Form 10-Q
period 2011-03-31
Corporate Capital Trust, Inc.
filed 2011-05-18
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54324

Corporate Capital Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2857503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 745-3797

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2011 was 22,222.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

CORPORATE CAPITAL TRUST, INC.

Condensed Balanced Sheets (unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$200,000	$200,000

Total assets	$200,000	$200,000

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 22,222 shares issued and outstanding	22	22
Paid-in capital in excess of par value	199,978	199,978

Total net assets	$200,000	$200,000

Net asset value per share	$9.00	$9.00

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST, INC.

Condensed Statements of Changes in Net Assets (unaudited)

	For the Three months ending through March 31, 2011	Period from June 9, 2010 (Inception) to December 31, 2010
Capital share transactions
Issuance of shares of common stock	$-	$200,000

Net increase in net assets resulting from capital share transactions	-	200,000

Total increase in net assets	-	200,000

Net assets at beginning of period	200,000	-

Net assets at end of period	$200,000	$200,000

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements

Three Months ended March 31, 2011

(unaudited)

1.	Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors.

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”) (collectively the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s investment portfolio on an ongoing basis. Both of the Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On June 23, 2010, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, offering for sale up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the “Offering”), was declared effective on April 4, 2011, at which time the Company’s Offering commenced. (see Note 5. Subsequent Events).

The Company has entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. will serve as the managing dealer of the Company’s Offering and in connection therewith will receive selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

The Company has entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement) for the overall management of the Company’s activities which will become effective when the Company receives proceeds of $2 million from its Offering. CNL has entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consists of (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. CNL will compensate KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

Under the terms of the Investment Advisory Agreement, once the Company’s Offering is effective and the Company raises a minimum of $2 million in gross proceeds from the Offering, CNL (and indirectly KKR) will also be entitled to receive up to 5% of gross proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company.

The Company has also entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) which will become effective when the Company receives gross proceeds of $2 million from its Offering, under which CNL will perform, or oversee the performance of, various administrative services on behalf of the Company. The Company will reimburse CNL for administrative expenses it incurs in performing its obligations.

The Company has been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its Offering.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements of the Company have been presented in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of the interim period included herein. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements

Three Months ended March 31, 2011

(unaudited)

notes thereto as of December 31, 2010 included in the Company’s amended registration statement on Form N-2, which was filed with the SEC on March 29, 2011.

The condensed statement of operations has been omitted because the Company did not earn any income or incur any expenses for the quarter ended March 31, 2011. In addition, the statement of cash flows has been omitted because no transactions occurred during the three months ended March 31, 2011.

Use of Estimates - The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Organization and Offering Expenses - Organization expenses will be expensed on the Company’s statement of operations. Continuous offering expenses, excluding sales load, will be capitalized on the Company’s balance sheet as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Income Taxes - The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. Prior to the Company’s election to be taxed as a RIC, which is intended to be effective for the 2011 tax year, it is subject to corporate federal and state income taxes on its taxable income.

3.	Founder Stock Subscriptions

In 2010, the Company entered into a series of founder stock purchase agreements for the sale of (i) 11,111 shares of common stock to CNL for a cash consideration of $100,000, and (ii) 11,111 shares of common stock to KKR for a cash consideration of $100,000. The considerations represent $9.00 per share. As of March 31, 2011, CNL and KKR were the sole shareholders of the Company.

4.	Related Party Transactions

One director and the executive officers of the Company also serve as a director and executive officers of CNL. The Advisors and certain of the CNL affiliates will receive fees and compensation in connection with management and administration of the Company and its investment portfolio, and in connection with the Offering.

As of March 31, 2011, the Company had not commenced its Offering and the Investment Advisory Agreement and Administrative Services Agreement were not yet effective; therefore, no fees or expenses had been incurred by the Company under these agreements as of such date. The Company’s Advisors had incurred approximately $3 million in organization and other offering expenses as of March 31, 2011. Under the terms of the Investment Advisory Agreement, there is no liability on the part of the Company to reimburse the Advisors for organization and offering expenses funded by the Advisors until the Investment Advisory Agreement is effective and the Company begins to raise capital through common stock subscription activity.

5.	Subsequent Events

On April 4, 2011, the Company filed Form N-54A and notified the SEC that it elects, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of sections 55 through 65 of the 40 Act. On April 4, 2011, the Company’s Registration Statement was declared effective by the SEC and the Company commenced its Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of Form N-2 as filed with the SEC on March 29, 2011.

EXECUTIVE OVERVIEW

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”) collectively, the “Advisors”, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may also potentially purchase common or preferred equity interests in portfolio companies.

The level of our investment activity depends on many factors, including: the amount of debt and equity capital available at large to finance the business activities of portfolio companies; the level of merger, acquisition and refinancing activity involving private companies; the availability of credit to finance transactions; and the general economic and competitive environment for the types of investments we intend to make. Based on prevailing market conditions, after meeting our minimum offering requirement of $2 million, we anticipate that we will invest the proceeds from each subscription closing generally within 30-90 days of accepting such subscriptions. The precise timing for incremental investment activity will depend on the availability of investment opportunities that are consistent with our investment objective and strategies.

LIQUIDITY AND CAPITAL RESOURCES

In 2010, we entered into a series of founder stock purchase agreements for the sale of an aggregate of 22,222 shares of common stock to CNL and KKR for cash consideration totaling $200,000. On June 23, 2010, we filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, offering for sale up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the “Offering”), was declared effective on April 4, 2011, at which time the Company’s Offering commenced.

We will generate cash primarily from the net proceeds from our Offering, and from cash flows from interest, dividends and fees earned from our portfolio investments and principal repayments and proceeds from sales of our portfolio investments.

We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock.

Our primary use of cash will include: the origination of new corporate loans; acquisition of secondary market loan positions involving portfolio companies as borrowers; payments of expenses; and cash distributions to shareholders. The Advisors have incurred on our behalf offering and organization expenses totaling approximately $3 million as of March 31, 2011. We will reimburse the Advisors for the organizational and offering expenses only to the extent that the reimbursement would not cause the total organizational and offering expenses (which excludes selling commissions and marketing support fees) borne by us to exceed 5% of the aggregate gross proceeds from our Offering. CNL and KKR will be responsible for the payment of our organization and offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us. The Advisors have the right to elect to waive or defer all or a portion of the reimbursement of the organization and offering expenses that would otherwise be payable by us to them.

RESULTS OF OPERATIONS

As of March 31, 2011, we had not commenced operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe and expand our critical accounting policies as they pertain to specific investment activities in the notes to our future financial statements.

Valuation of Investments

We will measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

•

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we will consider factors specific to the investment.

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (‘PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums will be accreted or amortized using the effective interest method as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind (PIK) Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and will be recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this type of income must be paid out to shareholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

Organization expenses will be expensed as incurred by us. Offering expenses, excluding sales load, will be capitalized on the Company’s balance sheet as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes, beginning with our taxable year ending December 31, 2011, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Prior to commencing our operations, the primary objective of our investment activities is to preserve principal. Our cash is deposited at a commercial bank in a non-interesting-bearing transaction account. All funds in a noninterest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors

As of March 31, 2011, there have been no material changes from the risk factors set forth in our final prospectus filed with the SEC as filed pursuant to Rule 497(c) and dated April 7, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of May, 2011.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2(a) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.2	Custodian Agreement (Incorporated by reference to Exhibit 2(j) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.5	Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.3	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.4	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)