Form 10-Q
period 2011-06-30
Corporate Capital Trust, Inc.
filed 2011-08-12
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00827

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 9, 2011 was 474,227.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

CORPORATE CAPITAL TRUST, INC.

Condensed Balance Sheets (unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash	$2,490,373	$200,000
Receivable from advisors	39,307	—
Prepaid expenses and other assets	104,676	—

Total assets	$2,634,356	$200,000

Liabilities
Accrued administrative services	$13,291	$—
Accrued directors’ fees	7,288	—
Accrued other	13,027	—

Total liabilities	33,606	—
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 288,972 and 22,222 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	289	22
Paid-in capital in excess of par value	2,600,461	199,978

Net assets	2,600,750	200,000

Total liabilities and net assets	$2,634,356	$200,000

Net asset value per share	$9.00	$9.00

See notes to condensed financial statements

CORPORATE CAPITAL TRUST, INC.

Condensed Statements of Operations (unaudited)

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Investment Income	$—	$—
Operating Expenses
Administrative services	13,291	13,291
Directors’ fees	7,288	7,288
Custodian and accounting fees	5,293	5,293
Insurance	5,272	5,272
Professional services	4,977	4,977
Shareholder reporting	1,568	1,568
Compliance services	1,534	1,534
Investment advisory fees	973	973
Shareholder services	84	84

Total expenses	40,280	40,280
Expense reimbursement	(40,280)	(40,280)

Net expenses	—	—

Net investment income	—	—
Net realized and unrealized gain	—	—

Net increase in net assets resulting from operations	$—	$—

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST, INC.

Condensed Statements of Changes in Net Assets (unaudited)

	For the six months ended June 30, 2011	Period from June 9, 2010 (Inception) to December 31, 2010
Increase in net assets from operations	$—	$—
Issuance of shares of common stock	2,400,750	200,000

Total increase in net assets	2,400,750	200,000
Net assets at beginning of period	200,000	—

Net assets at end of period	$2,600,750	$200,000

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and it is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors.

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”) (collectively the “Advisors”), which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s investment portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On June 23, 2010, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its offering for sale on a continuous basis up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the “Offering”). On April 4, 2011, the Company filed Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of sections 55 through 65 of the 40 Act. The Company’s Registration Statement, as amended, was declared effective on April 4, 2011 and the Company commenced its Offering. On June 16, 2011, the Company satisfied its minimum Offering requirement to accumulate in excess of $2 million in subscriptions in an escrow account and then the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal operations on June 17, 2011, including the continuation of its Offering. Prior to June 17, 2011, the Company had been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its Offering. The Company commenced investment operations after June 30, 2011.

The Company has entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn a management fee equal to an annual rate of 2% of the Company’s average gross assets and an incentive fee based on the Company’s performance. The incentive fee is comprised of the following three parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. CNL will compensate KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) are also entitled to receive up to 5% of gross proceeds in connection with the Company’s Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company.

The Company has entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Company’s Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

The Company has entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses CNL for the expenses it incurs in performing its administrative obligations on behalf of the Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been presented in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of the interim period included herein. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2010 included in the Company’s amended Registration Statement, which was filed with the SEC on March 29, 2011.

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements

(Unaudited)

Use of Estimates – The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Organization and Offering Expenses – Organization expenses will be expensed on the Company’s statement of operations. Continuous offering expenses, excluding sales load, will be capitalized on the Company’s balance sheet as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Distributions – Distributions declared by the Company’s board of directors are recognized as distribution liabilities on the ex-dividend date. The ex-dividend date for the Company’s common stock is the same as the record date.

Income Taxes – The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. Prior to the Company’s election to be taxed as a RIC, which is intended to be effective for the 2011 tax year, it is subject to corporate federal and state income taxes on its taxable income. The Company did not have any taxable income prior to 2011.

3.	Founder Stock Subscription

In 2010, the Company entered into a series of founder stock purchase agreements for the sale of (i) 11,111 shares of common stock to CNL for a cash consideration of $100,000, and (ii) 11,111 shares of common stock to KKR for a cash consideration of $100,000. The considerations represent $9.00 per share. As of June 30, 2011, CNL and KKR each held less than 5% ownership interest in the issued and outstanding common stock of the Company.

4.	Related Party Transactions

One director and the executive officers of the Company also serve as a director and executive officers of CNL, respectively.

The Advisors receive investment advisory fees for managing the assets of the Company. For the period ended June 30, 2011, the Company incurred management fees payable to the Advisors of $973. The Company incurred no incentive fees for the period ended June 30, 2011. CNL and certain of its affiliates receive compensation and reimbursement of expenses in connection with the management and administration of the Company. For the period ended June 30, 2011, CNL Securities Corp received $199,750 in selling commissions and marketing support fees in connection with the Offering.

The Company’s Advisors had incurred approximately $3.91 million in organization and offering expenses as of June 30, 2011. Under the terms of the Investment Advisory Agreement, the Company’s obligation to reimburse the Advisors for organization and offering expenses incurred by the Advisors is linked to the gross amount of capital raised from the Offering. On June 7, 2011, the Advisors waived the reimbursement of organization and offering expenses in connection with Company’s gross capital raise from the Offering for the period beginning on June 17, 2011 and ending September 30, 2011.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of directors declares a distribution to the Company’s shareholders. The “Expense Support Payment Period” began on June 17, 2011, the day after the Company satisfied its minimum Offering requirement, and ends on September 30, 2011. During the term of the Expense Support Agreement, the Advisors will be entitled to reimbursement by the Company (a “Reimbursement Payment”) for each unreimbursed Expense Support Payment made under the Agreement, but such Reimbursement Payment may only be made within three years since the end of the year in which such Expense Support Payment was made. No Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses to exceed 1.91% of net assets attributable to common shares as of the end of any such calendar year. As of June 30, 2011, management believes that such Reimbursement Payment is not probable. As of June 30, 2011, the amount of Expense Support Payment obligation, paid or payable by the Advisors, is $40,280, representing all of the Company’s operating expenses between June 17, 2011 and June 30, 2011.

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements

(Unaudited)

Indemnification – The Investment Advisory Agreement provides certain indemnification to the Advisors and their affiliates. As of June 30, 2011, management believes that the risk of incurring of any losses for such indemnification is remote.

5.	Distributions

On June 8, 2011, the Company’s board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on July 1, 2011 and ending on September 20, 2011. The distributions will be paid monthly on July 27, August 31 and September 28, 2011.

6.	Purchases and Sales of Investments

There were no purchases or sales of investments for the period ended June 30, 2011. The Company held cash as its primary asset for the period ended June 30, 2011.

7.	Share Transactions

Transactions in shares of common stock were as follows:

	3 Month Period Ended June 30, 2011	6 Month Period Ended June 30, 2011
Gross Proceeds from Offering	$2,600,500	$2,600,500
Commissions and Marketing Support Fees	$199,750	$199,750
Net Proceeds to Company	$2,400,750	$2,400,750
Shares Issued by Company	266,750	266,750
Net Proceeds Per Share	$9.00	$9.00

8.	Financial Highlights

The following is a schedule of financial highlights for the period from June 17, 2011 (commencement of operations) through June 30, 2011:

Net asset value per share, beginning of period	$9.00
Results of Operations:
Net investment income	—
Net realized and unrealized gain	—
Net increase in net assets resulting from operations	—
Net asset value per share, end of period	$9.00
Ratios and Supplemental Data:
Net assets, end of period (in 000’s)	$2,601
Ratios to average net assets:
Expenses prior to reimbursement [1]	46.35%
Expenses after reimbursement	0.00%
Net investment income	0.00%

[1]	Annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form N-2 (as supplemented or amended), which was initially filed with the Securities Exchange Commission (the “SEC”) on March 29, 2011.

EXECUTIVE OVERVIEW

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”), collectively, the “Advisors”, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC.

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

The level of our investment activity depends on many factors, including: the amount of debt and equity capital available at large to finance the business activities of portfolio companies; the level of merger, acquisition and refinancing activity involving private companies; the availability of credit to finance transactions; and the general economic and competitive environment for the types of investments we intend to make. Based on prevailing market conditions, we anticipate that after July 1, 2011 we will invest the proceeds from each weekly subscription closing generally within 30-90 days of accepting such subscriptions. The precise timing for incremental investment activity will depend on the availability of investment opportunities that are consistent with our investment objective and strategies.

LIQUIDITY AND CAPITAL RESOURCES

In 2010, we entered into a series of founder stock purchase agreements with the Advisors for the sale of an aggregate of 22,222 shares of common stock to the Advisors for cash consideration totaling $200,000. On June 23, 2010, we filed a registration statement on SEC Form N-2 (as amended, the “Registration Statement”) with the SEC to register our common stock. The Registration Statement offering for sale up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the “Offering”), was declared effective on April 4, 2011, at which time our Offering commenced.

We generate cash primarily from the net proceeds from our Offering and from cash flows from interest, dividends and fees earned from our portfolio investments and principal repayments and proceeds from sales of our portfolio investments. We satisfied our minimum Offering requirement on June 16, 2011 and subsequently sold a total of 266,750 shares of our common stock for net proceeds of $2,400,750 in the period from June 16, 2011 to June 30, 2011.

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

Our primary uses of cash will include: the origination of new corporate loans; acquisition of secondary market corporate loan and bond positions involving portfolio companies as borrowers; payments of our operating expenses; and cash distributions to shareholders. The Advisors have incurred on our behalf organization and offering expenses totaling approximately $3.91 million as of June 30, 2011. We will reimburse the Advisors for the organization and offering expenses only to the extent that the reimbursement would not cause the total organization and offering expenses (which excludes selling commissions and marketing support fees) borne by us to exceed 5% of the aggregate gross proceeds from our Offering. CNL and KKR continue to be responsible for the payment of our organization and offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us. On June 7, 2011, the Advisors waive all reimbursement of organization and offering expenses in connection with our gross capital raise from the Offering for the period beginning on June 17, 2011 and ending September 30, 2011.

On June 7, 2011, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to us all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of directors declares a distribution to shareholders. The “Expense Support Payment Period” began on June 17, 2011, the day after we satisfied our minimum Offering requirement, and ends on September 30, 2011. With respect to each month during the term of the Expense Support Agreement, the Advisors will be entitled to reimbursement by us (a “Reimbursement Payment”) for each unreimbursed Expense Support Payment made prior to the last day of such month, but such Reimbursement Payment may only be made within three years since the end of the year in which such Expense Support Payment was made. No Reimbursement Payment may be made by us to the extent that it would cause our other operating expenses to exceed 1.91% of net assets attributable to common shares as of the end of any such calendar year. As of June 30, 2011, management believes that such Reimbursement Payment is not probable. Management will periodically assess the likelihood that Reimbursement Payments become probable. As of June 30, 2011, the amount of Expense Support Payment, received or receivable by us from the Advisors, is $40,280, representing all of our operating expenses between June 17, 2011 and June 30, 2011.

The Expense Support Agreement may be terminated by the Advisors acting jointly, without payment of any penalty, upon written notice to us, except the Advisors may not terminate their obligations to make Expense Support Payments. In addition, the Expense Support Agreement will automatically terminate in the event of (a) the termination by us of either our Investment Advisory Agreement or our Sub-Advisory Agreement, or (b) our dissolution or liquidation. If the Expense Support Agreement is terminated due to termination of the Investment Advisory Agreement or the Sub-Advisory Agreement, then we must make a Reimbursement Payment to the Advisors, pro rata based on the aggregate unreimbursed Expense Support Payments made by each Advisor.

We make our ordinary monthly distributions in the form of cash, out of assets legally available, unless shareholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder. On June 8, 2011, our board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on July 1, 2011 and ending on September 20, 2011. The distributions will be paid monthly on July 27, August 31 and September 28, 2011. The following table provides the details of the cash distributions per share that we have declared on our common stock as of June 30, 2011.

Record Date	Payment Date	Distribution Declared Per Share
July 1, 2011	July 27, 2011	$0.013462
July 5, 2011	July 27, 2011	$0.013462
July 12, 2011	July 27, 2011	$0.013462
July 19, 2011	July 27, 2011	$0.013462
July 26, 2011	August 31, 2011	$0.013462
August 2, 2011	August 31, 2011	$0.013462
August 9, 2011	August 31, 2011	$0.013462
August 16, 2011	August 31, 2011	$0.013462
August 23, 2011	August 31, 2011	$0.013462
August 30, 2011	September 28, 2011	$0.013462
September 6, 2011	September 28, 2011	$0.013462
September 13, 2011	September 28, 2011	$0.013462
September 20, 2011	September 28, 2011	$0.013462

RESULTS OF OPERATIONS

Set forth below are our results of operations for the quarter ended June 30, 2011; business operations started on June 17, 2011 and investment activity commenced after June 30, 2011.

Operating Expenses and Net Investment Income

As of June 30, 2011, we had not commenced investment operations. Net investment income for the period ended June 30, 2011 was $0. Accrued operating expenses were $40,280 for the period beginning with our commencement of business operations on June 17, 2011 through June 30, 2011; all accrued operating expenses were offset by $40,280 in Advisors’ expense support payment obligations. Operating expenses include accrual provisions for: custodian, fund administration, transfer agency and reporting costs for CCT shareholders, director fees, attorney fees, investment management fees and insurance. Variable expenses include management fees, legal fees, auditor fees, and transfer agency and reporting costs which are generally linked to the number of our shareholder accounts.

Net Assets and Net Asset Value per Share

Net assets increased by $2,400,750 during the quarter, solely attributable to the sale and issuance of common stock. Our net asset value per share was $9.00 on June 30, 2011, unchanged from March 31, 2011.

Capital Stock Activity

Shares of our common stock outstanding increased by 266,750. The net price per share (net of sales load) was $9.00 on June 30, 2011, pursuant to the Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2011.

CONTRACTUAL OBLIGATIONS

The following contracts and agreements by their respective terms became effective on June 17, 2011 upon the satisfaction of our minimum Offering requirement:

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. CNL has also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn a management fee equal to an annual rate of 2% of our average gross assets, and an incentive fee based on our performance. The incentive fee is comprised of the following three parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. CNL will compensate KKR for advisory services that it provides to us with 50% of the fees that CNL receives under the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, CNL (and indirectly KKR) are also entitled to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The terms of the Investment Advisory Agreement and the Sub-Advisory Agreement were approved by the vote of a majority of our directors who are not “interested persons” (as defined in the Investment Company Act of 1940) in relation to us or our Advisors. Such approval was made in accordance with, and on a basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act of 1940 and applicable rules and regulations thereunder.

Managing Dealer Agreement – We have entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of our Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. We will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

Administrative Services Agreement – We have also entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on our behalf. We reimburse CNL for the expenses it incurs in performing such administrative services. Certain sub-administration agreements, including one agreement by and between CNL and CNL Capital Markets Corp., an affiliate of CNL, and another sub-administration agreement by and between CNL and State Street Bank and Trust, also became effective on June 17, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence our investment operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe and expand our critical accounting policies as they pertain to specific investment activities in the notes to our future financial statements.

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

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased, and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

•

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

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

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance. In order to maintain our status as a regulated investment company (a “RIC”), substantially all of this type of income must be paid out to shareholders in the form of dividends, even if we have not collected any cash. We generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums will be accreted or amortized using the effective interest method as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

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

Organization and Offering Expenses

Organization expenses will be expensed as incurred by us. Offering expenses, excluding sales load, will be capitalized on our balance sheet as deferred offering expenses and expensed to our statement of operations over a 12-month period.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes, beginning with our taxable year ending December 31, 2011, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Prior to commencing our investment operations, the primary objective of our investment activities is to preserve principal. Our cash is deposited at a commercial bank in a non-interest-bearing transaction account. All funds in the non-interest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (the “FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

As of June 30, 2011, there have been no material changes to the risk factors set forth in our Registration Statement filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	( Removed and Reserved )

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August, 2011.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2(a) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.2	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.3	Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.4	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.5	Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2011.)

10.6	Form of Managing Dealer Agreement by and between Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.7	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.8	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.9	Intellectual Property License Agreement by and between Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.10	Amended and Restated Escrow Agreement by and among Registrant, UMB Bank N.A., and CNL Securities Corp. (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)