Form 10-Q
period 2011-09-30
Corporate Capital Trust, Inc.
filed 2011-11-10
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 3, 2011 was 3,564,630.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

Corporate Capital Trust, Inc.

Con densed Balance Sheets (unaudited)

	September 30, 2011	December 31, 2010
Assets
Investments, at fair value (cost, $20,364,479)	$20,081,026	$—
Cash	—	200,000
Interest receivable	180,168	—
Principal receivable	4,681	—
Receivable from advisors	111,169	—
Deferred financing costs	170,295	—
Prepaid expenses and other assets	70,035	—

Total assets	$20,617,374	$200,000

Liabilities
Payable for investments purchased	$5,045,476	$—
Accrued administrative services	55,975	—
Accrued directors’ fees	16,994	—
Shareholders’ distributions payable	20,928	—
Other accrued expenses and liabilities	77,752	—

Total liabilities	5,217,125	—

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 1,748,587 and 22,222 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,749	22
Paid-in capital in excess of par value	15,735,529	199,978
Net realized losses on investments	(285)	—
Distribution in excess of net investment income	(53,291)	—
Net unrealized appreciation (depreciation) on investments	(283,453)	—

Net assets	15,400,249	200,000

Total liabilities and net assets	$20,617,374	$200,000

Net asset value per share	$8.81	$9.00

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Statements of Operations (unaudited)

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Investment income
Interest income	$74,650	$74,650

Total investment income	74,650	74,650

Operating expenses
Administrative services	81,711	95,002
Professional services	54,653	59,630
Director fees and expenses	47,890	55,178
Investment advisory fees	40,371	41,344
Custodian and accounting fees	34,783	40,076
Insurance	34,640	39,912
Interest expense	11,826	11,826
Other	46,184	49,370

Total operating expenses	352,058	392,338

Expense reimbursement	(352,058)	(392,338)

Net expenses	—	—

Net investment income	74,650	74,650
Realized and unrealized gain/loss
Net realized loss on investments	(285)	(285)
Net change in unrealized appreciation (depreciation) on investments	(283,453)	(283,453)

Total net realized and unrealized loss on investments	(283,738)	(283,738)

Net decrease in net assets resulting from operations	$(209,088)	$(209,088)

Net Investment Income Per Share	$0.10	$0.27

Earnings (Loss) Per Share	$(0.28)	$(0.76)

Weighted Average Shares Outstanding	736,093	275,541
Dividends Declared Per Share	$0.19	$0.19

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Statements of Changes in Net Assets (unaudited)

	For the nine months ended September 30, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Operations
Net investment income	$74,650	$—
Net realized loss on investments	(285)	—
Net change in unrealized appreciation (depreciation) on investments	(283,453)	—

Net increase (decrease) in net assets resulting from operations	(209,088)	—

Distributions to shareholders from
Net investment income	(74,650)	—
Other sources	(53,291)	—

Net decrease in net assets resulting from shareholder distributions	(127,941)	—

Capital share transactions
Issuance of shares of common stock	15,463,347	200,000
Reinvestment of shareholder distributions	73,931	—

Net increase in net assets resulting from capital share transactions	15,537,278	200,000

Total increase in net assets	15,200,249	200,000

Net assets at beginning of period	200,000	—

Net assets at end of period	$15,400,249	$200,000

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Statement of Cash Flows (unaudited)

	For the nine months ended September 30, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Operating Activities:
Net decrease in net assets resulting from operations	$(209,088)	$—
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(15,267,304)
Proceeds from sales of investments	33,270
Net realized loss on investments	285
Increase in short-term investments, net	(5,140,857)
Proceeds from principal payments	10,923
Net amortization/accretion	11,030
Net change in unrealized appreciation (depreciation) on investments	283,453
Increase in interest receivable	(180,168)
Increase in principal receivable	(4,681)
Increase in receivable from advisors	(111,169)
Increase in prepaid expenses and other assets	(70,035)
Increase in payable for investments purchased	5,045,476
Increase in accrued administrative services	55,975
Increase in accrued directors’ fees	16,994
Increase in shareholders’ distributions payable	20,928
Increase in other accrued expenses and liabilities	77,752

Net cash used in operating activities	(15,427,216)	—

Financing Activities:
Cash distributions paid from investment income – net	(74,650)
Cash distributions paid from other sources	(53,291)
Issuance of shares of common stock	15,463,347	200,000
Reinvestment of shareholder distributions	73,931
Deferred financing costs	(182,121)

Net cash provided by financing activities	15,227,216	200,000

Net increase (decrease) in cash	(200,000)	200,000
Cash, beginning of period	200,000	—

Cash, end of period	$—	$200,000

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Schedule of Investments (unaudited)

As of September 30, 2011

Portfolio Company	Industry	Principal Amount	Cost (a)	Fair Value
Senior Secured Debt – 71.4%
Alliant Holdings I, Inc., L+300, 8/21/2014	Insurance Brokers	$85,889	$77,452	$82,024
Allison Transmission, Inc., L+275, 8/7/2014	Auto Parts & Equipment	7,586	6,993	7,177
Aspen Dental Management, Inc., L+450, 1.50% LIBOR Floor, 10/6/2016 (b)	Health Care Services	156,281	151,098	150,290
Associated Materials, LLC, 9.13%, 11/1/2017	Building Products	25,000	25,369	20,250
Avaya, Inc., L+275, 10/24/2014 (b)	Communications Equipment	380,376	346,360	344,240
Avaya, Inc., L+450, 10/26/2017 (b)	Communications Equipment	217,089	196,301	185,068
Avis Budget Car Rental, LLC, L+525, 1.50% LIBOR Floor, 9/21/2018 (b)	Trucking	276,675	271,141	275,493
BJ’s Wholesale Club, Inc., L+575, 1.25% LIBOR Floor, 9/30/2018 (b)	Hypermarkets & Super Centers	413,299	392,634	400,772
Caesars Entertainment Operating Co., Inc., L+300, 1/28/2015	Casinos & Gaming	12,829	11,679	10,741
Caesars Entertainment Operating Co., Inc., 11.25%, 6/1/2017	Casinos & Gaming	270,000	288,444	272,363
California Pizza Kitchen, Inc., L+550, 1.25% LIBOR Floor, 7/7/2017	Food Retail	70,638	69,595	69,578
Calpine Corp., L+325, 1.25% LIBOR Floor, 4/1/2018	Multi-Utilities	68,447	65,530	64,674
CDW Corp., L+350, 10/10/2014 (b)	Technology Distributors	229,473	214,557	213,505
Cengage Learning, Inc., L+225, 7/3/2014 (b)	Publishing	252,626	206,989	198,627
Ceridian Corp., L+300, 11/10/2014	Data Processing & Outsourced Services	302,646	271,689	264,437
Citco III, Ltd., L+500, 1.25% LIBOR Floor, 6/29/2018 NL (e)	Asset Management & Custody Banks	17,351	17,394	16,527
ClubCorp Operations, Inc., L+450, 1.50% LIBOR Floor, 11/30/2016	Leisure Facilities	137,438	129,574	132,169
CRC Health Group, Inc., L+450, 11/16/2015	Health Care Services	23,846	23,388	22,734
Datatel, Inc., L+350, 1.50% LIBOR Floor, 2/20/2017	Systems Software	17,515	17,487	17,297
Datatel, Inc., L+725, 1.50% LIBOR Floor, 2/19/2018	Systems Software	150,000	153,690	149,125
DineEquity, Inc., L+300, 1.25% LIBOR Floor, 10/19/2017 (b)	Restaurants	81,396	78,116	79,037
Easton-Bell Sports, Inc., 9.75%, 12/1/2016	Leisure Products	366,000	391,189	382,470
Emergency Medical Services Corp., L+375, 1.50% LIBOR Floor, 5/25/2018	Health Care Services	217,514	205,640	207,665
Fidelity Sedgwick Holdings, Inc., L+350, 1.50% LIBOR Floor, 12/31/2016 (c)	Insurance Brokers	113,394	107,407	108,292
Fifth Third Processing Solutions, Inc., L+325, 1.25% LIBOR Floor, 11/3/2016	Data Processing & Outsourced Services	61,458	59,629	59,680
General Nutrition Centers, Inc., L+300, 1.25% LIBOR Floor, 3/2/2018	Specialty Stores	23,369	23,369	22,806
Guitar Center, Inc., L+525, 4/9/2017 (b)	Specialty Stores	442,633	395,715	392,007
Gymboree Corp., L+350, 1.50% LIBOR Floor, 2/23/2018	Apparel Retail	111,091	98,214	99,411
High Plains Broadcasting, LLC, L+675, 3.00% LIBOR Floor, 9/14/2016 (b)	Broadcasting	76,123	75,142	75,172
Hub International, Ltd., L+250, 6/13/2014, delayed draw term loan	Insurance Brokers	7,895	7,159	7,310
Hub International, Ltd., L+250, 6/13/2014	Insurance Brokers	35,123	31,846	32,518
Hubbard Radio, L+725, 1.50% LIBOR Floor, 4/30/2018 (b)	Broadcasting	425,207	424,372	417,235
Husky Injection Molding Systems, Ltd., L+525, 1.25% LIBOR Floor, 6/29/2018 CA (e)	Industrial Machinery	143,462	140,548	139,875
Immucor, Inc., L+575, 1.50% LIBOR Floor, 8/19/2018 (b)	Health Care Supplies	374,788	364,725	370,384

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Schedule of Investments (unaudited)

As of September 30, 2011

(continued)

Portfolio Company	Industry	Principal Amount	Cost (a)	Fair Value
Interactive Data Corp., L+325, 1.25% LIBOR Floor, 2/11/2018	Other Diversified Financial Services	$18,308	$17,933	$17,622
iPayment, Inc., L+425, 1.50% LIBOR Floor, 5/8/2017	Data Processing & Outsourced Services	33,573	33,679	32,777
IPC Systems, Inc., L+225, 6/2/2014 (b)	Communications Equipment	5,000	4,650	4,644
J Crew Group, Inc., L+350, 1.25% LIBOR Floor, 3/7/2018	Apparel Retail	351,132	321,479	313,385
Jo Ann Stores, Inc., L+350, 1.25% LIBOR Floor, 3/16/2018	Specialty Stores	23,547	23,313	21,918
Johnson Diversey, L+300, 1.00% LIBOR Floor, 11/24/2015	Diversified Chemicals	38,953	37,992	38,930
Lawson Software, Inc., L+525, 1.50% LIBOR Floor, 7/5/2017	Application Software	370,873	352,262	352,198
LocalTV Finance, LLC, L+200, 5/7/2013 (b)	Broadcasting	370,225	350,613	347,437
McJunkin Red Man Corp., 9.50%, 12/15/2016	Oil & Gas Equipment & Services	618,000	608,087	565,273
Michaels Stores, Inc., L+225, 10/31/2013	Specialty Stores	215,942	200,692	207,076
Michaels Stores, Inc., L+450, 7/31/2016	Specialty Stores	11,714	11,686	11,222
Mondrian Investment Partners, L+425, 1.25% LIBOR Floor, 7/12/2018 UK (e)	Asset Management & Custody Banks	16,657	16,171	16,366
N.E.W. Holdings I, LLC, L+425, 1.75% LIBOR Floor, 3/23/2016	Data Processing & Outsourced Services	8,939	8,500	8,615
NBTY, Inc., L+325, 1.00% LIBOR Floor, 10/1/2017	Personal Products	30,365	29,994	29,526
Newport Television, LLC, L+675, 3.00% LIBOR Floor, 9/14/2016 (b)	Broadcasting	279,211	275,612	275,721
Nexstar Broadcasting, Inc. / Mission Broadcasting, Inc., 8.88%, 4/15/2017	Broadcasting	170,000	178,196	167,875
Nusil Technology, LLC, L+400, 1.25% LIBOR Floor, 4/7/2017	Specialty Chemicals	26,153	26,153	25,237
Nuveen Investments, Inc., L+300, 11/13/2014	Other Diversified Financial Services	25,629	25,264	23,515
Nuveen Investments, Inc., L+550, 5/13/2017	Other Diversified Financial Services	133,224	130,806	123,765
Ocwen Financial Corp., L+550, 1.50% LIBOR Floor, 7/19/2016	Thrifts & Mortgage Finance	94,830	92,951	92,222
Petco Animal Supplies, Inc., L+325, 1.25% LIBOR Floor, 11/24/2017	Specialty Stores	120,101	113,946	114,021
Pinnacle Foods Finance, LLC, L+250, 4/2/2014 (b)	Food Distributors	183,691	174,966	174,851
Realogy Corp., L+425, 10/10/2016 (b)	Real Estate Services	399,932	345,071	326,373
Realogy Corp., L-15, 10/10/2016 (b)	Real Estate Services	37,363	32,235	30,491
Ryerson, Inc., 7.63%, L+737.5, 11/1/2014	Steel	98,000	97,295	91,140
Ryerson, Inc., 12.00%, 11/1/2015	Steel	44,000	46,659	44,000
Sabre, Inc., L+200, 9/30/2014	Airlines	23,195	21,006	19,542
Scitor Corp., L+350, 1.50% LIBOR Floor, 2/15/2017	Aerospace & Defense	23,369	23,312	21,529
Sedgwick CMS Holdings, Inc., L+750, 1.50% LIBOR Floor, 5/30/2017 (b)	Insurance Brokers	448,845	436,502	435,941
Sheridan Holdings, Inc., L+225, 6/13/2014	Health Care Services	349,092	319,855	322,910
SI Organization, Inc., L+325, 1.25% LIBOR Floor, 11/22/2016 (b)	Aerospace & Defense	188,381	175,984	173,389
Skilled Healthcare Group, Inc., L+375, 1.50% LIBOR Floor, 4/9/2016	Health Care Services	16,692	16,199	15,785
Sports Authority, Inc., L+600, 1.50% LIBOR Floor, 11/16/2017	Specialty Stores	416,666	403,638	394,097
Springleaf Financial Funding Co., L+425, 1.25% LIBOR Floor, 5/10/2017	Consumer Finance	29,808	29,221	25,933
SymphonyIRI Group, Inc., L+375, 1.25% LIBOR Floor, 12/1/2017	Diversified Support Services	20,073	19,646	19,538

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Schedule of Investments (unaudited)

As of September 30, 2011

(continued)

Portfolio Company	Industry	Principal Amount	Cost (a)	Fair Value
Telx Group, Inc., L+625, 1.25% LIBOR Floor, 9/15/2017 (b)	Integrated Telecommunication Services	$334,562	$314,488	$320,623
TowerCo Finance, LLC, L+375, 1.50% LIBOR Floor, 2/2/2017 (b)	Real Estate Services	30,409	29,763	29,725
Univar, Inc., L+350, 1.50% LIBOR Floor, 6/30/2017	Diversified Chemicals	240,338	224,115	226,308
VWR Funding, Inc., L+250, 6/30/2014	Life Sciences Tools & Services	148,347	136,425	139,354
West Corp., L+425, 7/15/2016 (b)	Internet Software & Services	5,000	4,844	4,854
William Bolthouse Farms, Inc., L+750, 2.00% LIBOR Floor, 8/11/2016	Agricultural Products	100,000	101,596	98,312

Total Senior Secured Debt			11,153,234	10,994,993

Subordinated Debt – 25.0%
Amkor Technology, Inc., 7.38%, 5/1/2018	Semiconductor Equipment	208,000	205,337	200,720
Aramark Corp., 8.50%, 2/1/2015	Diversified Support Services	187,000	190,264	189,337
Aspect Software, Inc., 10.63%, 5/15/2017	Communications Equipment	284,000	293,185	285,420
Boise Paper Holdings, LLC / Boise Finance Co., 9.00%, 11/1/2017	Paper Packaging	146,000	155,111	152,570
CCO Holdings, LLC / CCO Holdings Capital Corp., 7.25%, 10/30/2017	Cable & Satellite	52,000	54,035	52,000
CDW LLC / CDW Finance Corp., 11.50%/12.50% PIK, 10/12/2015 (d)	Technology Distributors	135,000	142,870	134,662
CHS / Community Health Systems, Inc., 8.88%, 7/15/2015	Health Care Facilities	75,000	75,844	73,688
Diversey Holdings, Inc., 10.50%/11.50% PIK, 5/15/2020 (d)	Diversified Chemicals	39,895	49,400	50,767
E*TRADE Financial Corp., 7.88%, 12/1/2015	Investment Banking & Brokerage	269,000	266,985	260,930
Education Management, LLC / Education Management Finance Corp., 8.75%, 6/1/2014	Education Services	178,000	177,792	173,550
Express, LLC / Express Finance Corp., 8.75%, 3/1/2018	Apparel Retail	43,000	46,355	45,150
Fidelity National Information Services, Inc., 7.88%, 7/15/2020	Application Software	122,000	130,408	126,880
Fidelity National Information Services, Inc., 7.63%, 7/15/2017	Application Software	46,000	48,782	47,840
FTI Consulting, Inc., 6.75%, 10/1/2020	Other Diversified Financial Services	87,000	86,825	83,955
GCI, Inc., 8.63%, 11/15/2019	Wireless Telecommunication Services	37,000	40,371	38,573
Gymboree Corp., 9.13%, 12/1/2018	Apparel Retail	329,000	257,134	243,460
J Crew Group, Inc., 8.13%, 3/1/2019	Apparel Retail	73,000	65,189	61,138
Manitowoc Co., Inc., 9.50%, 2/15/2018	Construction & Farm Machinery & Heavy Trucks	42,000	46,093	41,055
MetroPCS Wireless, Inc., 7.88%, 9/1/2018	Wireless Telecommunication Services	269,000	272,822	260,930
Mueller Water Products, Inc., 7.38%, 6/1/2017	Industrial Machinery	449,000	353,588	350,220
Neiman Marcus Group, Inc., 10.38%, 10/15/2015	Department Stores	117,000	120,512	118,170
Nuveen Investments, Inc., 10.50%, 11/15/2015	Other Diversified Financial Services	123,000	121,046	113,467
Sandridge Energy, Inc., 3.87%, L+362.5, 4/1/2014	Oil & Gas Exploration & Production	23,000	22,947	22,268

See notes to condensed financial statements.

Corporate Capital Trust, Inc.

Condensed Schedule of Investments (unaudited)

As of September 30, 2011

(continued)

Portfolio Company	Industry	Principal Amount	Cost (a)	Fair Value
Sinclair Television Group, Inc., 8.38%, 10/15/2018	Broadcasting	$27,000	$28,406	$26,595
Sprint Nextel Corp., 8.38%, 8/15/2017	Wireless Telecommunication Services	14,000	13,510	13,020
SSI Investments II / SSI Co-Issuer, LLC, 11.13%, 6/1/2018	Systems Software	144,000	159,142	143,280
Transunion, LLC / TransUnion Financing Corp., 11.38%, 6/15/2018	Other Diversified Financial Services	153,000	172,585	166,387
VWR Funding, Inc., 10.25%/11.25% PIK, 7/15/2015 (d)	Life Sciences Tools & Services	124,000	123,075	122,760
West Corp., 7.88%, 1/15/2019	Internet Software & Services	265,000	251,180	249,100

Total Subordinated Debt			3,970,793	3,847,892

		Shares
Preferred Stock – 0.6%
Ally Financial, Inc.	Diversified Banks	5,575	99,595	97,284

		Units
Short Term Investment – 33.4%
State Street Institutional Liquid Reserves Fund, 0.09% (f)		5,140,857	5,140,857	5,140,857

TOTAL INVESTMENTS – 130.4% (g)			$20,364,479	20,081,026

LIABILITIES IN EXCESS OF OTHER ASSETS – (30.4%)				(4,680,777)

NET ASSETS – 100.0% $				15,400,249

(a)	Represents amortized cost for debt securities and cost for preferred stock.
(b)	Position or portion thereof unsettled as of September 30, 2011.
(c)	Fair value is determined by the Company’s Board of Directors (see Note 7).
(d)	Payment-in-kind security.
(e)	A portfolio company with corporate headquarters based in a foreign country.
(f)	7-day effective yield as of September 30, 2011.
(g)	As of September 30, 2011, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $54,937; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $338,390; the net unrealized depreciation was $283,453; the aggregate cost of securities for Federal income tax purposes was $20,364,479.

Abbreviations:

CA – Canada

LIBOR – London Interbank Offered Rate

NL – The Netherlands

UK – United Kingdom

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST, INC.

Notes to Condensed Financial Statements (unaudited)

September 30, 2011

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

On June 23, 2010, the Company filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register its offering for sale on a continuous basis of up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10 per share) (the “Offering”). On April 4, 2011, the Company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of sections 55 through 65 of the 40 Act. The Registration Statement was declared effective on April 4, 2011 and the Company commenced its Offering. On June 16, 2011, the Company satisfied its minimum offering requirement to accumulate in excess of $2 million in subscriptions in an escrow account and then the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal operations on June 17, 2011, including the continuation of its Offering. Prior to June 17, 2011, the Company had been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its Offering. The Company commenced investment operations on July 1, 2011.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been presented in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of the interim period included herein. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2010 included in the pre-effective amendment No. 3 to the Registration Statement, which was filed with the SEC on March 29, 2011.

Use of Estimates – The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents consist of demand deposits, repurchase agreements, and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions. All funds in the non-interest-bearing custodian account are insured in full by the Federal Deposit Insurance Corporation (the “FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Valuation of Investments – The Company measures the value of its investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services or one or more broker-dealers or market makers.

With respect to portfolio investments for which market quotations are not readily available, the Company’s board of directors, with the assistance of the Company’s Advisors, officers and independent valuation agents, is responsible for determining in good faith the fair value of these portfolio investments in accordance with the valuation policy approved by the board of directors. The board of directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are described in greater detail in Note 7.

Security Transactions, Realized/Unrealized Gains or Losses, Income Recognition – Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the Statement of Operations.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method.

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized discounts are recorded as interest income.

The Company has investments in debt securities which contain a contractual payment-in-kind, or PIK, interest provision. If the borrower elects to pay interest under the PIK optional provision, if collectible, the interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income.

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

Income Taxes – The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. Prior to the Company’s election to be taxed as a RIC, which is intended to be effective for the 2011 tax year, it is subject to corporate federal and state income taxes on its taxable income. The Company did not have any taxable income prior to 2011.

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact the Company’s financial statements.

3.	Agreements and Related Party Transactions

One of the Company’s directors and its executive officers also serve as a director and executive officers of CNL, respectively.

The Company has entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of the Company’s average gross assets and an incentive fee based on the Company’s performance. The incentive fee is comprised of the following three parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. CNL compensates KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company.

The Company has entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

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

The Company incurred no incentive fees for the period ended September 30, 2011. CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Payments to related parties for fees, expenses and reimbursement of expenses are summarized below:

RELATED PARTY COMPENSATION

(as of September 30, 2011)

Related Party	Operating Expense Category	Amount
CNL Securities Corp.	Selling commissions & marketing support fees	$1,629,143
CNL Fund Advisors Company & KKR Asset Management LLC	Investment advisory fees	41,344
CNL Fund Advisors Company	Administrative Services – chief financial officer services	21,781
CNL Fund Advisors Company	Compliance Services – chief compliance officer services	11,617
CNL Fund Advisors Company	Administrative Services – shareholder services, other	43,230
CNL Fund Advisors Company & KKR Asset Management LLC	Organization and offering expenses	—

The Company’s Advisors had incurred approximately $4.5 million in organization and offering expenses as of September 30, 2011. Under the terms of the Investment Advisory Agreement, the Company’s obligation to reimburse the Advisors for organization and offering expenses incurred by the Advisors is linked to the gross amount of capital raised from the Offering. On June 7, 2011, the Advisors waived the reimbursement of organization and offering expenses in connection with Company’s gross capital raise from the Offering for the period beginning on June 17, 2011 and ending September 30, 2011. On September 11, 2011 the Advisors each provided written notice to the Company of their agreement to waive until December 31, 2011, all reimbursement of organizational and offering expenses to which they are entitled.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) for each month during the initial Expense Support Payment Period (as defined below) in which the Company’s board of directors declares a distribution to the Company’s shareholders. The initial “Expense Support Payment Period” began on June 17, 2011, the day after the Company satisfied its minimum offering requirement, and was initially scheduled to end on September 30, 2011. On September 12, 2011, the Company and the Advisors entered into an amendment to the Expense Support Agreement that extended the terminal date of the Expense Support Payment Period from September 30, 2011 to December 31, 2011. During the term of the Expense Support Agreement, the Advisors will be entitled to reimbursement by the Company (a “Reimbursement Payment”) for each unreimbursed Expense Support Payment made under the Agreement, but such Reimbursement Payment may only be made within three years after the year in which such Expense Support Payment was made. No Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses to exceed 1.91% of net assets attributable to common shares as of the end of any such calendar year.

Presented below is a summary of Expense Support Payments for the period ending September 30, 2011 and the terminal eligibility dates for Reimbursement Payments. Management believes that Reimbursement Payments are not probable as of September 30, 2011.

EXPENSE SUPPORT PAYMENTS SUMMARY

Period	Expense Support Payments	Eligible for Reimbursement Payments through
Quarter ended June 30, 2011	$40,280
Quarter ended September 30, 2011	352,058

TOTAL	$392,338	December 31, 2014

Indemnification – The Investment Advisory Agreement provides certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. As of September 30, 2011, management believes that the risk of incurring of any losses for such indemnification is remote.

4.	Earnings (loss) per share

The following information sets forth the computation of basic and diluted net decrease in net assets from operations per share (earnings loss per share) for the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Numerator for basic and diluted net decrease in net assets per share	$(209,088)	$(209,088)
Denominator for basic and diluted net decrease in net assets per share: Weighted average shares outstanding	736,093	275,541
Basic/diluted net decrease in net assets per share from operations	$(0.28)	$(0.76)

Diluted net decrease in net assets per share from operations equals basic net decrease in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5.	Purchases and Sales of Investments

Investment operations commenced on July 1, 2011. Purchases and sales of portfolio investments aggregated $15,267,304 and $33,270, respectively, for the three-month period ended September 30, 2011. This excludes consideration of the purchase and sale of short-term investments, and the receipt of principal repayments and principal reductions on debt instruments.

6.	Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned U.S. companies. The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The value of debt investments will generally fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of the security’s issuer. During periods of limited liquidity and higher price volatility, the Company’s ability to dispose of investments at a price and time that the Company deems advantageous may be impaired. The extent of this exposure is reflected in the carrying value of these financial assets and recorded in the condensed Balance Sheet.

At September 30, 2011, investments consisted of the following:

Asset Category	Cost	Fair Value
Senior secured debt securities	$11,153,234	$10,994,993
Subordinated debt securities	3,970,793	3,847,892

Total debt securities	15,124,027	14,842,885

Preferred stock	99,595	97,284
Short term investments	5,140,857	5,140,857

Total investments	$20,364,479	$20,081,026

The industry composition of the portfolio, excluding short term investments, at fair value at September 30, 2011 was as follows:

Industry	Percentage of Portfolio
Broadcasting	8.8%
Specialty Stores	7.8%
Communications Equipment	5.5%
Apparel Retail	5.1%
Health Care Services	4.8%
Insurance Brokers	4.5%
Oil & Gas Equipment & Services	3.8%
Other Diversified Financial Services	3.5%
Application Software	3.5%
Industrial Machinery	3.3%
Remaining Industries	49.5%

TOTAL	100.0%

The geographic dispersion of the portfolio, excluding short term investments, at fair value at September 30, 2011 was United States 98.8%, Canada 0.9%, United Kingdom 0.1% and The Netherlands 0.1%. The geographic dispersion is determined by the location of the corporate headquarters of the portfolio company. All investments are denominated in US dollars.

During the three-month period ending September 30, 2011, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not own more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies.

7.	Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, the Company bases fair value on observable market prices or parameters, or derives fair value from such prices or parameters. Where observable prices or inputs are not available, the Company applies valuation models. These valuation techniques used in the Company’s valuation models involve some level of estimation and judgment, the degree of which depends on price transparency for the instruments or market and the financial instruments’ complexity. The Company categorizes assets and liabilities recorded at fair value in its financial statements based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives are generally included in Level 1. In addition, securities sold, but not yet purchased, are included in Level 1. The Company will not adjust the quoted price for these investments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

As of September 30, 2011, the Company’s investments were categorized in the fair value hierarchy as follows:

Investment Type	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$10,994,993	$—	$10,994,993
Subordinated Debt	—	3,739,600	108,292	3,847,892
Preferred Stock	—	97,284	—	97,284
Short Term Investment	5,140,857	—	—	5,140,857

TOTAL	$5,140,857	$14,831,877	$108,292	$20,081,026

The following table presents a roll forward of the changes in fair value during the period ended September 30, 2011 for the one investment classified within Level 3; the Company held no investments prior to July 1, 2011 and there were no transfers between Level 1, 2, or 3 relative to prior periods.

	Senior Secured Debt	TOTAL
Value as of July 1, 2011	$—	$—
Purchases	107,471	107,471
Sales	—	—
Net realized gains	—	—
Net change in unrealized appreciation*	885	885
Principal reduction	(175)	(175)
Accrued discount	111	111
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Value as of September 30, 2011	108,292	108,292

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2011 *	$885	$885

*	Amount is included in the related amount on investments in the Statement of Operations.

8.	Distributions

On June 8, 2011, the Company’s board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on July 1, 2011 and ending on September 20, 2011. The distributions were paid monthly on July 27, August 31 and September 28, 2011.

On September 12, 2011, the Company’s board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on September 27, 2011 and ending on December 20, 2011. The distribution payment dates are October 26, November 30 and December 28, 2011.

On October 24, 2011, the Company’s board of directors revised the above declared distributions. The board of directors declared a distribution of (i) $0.013462 per share for shareholders of record on October 25, 2011 and (ii) $0.013798 per share for shareholders of record on nine record dates beginning on November 1, 2011 and ending on December 27, 2011. The distribution payment dates are November 30, 2011 and January 4, 2012.

The total distribution payments and the sources of distribution payments for the period ending September 30, 2011 are presented in the table below.

DISTRIBUTION SOURCES

	Three months and nine months ended September 30, 2011	Sources
Total Distributions	$127,941	100.0%
From Net Investment Income	74,650	58.3%
From Other Sources	53,291	41.7%

9.	Share Transactions

Transactions in shares of common stock were as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Gross Proceeds from Offering	$14,491,990	$17,092,490
Commissions and Marketing Support Fees	($1,429,393)	($1,629,143)
Reinvestment of Distributions	$73,931	$73,931

Net Proceeds to Company	$13,136,528	$15,537,278

Shares Issued by Company	1,459,614	1,726,364
Net Proceeds Per Share	$9.00	$9.00

10.	Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the period from June 17, 2011 (commencement of operations) through September 30, 2011:

Per Share Data:
Net asset value, beginning of period	$		9.00
Net investment loss, before expense reimbursement (1)		(0.48)
Expense reimbursement (1)		0.59

Net investment income (1)		0.11
Net realized and unrealized loss (1)		(0.42)

Net decrease in net assets resulting from operations			(0.31)

Distributions from net investment income (2)		(0.11)
Distributions from other sources (2)		(0.08)

Net decrease in net assets resulting from stockholder distributions			(0.19)

Capital share transactions
Issuance of shares of common stock above net asset value (3)		0.31

Net increase in net assets resulting from capital share transactions			0.31

Net asset value, end of period			$8.81

Total return(4)			(0.05)%
Ratios/Supplemental Data:
Net assets, end of period (in 000’s)			$15,400
Average net assets (in 000’s)			$5,920
Shares outstanding, end of period (in 000’s)			1,749
Weighted average shares outstanding (in 000’s)			669
Ratios to average net assets:(5)
Net investment income			1.26%
Expenses before operating expense reimbursement			6.63%
Expenses after operating expense reimbursement			0.00%
Portfolio turnover rate			0.56%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid per share during the entire period.
(3)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the current offering price.
(4)

Total return is based on the change in net asset per share during the period; the total return calculation takes into account distributions, if any, reinvested in accordance with the Company’s distribution reinvestment plan and does not reflect brokerage commissions nor the sales load from the sale of the Company’s common stock at the public offering price.

(5)	Average daily net assets are used for these calculations. Ratios are not annualized.

11.	Revolving Credit Facility

On August 22, 2011, CCT Funding LLC (“CCT Funding”), a wholly owned-subsidiary of the Company, entered into a revolving credit facility with Deutsche Bank. Deutsche Bank is the sole initial lender and serves as administrative agent under the credit facility. CCT Funding has appointed the Company to manage its portfolio of investments pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its portfolio of investments. The obligations of CCT Funding under the credit facility are non-recourse to the Company.

The credit facility provides for borrowings in an aggregate amount up to $75,000,000, with an accordion feature that can increase the aggregate maximum credit commitment up to $250,000,000, if exercised. Loans under the credit facility will generally bear interest based on a one-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 1.70% per annum. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 22, 2013.

As of September 30, 2011, The Company had not contributed any assets to CCT Funding and its manager had not requested for the advance of any borrowings under the credit facility. As of September 30, 2011, The Company incurred costs of $182,121 in connection with arranging the credit facility, which the Company has recorded as deferred financing costs on its condensed Balance Sheet and amortizes to interest expense over the 24 month term of the credit facility. As of September 30, 2011, $170,295 of such deferred financing costs have yet to be amortized to interest expense. The Company recorded interest expense of $11,826 for the three months and nine months ended September 30, 2011, all of which is related to the amortization of deferred financing costs.

12.	Subsequent Events

On October 24, 2011, the Company’s board of directors increased the public offering price of the Company’s continuous public offering of common stock from $10.00 per share to $10.25 per share. This pricing increase was initiated to ensure that the revised net price per share ($9.23 per share, excluding sales load) equal or exceed the net asset value per share on each subscription closing date. The net asset value per share exceeded $9.00 per share on October 24, 2011 which necessitated the increase in the public offering price. In accordance with the disclosures included in the Company’s prospectus, the public offering price may be subject to further changes in the event that net asset value per share increases above such net price per share, or if the net asset value per share declines below 95% of the net price per share for ten continuous business days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form N-2 ((File No. 333-167730), as supplemented and amended) filed with the Securities Exchange Commission (the “SEC”).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended September 30, 2011

On July 1, 2011 we commenced investment operations and began executing on our strategy of investing in the debt of privately owned U.S. companies. Specifically, during the three months ended September 30, 2011, we made initial investments in portfolio companies totaling $15,267,304. These investments were sourced, underwritten and monitored by our Advisors. During the same three-month period, we sold investment positions totaling $33,270. As of September 30, 2011, our investment portfolio consisted of investment interests in 88 portfolio companies, for a total fair value of $14,940,169, excluding our short term investments.

The information presented below is for further analysis of our portfolio. However, our portfolio is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2011, excluding our short term investments:

Asset Category	Cost	Fair Value	Percentage of Portfolio Fair Value
Senior Secured Debt	$11,153,234	$10,994,993	73.6%
Subordinated Debt	3,970,793	3,847,892	25.8%
Preferred Stock	99,595	97,284	0.7%

Total	$15,223,622	$14,940,169	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 96% of par or stated value, as applicable.

At September 30, 2011, 64% of our debt investments, based on fair value, featured floating interest rates, based on London Interbank Offered Rate (“LIBOR”), and 36% of our debt investments featured fixed interest rates. Approximately 62% of our floating rate debt investments featured interest rate floors and the weighted average interest rate floor was 1.51%.

As of September 30, 2011, our investment portfolio was diversified across 52 industries. The table below describes our debt investments by industry class and portfolio percentage by fair value of our debt assets in such industries as of September 30, 2011, excluding our short term investments:

Industry	Percentage of Portfolio Fair Value
Broadcasting	8.8%
Specialty Stores	7.8%
Communications Equipment	5.5%
Apparel Retail	5.1%
Health Care Services	4.8%
Insurance Brokers	4.5%
Oil & Gas Equipment & Services	3.8%
Other Diversified Financial Services	3.5%
Application Software	3.5%
Industrial Machinery	3.3%
Remaining Industries	49.5%

TOTAL	100.0%

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2011, we held two such revolving credit facility investments, however both investments are fully funded and do not represent unfunded loan commitments with recourse to us.

We neither “control” nor are we an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. Under the 1940 Act, we generally would be presumed to “control” a portfolio company if we own beneficially, either directly or through one or more controlled companies, 25% or more of its voting securities; and generally would be an “affiliated person” of a portfolio company if we directly or indirectly own or otherwise control 5% or more of its voting securities.

LIQUIDITY AND CAPITAL RESOURCES

On June 23, 2010, we filed a registration statement on SEC Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register the continuous offering and sale of our common stock. The Registration Statement offers for sale up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10 per share, as amended) (the “Offering”), was declared effective on April 4, 2011, at which time our Offering commenced.

We generate cash primarily from (i) the net proceeds from our Offering, (ii) interest income, dividends, fees earned from our portfolio investments, principal repayments and (iii) proceeds from sales of our portfolio investments. We satisfied our minimum offering requirement on June 16, 2011. We raised net proceeds of $13,136,528 in the three-month period ended September 30, 2011 and $15,537,278 since the start of our Offering.

We intend to borrow funds to invest alongside the proceeds of our Offering for the purpose of making investments that increase our investment positions in current holdings and to increase the number of portfolio holdings. As we previously reported, on August 22, 2011, CCT Funding LLC (“CCT Funding”), our wholly owned subsidiary, entered into a revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the credit facility. CCT Funding has appointed us to manage its portfolio of investments pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its portfolio of investments. The obligations of CCT Funding under the credit facility are non-recourse to us.

The credit facility provides for borrowings in an aggregate amount up to $75,000,000, with an accordion feature that can increase the aggregate maximum credit commitment up to $250,000,000, if exercised. Loans under the credit facility will generally bear interest based on a one-month adjusted LIBOR for the relevant interest period, plus a spread of 1.70% per annum. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 22, 2013.

As of September 30, 2011, we had not contributed any assets to CCT Funding and we, acting as the manager for CCT Funding, had not requested for the advance of any borrowings under the credit facility. As of September 30, 2011, we had incurred costs of $182,121 in connection with arranging the credit facility, which we recorded as deferred financing costs on our condensed balance sheet and which we will amortize to interest expense over the 24-month term of the credit facility. As of September 30, 2011, $170,295 of such deferred financing costs have yet to be amortized to interest expense. We recorded interest expense of $11,826 for the three months and nine months ended September 30, 2011, all of which is related to the amortization of deferred financing costs.

Our primary use of proceeds from the Offering and advances under the credit facility is investment in corporate bonds and loans involving private U.S. companies as borrowers.

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $4.5 million as of September 30, 2011. We will reimburse the Advisors for the organization and offering expenses only to the extent that the reimbursement would not cause the total organization and offering expenses (which excludes selling commissions and marketing support fees) borne by us to exceed 5% of the aggregate gross proceeds from our Offering. The Advisors continue to be responsible for the payment of our organization and offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us. On September 11, 2011, the Advisors each provided written notice to us of their agreement to waive, until December 31, 2011, all reimbursement of organizational and offering expenses to which they are entitled.

On June 7, 2011, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which the Advisors jointly and severally agreed to pay to us all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of directors declares a distribution to shareholders. The initial “Expense Support Payment Period” began on June 17, 2011, the day after we satisfied our minimum offering requirement. On September 12, 2011, we entered into an amendment to the Expense Support Agreement and extended the termination date of the Expense Support Payment Period from September 30, 2011 (as initially scheduled) to December 31, 2011.

With respect to each month during the term of the Expense Support Agreement, the Advisors will be entitled to reimbursement by us (a “Reimbursement Payment”) for each unreimbursed Expense Support Payment made prior to the last day of such month, but such Reimbursement Payment may only be made within three years since the end of the year in which such Expense Support Payment was made. No Reimbursement Payment may be made by us to the extent that it would cause our other operating expenses to exceed 1.91% of net assets attributable to common shares as of the end of any such calendar year. As of September 30, 2011, management believes that such Reimbursement Payment is not probable. Management will periodically assess the likelihood that Reimbursement Payments become probable. As of September 30, 2011, the amount of Expense Support Payment, received or receivable by us from the Advisors, is $392,338, representing all of our operating expenses between June 17, 2011 and September 30, 2011.

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

Distributions Paid and Declared

We pay our ordinary monthly distributions in the form of cash, unless shareholders elect to receive their ordinary monthly distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan will nevertheless remain taxable to the U.S. shareholder. For the three months and nine months ended September 30, 2011, we paid total distributions of $127,941, which consisted of distributions in the amounts of $74,650 from net investment income and $53,291 from other sources. Overall, net investment income represented 58.3% of total distributions as of September 30, 2011 and the ratio of net investment income-to-total distributions increased each month within the three month period ending September 30, 2011 as weekly net proceeds generated from our Offering was invested in portfolio investments.

Our shareholders who held our common stock during the entire three month period ending September 30, 2011 received distributions of $0.1885 per share. The following table provides the details of the cash distributions per share that we have declared and paid on our common stock as of September 30, 2011.

Record Date	Payment Date	Distribution Declared Per Share
July 1, 2011	July 27, 2011	$0.013462
July 5, 2011	July 27, 2011	0.013462
July 12, 2011	July 27, 2011	0.013462
July 19, 2011	July 27, 2011	0.013462
July 26, 2011	August 31, 2011	0.013462
August 2, 2011	August 31, 2011	0.013462
August 9, 2011	August 31, 2011	0.013462
August 16, 2011	August 31, 2011	0.013462
August 23, 2011	August 31, 2011	0.013462
August 30, 2011	September 28, 2011	0.013462
September 6, 2011	September 28, 2011	0.013462
September 13, 2011	September 28, 2011	0.013462
September 20, 2011	September 28, 2011	0.013462

On September 12, 2011, our board of directors declared distributions that are based on weekly record dates between September 27, 2011 through and including October 18, 2011. The distributions are to be paid monthly in accordance with the schedule below.

Record Date	Payment Date	Distribution Declared Per Share
September 27, 2011	October 26, 2011	$0.013462
October 4, 2011	October 26, 2011	0.013462
October 11, 2011	October 26, 2011	0.013462
October 18, 2011	October 26, 2011	0.013462

On October 24, 2011, our board of directors declared distributions that are based on weekly record dates from October 25, 2011 through and including December 27, 2011. Effective November 1, 2011, the distribution rate per share was increased to coincide with an increase in the public offering price of our common stock from $10.00 per share to $10.25 per share. The distributions are to be paid monthly in accordance with the schedule below.

Record Date	Payment Date	Distribution Declared Per Share
October 25, 2011	November 30, 2011	$0.013462
November 1, 2011	November 30, 2011	0.013798
November 8, 2011	November 30, 2011	0.013798
November 15, 2011	November 30, 2011	0.013798
November 22, 2011	November 30, 2011	0.013798
November 29, 2011	January 4, 2012	0.013798

December 6, 2011	January 4, 2012	0.013798
December 13, 2011	January 4, 2012	0.013798
December 20, 2011	January 4, 2012	0.013798
December 27, 2011	January 4, 2012	0.013798

We anticipate that our distributions, in the aggregate, will be substantially supported by net investment income and, if any, realized gains.

RESULTS OF OPERATIONS

Set forth below are our results of operations for the quarter ended September 30, 2011; business operations started on June 17, 2011 and portfolio investment activity commenced on July 1, 2011.

Operating Expenses and Net Investment Income

We commenced investment operations on July 1, 2011. Accordingly, the three month period ended September 30, 2011 represents our initial full quarter of operations. Interest income and net investment income for the period ended September 30, 2011 was $74,650. Incremental amounts of investment capital were deployed in the acquisition of portfolio investments throughout the three-month period ended September 30, 2011 as we received net proceeds from our Offering on a weekly basis. However, we believe that our interest income and net investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to i) an increasing proportion of investments held for the entire period relative to incremental investment activity during each quarter, and ii) an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses were $352,058 for the three months ended September 30, 2011 and $392,338 since we commenced business operations on June 17, 2011 through September 30, 2011. All operating expenses since inception were offset by the Advisors’ Expense Support Payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, director’ fees and expenses, custodian and accounting fees, insurance, and a component of other operating expense related to compliance services. We further estimate that these operating expenses classified as fixed expenses represent approximately 60% of our total operating expenses during the three months ended 2011. None of the service providers associated with these fixed costs waived or discounted their service fees during our start-up phase. Variable operating expenses include professional services, investment advisory fees, interest expense, and a component of other operating expenses related to transfer agency services and shareholder services. We further estimate that these variable operating expenses represent approximately 40% of our total operating expenses during the three months ended 2011. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services) and the complexity of our investment processes and capital structure (professional services).

Net Assets, Net Asset Value per Share and Total Return since Inception

Net assets increased $12,799,499 during the three-month period ended September 30, 2011 and $15,200,249 during the nine month period ended September 30, 2011. The most significant increase during the nine month period ended September 30, 2011 was attributable to the issuance of shares of common stock in the current Offering and reinvestment of distributions in the amount of $15,463,347. Net investment income contributed $74,650 to the growth in net assets during the three-months and nine months ended September 30, 2011. Reductions in net assets during the three- and nine-month periods ended September 30, 2011 were attributable to unrealized depreciation on investments of $283,453, realized losses of $285 and distributions to shareholders of $127,941. The unrealized depreciation on investments was due to changes in the fair value of portfolio investments subsequent to the purchase of investments. Fluctuations in prevailing interest rates may cause further changes in unrealized appreciation and depreciation on investments. None of the portfolio investments were non-accrual or in default as of September 30, 2011.

Our net asset value per share was $9.00 on June 30, 2011 and $8.81 on September 30, 2011. After considering the changes in net asset value per share, dividends of approximately $0.19 per share, and the reinvestment of those dividends at $9.00 per share, then the total return (not annualized) was -0.05% over the three-month period ended September 30, 2011.

Capital Stock Activity

Shares of our common stock outstanding increased by 1,459,614 during the three-month period ended September 30, 2011. The public offering price was $10.00 per share and the net price (net of sales load) was $9.00 per share on September 30, 2011, pursuant to the Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical in connection with our investment operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe and expand our critical accounting policies as they pertain to specific investment activities in the notes to our future financial statements.

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

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased, and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally do not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis as of ex-dividend date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

We commenced investment operations on July 1, 2011. We are subject to financial market risks, in particular changes in interest rates. At September 30, 2011, approximately 64% of our debt investments featured floating interest rates, specifically stated as LIBOR plus basis points spread. The contractual interest rates on such investments will generally reset periodically and reflect changes in LIBOR. At September 30, 2011, approximately 62% of our floating rate debt investments featured interest rate floors and the weighted average interest rate floor investments was 1.51%. Floating interest rate investments subject to an interest rate floor generally change only if the sum of LIBOR and the basis point spread exceeds the interest rate floor.

At September 30, 2011, the investment portfolio was unleveraged and no funds had been borrowed from the credit facility. Therefore any periodic increase or decrease in LIBOR would increase or decrease the interest income on that portion of our investment portfolio that does not feature any interest rate floor, or approximately 24% excluding short term investments. Meanwhile, any fluctuations in prevailing interest rates may affect the fair value of our fixed rate debt instruments and result in changes in unrealized gains and losses. However, such changes in unrealized gains and losses will materialize into realized gains and losses if we are compelled to sell our investment before the debt maturities.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of the activation of our credit facility, which we will likely use to fund expansion of our investment portfolio. We will borrow at floating interest rates; accordingly, fluctuations in LIBOR will increase or decrease our interest expense and may cause fluctuations in net investment income.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. During the three months ended September 30, 2011, we did not engage in any interest rate hedging activity.

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

This item requires disclosure of any material changes from the risk factors previously disclosed in a registrant’s most recent Form 10-K. We were formed on June 9, 2010 and have not yet filed a Form 10-K. There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Registration Statement, except that, as part of the prospectus supplement dated and filed by us with the SEC on August 29, 2011, we have disclosed the following additional risk factors:

The “Risk Factors” section of the Prospectus is amended by adding the following risk factor immediately after the risk factor captioned “If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.”:

The agreements governing CCT Funding’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

As previously reported, on August 22, 2011, our wholly-owned financing subsidiary, CCT Funding, entered into a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank. The agreements governing this facility contain default provisions such as:

•	the failure to make principal payments when due or interest payments within three business days of when due;

•	borrowings under the facility exceeding the applicable advance rates;

•	the purchase by CCT Funding of certain ineligible assets;

•	the insolvency or bankruptcy of us or CCT Funding;

•	the decline of CCT Funding’s net asset value below a specified threshold; and

•	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities.

An event of default under the facility may result, among other things, in the termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our shareholders and maintain our status as a RIC.

The agreements governing the facility also require CCT Funding to comply with certain operational covenants. These covenants require CCT Funding to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the facility. In addition, the occurrence of certain “Super-Collateralization Events” results in an increase of the collateral equity value that CCT Funding is required to maintain. Super-Collateralization Events include, among other things:

•	certain key employees ceasing to be directors, principals, officers or investment managers of KKR;

•	the bankruptcy or insolvency of KKR or CNL;

•	KKR’s ceasing to act as sub-advisor for us or CCT Funding, or CNL’s ceasing to act as investment adviser for us or CCT Funding;

•

our ceasing to act as CCT Funding’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and

•	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities.

A decline in the value of assets owned by CCT Funding or the occurrence of a Super-Collateralization Event under the facility could result in our being required to contribute additional assets to CCT Funding, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our shareholders.

The failure to meet collateral requirements under the facility or the occurrence of any other event of default that results in the termination of the facility may force CCT Funding or us to liquidate positions at a time and/or at a price that is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the facility,

Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the facility and could sell such assets in order to satisfy amounts due under the facility.

Each borrowing under the facility is subject to the satisfaction of certain conditions. We cannot assure that CCT Funding will be able to borrow funds under the facility at any particular time or at all. See “Discussion of Expected Operating Results – Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the facility.

The subsection captioned “The price which the investor pays for our shares may not reflect the current net asset value of the Company at the time of his or her subscription” in the “Risk Factors” section of the Prospectus is amended by adding a new penultimate sentence as follows:

In addition, if the net asset value per share were to decline below 95% of the public offering price net of sales load for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in this offering until the net asset value per share is greater than 95% of the public offering price, net of sales load.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November, 2011.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2(a) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Intellectual Property License Agreement by and between Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on June 8, 2011.)

10.10	Amended and Restated Escrow Agreement by and among Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.11	Amendment to Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2011.)

10.12	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Filed herewith.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Limited Liability Company Agreement of CCT Funding LLC. (Filed herewith.)

10.14	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Filed herewith.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.15	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Filed herewith.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.16	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Filed herewith.)

10.17	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Filed herewith.)

10.18	Investment Management Agreement between the Registrant and CCT Funding LLC. (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)