Form 10-K
period 2011-12-31
Corporate Capital Trust, Inc.
filed 2012-03-16
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00827

Corporate Capital Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2857503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 745-3797

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $10.85 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 266,750.

As of March 9, 2012, there were 13,408,410 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust Inc. definitive proxy statement for the 2012 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2012. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

Item 1.	Business

General

Corporate Capital Trust, Inc. (which is referred to in this report as “we”, “our”, “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”). CNL, which is our investment adviser, and KKR, which is our investment sub-adviser, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for our company to operate.

Prior to June 17, 2011, our company had been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its common stock. On June 23, 2010, we filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register our offering for sale on a continuous basis of up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10 per share) (the “Offering”). On April 4, 2011, our company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. The Registration Statement was declared effective by the SEC on April 4, 2011 and our company commenced its Offering. On June 16, 2011, our company satisfied its $2 million minimum subscription requirement pursuant to the terms of the Offering and commenced principal operations on June 17, 2011, including the continuation of its Offering. See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for current information on the progress of our Offering.

Our company commenced investment operations on July 1, 2011. See Item 8 “Financial Statements and Supplementary Data” for financial information pertaining to our initial and partial year of investment operations.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. A substantial portion of our portfolio consists of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. Our portfolio includes fixed-rate investments that generate absolute returns as well as floating-rate investments.

We seek to build on the strong investment expertise and sourcing networks of our Advisors and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We endeavor to be disciplined in selecting investments and focus on opportunities that we perceive offer favorable risk/reward characteristics and relative value. We believe the market for lending is currently underserved and characterized by significant demand for capital and comparatively limited available funding, and that we will therefore have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments. We are raising funds with the goal of serving our target market and capitalizing on what we believe is a compelling and sustained market opportunity.

Our investment strategy focuses on creating an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our portfolio. When evaluating an investment, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe that a flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics. Except as restricted by the 1940 Act or by the Internal Revenue Code of 1986, as amended (the “Code”), we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without shareholder approval.

Our Investment Focus

While we consider each investment opportunity independently, we generally focus on companies that share the following characteristics:

•

Enterprise Size. We seek to provide capital to medium- and large-sized companies, which typically have more defensible market positions, stronger franchises and operations and better credit characteristics relative to their smaller peers. Although there are no strict lower or upper limits on the enterprise value of a company in which we may invest, we expect to focus on companies with enterprise values ranging from $100 million to $4 billion. We use the term “enterprise value” to refer to the acquisition value of an entire company based on the combined debt and equity value of such company.

•

Capital Structure. Our portfolio consists primarily of senior and subordinated debt, which may in some cases be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We seek to invest in companies that generate free cash flow at the time of our investment and benefit from material investments from well-known equity investors.

•

Management Team. We seek to prioritize investing in companies with strong, existing management teams that we believe have a clear strategic vision, long-standing experience in their industry and a successful operating track record. We favor companies in which management’s incentives appear to be closely aligned with the long-term performance of the business, such as through equity ownership.

•

Stage of Business Life Cycle. We seek mature, privately owned businesses that have long track records of stable, positive cash flow. We do not intend to invest in start-up companies or companies with speculative business plans.

•

Industry Focus. While we will consider opportunities within all industries, we seek to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, low-volatility earnings. We give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

•

Geography. As a business development company under the 1940 Act, we focus on and invest at least 70% of our total assets in U.S. companies. To the extent we invest in foreign companies, we intend to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan.

While we believe that the criteria listed above are important in identifying and investing in portfolio companies, we consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. We anticipate that substantially all of the investments held in our portfolio will have either a sub-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or will not be rated by any rating agency. Investment sizes will vary as our capital base changes and will ultimately be at the discretion of our Advisors subject to oversight by our board of directors.

Portfolio and Investment Activity

During the year ending December 31, 2011, we invested $106.8 million in portfolio companies, and we sold investment positions totaling $0.5 million. As of December 31, 2011, our investment portfolio consisted of 142 distinct investment positions in 110 portfolio companies, for a total fair value of $106.6 million, excluding our short term investments.

The information presented below is for further analysis of our portfolio. However, our portfolio is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2011, excluding our short term investments:

Asset Category	Cost	Fair Value	Percentage of Portfolio Fair Value

Senior debt securities	$71,398,157	$71,609,433	67.2%
Subordinated debt securities	34,613,494	34,877,800	32.7

Total debt securities	106,011,651	106,487,233	99.9
Preferred stock	99,595	102,524	0.1

Total	106,111,246	106,589,757	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 97.7% of par or stated value, as applicable.

At December 31, 2011, 58.5% of our debt investments, based on fair value, featured floating interest rates, primarily based on London Interbank Offered Rate (LIBOR), and 41.5% of our debt investments featured fixed interest rates; approximately 65% of our floating interest rate assets had LIBOR floors averaging 1.51%.

As of December 31, 2011 our investment portfolio was diversified across 24 industries. Excluding our short term investments, the two industry groups with the greatest weight, by fair value of our debt assets, as of December 31, 2011, were software & services and retailing, which comprised 14.6% and 12.6% of our debt assets, respectively. Other major industry groups in our portfolio include telecommunication services (9.0%), media (8.1%), diversified financials (7.8%), health care equipment & services (6.9%) and life sciences (5%). All remaining industry groups each constituted less than 5% of the value of our portfolio.

Competition

As a business development company with a particular focus on lending activities, we will experience competition from other business development companies, commercial banks, specialty finance companies, investment companies, opportunity funds, private equity funds and institutional investors, many of which generally have had greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors often also have a lower cost of capital and are subject to less regulation. The level of competition impacts both our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to these corporate borrowers. We may also face competition from other funds in which affiliates of KKR participate or advise.

We believe we have the following competitive advantages over other capital providers that operate in the markets we target and will allow us to take advantage of the market opportunity we have identified:

•

Proprietary Sourcing and Deal Origination. Our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary deal flow. CNL and KKR have built leading franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•

Focusing on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize our Advisors’ proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•

Experienced Management and Investment Expertise. Our Advisors bring with them more than 30 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we benefit from CNL’s contrarian investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure.

•

Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide us with immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we benefit from an investment infrastructure that currently employs more than 200 investment professionals, including more than 60 credit-focused investment professionals that currently track over 300 corporate credits. This platform should allow for intensive due diligence to filter investment opportunities and help select investments that offer the most favorable risk/reward characteristics.

•

Versatile Transaction Structuring and Flexible Capital. Our Advisors have experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income and capital appreciation. We seek to capitalize on this expertise to produce an investment portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

•

Long-Term Investment Horizon. We believe that our flexibility to make investments with a long-term perspective provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital helps us avoid disposing of assets at unfavorable prices and we believe makes us a better partner for portfolio companies.

•

Limited Leverage. We anticipate maintaining a relatively low level of leverage compared to traditional financial institutions and many unregulated investment funds. We believe that limiting our leverage will reduce volatility and risk in our portfolio. Furthermore, by maintaining prudent leverage levels, we believe we will be better positioned to weather market downturns. We do not foresee at any time exceeding the 50% loan to value limit of the 1940 Act for business development companies.

•

No Legacy Portfolio. As a relatively new company, we have not been adversely affected by the financial crisis that began in 2007 and do not hold a legacy portfolio that includes deteriorated credits, unfavorable pricing or other unattractive terms. We believe this provides us with a significant competitive advantage as we are able to deploy our available capital into investments that are structured or priced to reflect current, rather than historical, market conditions and expectations. Without any legacy investments, we are able to focus our efforts on sourcing and accessing new investments rather than managing historical positions.

Tax Status

Beginning with our 2011 tax year, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or a RIC, under the Code. As a RIC, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90.0% of our taxable income to our shareholders and meet other compliance requirements.

Business Development Company Requirements

Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our voting securities.

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of dividends, and in certain other limited circumstances.

As a business development company, we are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment or to make any co-investments with our Advisors or any of their affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no Advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors’ respective other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisors’ allocation policies. We and our Advisors have submitted an exemptive application to the SEC to permit greater flexibility for co-investments. However, there is no assurance that we will obtain such SEC exemptive relief.

Financial Information About Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans and equity investments to commercial business located throughout the United States. We presently do not evaluate our investments by industry segment but rather we review performance on an individual basis. Accordingly, we do not report industry nor geographic area segment information.

Entry into Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

In 2011, we entered into the Investment Advisory Agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have entered into the Sub-Advisory Agreement with KKR under which KKR is responsible for the day-to-day management of our company’s investment portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our company’s average gross assets and an incentive fee based on our company’s performance. The performance-based incentive fee presently comprises the following two parts: (i) a subordinated incentive fee on income, and (ii) an incentive fee on capital gains. The subordinated incentive fee, paid quarterly, is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive net investment income in excess of 2.1875% of average adjusted capital. The incentive fee on capital gains, paid annually, is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis and (B) net of the aggregate amount of any previously paid incentive fees on capital gains.

On March 14, 2012, we and CNL amended the Investment Advisory Agreement to make two technical revisions that will reduce the amount of incentive fees payable to CNL and KKR in the future. For a further discussion of this amendment, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations Contractual Obligations — Investment Advisory Agreements.”

We also entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. We will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

We also entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of various administrative services on our behalf. Administrative services may include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating our company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of our expenses, oversight of services providers and the performance of administrative and professional services rendered to our company by others. We reimburse CNL for the expenses it incurs in performing its administrative obligations on our behalf.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering.

Employees

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement for our 2012 annual meeting of shareholders (the “2012 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through our advisor and/or its affiliates.

Corporate Information

Our executive offices are located at 450 S. Orange Ave., Orlando, FL 32801, and our telephone number is 866-650-0650.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.corporatecapitaltrust.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Item 1A.	Risk Factors

Risks Related to Our Business

We have less than one year of operating history.

We were formed on June 9, 2010, and met our minimum offering requirement of selling, in aggregate, $2 million in common stock on June 16, 2011. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

Price declines in the medium- and large-sized corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, widespread redemption requests, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the Advisors’ ability to manage and support our investment process. If the Advisors were to lose a significant number of their respective key professionals, our ability to achieve our investment objective could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors will evaluate, negotiate, structure, execute, monitor, and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of an Advisor’s key professionals could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on the ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us on 60 days’ notice without penalty. Our Investment Advisory Agreement may be terminated at any time, without penalty, by CNL upon 120 days’ notice to us. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by KKR upon 120 days’ notice and may be terminated, without the payment of penalty, by CNL upon 60 days’ notice if our board of directors or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL or for CNL to replace KKR.

The amount of any distributions we may make is uncertain. Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions may not grow over time. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our Offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets) and there can be no assurance that we will be able to sustain distributions at any particular level.

We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our Offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in our target market of privately owned U.S. companies. As a result of these new entrants, competition for investment opportunities in privately owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

A portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we intend to invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized gains or losses we may incur in any year, is to a degree subjective, and our Advisors have a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Advisors, a third-party independent valuation firm retained by our board of directors, and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Determination of Net Asset Value.”

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our Offering and may use the net proceeds from our Offering in ways with which investors in us may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal level. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this prospectus and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures.

We are subject to the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and the related rules and regulations promulgated by the SEC. We anticipate that, beginning with our fiscal year ending December 31, 2012, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Determination of Net Asset Value.”

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code. See “Tax Matters.”

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel, and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our Advisor and our Sub-Advisor. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of a management internalization transaction. In the event we were to acquire our Advisor or our Sub-Advisor, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and/or shares of our stock. The payment of such consideration could reduce our net investment income.

We cannot reasonably estimate the amount of fees to our Advisor and Sub-Advisor we would avoid paying, and the costs we would incur, if we acquired these entities, or acquired assets and personnel from these entities. If the expenses we assume as a result of management internalization are higher than the expenses we avoid paying to our Advisor and Sub-Advisor, our net investment income would be lower than it otherwise would have been had we not acquired these entities, or acquired assets and personnel from these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and associates of our Administrator and related parties and contracting parties with the Administrator perform general and administrative functions, including accounting and financial reporting. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our portfolio or our operations.

In recent years, management internalization transactions have been the subject of shareholder litigation. Shareholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

Risks Related to Our Advisors and their Respective Affiliates

The Advisors have limited experience managing a business development company.

Although they have experience managing assets of the type in which we intend to invest, our Advisors have less than one year of experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Advisors and their respective affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Advisors and their respective affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and the Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional marketing support fees and the Advisors to earn increased asset management fees.

The time and resources that individuals associated with the Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither CNL nor KKR is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Advisors currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and our Advisors have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Advisors or any of their respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Advisors or their respective affiliates prior to receipt of such relief. Affiliates of KKR, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us. Affiliates of KKR have no obligation to make their originated investment opportunities available to KKR or to us.

We may be obligated to pay our Advisors incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles CNL to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. CNL will pay 50% of any such incentive fee to KKR.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive.

For federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of being a RIC, see “Tax Matters.”

Our incentive fee may induce our Advisors to make speculative investments.

The incentive fee payable by us to CNL (50% of which will be paid to KKR) may create an incentive for our Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisors to use leverage to increase the return on our investments. In addition, the fact that our management fee (a portion of which will be paid to KKR) is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside our Advisors’ and their respective affiliates’ other clients, including other entities they manage, which we refer to in this prospectus as affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and guidance. We may also invest alongside an Advisor’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Advisors’ allocation policies. It is our policy to base our board of directors’ determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief, if any, granted to us by the SEC (as discussed below), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we are unable to invest in any issuer in which an affiliates’ other client holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us. We and our Advisors have applied for exemptive relief from the SEC to permit us greater flexibility to co-invest with affiliates’ other clients in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. However, there is no assurance that we will obtain such SEC exemptive relief.

If we do not obtain exemptive relief from the SEC to allow us to co-invest alongside affiliates of our Advisors, we may be required to adjust our investment strategy.

Our investment strategy contemplates that we will focus on investing capital in originated transactions that are sourced by our Advisors. Originated transactions may include transactions that are privately negotiated and sourced on a proprietary basis. Because our Advisors may manage other investment funds whose mandates include participating in such transactions, such investments will need to be made on a co-investment basis. The 1940 Act imposes significant limits on co-investment with affiliates of our Advisors. We generally will not be permitted to co-invest alongside affiliates of our Advisors in privately negotiated transactions unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term , and will not participate in transactions where other terms are negotiable. We and our Advisors have sought such an exemptive order, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective. Even if we are able to obtain exemptive relief, we are unable to participate in certain transactions originated by the Advisors or their respective affiliates, including during the period prior to receiving such relief.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If an affiliates’ other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

We plan to forego any benefit that could result from investing in companies controlled by affiliates’ other clients.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. We do not expect to pursue or hold investments in these companies even if our Advisors determine that these investments meet our investment objective and strategies. As a result, we will forego the opportunity to receive any positive returns associated with investing in companies controlled by affiliates’ other clients.

We are not managed by KKR & Co. or CNL Financial Group but rather subsidiaries of both and may not replicate the success of those entities.

Although we seek to capitalize on the experience and resources of our Advisors’ respective platforms, we are managed by CNL Fund Advisors Company and KKR Asset Management, LLC and not by CNL Financial Group or KKR & Co. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group or KKR & Co. or their affiliates and their past performance is no guarantee of our future results.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors.

•

Senior Debt. When we invest in senior debt, we generally seek to take a security interest in the available assets of these portfolio companies, including in equity interests in any of their subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•

Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•

Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Most loans in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•

Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•

For accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

•

In the case of payment-in-kind, or “PIK,” “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the incentive fee.

•	Original issue discount creates risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Subordinated liens on collateral securing debt that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or a representative of us or the Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.

We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. To the extent that we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

In addition, due to the continuing effects of the prolonged economic crisis and recession that began in 2007, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate loans could see their payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to repay their loans. Investments in companies with adjustable-rate loans may also decline in value in response to rising interest rates if the rates at which they pay interest do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed rates may decline in value because they are locked in at below market yield.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent such activities are not prohibited by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. The financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty.

While financial conditions appear to have improved since March 2009, financial markets continue to experience disruption and volatility, economic activity has remained subdued and corporate interest rate risk premiums remain at or near historically high levels, particularly in the loan and high-yield bond markets, resulting in illiquidity in parts of the capital markets. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. Future financial market uncertainty could also lead to further financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Advisors’ management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. To the extent we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisors.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on our Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

The agreements governing CCT Funding’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

As previously reported, on August 22, 2011, our wholly-owned special purpose financing subsidiary, CCT Funding LLC (which we refer to in this report as CCT Funding), entered into a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank. The agreements governing this facility contain default provisions such as:

•	the failure to make principal payments when due or interest payments within three business days of when due;

•	borrowings under the facility exceeding the applicable advance rates;

•	the purchase by CCT Funding of certain ineligible assets;

•	the insolvency or bankruptcy of us or CCT Funding;

•	the decline of CCT Funding’s net asset value below a specified threshold; and

•	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities

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

The agreements governing the facility also require CCT Funding to comply with certain operational covenants. These covenants require CCT Funding to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the facility. In addition, the occurrence of certain “Super- Collateralization Events” results in an increase of the collateral equity value that CCT Funding is required to maintain. Super-Collateralization Events include, among other things:

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

Each borrowing under the facility is subject to the satisfaction of certain conditions. We cannot assure that CCT Funding will be able to borrow funds under the facility at any particular time or at all. See “Discussion of Expected Operating Results—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the facility.

Risks Related to an Investment in Our Common Stock

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby our Managing Dealer and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any will develop in the future. On or before December 31, 2018, our board of directors must consider, but is not required to recommend, a liquidity event for our shareholders. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our shareholders with access to a trading market for their securities.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. Prior to a liquidity event, our share repurchase program, if implemented, may provide a limited opportunity for you to have your shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased.

Also, since a portion of the public offering price from the sale of shares in our Offering will be used to pay expenses and fees, the full offering price paid by the shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to participation in our share repurchase program, which we have no obligation to commence, or, if commenced, to maintain.

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed, will trade at, above or below net asset value.

FINRA Rule 2310 requires certain disclosures regarding whether our affiliates have offered prior investment programs where the date or time period at which point the program might be liquidated was disclosed, and whether or not this target liquidity event did, in fact, timely occur. CNL Financial Group and its affiliates have offered and sold six non-traded public real estate investment trust, or REIT, programs and no prior business development companies, that were subject to FINRA Rule 2310. Three of the non-traded public REIT programs have gone full cycle to liquidation. For each program whose prospectus disclosed a date by which that program might be liquidated, that program was liquidated prior to such projected date. While non-traded public REIT programs offered by CNL Financial Group have never delayed a stated liquidity event beyond the date contemplated in the program’s offering document, we can offer no assurance that this will not happen in the future or that we will meet the investment objective established by us. KKR has never offered an investment program subject to the disclosure requirements contained in FINRA Rule 2310.

Our Managing Dealer in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our Managing Dealer to successfully establish, operate and maintain relationships with a network of broker-dealers.

There is no assurance that our Managing Dealer will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Managing Dealer to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Managing Dealer fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We intend, but are not required, to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

On or before June 16, 2012, we intend to commence tender offers, on approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to tender your shares on a quarterly basis at a price equal to our net asset value on the date of repurchase. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your shares. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify you of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, even if we implement a share repurchase program, we will have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors paid an offering price that includes the related sales load and to the extent investors have the ability to sell their shares pursuant to our share repurchase program, then the price at which an investor may sell shares, which will be at a price equal to our net asset value on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns, which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our articles of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of stock without shareholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings, or issue share-based awards to our independent directors or persons associated with the Advisors. To the extent we issue additional equity interests at or below net asset value, after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Our Offering does not include an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In the event we issue preferred stock, this prospectus will be supplemented accordingly; however, doing so would not require a shareholder vote.

Certain provisions of the Maryland General Corporation Law could deter takeover attempts.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. Although we do not presently intend to adopt such an amendment to our bylaws, there can be no assurance that we will not so amend our bylaws at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

Additionally, our board of directors may, without shareholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our board of directors may also, without shareholder action, amend our articles of incorporation to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Tax Matters.”

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Advisor are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

None of us, our Advisors or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Advisors or Administrator. From time to time, we, our Advisors or Administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our results of operations or financial condition.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock, and we do not expect one to develop. Therefore, there is a risk that a shareholder may not be able to sell our stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

We are currently selling our shares of common stock on a continuous basis. On June 23, 2010, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on April 4, 2011 and our company commenced its Offering.

Pursuant to the Offering, the initial public offering price per share was $10.00 and the current public offering price per share is $10.85. To the extent that our net asset value per share increases, we will ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our Offering, we will make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours of the time that we issue shares. In addition, if the net asset value per share were to decline below 95% of the public offering price, after deduction of selling commissions and dealer manager fees, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in the Offering until the net asset value per share is greater than 95% of the public offering price, after deduction of selling commissions and dealer manager fees.

As of December 31, 2011, we received aggregate subscription proceeds of approximately $70.9 million (7.0 million shares) in connection with our Offering and 29,024 shares were issued in connection with the reinvestment of $265,897 of distributions pursuant to our distribution reinvestment plan. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on April 4, 2011.

	Year ended December 31, 2011
	Shares	Amount
Gross Proceeds from Offering	7,021,920	$70,897,954
Commissions and Marketing Support Fees		(6,727,230)
Reinvestment of Distributions	29,024	265,897

Net Proceeds to Company	7,050,944	$64,436,621

Average Net Proceeds Per Share	$9.14

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 9, 2012:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	1,000,000,000	—	13,408,410

As of March 9, 2012, we had 4,204 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2011.

Distributions

Distributions to our shareholders are governed by the provisions of our articles of incorporation. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our shareholders are declared out of assets legally available for distribution. Beginning in June 2011, our board of directors met quarterly to declare distributions for the subsequent fiscal quarter. Our board of directors declares a weekly record date distribution rate and a monthly payment date. Because we intend to maintain our qualification as a regulated investment company, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common shareholders. (See Notes 7 and 11 to our Consolidated Financial Statements).

The following table presents the total cash distributions declared per share of common stock outstanding during the entire year ended December 31, 2011:

Periods	Cash Distributions Declared Per Share
2011 Quarter
First	$—
Second	—
Third	0.175006
Fourth	0.191492

Year	$0.366498

For the year ended December 31, 2011, 100% of the distributions paid to shareholders was taxable income for federal income tax purposes. In January 2012, a Form 1099-DIV was sent to our shareholders that stated the distribution amount and composition and provided information with respect to appropriate tax treatment of our distributions.

On March 14, 2012, our board of directors declared a distribution that represents an annualized distribution yield of 7.0% based on our current public offering price of $10.85 per share. The distributions are based on weekly record dates between April 3, 2012 through and including June 26, 2012. The distributions will be paid monthly in accordance with the schedule below. The annualized distribution yield should not be interpreted to be a measure of our current or future performances. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. The record dates and payment dates will be as follows:

Record Date	Distribution Payment Date	Declared Distribution Per Share
April 3, 2012	April 25, 2012	$0.014606
April 10, 2012	April 25, 2012	$0.014606
April 17, 2012	April 25, 2012	$0.014606
April 24, 2012	April 25, 2012	$0.014606
May 1, 2012	May 30, 2012	$0.014606
May 8, 2012	May 30, 2012	$0.014606
May 15, 2012	May 30, 2012	$0.014606
May 22, 2012	May 30, 2012	$0.014606
May 29, 2012	May 30, 2012	$0.014606
June 5, 2012	June 27, 2012	$0.014606

June 12, 2012	June 27, 2012	$0.014606
June 19, 2012	June 27, 2012	$0.014606
June 26, 2012	June 27, 2012	$0.014606

We have adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of our shareholders. As a result, if our company’s board of directors authorize and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price exclusive of commissions and marketing support fees, rather than receiving the cash distribution.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2011, and for the period from June 9, 2010, (Inception) to December 31, 2010 is derived from our consolidated financial statements. The following selected financial data for Corporate Capital Trust, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report. The U.S. dollar amounts are presented in thousands, except for per share data.

	Year Ended December 31, 2011	Period from June 9, 2010 (Inception) to December 31, 2010
	U.S. dollar amounts in thousands, except per share data)
Statement of operations data:
Investment income	$959	$—
Operating expenses
Total expenses	1,481	—
Less: Expense reimbursement from Advisors	1,376	—
Net expenses	106	—
Net investment income	853	—
Realized and unrealized gain	529	—
Net increase in net assets resulting from operations	$1,382	$—
Per share data:
Net investment income - basic and diluted	$0.67
Net increase in net assets resulting from operations—basic and diluted	$1.09
Distributions declared	$0.37
Balance sheet data:
Total assets	$116,223	$200
Credit facility	$25,340	—
Total net assets	$65,163	$200
Other data:
Total investment return(1)	6.52%	—
Number of portfolio companies at period end	110	—
Total portfolio investments for the period	$106,811	—
Investment sales and prepayments for the period	$482	—

(1)	Total investment return in 2011 is based on (i) the purchase of one share at the initial public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share, on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of distributions, and (iii) the cash value for any distributions payable on the last day of the period. The total return calculation assumes that (i) the cash distributions are reinvested in accordance with our company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each distribution payment date. Since there is no public market for our company’s shares, then current market value is assumed to be equal to (i) the initial public offering price, net of sales load, on the first day of the period ($9.00) and (ii) net asset value per share on the last day of the period ($9.21). Total investment return is not annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”), collectively, the “Advisors”, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for us to operate.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. A substantial portion of our portfolio consists of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may also potentially purchase common or preferred equity interests in portfolio companies.

The level of our investment activity depends on many factors, including: the amount of debt and equity capital available at large to finance the business activities of portfolio companies; the level of merger, acquisition and refinancing activity involving portfolio companies; the availability of credit to finance transactions; and the general economic and competitive environment for the types of debt investments that we seek to include in our investment portfolio.

Our business operations commenced on June 17, 2011 when we began to incur operating expenses after raising and closing on more than $2 million of subscriptions for the common stock of our Offering. Our investment operations commenced on July 1, 2011 when we began to commit capital to the purchase of investments in portfolio companies. Therefore this Management Discussion presented below is specifically relevant to the six months of investment operations from July 1, 2011 to December 31, 2011.

Business Environment

For the majority of 2011, widespread macroeconomic and political concerns created strong volatility in the capital markets. This was especially evident in the third quarter as investors attempted to assess risk related to the instability of the Eurozone debt markets. This caused a decrease in new issue volume and pressure on secondary market levels. The S&P 500 index fell 14% in the third quarter 2011 with the primary senior debt index, the S&P/LSTA Leveraged Loan index, decreasing 3.9% for the same period. Additionally, the Merrill Lynch High Yield Master II index, a primary measure of subordinated debt, decreased 6.3% in the third period of 2011. Closing out the year in the fourth quarter 2011, we did witness modest price appreciation of these debt indices concurrent with an increase in new debt issues. However, it was evident that uncertainty remained prevalent surrounding the Eurozone debt crisis and other global economic conditions.

At December 31, 2011, the S&P 500 index ended the year even, the S&P/LSTA Loan index had a marginal increase of 1.5% for 2011 ( 10.2% for 2010) and the Merrill Lynch High Yield Master II index, a measure of subordinated debt, returned a modest 4.4% for 2011 (15.2% for 2010).

Portfolio Investment Activity for the year ending December 31, 2011

On July 1, 2011 we commenced investment operations and began executing on our strategy of investing in the debt of privately owned U.S. companies. Specifically, during the year ending December 31, 2011, we invested $106.8 million in portfolio companies. These investments were sourced, underwritten and monitored by our Advisors. During the year ended December 31, 2011, we sold investment positions totaling $0.5 million. As of December 31, 2011, our investment portfolio consisted of 142 distinct investment positions in 110 portfolio companies, for a total fair value of $106.6 million, excluding our short term investments. See Item 8 “ Financial Statements and Supplementary Data” for a comprehensive list of all investments in portfolio companies that we held in our portfolio as of December 31, 2011.

The information presented below is for further analysis of our portfolio. However, our portfolio is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2011, excluding our short term investments:

Asset Category	Cost	Fair Value	Percentage of Portfolio Fair Value

Senior debt securities	$71,398,157	$71,609,433	67.2%
Subordinated debt securities	34,613,494	34,877,800	32.7

Total debt securities	106,011,651	106,487,233	99.9
Preferred stock	99,595	102,524	0.1

Total	106,111,246	106,589,757	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 97.7% of par or stated value, as applicable.

At December 31, 2011, 58.5% of our debt investments, based on fair value, featured floating interest rates, primarily based on London Interbank Offered Rate (LIBOR), and 41.5% of our debt investments featured fixed interest rates. At year end, approximately 65% of our floating interest rate assets had LIBOR floors averaging 1.51%.

As of December 31, 2011, our investment portfolio was diversified across 24 industries. The table below delineates our debt investments by industry group and portfolio percentage by fair value of our debt assets in such industries as of December 31, 2011, excluding our short term investments:

Industry	Percentage of Portfolio Fair Value
Software & Services	14.6%
Retailing	12.6%
Telecommunication Services	9.0%
Media	8.1%
Diversified Financials	7.8%
Health Care Equipment & Services	6.9%
Pharmaceuticals, Biotechnology & Life Sciences	5.0%
Consumer Services	4.9%
Technology Hardware & Equipment	4.6%
Transportation	3.4%
Capital Goods	3.4%
Materials	3.4%
Energy	3.3%
Commercial & Professional Services	3.2%
Food & Staples Retailing	2.5%
Insurance	2.4%
Real Estate	1.5%
Banks	1.4%
Consumer Durables & Apparel	1.2%
Food, Beverage & Tobacco	0.5%
Semiconductors & Semiconductor Equipment	0.2%
Utilities	0.1%
Household & Personal Products	<.1%
Automobiles & Components	<.1%
Grand Total	100.0%

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2011, we held one such delayed draw line of credit; however, this investment was fully funded and does not represent an unfunded loan commitment with recourse to us.

We neither “control” nor are we an “affiliated person” (each as defined in the 1940 Act) of any of our portfolio companies. Under the 1940 Act, we generally would be presumed to “control” a portfolio company if we own beneficially, either directly or through one or more controlled companies, 25% or more of its voting securities; and generally would be an “affiliated person” of a portfolio company if we directly or indirectly own or otherwise control 5% or more of its voting securities.

Financial Condition, Liquidity and Capital Resources

Offering Proceeds

We have raised net proceeds of $64.44 million since the start of our Offering in 2011. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for more information about the Offering. We generate cash primarily from (i) the net proceeds from our Offering, (ii) interest income, dividends, principal repayments, and (iii) proceeds from the periodic sales of our portfolio investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our shareholders. We also borrow funds to invest alongside the proceeds of our Offering for the purpose of making investments that increase our current investment positions in portfolio companies and to increase the number of investments in portfolio companies. . We commenced our Offering by selling our shares at an initial per share price of $10.00. We have since adjusted our offering price to the current per share offering price of $10.85 (and, as necessary, we will further increase our offering price) in order to ensure that our shares are sold at a price, after deduction of selling commissions and marketing support fees, that is equal to, or greater than net asset value.

Credit Facility

CCT Funding entered into a revolving credit facility with Deutsche Bank. Deutsche Bank is the sole initial lender and serves as administrative agent under the credit facility. The credit facility provides for borrowings in an aggregate amount up to $75 million on a committed basis (which we call the Tranche A Loans), with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. On February 28, 2012, CCT Funding entered into an amendment to the credit facility to partially exercise the available accordion feature. The Amendment provides for the extension of a new tranche of commitments (which we call the Tranche B Loans) with borrowings in an aggregate amount up to $100 million, in addition to the aggregate Tranche A Loan commitment of up to $75 million.

Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced by Deutsche Bank to CCT Funding will vary depending upon the types of assets in CCT Funding’s portfolio. In connection with the establishment of the credit facility, we contributed to CCT Funding (and will further contribute from time to time) all of our interests in certain of our assets, which may include cash or investments. We will retain a residual interest in any contributed assets through our equity ownership of CCT Funding. CCT Funding may purchase additional investments from various sources. CCT Funding has appointed us to manage its portfolio of investments pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its portfolio of investments. The obligations of CCT Funding under the credit facility are non-recourse to us.

As of December 31, 2011, approximately $25.3 million was borrowed and outstanding under the credit facility. The carrying amount of the outstanding borrowings approximates its fair value. As of December 31, 2011 we had incurred costs of $244,805 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on its consolidated statements of assets and liabilities and is amortizing to interest expense over the two year life of the credit facility.

The Tranche A Loans generally bear interest based on a one-month adjusted London interbank offered rate (LIBOR) for the relevant interest period, plus a spread of 1.70% per annum. The Tranche B Loans will generally bear interest based on a three-month adjusted LIBOR for the relevant interest period, plus a spread of 2.35% per annum. Interest is payable monthly in arrears. The effective interest rate under the credit facility was 1.98% on December 31, 2011, exclusive of any commitment fees and of other deferred financing costs related to establishing the credit facility. The weighted average interest rate for the year ending December 31, 2011 was 1.96% per annum. We incurred interest expense, including amortization of deferred financing costs, of $85,944 for the year ended December 31, 2011. Beginning on March 27, 2012, any unused balances of the Tranche A Loan commitment is subject to a continuing commitment fee of 0.75% per annum, and unused balances of the Tranche B Loan commitment is subject to a continuing commitment fee of 0.75% per annum beginning on April 28, 2012. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 22, 2013.

The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement, or a decline in CCT Funding’s net asset value below a specified threshold, will result in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of KKR; (ii) the bankruptcy or insolvency of KKR or CNL; (iii) KKR’s ceasing to act as sub-advisor for us and/or CCT Funding, or CNL’s ceasing to act as investment advisor for us and/or CCT Funding; (iv) our ceasing to act as CCT Funding’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) fraud or other illicit acts by us, KKR or CNL in the company’s or their respective investment advisory capacities. If we are removed as the investment manager of CCT Funding, the applicable interest rate may increase by up to 1.00% in addition to triggering a Super-Collateralization Event.

Under the credit agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. As of December 31, 2011, management believes that we were in compliance with the covenants of the credit facility.

Our primary use of proceeds from the Offering and advances under the credit facility is investment in corporate bonds and loans involving private U.S. companies as borrowers.

Expense Waiver and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $5.2 million as of December 31, 2011. We will reimburse the Advisors for the organization and offering expenses only to the extent that the reimbursement would not cause the total organization and offering expenses (which excludes selling commissions and marketing support fees) borne by us to exceed 5% of the aggregate gross proceeds from our Offering. The Advisors continue to be responsible for the payment of our organization and offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us. In 2011, the Advisors each provided written notice to us of their agreement to waive all reimbursement of organizational and offering expenses to which they are entitled for the period of June 17, 2011 to January 31, 2012. The Advisor’s waiver of organization and offering expense reimbursement temporarily reduced our operating expenses. We expect to implement the reimbursement of organization and offering expenses in 2012 after the expiration of the waiver period.

On June 7, 2011, our company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which, as amended, CNL and KKR jointly and severally agreed to pay to our company certain of our operating expenses (an “Expense Support Payment”) during a period (the “Expense Support Payment Period”) between June 17, 2011 to March 31, 2012. On March 14, 2012, our company and the Advisors amended and restated the Expense Support Agreement to among other things, extend the terminal date of the Expense Support Payment Period to June 30, 2012 and to reflect the agreement to fix the amount of the Expense Support Payment at 25% of our operating expenses during the period from including April 1, 2012 until the end of the Expense Support Payment Period. A copy of the amended and restated Expense Support Agreement is filed as an exhibit to this report.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement by our company (a “Reimbursement Payment”) for unreimbursed Expense Support Payments made under the Agreement, but such Reimbursement Payments may only be made within a period not to exceed three years from the end of the fiscal year in respect of which such Expense Support Payment was made. No Reimbursement Payment may be paid by our company before December 31, 2012 or to the extent that it would cause our company’s operating expenses (excluding investment advisory fees, organization and offering expenses and interest expenses) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year. During 2011, the total of Expense Support Payments by the Advisors was $1.376 million, representing all of our operating expenses between June 17, 2011 and December 31, 2011. The Advisors were not entitled to any Reimbursement Payments in 2011. There is no assurance from the Advisors that they will continue to make Expense Support Payments through the end of the Expense Support Payment Period ending on June 30, 2012. As of December 31, 2011, management believes that such Reimbursement Payment is not probable. Management will periodically assess the likelihood that Reimbursement Payments become probable.

The Expense Support Agreement may be terminated by the Advisors acting jointly, without payment of any penalty, upon written notice to us, except the Advisors may not terminate their obligations to make Expense Support Payments. In addition, the Expense Support Agreement will automatically terminate in the event of (a) the termination by us of either our investment advisory agreement with CNL (the “Investment Advisory Agreement”) or our sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), or (b) our dissolution or liquidation. If the Expense Support Agreement is terminated due to termination of the Investment Advisory Agreement or the Sub-Advisory Agreement, then we must make a Reimbursement Payment to the Advisors, pro rata based on the aggregate unreimbursed Expense Support Payments made by each Advisor.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash, unless shareholders elect to receive their ordinary monthly distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan will nevertheless remain taxable to the U.S. shareholder. We declared total distributions of $855,670 for the fiscal year ended December 31, 2011, which consisted of distributions in the amounts of $853,163 from net investment income and $2,507 from capital gains.

Our shareholders who held our common stock between July 1, 2011 and December 27, 2011 received distributions of $0.3665 per share. The following table provides the details of the cash distributions per share that we declared and paid on our common stock as of December 31, 2011.

Record Date	Payment Date	Declared Distribution Per Share
July 1, 2011	July 27, 2011	$0.013462
July 5, 2011	July 27, 2011	0.013462
July 12, 2011	July 27, 2011	0.013462
July 19, 2011	July 27, 2011	0.013462
July 26, 2011	August 31, 2011	0.013462
August 2, 2011	August 31, 2011	0.013462
August 9, 2011	August 31, 2011	0.013462
August 16, 2011	August 31, 2011	0.013462
August 23, 2011	August 31, 2011	0.013462
August 30, 2011	September 28, 2011	0.013462
September 6, 2011	September 28, 2011	0.013462
September 13, 2011	September 28, 2011	0.013462
September 20, 2011	September 28, 2011	0.013462
September 27, 2011	October 26, 2011	0.013462
October 4, 2011	October 26, 2011	0.013462
October 11, 2011	October 26, 2011	0.013462
October 18, 2011	October 26, 2011	0.013462
October 25, 2011	November 30, 2011	0.013462
November 1, 2011	November 30, 2011	0.013798
November 8, 2011	November 30, 2011	0.013798
November 15, 2011	November 30, 2011	0.013798
November 22, 2011	November 30, 2011	0.013798
November 29, 2011	January 4, 2012	0.013798
December 6, 2011	January 4, 2012	0.013798
December 13, 2011	January 4, 2012	0.013798
December 20, 2011	January 4, 2012	0.013798
December 27, 2011	January 4, 2012	0.013798

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2011.

Operating Expenses and Net Investment Income

Our business operations commenced on June 17, 2011 and portfolio investment activity commenced on July 1, 2011. Interest and nominal dividend income was $958,886 for the year ended December 31, 2011. Incremental amounts of investment capital obtained on a weekly basis from the Offering, and borrowings under the credit facility beginning in November 2011, were deployed in the acquisition of portfolio investments throughout the period between July 1, 2011 and December 31, 2011. However, we believe that our interest income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental investment activity in those future periods, and (ii) an increasing and growing base of investments in portfolio companies that we expect to result from the expected increase in capital available for investment as related to our continuous Offering.

Operating expenses were $1,481,315 for the year ended December 31, 2011, effectively representing expenses incurred between June 17, 2011 through December 31, 2011. All operating expenses since our inception, with the exception of unearned incentive fees on capital gains in the amount of $105,723, were offset by the Advisors’ Expense Support Payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, director’ fees and expenses, and custodian and accounting fees. However, we expect these expenses to increase gradually over the long-term with the growth of our company and our investment portfolio. Variable operating expenses include professional services, investment advisory fees, interest expense, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services) and the continued execution of our investment strategy (professional services).

Net investment income was $853,163 for the year-ended December 31, 2011, after considering Expense Support Payments. Net realized and unrealized gains added $528,615 to net investment income, resulting in net increase in net assets of $1,381,778. We expect net investment income to increase in the near-term due to continued growth in the size of our investment portfolio, primarily attributable to capital raised from our continuous Offering and borrowed funds under our credit facility agreement.

Net Assets, Net Asset Value per Share and Total Return since Inception

Net assets increased $65.0 million during the year ended December 31, 2011 as compared to an increase in net assets of $200,000 for the period of June 9, 2010 to December 31, 2011. Nearly all of this increase was attributable to the issuance of shares of common stock in the current Offering and reinvestment of distributions. Net investment income contributed $853,163 to the increase in net assets during year ended December 31, 2011, while net realized gain on investments contributed $5,113 and net unrealized change in unrealized appreciation contributed $523,502 to the increase in net assets in the year ended December 31, 2011. The unrealized appreciation on investments was primarily due to changes in the fair value of portfolio investments subsequent to the purchase of investments. Fluctuations in prevailing interest rates may cause further changes in unrealized appreciation and depreciation on investments. None of the portfolio investments were non-accrual or in default as of December 31, 2011.

Our net asset value per share was $9.00 on June 17, 2011 and $9.21 on December 31, 2011. After considering the changes in net asset value per share, distributions of approximately $0.37 per share, and the reinvestment of monthly distributions into our shares of common stock at the then prevailing public offering price, net of sales load, the total investment return (not annualized) was 6.52% over the period beginning June 17, 2011 and ending December 31, 2011.

Capital Stock Activity

Shares of our common stock outstanding increased by 7,050,944 during the year ended December 31, 2011. The public offering price was $10.25 per share and the net price (net of sales load) was $9.225 per share on December 31, 2011, pursuant to the Offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following contracts and agreements by their respective terms became effective on June 17, 2011 upon the satisfaction of our minimum offering requirement:

Investment Advisory Agreements–We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. CNL has also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn a management fee equal to an annual rate of 2% of our average gross assets, and an incentive fee based on our performance. The incentive fee is comprised of the following three parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. CNL will compensate KKR for advisory services that it provides to us with 50% of the fees that CNL receives under the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, CNL (and indirectly KKR) are also entitled to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The terms of the Investment Advisory Agreement and the Sub-Advisory Agreement were approved by the vote of a majority of our directors who are not “interested persons” (as defined in the Investment Company Act of 1940) in relation to us or our Advisors. Such approval was made in accordance with, and on a basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act of 1940 and applicable rules and regulations thereunder.

On March 14, 2012, we and CNL entered into two technical amendments to the Investment Advisory Agreement, which will reduce the amount of incentive fees payable to CNL and KKR in the future. The amendments (i) delete from any incentive fees payable to CNL and KKR any subordinated listing incentive fee (which, among other things and subject to certain conditions, as previously disclosed, would have been earned by CNL and KKR following a liquidity event involving a listing of our shares on a national securities exchange) and (ii) refine the previously disclosed definition of “pre-incentive net investment income,” to exclude from the calculation thereof any Expense Support Payments and any reimbursement by the Company of Expense Support Payments, effective from and after January 1, 2012. The preceding summary of the amendment to the Investment Advisory Agreement is not complete in scope and is qualified in its entirety by the full text of the amendment, which is filed as Exhibit 10.19 to this report.

Managing Dealer Agreement–We have entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of our Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. We will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

Administrative Services Agreement–We have also entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on our behalf. We reimburse CNL for the expenses it incurs in performing such administrative services. Certain sub-administration agreements, including one agreement by and between CNL and CNL Capital Markets Corp., an affiliate of CNL, and another sub-administration agreement by and between CNL and State Street Bank and Trust, also became effective on June 17, 2011.

In addition, as discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. The credit facility provides for borrowings in an aggregate amount up to $75 million on a committed basis (which we call the Tranche A Loans), with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. On February 28, 2012, CCT Funding entered into an amendment to the credit facility to partially exercise the available accordion feature. The Amendment provides for the extension of a new tranche of commitments (which we call the Tranche B Loans) with borrowings in an aggregate amount up to $100 million, in addition to the aggregate Tranche A Loan commitment of up to $75 million. As of December 31, 2011, approximately $25.3 million was borrowed and outstanding under the credit facility. The Tranche A Loans generally bear interest based on a one-month adjusted London interbank offered rate (LIBOR) for the relevant interest period, plus a spread of 1.70% per annum. The Tranche B Loans will generally bear interest based on a three-month adjusted LIBOR for the relevant interest period, plus a spread of 2.35% per annum.

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

Valuation of Investments

Our company measures the value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our company’s board of directors, with the assistance of our company’s Advisors, officers and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors. The board of directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 also defines hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives are generally included in Level 1. Our company will not adjust the quoted price for these investments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions are recorded on a trade-date basis. Our company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. Our company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that our company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management Fees

Our company accrues for the base management fee, subordinated incentive fee on income and the incentive fee on capital gains. The accrual for incentive fee on capital gains includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Advisors until the gains are both realized and in excess of unrealized depreciation on investments. Our company will accrue for the subordinated listing fee when it effects a listing of its common stock on a national securities exchange.

Organization and Offering Expenses

Organization expenses will be expensed on our company’s consolidated statement of operations. Continuous offering expenses, excluding commission and marketing support fees, will be capitalized on the consolidated statements of assets and liabilities as deferred offering expenses and expensed over a 12-month period.

Federal Income Taxes

Our company intends to elect for the tax year ended December 31, 2011 to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. Our company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying any material level of federal income taxes in the future.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for us on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We commenced investment operations on July 1, 2011. We are subject to financial market risks, in particular changes in interest rates. As of December 31, 2011, approximately 58.5% of our portfolio of debt investments, or approximately $62.3 million measured at fair value, featured floating or variable rate loans. The variable rate loans are usually based on a floating LIBOR rate (the base rate) and typically have durations of three months after which they reset to current market interest rates. At December 31, 2011, approximately 65.2% of our floating rate debt investments, or approximately $40.6 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.51%. Variable rate investments subject to a base rate floor generally reset to the current base rate only if it exceeds the base rate floor on the applicable interest reset date, in which cases we may benefit through an increase in interest income from such investments.

At December 31, 2011, we held an aggregate investment position of $21.7 million at fair value in the debt of portfolio companies that featured no base rate floor, or approximately 20.4% of our investment portfolio. In the case of these investments, we may benefit from increases in the base rates that subsequently result in interest rate increases for these investments on interest rate reset dates, which may ultimately result in an increase in interest income from such investments.

Assuming that the consolidated statements of assets and liabilities as of December 31, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, then we estimate that a hypothetical immediate and persistent 100-basis-point increase in the base rates associated with our no-base-rate debt investments would increase our net investment income by approximately $209,000 over a 12 month measurement period starting January 1, 2012, depending on the timing of the actual interest reset dates. Additionally we estimate a hypothetical immediate and persistent 100-basis-point increase in the base rates associated with our base rate floor debt investments would increase our net investment income by approximately $52,000 over a 12 month measurement period starting January 1, 2012, depending on the timing of the actual interest reset dates. Although management believes that these measurements are indicative of our interest income sensitivity to interest rate changes in relation to our assets, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect net increases in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the estimates above. Additionally, an increase in interest rates should make it easier for us to meet or exceed our quarterly preferred return that triggers the quarterly subordinated incentive fee on income, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to our Advisors with respect to an increase in pre-incentive fee net investment income.

In addition, any fluctuations in prevailing interest rates may affect the fair value of our fixed rate debt instruments and result in changes in unrealized gains and losses, and may affect a net increase or decrease in net assets resulting from operations. Such changes in unrealized gains and losses will materialize into realized gains and losses if we are compelled to sell our investments before the debt maturity date.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these borrowed funds. In periods of rising interest rates and when we have outstanding borrowing balances, our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we acquire and continue to hold fixed-rate investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of our revolving credit facility agreement as discussed above under “Financial Condition, Liquidity and Capital Resources - Credit Facility”), as of December 31, 2011, CCT Funding borrows at a floating base rate of 30-day LIBOR. We expect any expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities.

Item 8.	Financial Statements and Supplementary Data.

   Information required by this Item is included herein beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

   This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

   During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

   Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

   The information required by this Item is incorporated by reference to our 2012 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

   The information required by this Item is incorporated by reference to our 2012 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

   The information required by this Item is incorporated by reference to our 2012 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2012 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2012 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:
Page
	Report of Independent Registered Certified Public Accounting Firm	F-1
	Consolidated Statements of Assets and Liabilities	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Net Assets	F-4
	Consolidated Statements of Cash Flows	F-5
	Consolidated Schedule of Investments	F-6
	Notes to Consolidated Financial Statements	F-12

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2(a) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Intellectual Property License Agreement by and between Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.11	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.12	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.14	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.17	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Filed herewith.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.18	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Filed herewith.)

10.19	Amendment No. 1 to Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Filed herewith.)

14.1	Amended and Restated Code of Ethics of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2012.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director and Chairman of the Board	March 14, 2012

/s/ Frederick M. Goltz Frederick M. Goltz	Director	March 14, 2012

/s/ Frederick Arnold Frederick Arnold	Independent Director	March 14, 2012

/s/ James H. Kropp James H. Kropp	Independent Director	March 14, 2012

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Director	March 14, 2012

/s/ Andrew A. Hyltin Andrew A. Hyltin	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ Paul S. Saint-Pierre Paul S. Saint-Pierre	Chief Financial Officer (Principal Financial Officer)	March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Corporate Capital Trust, Inc.:

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, including the consolidated schedule of investments as of December 31, 2011, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2011 and the period from June 9, 2010 (inception) to December 31, 2010, and the consolidated financial highlights for the period from June 17, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodians. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2011 and the period from June 9, 2010 (inception) to December 31, 2010, and the financial highlights for the period from June 17, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2012

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Statements of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments, at fair value (cost, $113,825,998)	$114,304,509	$—
Cash	—	200,000
Dividend and interest receivable	1,055,807	—
Principal receivable	59,399	—
Receivable from advisors	564,756	—
Prepaid expenses and other assets	238,808	—

Total assets	$116,223,279	$200,000

Liabilities
Revolving credit facility	$25,340,000	$—
Payable for investments purchased	24,714,313	—
Shareholders’ distributions payable	398,637	—
Accrued performance-based incentive fees	282,570	—
Accrued investment advisory fees	160,679	—
Accrued administrative services	56,390	—
Accrued interest expense	16,618	—
Accrued directors’ fees	5,400	—
Other accrued expenses and liabilities	85,943	—

Total liabilities	51,060,550	—

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 7,073,166 and 22,222 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	7,073	22
Paid-in capital in excess of par value	64,626,198	199,978
Undistributed net investment income	5,956	—
Net unrealized appreciation	523,502	—

Net assets	65,162,729	200,000

Total liabilities and net assets	$116,223,279	$200,000

Net asset value per share	$9.21	$9.00

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Investment income
Interest income	$955,830	$—
Dividend income	3,056	—

Total investment income	958,886	—

Operating expenses
Investment advisory fees	347,428	—
Performance-based incentive fees	282,570	—
Professional services	233,268	—
Administrative services	183,918	—
Custodian and accounting fees	114,875	—
Interest expense	85,944	—
Director fees and expenses	82,025	—
Insurance	74,589	—
Other	76,698	—

Total operating expenses	1,481,315	—
Expense reimbursement	(1,375,592)	—

Net expenses	105,723	—

Net investment income	853,163	—

Realized and unrealized gain
Net realized gain on investments	5,113	—
Net change in unrealized appreciation on investments	478,511	—
Net change in unrealized appreciation on foreign currency translation	44,991	—

Net realized and unrealized gain	528,615	—

Net increase in net assets resulting from operations	$1,381,778	$—

Net Investment Income Per Share	$0.67	$—

Diluted and Basic Earnings Per Share	$1.09	$—

Weighted Average Shares Outstanding	1,269,117	22,222
Dividends Declared Per Share	$0.37	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Statements of Changes in Net Assets

	Year ended December 31, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Operations
Net investment income	$853,163	$—
Net realized gain on investments	5,113	—
Net change in unrealized appreciation	523,502	—

Net increase in net assets resulting from operations	1,381,778	—

Distributions to shareholders from
Net investment income	(853,163)	—
Capital gains	(2,507)	—

Net decrease in net assets resulting from shareholder distributions	(855,670)	—

Capital share transactions
Issuance of shares of common stock	64,170,724	200,000
Reinvestment of shareholder distributions	265,897	—

Net increase in net assets resulting from capital share transactions	64,436,621	200,000

Total increase in net assets	64,962,729	200,000

Net assets at beginning of period	200,000	—

Net assets at end of period	$65,162,729	$200,000

Capital share activity
Shares issued from subscriptions	7,021,920	22,222
Shares issued from reinvestment of dividends	29,024	—

Net increase in shares outstanding	7,050,944	22,222

Undistributed net investment income at end of period	$5,956	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Operating Activities:
Net increase in net assets resulting from operations	$1,381,778	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(106,811,148)	—
Increase in payable for investments purchased	24,759,304	—
Proceeds from sales of investments	481,516	—
Net realized gain on investments	(5,113)	—
Net change in unrealized appreciation	(523,502)	—
Increase in short-term investments, net	(7,714,752)	—
Proceeds from principal payments	294,863	—
Net amortization/accretion	44,756	—
Increase in dividend and interest receivable	(1,055,807)	—
Increase in principal receivable	(59,399)	—
Increase in receivable from advisors	(564,756)	—
Increase in prepaid expenses and other assets	(110,123)	—
Increase in accrued investment advisory fees	160,679	—
Increase in accrued performance-based incentive fees	282,570	—
Increase in accrued administrative services	56,390	—
Increase in accrued interest expense	16,618	—
Increase in accrued directors’ fees	5,400	—
Increase in other accrued expenses and liabilities	73,943	—

Net cash used in operating activities	(89,286,783)	—

Financing Activities:
Net proceeds from issuance of shares of common stock	64,170,724	200,000
Distributions paid	(191,136)	—
Borrowings under credit facility	25,340,000	—
Deferred financing costs	(232,805)	—

Net cash provided by financing activities	89,086,783	200,000

Net increase (decrease) in cash	(200,000)	200,000
Cash, beginning of period	200,000	—

Cash, end of period	$—	$200,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$27,795	$—
Dividend distributions reinvested	$265,897	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
Non-Control/Non-Affiliate Investments(a)—163.6%
Alliant Holdings I, Inc.	Insurance	Senior Debt(e)	L + 300	8/21/2014	85,889	$78,083	$83,689
Allison Transmission, Inc.	Automobiles & Components	Senior Debt(e)	L + 250	8/7/2014	7,564	7,018	7,389
Ally Financial, Inc.	Banks	Preferred Stocks(e),(f)			5,575	99,595	102,524
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e),(f)	7.38%	5/1/2018	208,000	205,404	212,680
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%	2/1/2015	1,187,000	1,222,134	1,216,675
Aspect Software, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)	10.63%	5/15/2017	1,484,000	1,529,365	1,539,650
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e),(g)	L + 450, 1.50% LIBOR Floor	10/6/2016	155,886	150,857	151,989
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(e),(f),(h)	L + 725, 1.50% LIBOR Floor	11/14/2017	480,179	449,331	463,373
Associated Materials, LLC	Capital Goods	Senior Debt(e)	9.13%	11/1/2017	13,000	13,184	11,343
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e),(g)	L + 275	10/24/2014	1,142,373	1,067,943	1,095,010
		Senior Debt(e),(g)	L + 450	10/26/2017	974,527	883,793	890,474

						1,951,736	1,985,484
Avis Budget Car Rental, LLC	Transportation	Senior Debt(e),(f)	L + 500, 1.25% LIBOR Floor	9/22/2018	276,675	271,282	278,837
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(e)	L + 575, 1.25% LIBOR Floor	9/28/2018	1,113,299	1,093,129	1,118,164
Boise Paper Holdings, LLC	Materials	Subordinated Debt(e),(f)	9.00%	11/1/2017	146,000	154,801	156,950
Cablevision Systems Corp.	Media	Subordinated Debt(e),(f)	7.75%	4/15/2018	426,000	431,245	451,560
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e),(g)	L + 300	1/28/2015	12,797	11,723	11,157
		Senior Debt(e)	11.25%	6/1/2017	1,070,000	1,135,422	1,135,537

						1,147,145	1,146,694
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(e),(g),(h)	L + 550, 1.25% LIBOR Floor	7/7/2017	1,068,431	1,023,743	1,041,721
Calpine Corp.	Utilities	Senior Debt(e),(f),(g)	L + 325, 1.25% LIBOR Floor	4/1/2018	68,276	$65,451	$67,090
CDW, LLC	Technology Hardware & Equipment	Senior Debt(e)	L + 350	10/10/2014	1,229,473	1,201,984	1,194,316
		Subordinated Debt(e)	11.50%, 12.50% PIK	10/12/2015	135,000	142,433	141,750

						1,344,417	1,336,066
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e),(g)	L + 225	7/3/2014	1,954,781	1,624,504	1,670,243
Ceridian Corp.	Software & Services	Senior Debt(e),(g)	L + 300	11/10/2014	1,793,378	1,652,772	1,621,330
Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(e),(f)	7.25%	10/30/2017	573,000	583,128	603,799
CHS / Community Health Systems, Inc.	Health Care Equipment & Services	Subordinated Debt(e),(f)	8.88%	7/15/2015	433,565	439,405	447,656
Citco III, Ltd. IE(i)	Diversified Financials	Senior Debt(e),(f),(g)	L + 500, 1.25% LIBOR Floor	6/29/2018	17,307	17,349	16,572
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e),(g)	L + 450, 1.50% LIBOR Floor	11/30/2016	137,092	129,554	136,864
Continental Airlines, Inc.	Transportation	Senior Debt(e),(f)	8.31%	4/2/2018	691,761	686,329	672,738
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e)	L + 450	11/16/2015	973,846	926,057	883,766
		Subordinated Debt(e)	10.75%	2/1/2016	1,114,000	1,065,237	1,058,300

						1,991,294	1,942,066

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
Cricket Communications, Inc.	Telecommunication Services	Senior Debt(e),(f)	7.75%	5/15/2016	1,529,000	1,541,150	1,578,692
Datatel, Inc.	Software & Services	Senior Debt(e)	L + 350, 1.50% LIBOR Floor	2/20/2017	556,984	554,944	557,750
		Senior Debt(e)	L + 725, 1.50% LIBOR Floor	2/19/2018	150,000	153,568	150,750
		Senior Debt(e),(g)	L + 525, 1.50% LIBOR Floor	9/15/2018	406,204	400,111	406,840

						1,108,623	1,115,340
DineEquity, Inc.	Consumer Services	Senior Debt(e),(f),(g)	L + 300, 1.25% LIBOR Floor	10/19/2017	75,685	72,728	74,791
DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(e),(f)	8.50%	12/15/2017	100,000	106,616	107,000
E*TRADE Financial Corp.	Diversified Financials	Subordinated Debt(e),(f)	7.88%	12/1/2015	1,269,000	$1,264,604	$1,275,345
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%	12/1/2016	1,190,000	1,275,766	1,297,100
Education Management, LLC	Consumer Services	Subordinated Debt(e),(f)	8.75%	6/1/2014	1,728,000	1,732,881	1,732,320
Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(e),(g)	L + 375, 1.50% LIBOR Floor	5/25/2018	216,967	205,433	211,814
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e),(f)	8.75%	3/1/2018	43,000	46,248	46,547
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e),(f)	7.63%	7/15/2017	46,000	48,686	49,795
		Subordinated Debt(e),(f)	7.88%	7/15/2020	122,000	130,244	131,760

						178,930	181,555
Fifth Third Processing Solutions, LLC	Software & Services	Senior Debt(e),(g)	L + 325, 1.25% LIBOR Floor	11/3/2016	61,304	59,554	61,258
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e),(f)	6.75%	10/1/2020	87,000	86,817	89,827
GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%	11/15/2019	2,294,000	2,438,105	2,434,507
General Nutrition Centers, Inc.	Retailing	Senior Debt(e),(f)	L + 300, 1.25% LIBOR Floor	3/2/2018	23,369	23,370	23,029
Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%	12/1/2016	1,375,000	1,343,093	1,347,500
Goodman Global, Inc.	Capital Goods	Senior Debt(e),(g)	L + 700, 2.00% LIBOR Floor	10/30/2017	948,221	952,962	954,541
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e),(f)	7.38%	2/1/2019	96,000	94,738	95,040
Guitar Center, Inc.	Retailing	Senior Debt(e),(g)	L + 525	4/9/2017	4,238,739	3,716,872	3,736,449
Gymboree Corp., The	Retailing	Senior Debt(e),(g)	L + 350, 1.50% LIBOR Floor	2/23/2018	904,502	847,281	807,607
		Subordinated Debt(e)	9.13%	12/1/2018	748,000	609,721	654,500

						1,457,002	1,462,107
High Plains Broadcasting Operating Co.	Media	Senior Debt(g)	L + 675, 3.00% LIBOR Floor	9/14/2016	351,687	347,295	349,561
HUB International, Ltd.	Insurance	Senior Debt(e),(g)	L + 250	6/13/2014	1,134,886	1,088,373	1,089,139
		Senior Debt(e),(g)	L + 475, 2.00% LIBOR Floor	6/13/2014	332,350	$332,350	$331,283

						1,420,723	1,420,422
Hubbard Radio, LLC	Media	Senior Debt(e),(g)	L + 375, 1.50% LIBOR Floor	4/28/2017	606,123	601,661	598,359
		Senior Debt(e),(g)	L + 725, 1.50% LIBOR Floor	4/30/2018	2,834,070	2,819,267	2,798,644

						3,420,928	3,397,003

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
Husky Injection Molding Systems, Ltd. CA(i)	Capital Goods	Senior Debt(e),(f),(g)	L + 525, 1.25% LIBOR Floor	6/29/2018	1,159,646	1,149,330	1,159,194
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e),(g)	L + 575, 1.50% LIBOR Floor	8/19/2018	2,528,757	2,533,137	2,547,407
Ineos Holdings, Ltd. EUR(i)	Materials	Subordinated Debt(f),(g)	E + 600, 3.00% EURIBOR Floor	6/16/2015	889,214	1,109,884	1,061,432
Infor Enterprise Solutions Holdings, Inc.	Software & Services	Senior Debt(e),(g)	L + 575	7/28/2015	1,610,000	1,541,287	1,521,450
Interactive Data Corp.	Diversified Financials	Senior Debt(e),(g)	L + 325, 1.25% LIBOR Floor	2/11/2018	18,262	17,899	18,037
iPayment, Inc.	Software & Services	Senior Debt(e),(g)	L + 425, 1.50% LIBOR Floor	5/8/2017	1,953,798	1,931,324	1,932,629
		Subordinated Debt(e),(j)	10.25%	5/15/2018	415,000	375,604	390,100

						2,306,928	2,322,729
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e),(g)	L + 225	6/2/2014	4,855	4,515	4,535
J. Crew Group, Inc.	Retailing	Senior Debt(e),(g)	L + 350, 1.25% LIBOR Floor	3/7/2018	2,765,351	2,588,677	2,604,366
		Subordinated Debt(e)	8.13%	3/1/2019	1,026,000	963,411	979,830

						3,552,088	3,584,196
Jo-Ann Stores, Inc.	Retailing	Senior Debt(e)	L + 350, 1.25% LIBOR Floor	3/16/2018	23,488	23,262	22,453
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(e),(f)	L + 525, 1.25% LIBOR Floor	11/4/2016	329,847	320,184	329,642
		Senior Debt(e),(f),(g)	L + 575, 1.25% LIBOR Floor	5/4/2018	375,178	$366,342	$379,071

						686,526	708,713
Lamar Media Corp.	Media	Subordinated Debt(e),(f)	6.63%	8/15/2015	206,000	206,000	210,120
Lawson Software, Inc.	Software & Services	Senior Debt(e)	L + 525, 1.50% LIBOR Floor	7/5/2017	1,766,446	1,735,811	1,726,542
Local TV Finance, LLC	Media	Senior Debt(e)	L + 200	5/7/2013	370,225	352,992	358,191
Manitowoc Co., Inc., The	Capital Goods	Subordinated Debt(e),(f)	9.50%	2/15/2018	21,000	22,983	22,365
McJunkin Red Man Corp.	Energy	Senior Debt(e)	9.50%	12/15/2016	3,393,000	3,374,953	3,443,895
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(e),(f),(g)	L + 375, 1.50% LIBOR Floor	11/16/2016	699,792	699,730	698,742
		Subordinated Debt(e),(f)	8.00%	11/15/2018	316,000	311,267	309,680

						1,010,997	1,008,422
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e),(f)	7.88%	9/1/2018	281,000	284,117	284,864
Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 225	10/31/2013	215,942	202,264	212,726
		Senior Debt(e),(g)	L + 450	7/31/2016	681,714	667,113	671,659

						869,377	884,385
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(e),(g)	L + 350	5/5/2015	1,212,164	1,161,622	1,158,623
Mondrian Investment Partners, Ltd. UK(i)	Diversified Financials	Senior Debt(e),(f),(g)	L + 425, 1.25% LIBOR Floor	7/12/2018	488,020	484,049	488,020
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e),(f)	7.38%	6/1/2017	1,034,000	871,542	940,940
		Subordinated Debt(e),(f)	8.75%	9/1/2020	250,000	253,683	271,562

						1,125,225	1,212,502

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
N.E.W. Holdings I, LLC	Software & Services	Senior Debt(e)	L + 425, 1.75% LIBOR Floor	3/23/2016	8,655	8,250	8,407
		Subordinated Debt(e),(h)	L + 750, 2.00% LIBOR Floor	3/23/2017	998,480	986,123	963,533

						994,373	971,940
NBTY, Inc.	Household & Personal Products	Senior Debt(e),(g)	L + 325, 1.00% LIBOR Floor	10/1/2017	26,355	$26,031	$26,126
Neiman Marcus Group, Inc., The	Retailing	Senior Debt(e)	L + 350, 1.25% LIBOR Floor	5/16/2018	188,713	181,660	182,344
		Subordinated Debt(e)	10.38%	10/15/2015	1,967,000	2,040,359	2,043,241

						2,222,019	2,225,585
Nexstar Broadcasting, Inc.	Media	Senior Debt(e),(f)	8.88%	4/15/2017	170,000	177,868	174,250
NPC International, Inc.	Consumer Services	Senior Debt(e),(g)	L + 525, 1.50% LIBOR Floor	11/7/2018	1,515,463	1,519,252	1,521,146
NuSil Technology, LLC	Materials	Senior Debt(e),(g)	L + 400, 1.25% LIBOR Floor	4/7/2017	25,312	25,312	24,848
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e),(f)	L + 300	11/13/2014	25,629	25,290	24,556
		Senior Debt(e),(f)	L + 550	5/13/2017	133,224	130,890	128,395
		Senior Debt(e),(f),(g)	L + 600, 1.25% LIBOR Floor	5/13/2017	282,184	276,540	278,891
		Subordinated Debt(e),(f)	10.50%	11/15/2015	1,715,000	1,671,568	1,702,137

						2,104,288	2,133,979
Ocwen Financial Corp.	Banks	Senior Debt(e),(f),(g)	L + 550, 1.50% LIBOR Floor	9/1/2016	1,400,877	1,381,333	1,380,359
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(e),(f)	8.75%	8/15/2019	401,000	432,531	436,087
Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325, 1.25% LIBOR Floor	11/24/2017	120,101	114,129	117,280
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e),(f),(g)	L + 500, 1.25% LIBOR Floor	12/5/2018	808,662	798,202	804,938
Pinnacle Entertainment, Inc.	Consumer Services	Subordinated Debt(e),(f)	8.63%	8/1/2017	167,000	176,491	176,602
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(e),(g)	L + 250	4/2/2014	547,748	530,579	537,133
Realogy Corp.	Real Estate	Senior Debt(e)	L + 425	10/10/2016	1,566,113	1,379,558	1,403,269
		Senior Debt(e)	L - 15	10/10/2016	123,163	108,445	110,357

						1,488,003	1,513,626
Ryerson, Inc.	Materials	Senior Debt(e),(f)	L + 737.5	11/1/2014	98,000	97,346	90,160
		Senior Debt(e),(f)	12.00%	11/1/2015	44,000	$46,519	$44,440

						143,865	134,600
Sabre, Inc.	Transportation	Senior Debt(e),(g)	L + 200	9/30/2014	3,257,513	2,788,750	2,704,632
SandRidge Energy, Inc.	Energy	Subordinated Debt(e),(f)	L + 362.5	4/1/2014	23,000	22,952	22,352
Scitor Corp.	Capital Goods	Senior Debt(e),(g)	L + 350, 1.50% LIBOR Floor	2/15/2017	23,310	23,255	22,203
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e),(g),(h)	L + 350, 1.50% LIBOR Floor	12/31/2016	113,219	107,480	111,662
		Senior Debt(e),(h)	L + 750, 1.50% LIBOR Floor	5/30/2017	907,195	882,412	898,123

						989,892	1,009,785

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e),(g)	L + 225	6/13/2014	348,178	321,180	329,899
SI Organization, Inc., The	Capital Goods	Senior Debt(e),(g)	L + 325, 1.25% LIBOR Floor	11/22/2016	187,907	175,980	177,572
Sinclair Television Group, Inc.	Media	Subordinated Debt(e),(f)	8.38%	10/15/2018	27,000	28,364	27,877
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(e),(f),(g)	L + 375, 1.50% LIBOR Floor	4/9/2016	16,179	15,723	15,125
SNL Financial, LC	Commercial & Professional Services	Senior Debt(e),(g),(h)	L + 700, 1.50% LIBOR Floor	8/17/2018	709,520	712,180	707,746
Solutia, Inc.	Materials	Subordinated Debt(e),(f)	7.88%	3/15/2020	120,000	126,355	130,500
Sports Authority, Inc., The	Retailing	Senior Debt(e),(g)	L + 600, 1.50% LIBOR Floor	11/16/2017	1,413,097	1,366,092	1,367,171
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e),(f),(g)	L + 425, 1.25% LIBOR Floor	5/10/2017	2,551,580	2,275,043	2,230,502
Sprint Nextel Corp.	Telecommunication Services	Subordinated Debt(e),(f)	8.38%	8/15/2017	664,000	574,028	595,110
SSI Investments II, Ltd.	Software & Services	Subordinated Debt(e)	11.13%	6/1/2018	1,422,000	1,512,863	1,503,765
Symphony / IRI Group, Inc.	Commercial & Professional Services	Senior Debt(e),(g)	L + 375, 1.25% LIBOR Floor	12/1/2017	20,023	19,610	19,914
TelX Group, Inc., The	Telecommunication Services	Senior Debt(e),(g)	L + 650, 1.25% LIBOR Floor	9/25/2017	333,726	$314,266	$333,726
TowerCo Finance, LLC	Real Estate	Senior Debt	L + 375, 1.50% LIBOR Floor	2/2/2017	30,333	29,710	30,345
TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%	6/15/2018	1,403,000	1,559,885	1,602,927
Triple Point Technology, Inc.	Software & Services	Senior Debt(e)	L + 650, 1.50% LIBOR Floor	10/27/2017	200,566	192,696	201,067
Univar, Inc.	Materials	Senior Debt(e),(g)	L + 350, 1.50% LIBOR Floor	6/30/2017	962,906	933,677	931,010
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e),(h)	L + 450, 1.50% LIBOR Floor	7/23/2016	1,443,750	1,427,658	1,429,312
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e),(g)	L + 250	6/30/2014	147,590	136,713	140,358
		Subordinated Debt(e)	10.25%, 11.25% PIK	7/15/2015	3,051,000	3,155,464	3,150,157

						3,292,177	3,290,515
Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e),(f)	7.75%	9/15/2018	1,225,000	1,218,819	1,251,031
West Corp.	Software & Services	Senior Debt	L + 425	7/15/2016	5,000	4,846	4,979
		Subordinated Debt(e),(g)	7.88%	1/15/2019	1,743,000	1,730,393	1,729,927
		Subordinated Debt(e)	8.63%	10/1/2018	2,600,000	2,646,996	2,626,000

						4,382,235	4,360,906
Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 750, 2.00% LIBOR Floor	8/11/2016	500,000	499,608	498,905
Zayo Group, LLC	Telecommunication Services	Senior Debt(e),(g)	L + 550, 1.50% LIBOR Floor	12/1/2016	2,749,427	2,715,285	2,740,835
		Senior Debt(e),(g)	10.25%	3/15/2017	1,549,000	1,649,012	1,653,557

						4,364,297	4,394,392

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	Maturity Date	Shares/ Principal	Cost (d)	Fair Value
Total Non-Control/Non-Affiliate Investments						$106,111,246	$106,589,757

Short Term Investments—11.8%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.11% (k)		6,541,055	6,541,055	6,541,055
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.15% (k)	12/31/2099	1,173,697	1,173,697	1,173,697

Total Short Term Investments						7,714,752	7,714,752

						Cost	Fair Value
TOTAL INVESTMENTS —175.4%(l)						$113,825,998	114,304,509

LIABILITIES IN EXCESS OF OTHER ASSETS—(75.4%)							(49,141,780)

NET ASSETS—100.0%							$65,162,729

(a)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments that are neither Control Investments nor Affiliate Investments. Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(b)	Security may be an obligation of one or more entities affiliated with the named company.
(c)	Unaudited.
(d)	Represents amortized cost for debt securities and cost for preferred stock.
(e)	Security or portion thereof held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(f)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act.
(g)	Position or portion thereof unsettled as of December 31, 2011.
(h)	Fair value was determined by the Company’s Board of Directors (see Note 2).
(i)	A portfolio company domiciled in a foreign country.
(j)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(k)	7-day effective yield as of December 31, 2011.
(l)	As of December 31, 2011, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $971,241; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $492,730; the net unrealized appreciation was $478,511; the aggregate cost of securities for Federal income tax purposes was $113,825,998.

Abbreviations:

CA - Canada

EUR - Euros

E = EURIBOR - Euro Interbank Offered Rate

IE - Ireland

L = LIBOR - London Interbank Offered Rate, Typically 3-Month

PIK - Payment-in-kind

UK - United Kingdom

See notes to consolidated financial statements

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”) (collectively the “Advisors”), which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s investment portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

On June 23, 2010, the Company filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register its offering for sale on a continuous basis of up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10 per share) (the “Offering”). On April 4, 2011, the Company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of Sections 55 through 65 of the 40 Act. The Registration Statement was declared effective by the SEC on April 4, 2011 and the Company commenced its Offering. On June 16, 2011, the Company satisfied its $2 million minimum subscription requirement pursuant to the terms of the Offering and commenced principal operations on June 17, 2011, including the continuation of its Offering. Prior to June 17, 2011, the Company had been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its Offering. The Company commenced investment operations on July 1, 2011.

As of December 31, 2011, the Company had one wholly owned financing subsidiary, CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits, repurchase agreements, and highly liquid investments with original maturities of three months or less.

Valuation of Investments - The Company measures the value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s board of directors, with the assistance of the Company’s Advisors, officers and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors. The board of directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 also defines hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives are generally included in Level 1. The Company will not adjust the quoted price for these investments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are included in amortized cost of the investment and accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

The Company has investments in debt securities which contain a contractual payment-in-kind, or PIK, interest provision. If the borrower elects to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, the interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income.

Loans or debt securities are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or a debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These amounts are capitalized and amortized over the contractual term of the credit facility as interest expense.

Paid In Capital - The Company records the proceeds from the sale of its common stock on a net basis to the capital stock and paid in capital in excess of par value, excluding all commissions and marketing support fees that are deducted from the gross sale proceeds and paid to the managing dealer.

Foreign Currency Translation - Foreign currency amounts are translated into United States dollars on the following basis: (i) at the exchange rate on the last business day of the period for the fair value of investment securities, other assets and liabilities; and (ii) at the rates of exchange prevailing on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; the fluctuations related to foreign exchange rate conversion are included with the net realized and unrealized gain or loss from investments. Unrealized appreciation (depreciation) from currency translation for other payables or receivables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations.

Management Fees - The Company accrues for the base management fee, subordinated incentive fee on income and the incentive fee on capital gains. The accrual for incentive fee on capital gains includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Advisors until the gains are both realized and in excess of unrealized depreciation on investments. The Company will accrue for the subordinated listing fee when it effects a listing of its common stock on a national securities exchange.

Organization and Offering Expenses - Organization expenses will be expensed on the Company’s consolidated statement of operations. Continuous offering expenses, excluding commission and marketing support fees, will be capitalized on the consolidated statements of assets and liabilities as deferred offering expenses and expensed over a 12-month period.

Earnings (Loss) per Share - Earnings (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Dividends and Distributions - Dividends and distributions are declared by the Company’s board of directors each quarter and are recognized as distribution liabilities on the ex-dividend date. The ex-dividend date for the Company’s common stock is the same as the record date. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. As a result, if the Company’s board of directors authorizes and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price exclusive of commissions and marketing support fees, rather than receiving the cash distribution.

Federal Income Taxes - The Company intends to elect for the tax year ended December 31, 2011 to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying any material level of federal income taxes in the future.

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. The Company will accrue federal excise tax on estimated excess taxable income as required.

The Company recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. See Note 11 to the Consolidated Financial Statements.

Prior to the Company’s intended tax qualification and treatment as a RIC, it was subject to corporate federal and state income taxes on its taxable income. The Company did not have taxable income prior to 2011.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact the Company’s financial statements.

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

The Company’s investment operations commenced on July 1, 2011. Purchases and sales, including receipt of principal repayments on debt instruments, aggregated $106,811,148 and $481,516, respectively, for the year ended December 31, 2011. The amounts exclude consideration of the purchase and sale of short-term investments.

As of December 31, 2011, the Company’s investments consisted of the following:

Asset Category	Cost	Fair Value
Senior debt securities	$71,398,157	$71,609,433
Subordinated debt securities	34,613,494	34,877,800

Total debt securities	106,011,651	106,487,233
Preferred stock	99,595	102,524

Subtotal	106,111,246	106,589,757
Short term investments	7,714,752	7,714,752

Total investments	$113,825,998	$114,304,509

The portfolio’s industry composition, excluding short-term investments, at fair value at December 31, 2011 was as follows:

Industry	Percentage of Portfolio
Software & Services	14.6%
Retailing	12.6%
Telecommunication Services	9.0%
Media	8.1%
Diversified Financials	7.8%
Health Care Equipment & Services	6.9%
Pharmaceuticals, Biotechnology & Life Sciences	5.0%
Consumer Services	4.9%
Technology Hardware & Equipment	4.6%
Transportation	3.4%
Remaining Industries	23.1%

Total	100.0%

The portfolio’s geographic dispersion, excluding short-term investments, at fair value at December 31, 2011 was United States 97.4%, Canada 1.1%, United Kingdom 1.5% and Ireland <0.1%. The geographic dispersion is determined by the portfolio company’s country of domicile. The portfolio’s currency denomination was 99.0% US dollars and 1.0% Euros at December 31, 2011.

During the year ended December 31, 2011, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not own more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies.

4.	Fair Value of Financial Instruments

As of December 31, 2011, the Company’s investments were categorized in the fair value hierarchy as follows:

Investment Type	Level 1	Level 2	Level 3	Total
Senior debt	$—	$66,957,496	$4,651,937	$71,609,433
Subordinated debt	—	33,914,267	963,533	34,877,800
Preferred stock	102,524	—	—	102,524

Subtotal	102,524	100,871,763	5,615,470	106,589,757
Short-term investments	7,714,752	—	—	7,714,752

Total	$7,817,276	$100,871,763	$5,615,470	$114,304,509

The following table presents a roll forward of the changes in fair value during the period ended December 31, 2011 for investments classified within Level 3; the Company held no investments prior to July 1, 2011 and there were no transfers between Level 1, 2, or 3 relative to prior periods.

	Senior Debt	Subordinated Debt	Total
Fair Value Balance as of July 1, 2011	$—	$—	$—
Purchases	4,659,521	985,747	5,645,268
Net change in unrealized appreciation (depreciation)*	49,134	(22,590)	26,544
Principal reduction	(59,343)	—	(59,343)
Net discount accretion	2,625	376	3,001

Fair Value Balance as of December 31, 2011	$4,651,937	$963,533	$5,615,470

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2011*	$49,134	$(22,590)	$26,544

*	Amount is included in the related amount on investments in the consolidated statement of operations.

5.	Agreements and Related Party Transactions

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

Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of the Company’s average gross assets and an incentive fee based on the Company’s performance. The performance-based incentive fee is comprised of the following three parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains and (iii) a subordinated listing incentive fee. The subordinated incentive fee, paid quarterly, is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive net investment income in excess of 2.1875% of average adjusted capital. The incentive fee on capital gains, paid annually, is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis and (B) net of the aggregate amount of any previously paid incentive fees on capital gains. The subordinated listing incentive fee will be equal to 20% of any listing premium and it will be determined and payable 30 trading days after the commencement of trading of the Company’s common stock on a national securities exchange. The listing premium is the amount, if any, by which the Company’s listing value, following a liquidity event, exceeds the Company’s net asset value of the shares listed immediately prior to such liquidity event. The listing value is based on the average closing price per share over the 30 trading-day period following such liquidity event.

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

The Company has entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. The Company reimburses CNL for the expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the year ended December 31, 2011 are summarized below:

Related Party	Description	Amount
CNL Securities Corp.	Selling commissions and marketing support fees	$6,727,230

CNL and KKR	Investment advisory fees	347,428

CNL and KKR	Performance-based incentive fee - Subordinated incentive fee on income	176,847

CNL	Administrative and Compliance services	159,884

As of December 31, 2011, the Company accrued performance-based incentive fee of $282,570, including subordinated incentive fee on income of $176,847 and incentive fee on capital gains of $105,723. The incentive fee on capital gains was not earned by the Advisors or payable to the Advisors as of December 31, 2011.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Company’s Advisors had incurred approximately $5.2 million in organization and offering expenses as of December 31, 2011. The Advisors have waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) during the initial Expense Support Payment Period between June 17, 2011 to September 30, 2011. On September 12, 2011, the Company and the Advisors entered into an amendment to the Expense Support Agreement that extended the terminal date of the Expense Support Payment Period to December 31, 2011. During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement by the Company (a “Reimbursement Payment”) for unreimbursed Expense Support Payments made under the Agreement, but such Reimbursement Payments may only be made within three years after the year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by the Company to the extent that it would cause the Company’s operating expenses (excluding investment advisory fees, organization and offering expenses and interest expenses) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year.

Presented below is a summary of Expense Support Payments for the year ending December 31, 2011 and the terminal eligibility dates for Reimbursement Payments. Management believes that Reimbursement Payments are not probable as of December 31, 2011.

Expense Support Payments	Other Expense Ratio Cap	Eligible for Reimbursement Payments through

$1,375,592	1.91%	December 31, 2014

One of the Company’s directors and its executive officers also serve as a director and executive officers of CNL, respectively. No person who is an officer, director or employee of CNL and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with CNL or KKR receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Indemnification - The Investment Advisory Agreement provides certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. As of December 31, 2011, management believes that the risk of incurring any losses for such indemnification is remote.

6.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

	Year Ended December 31, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Numerator for basic and diluted net increase in net assets per share	$1,381,778	$—

Denominator for basic and diluted net increase in net assets per share: Weighted average shares outstanding	1,269,117	22,222

Basic/diluted net increase in net assets from operations per share	$1.09	$—

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

7.	Distributions

Declared distributions are paid monthly. On June 8, 2011, the Company’s board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on July 1, 2011 and ending on September 20, 2011.

On September 12, 2011, the Company’s board of directors declared a distribution of $0.013462 per share for shareholders of record on 13 record dates beginning on September 27, 2011 and ending on December 20, 2011. On October 24, 2011, the Company’s board of directors modified the above declared distributions and declared a distribution of (i) $0.013462 per share for shareholders of record on October 25, 2011 and (ii) $0.013798 per share for shareholders of record for the remaining nine record dates beginning on November 1, 2011 and ending on December 27, 2011.

The total of declared distributions and the sources of distribution payments for the year ended December 31, 2011 are presented in the table below. There were no distributions declared or paid during the period from June 9, 2010 (inception) to December 31, 2010.

Total Distributions	$855,670	100.0%
From Net Investment Income	853,163	99.7%
From Capital Gains	2,507	0.3%

8.	Share Transactions

Transactions in shares of common stock were as follows:

	Year ended December 31, 2011		Period from June 9, 2010 (inception) to December 31, 2011
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	7,021,920	$70,897,954	22,222	$200,000
Commissions and Marketing Support Fees		(6,727,230)		—
Reinvestment of Distributions	29,024	265,897		—

Net Proceeds	7,050,944	$64,436,621	22,222	$200,000

Average Net Proceeds Per Share	$9.14		$9.00

On October 24, 2011, the net asset value per share exceeded $9.00 per share which necessitated the increase in the public offering price per share of common stock under the Offering. Accordingly, the Company’s board of directors increased the public offering price per share of common stock from $10.00 to $10.25.

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock outstanding during the period from June 17, 2011 (commencement of operations) through December 31, 2011:

Per Share Operating Performance:
Net Asset Value, Beginning of Period	$9.00
Net Investment Loss, Before Expense Reimbursement (1)	(0.23)
Expense Reimbursement (1)	0.60

Net Investment Income (1)	0.37
Net Realized and Unrealized Gain (1)(2)	0.08

Net Increase Resulting from Investment Operations	0.45
Distributions from Net Investment Income to Common Shareholders (3)	(0.37)
Net Decrease Resulting from Distributions to Common Shareholders	(0.37)
Capital share transactions -Issuance of common stock above net asset value(4)	0.13
Net Increase Resulting from Capital Share Transactions	0.13

Net Asset Value, End of Period	$9.21

Total Investment Return(5)	6.52%
Ratios/Supplemental Data (amounts in thousands):
Net Assets, End of Period	$65,163
Average Net Assets(6)	$20,926
Average Credit Facility Borrowings	$4,080
Shares Outstanding, End of Period	7,073
Weighted Average Shares Outstanding	2,309
Ratios to Average Net Assets:(6)
Total Expenses Before Operating Expense Reimbursement	7.08%
Total Expenses After Operating Expense Reimbursement	0.51%
Net Investment Income	4.08%
Portfolio Turnover Rate	1%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

(3)	The per share data for distributions is the actual amount of paid or payable distributions per share of common stock during the period.
(4)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share in excess of net asset value per share. The per share data was derived by dividing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share to the Company and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(5)

Total investment return is based on (i) the purchase of one share at the initial public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share, on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of distributions, and (iii) the cash payment for any distributions payable on the last day of the period. The total return calculation assumes that (i) the cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each distribution payment date. Since there is no public market for the Company’s shares, then current market value is assumed to be equal to (i) the initial public offering price, net of sales load, on the first day of the period and (ii) net asset value per share on the last day of the period. Total investment return is not annualized.

(6)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.

10.	Revolving Credit Facility and Borrowings

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement provides for borrowings in an aggregate amount up to $75,000,000 on a committed basis, with an accordion feature that can increase the aggregate maximum credit commitment up to $250,000,000, if exercised and under certain circumstances. Borrowings under the Credit Agreement are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced by Deutsche Bank to CCT Funding will vary depending upon the types of assets in CCT Funding’s portfolio.

The Company may contribute cash or securities to CCT Funding from time to time and will retain a residual interest in any contributed assets through its equity ownership of CCT Funding. CCT Funding may purchase additional investments from various sources. CCT Funding has appointed the Company to manage its portfolio of investments pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its portfolio of investments. The obligations of CCT Funding under the Credit Agreement are non-recourse to the Company.

As of December 31, 2011, $25,340,000 was borrowed and outstanding under the Credit Agreement and the remaining amount available for borrowing was $49,660,000. The carrying amount of the outstanding borrowings approximates its fair value. The Company incurred costs of $244,805 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated statements of assets and liabilities and is amortizing to interest expense over the two year life of the credit facility.

Loans under the Credit Agreement will generally bear interest based on a one-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 1.70% per annum for the initial $75 million maximum borrowing commitment. Interest is payable monthly in arrears. Beginning on March 27, 2012, any unused commitment balances will be subject to a continuing commitment fee of 0.75% per annum. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 22, 2013.

The effective interest rate under the Credit Agreement was 1.98% on December 31, 2011, exclusive of any commitment fees and of other deferred financing costs related to establishing the credit facility. The weighted average interest rate for the year ending December 31, 2011 was 1.96% per annum. The Company incurred interest expense, including amortization of deferred financing costs, of $85,944 for the year ended December 31, 2011.

The occurrence of certain events described as “Super-Collateralization Events” in the Credit Agreement, or a decline in CCT Funding’s net asset value below a specified threshold, will result in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of KKR; (ii) the bankruptcy or insolvency of KKR or CNL; (iii) KKR’s ceasing to act as sub-advisor for the Company and/or CCT Funding, or CNL’s ceasing to act as investment advisor for the Company and/or CCT Funding; (iv) the Company ceasing to act as CCT Funding’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) fraud or other illicit acts by the Company, KKR or CNL in the company’s or their respective investment advisory capacities. If the Company is removed as the investment manager of CCT Funding, the applicable interest rate may increase by up to 1.00% in addition to triggering a Super-Collateralization Event.

Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for Credit Agreement of this nature. As of December 31, 2011, management believes that the Company was in compliance with the covenants of the credit facility.

11.	Federal Income Taxes

Income and capital gain distributions are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP, and these book-to-tax basis differences could be material. The book-to-tax basis differences are primarily due to differing treatments of income and gains on various investment securities held by the Company, timing differences, and differing characterizations of shareholder distributions. Permanent book and tax basis differences will result in reclassifications to paid-in capital, undistributed net investment income and accumulated undistributed realized gain/(loss). Undistributed net investment income and accumulated undistributed net realized gain/(loss) may include temporary book and tax basis differences which will reverse in subsequent periods.

The tax character of shareholder distributions attributable to the fiscal year ended December 31, 2011 was as follows:

Distributions attributable to:	Amount	Percentage
Ordinary income	$855,670	100%

As of December 31, 2011, the components of tax basis accumulated earnings were as follows:

Undistributed ordinary income – net	$111,679
Unrealized gains – net	417,779

Total accumulated earnings – net	$529,458

As of December 31, 2011, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	Book Balances	Tax Balances	Tax Reclassifications
Common stock	$7,073	$7,073	$—
Paid in capital	64,629,548	64,626,198	(3,350)
Undistributed net investment income	—	5,956	5,956
Accumulated capital gain	2,606	—	(2,606)
Net unrealized appreciation	523,502	523,502	—

Net assets	$65,162,729	$65,162,729	$—

12.	Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter

December 31, 2011	$884,236	$778,513	$812,353	$1,590,866	$0.38	$9.21

September 30, 2011	74,650	74,650	(283,738)	(209,088)	(0.28)	8.81

June 30, 2011	—	—	—	—	—	9.00

13.	Subsequent Events

On January 4, 2012, January 23, 2012 and February 28, 2012, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $10.40, $10.65 and $10.85, respectively, to ensure that the revised net price per share ($9.36, $9.585 and $9.765, respectively, excluding sales load) equals or exceeds the net asset value per share on each subsequent subscription closing date.

On February 28, 2012, CCT Funding LLC entered into an amendment (the “Amendment”) to its Credit Agreement with Deutsche Bank, dated August 22, 2011, to partially exercise the available accordion feature provided in the Credit Agreement. The Amendment provides for the extension of a new tranche of commitments (the “Tranche B Loans”) with borrowings in an aggregate amount up to $100,000,000, in addition to the existing $75,000,000 of available borrowings, or Tranche A Loans. As of March 6, 2012, $63,740,000 was borrowed and outstanding under the Credit Agreement. The Company may further increase the aggregate maximum credit commitment in the future.