Form 10-Q
period 2012-03-31
Corporate Capital Trust, Inc.
filed 2012-05-11
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

The number of shares of common stock of the registrant outstanding as of May 4, 2012 was 20,581,218.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Statements of Assets and Liabilities (unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments, at fair value (amortized cost of $228,288,185 and $113,825,998)	$232,389,145	$114,304,509
Cash denominated in foreign currency (cost of $2,349,925 and $—)	2,362,769	—
Dividends and interest receivable	3,948,745	1,055,807
Receivable for investments sold	6,984,643	—
Principal receivable	251,004	59,399
Receivable from advisors	428,402	564,756
Deferred financing costs	204,548	203,275
Prepaid expenses and other assets	772	35,533

Total assets	$246,570,028	$116,223,279

Liabilities
Revolving credit facility	$63,740,000	$25,340,000
Payable for investments purchased	27,160,817	24,714,313
Accrued performance-based incentive fees	980,969	282,570
Accrued investment advisory fees	374,090	160,679
Shareholders’ distributions payable	—	398,637
Accrued organization expense	322,288	—
Accrued administrative services	45,594	56,390
Accrued directors’ fees	17,985	5,400
Other accrued expenses and liabilities	157,773	102,561

Total liabilities	92,799,516	51,060,550

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 15,915,252 and 7,073,166 shares issued and outstanding	15,915	7,073
Paid-in capital in excess of par value	149,736,314	64,626,198
Undistributed (distributions in excess of) net investment income	(117,020)	5,956
Accumulated net unrealized appreciation on investments and foreign currency translation	4,135,303	523,502

Net assets	$153,770,512	$65,162,729

Net asset value per share	$9.66	$9.21

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended March 31, 2012
Investment income
Interest income	$3,374,128
Dividend income	3,253

Total investment income	3,377,381

Operating expenses
Investment advisory fees	894,160
Performance-based incentive fees	875,246
Organization expenses	527,741
Interest expense	320,129
Professional services	208,541
Administrative services	169,132
Director fees and expenses	48,235
Custodian and accounting fees	40,477
Other	121,357

Total operating expenses	3,205,018
Expense reimbursement	(962,798)

Net expenses	2,242,220

Net investment income	1,135,161

Realized and unrealized gain (loss):
Net realized gain on investments	735,251
Net realized loss on foreign currency transactions	(6,285)
Net change in unrealized appreciation on investments	3,622,449
Net change in unrealized depreciation on foreign currency translation	(10,648)

Net realized and unrealized gain	4,340,767

Net increase in net assets resulting from operations	$5,475,928

Net Investment Income Per Share	$0.10

Diluted and Basic Earnings Per Share	$0.50

Weighted Average Shares Outstanding	10,949,283
Dividends Declared Per Share	$0.19

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Operations
Net investment income	$1,135,161	$—
Net realized gain on investments and foreign currency transactions	728,966	—
Net change in unrealized appreciation on investments and foreign currency translation	3,611,801	—

Net increase in net assets resulting from operations	5,475,928	—

Distributions to shareholders from
Net investment income	(1,141,117)	—
Capital gains	(728,966)
Other sources	(117,020)	—

Net decrease in net assets resulting from shareholders distributions	(1,987,103)	—

Capital share transactions
Issuance of shares of common stock	83,870,498	—
Reinvestment of shareholders distributions	1,248,460	—

Net increase in net assets resulting from capital share transactions	85,118,958	—

Total increase in net assets	88,607,783	—
Net assets at beginning of period	65,162,729	200,000

Net assets at end of period	$153,770,512	$200,000

Capital share activity
Shares issued from subscriptions	8,712,413	—
Shares issued from reinvestment of distributions	129,673	—

Net increase in shares outstanding	8,842,086	—

Undistributed net investment income at end of period	$—	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows (unaudited)

For the three months ended March 31, 2012
Operating Activities:
Net increase in net assets resulting from operations	$5,475,928
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(135,291,836)
Increase in payable for investments purchased, excluding mark to market	2,422,631
Proceeds from sales of investments	21,546,060
Net realized gain on investments	(735,251)
Net change in unrealized appreciation on investments	(3,622,449)
Net change in unrealized depreciation on foreign currency translation	10,648
Increase in short-term investments, net	(2,261,866)
Proceeds from principal payments	2,372,642
Net amortization/accretion	(11,942)
Increase in dividend and interest receivable, excluding mark to market	(2,892,557)
Increase in receivable for investments sold	(6,984,643)
Increase in principal receivable	(191,605)
Decrease in receivable from advisors	136,354
Decrease in prepaid expenses and other assets	(391)
Increase in accrued investment advisory fees	213,411
Increase in accrued performance-based incentive fees	698,399
Increase in accrued organization expenses	322,288
Increase in other accrued expenses and payables	57,001

Net cash used in operating activities	(118,737,178)

Financing Activities:
Net proceeds from issuance of shares of common stock	83,870,498
Distributions paid	(1,137,280)
Borrowings under credit facility	38,400,000
Deferred financing costs	(46,115)

Net cash provided by financing activities	121,087,103

Effect of exchange rate changes on cash	12,844

Net increase in cash	2,362,769
Cash, beginning of period	—

Cash, end of period	$2,362,769

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$261,538
Dividend distributions reinvested	$1,248,460

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

Non-Control/Non-Affiliate Investments(d)—144.6%
Alliant Holdings I, Inc.	Insurance	Senior Debt(e)	L + 300	—%	8/21/2014	84,076	$77,070	$83,340	0.1%
		Subordinated Debt(e)(f)	11.00%	N/A	5/1/2015	6,872,000	7,228,425	7,207,010	4.7%

							7,305,495	7,290,350	4.8%

Allison Transmission, Inc.	Automobiles & Components	Senior Debt(e)(g)	L + 350	—%	8/7/2017	7,545	7,191	7,513	0.0%

American Rock Salt Company LLC	Materials	Senior Debt(e)(h)	L + 425	1.25%	4/25/2017	5,586,658	5,250,465	5,335,286	3.5%

Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(g)	7.38%	N/A	5/1/2018	208,000	205,495	222,820	0.1%

Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%	N/A	2/1/2015	2,863,000	2,944,674	2,934,604	1.9%

Ardagh Packaging Holdings Ltd. (IE)(i)	Capital Goods	Senior Debt(e)(f)(g)	7.38%	N/A	10/15/2017	100,000	100,473	107,250	0.1%

Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(e)	10.63%	N/A	5/15/2017	1,484,000	1,527,728	1,584,170	1.0%

Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 550	1.50%	10/6/2016	5,354,712	5,272,642	5,326,252	3.5%

Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(e)(g)	L + 725	1.50%	11/14/2017	474,177	444,845	473,584	0.3%

Asurion, LLC	Software & Services	Senior Debt(e)	L + 400	1.50%	5/24/2018	3,285,425	3,236,536	3,261,162	2.1%
		Senior Debt(e)	L + 750	1.50%	5/24/2019	998,480	998,480	1,013,457	0.7%

							4,235,016	4,274,619	2.8%

Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(f)	7.00%	N/A	4/1/2019	2,617,000	2,566,327	2,623,542	1.7%

Avis Budget Car Rental, LLC	Transportation	Senior Debt(e)(g)	L + 500	1.25%	9/22/2018	177,171	173,820	178,869	0.1%

Bill Barrett Corporation	Energy	Subordinated Debt(e)(g)	7.63%	N/A	10/1/2019	251,000	257,218	254,765	0.2%

BJ’s Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(e)	L + 400	1.25%	9/28/2018	1,110,516	1,058,858	1,118,278	0.7%

BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(e)(g)	L + 350	1.50%	12/19/2016	110,424	109,068	110,148	0.1%
		Senior Debt(e)(g)	L + 350	1.50%	12/19/2016	250,758	247,680	250,131	0.2%
		Senior Debt(e)(g)	L + 700	1.75%	12/17/2017	1,260,169	1,253,618	1,253,868	0.8%
		Senior Debt(e)(g)	L + 700	1.75%	12/17/2017	528,772	526,023	526,129	0.3%

							2,136,389	2,140,276	1.4%

Boise Paper Holdings, LLC	Materials	Subordinated Debt(e)(g)	9.00%	N/A	11/1/2017	146,000	154,506	160,965	0.1%

Building Materials Corporation of America	Capital Goods	Subordinated Debt(e)(f)	6.75%	N/A	5/1/2021	1,802,000	$1,945,788	$1,912,372	1.2%

Cablevision Systems Corp.	Media	Subordinated Debt(e)(g) Subordinated Debt(e)(g)	7.75% 8.63%	N/A N/A	4/15/2018 9/15/2017	426,000 812,000	431,130 885,013	445,170 884,065	0.3% 0.6%

							1,316,143	1,329,235	0.9%

Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	L + 300	—%	1/28/2015	12,765	11,768	12,171	0.0%
		Senior Debt(e)(g)	11.25%	N/A	6/1/2017	1,018,000	1,075,810	1,109,620	0.7%

							1,087,578	1,121,791	0.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(e)(h)	L + 550	1.25%	7/7/2017	4,338,424	4,291,267	4,316,731	2.8%

Catalina Marketing Corporation	Media	Subordinated Debt(e)(f)	10.50%	N/A	10/1/2015	6,698,000	6,657,884	6,396,590	4.2%

CDW, LLC	Technology Hardware & Equipment	Senior Debt(e)	L + 350	—%	10/10/2014	1,069,055	1,047,005	1,066,954	0.7%

Cequel Communications, LLC	Media	Subordinated Debt(e)(f)	8.63%	N/A	11/15/2017	524,000	567,683	562,645	0.4%

Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(e)(g)	7.25%	N/A	10/30/2017	573,000	582,796	614,543	0.4%

CHS / Community Health Systems, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g) Subordinated Debt(e)(g)	8.00% 8.88%	N/A N/A	11/15/2019 7/15/2015	905,000 520,000	913,921 528,437	934,413 538,850	0.6% 0.4%

							1,442,358	1,473,263	1.0%

Citco III, Ltd. (IE)(i)	Diversified Financials	Senior Debt(e)(g)	L + 425	1.25%	6/29/2018	17,264	17,304	16,908	0.0%

ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e)	L + 450	1.50%	11/30/2016	136,746	129,538	137,886	0.1%

Continental Airlines, Inc.	Transportation	Senior Debt(e)(g)	7.34%	N/A	4/19/2014	448,573	454,736	448,012	0.3%
		Senior Debt(e)(g)	8.31%	N/A	4/2/2018	752,446	747,693	761,852	0.5%

							1,202,429	1,209,864	0.8%

CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e) Subordinated Debt(e)	L + 450 10.75%	—% N/A	11/16/2015 2/1/2016	957,169 1,114,000	912,314 1,067,440	871,024 1,027,665	0.6% 0.7%

							1,979,754	1,898,689	1.3%

Cricket Communications, Inc.	Telecommunication Services	Senior Debt(e)(g)	7.75%	N/A	5/15/2016	1,529,000	1,540,550	1,613,095	1.1%

DineEquity, Inc.	Consumer Services	Senior Debt(e)(g)	L + 300	1.25%	10/19/2017	67,867	$65,241	$68,003	0.0%

DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(e)(g)	8.50%	N/A	12/15/2017	100,000	106,378	110,000	0.1%

E*Trade Financial Corp.	Diversified Financials	Subordinated Debt(e)(g)	6.75%	N/A	6/1/2016	11,000	11,080	11,248	0.0%
		Subordinated Debt(e)(g)	7.88%	N/A	12/1/2015	1,269,000	1,264,712	1,289,621	0.8%
		Subordinated Debt(e)(g)	12.50%	N/A	11/30/2017	839,000	955,642	976,386	0.6%

							2,231,434	2,277,255	1.4%

Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%	N/A	12/1/2016	1,190,000	1,272,048	1,316,438	0.9%

Education Management, LLC	Consumer Services	Senior Debt(e)(g)(h)	L + 700	1.25%	3/30/2018	7,136,303	6,922,214	7,136,303	4.6%
		Subordinated Debt(e)(g)	8.75%	N/A	6/1/2014	3,344,000	3,360,047	3,210,240	2.1%

							10,282,261	10,346,543	6.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(e)(h)	L + 375	1.50%	5/25/2018	1,542,374	1,533,109	1,545,960	1.0%

Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e)(g)	8.75%	N/A	3/1/2018	43,000	46,145	47,623	0.0%

Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e)(g) Subordinated Debt(e)(g)	7.63% 7.88%	N/A N/A	7/15/2017 7/15/2020	26,000 114,000	27,278 122,970	28,470 126,540	0.0% 0.1%

							150,248	155,010	0.1%

FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(g)	6.75%	N/A	10/1/2020	87,000	86,833	93,199	0.1%

GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%	N/A	11/15/2019	4,303,000	4,598,841	4,684,891	3.0%

General Nutrition Centers, Inc.	Retailing	Senior Debt(e)(g)	L + 300	1.25%	3/2/2018	23,369	23,370	23,360	0.0%

Genesys Telecommunications Laboratories Inc.	Software & Services	Subordinated Debt (EUR)(l) Common Stock	12.50% —%	N/A N/A	1/31/2020	2,044,000 448,908	2,627,122 448,908	2,726,082 448,908	1.8% 0.3%

							3,076,030	3,174,990	2.1%

Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%	N/A	12/1/2016	7,196,000	7,357,529	7,411,880	4.8%

Goodman Global, Inc.	Capital Goods	Senior Debt(e)(h)	L + 700	2.00%	10/30/2017	1,246,673	1,254,091	1,271,868	0.8%

Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(g)	7.38%	N/A	2/1/2019	691,000	706,848	706,548	0.5%

Guitar Center, Inc.	Retailing	Senior Debt(e)	L + 525	—%	4/9/2017	7,238,739	6,551,188	6,890,773	4.5%

The Gymboree Corp.	Retailing	Senior Debt(e)(h)	L + 350	1.50%	2/23/2018	6,938,890	$6,504,602	$6,591,113	4.3%
		Subordinated Debt(e)	9.13%	N/A	12/1/2018	748,000	612,756	690,030	0.5%

							7,117,358	7,281,143	4.8%
HUB International, Ltd.	Insurance	Subordinated Debt(e)(f)	9.00%	N/A	12/15/2014	8,674,000	8,877,613	8,890,850	5.8%
		Senior Debt(e)	L + 250	—%	6/13/2014	1,159,613	1,115,636	1,144,306	0.7%
		Senior Debt(e)	L + 475	2.00%	6/13/2014	331,500	331,500	332,675	0.2%

							10,324,749	10,367,831	6.7%
Hubbard Radio, LLC	Media	Senior Debt(e)	L + 375	1.50%	4/28/2017	604,600	600,328	607,623	0.4%
		Senior Debt(e)	L + 725	1.50%	4/30/2018	3,934,770	3,915,760	3,998,710	2.6%

							4,516,088	4,606,333	3.0%
Husky Injection Molding Systems, Ltd. (CA)(i)	Capital Goods	Senior Debt(e)(g)	L + 525	1.25%	6/29/2018	1,156,732	1,146,723	1,165,616	0.8%
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 575	1.50%	8/17/2018	2,522,420	2,526,679	2,554,744	1.6%
Ineos Holdings, Ltd. (UK)(i)	Materials	Subordinated Debt(g)(EUR)	E + 600 PIK	3.00%	6/16/2015	1,497,686	1,840,058	2,080,108	1.4%
Infor Enterprise Solutions Holdings, Inc.	Software & Services	Senior Debt(e)	L + 575	—%	7/28/2015	1,606,936	1,542,201	1,601,914	1.1%
Interactive Data Corp.	Diversified Financials	Senior Debt(e)	L + 325	1.25%	2/11/2018	17,629	17,275	17,649	0.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

iPayment, Inc.	Software & Services	Senior Debt(e)	L + 425	1.50%	5/8/2017	1,910,441	1,889,233	1,912,915	1.2%
		Subordinated Debt(e)	10.25%	N/A	5/15/2018	4,013,000	3,779,533	3,691,960	2.4%

							5,668,766	5,604,875	3.6%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)(h)	L + 525	—%	7/30/2017	3,896,512	3,832,945	3,847,806	2.5%
J. Crew Group, Inc.	Retailing	Subordinated Debt(e)	8.13%	N/A	3/1/2019	1,866,000	1,776,378	1,898,655	1.2%
Jo-Ann Stores, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	3/16/2018	22,942	22,729	22,860	0.0%
Kerling PLC (UK)(i)	Materials	Senior Debt(f)(g)(EUR)	10.63%	N/A	2/1/2017	1,745,000	2,326,927	2,315,669	1.5%
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 525	1.25%	11/4/2016	1,316,771	$1,311,083	$1,326,976	0.9%
		Senior Debt(e)	L + 575	1.25%	5/4/2018	374,240	365,640	382,292	0.3%
		Senior Debt(e)(f)	10.50%	N/A	11/1/2018	4,051,000	4,052,256	4,207,976	2.7%

							5,728,979	5,917,244	3.9%
Lawson Software, Inc.	Software & Services	Subordinated Debt(e)(f)	11.50%	N/A	7/15/2018	549,000	543,526	606,645	0.4%
Liz Claiborne Inc	Consumer Durables & Apparel	Senior Debt(e)(f)(g)	10.50%	N/A	4/15/2019	2,098,000	2,247,949	2,328,780	1.5%
Local TV Finance, LLC	Media	Senior Debt(e)	L + 400	—%	5/7/2015	370,225	355,417	369,570	0.2%
Lord & Taylor Holdings, LLC	Consumer Durables & Apparel	Senior Debt(e)	L + 450	1.25%	1/11/2019	93,389	94,089	94,089	0.1%
McJunkin Red Man Corp.	Energy	Senior Debt(e)	9.50%	N/A	12/15/2016	3,393,000	3,374,958	3,698,370	2.4%
MedAssets, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(g)	8.00%	N/A	11/15/2018	489,000	490,361	513,450	0.3%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(g)	7.88%	N/A	9/1/2018	1,762,000	1,842,349	1,854,505	1.2%
Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 225	—%	10/31/2013	215,942	203,883	215,837	0.1%
		Senior Debt(e)	L + 450	—%	7/31/2016	681,714	667,773	685,388	0.4%

							871,656	901,225	0.5%
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(e)	L + 350	—%	5/5/2015	1,208,974	1,160,987	1,164,206	0.8%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(g) Subordinated Debt(e)(g)	7.38% 8.75%	N/A N/A	6/1/2017 9/1/2020	1,034,000 250,000	876,952 253,628	1,018,490 280,000	0.7% 0.2%

							1,130,580	1,298,490	0.9%
NBTY, Inc.	Household & Personal Products	Senior Debt(e)	L + 325	1.00%	10/1/2017	26,355	26,043	26,418	0.0%
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e) Subordinated Debt(e)	L + 350 10.38%	1.25% N/A	5/16/2018 10/15/2015	188,713 1,967,000	181,887 2,036,609	188,757 2,048,158	0.1% 1.3%

							2,218,496	2,236,915	1.4%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(e)(f)	4% CASH + 9% PIK	N/A	3/15/2018	6,002,000	6,002,000	6,197,065	4.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

Newport Television LLC	Media	Senior Debt	L + 675	3.00%	9/14/2016	283,908	279,963	285,741	0.1%
Nexstar Broadcasting, Inc.	Media	Senior Debt(e)(g)	8.88%	N/A	4/15/2017	170,000	177,585	182,325	0.1%
NPC International, Inc.	Consumer Services	Senior Debt(e)	L + 525	1.50%	12/28/2018	1,515,463	$1,515,463	$1,524,934	1.0%
NuSil Technology, LLC	Materials	Senior Debt(e)	L + 400	1.25%	4/7/2017	24,612	24,612	24,653	0.0%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(g)	L + 525	—%	5/13/2017	25,629	23,998	25,710	0.0%
		Senior Debt(e)(g)	L + 600	1.25%	5/13/2017	282,184	276,742	284,770	0.2%
		Senior Debt(e)(g)	L + 700	1.25%	2/28/2019	641,271	634,922	651,423	0.4%
		Subordinated Debt(e)(g)	5.50%	N/A	9/15/2015	889,000	820,443	813,435	0.5%
		Subordinated Debt(e)(g)	10.50%	N/A	11/15/2015	4,694,000	4,789,755	4,864,157	3.2%

							6,545,860	6,639,495	4.3%
Ocwen Financial Corp.	Banks	Senior Debt(e)(g)	L + 550	1.50%	9/1/2016	357,946	353,706	359,885	0.2%
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(e)(g)	8.75%	N/A	8/15/2019	401,000	431,747	450,123	0.3%
Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325	1.25%	11/24/2017	118,888	113,186	118,985	0.1%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 500	1.25%	12/5/2018	806,641	796,490	817,671	0.5%
Pinnacle Entertainment, Inc.	Consumer Services	Subordinated Debt(e)(g)	8.63%	N/A	8/1/2017	4,215,000	4,495,343	4,594,350	3.0%
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(e)	L + 250	—%	4/2/2014	546,314	530,761	546,109	0.4%
Prestige Brands, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(g)	L + 400	1.25%	1/31/2019	107,067	105,482	107,907	0.1%
		Subordinated Debt(e)(f)(g)	8.13%	N/A	2/1/2020	227,000	227,000	246,011	0.2%

							332,482	353,918	0.3%
Roofing Supply Group LLC	Retailing	Senior Debt(e)(f)	8.63%	N/A	12/1/2017	1,490,000	1,597,569	1,579,400	1.0%
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(e)(g)	L + 450	1.25%	2/13/2019	1,296,326	1,277,113	1,307,267	0.9%
Ryerson, Inc.	Materials	Senior Debt(e)	L + 737.5	—%	11/1/2014	98,000	97,397	92,120	0.1%
		Senior Debt(e)	12.00%	N/A	11/1/2015	44,000	46,387	45,100	0.0%

							143,784	137,220	0.1%
Schaeffler AG (UK)(i)	Automobiles & Components	Senior Debt(f)(g)(h)	L + 475	1.25%	1/27/2017	49,189	49,374	49,520	0.0%
Scitor Corp.	Capital Goods	Senior Debt(e)	L + 350	1.50%	2/15/2017	22,395	22,345	21,808	0.0%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)	L + 350	1.50%	12/31/2016	113,044	$107,560	$112,125	0.1%
		Senior Debt(e)	L + 750	1.50%	5/30/2017	1,338,888	1,315,473	1,335,540	0.9%

							1,423,033	1,447,665	1.0%

Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 225	—%	6/13/2014	347,264	322,998	340,537	0.2%

The SI Organization, Inc.	Capital Goods	Senior Debt(e)	L + 325	1.25%	11/22/2016	187,432	176,021	179,935	0.1%

Sinclair Television Group, Inc.	Media	Subordinated Debt(e)(g)	8.38%	N/A	10/15/2018	27,000	28,328	29,160	0.0%

Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 375	1.50%	4/9/2016	16,137	15,704	15,830	0.0%

SNL Financial, LLC	Commercial & Professional Services	Senior Debt(e)	L + 700	1.50%	8/17/2018	700,538	703,098	702,640	0.5%

Softbrands, Inc.	Software & Services	Senior Debt(e)	L + 525	1.50%	7/5/2017	1,762,019	1,732,520	1,769,234	1.2%

Solutia, Inc.	Materials	Subordinated Debt(e)(g)	7.88%	N/A	3/15/2020	120,000	126,223	140,700	0.1%

Sophia, LP	Software & Services	Senior Debt(e)	L + 500	1.25%	7/19/2018	406,204	400,242	412,976	0.3%

Sports Authority, Inc.	Retailing	Senior Debt(e)	L + 600	1.50%	11/16/2017	1,409,529	1,363,994	1,357,559	0.9%

Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,284,207	2,351,166	1.5%

Sprint Nextel Corp.	Telecommunication Services	Subordinated Debt(e)(g)	8.38%	N/A	8/15/2017	664,000	576,912	640,760	0.4%

SSI Investments II, Ltd.	Software & Services	Subordinated Debt(e)	11.13%	N/A	6/1/2018	1,422,000	1,510,093	1,578,420	1.0%

Standard Chartered Bank (SG)(i)	Banks	Subordinated Debt(f)(g)(m)	L + 1600	—%	4/1/2014	3,310,000	3,341,283	3,280,541	2.1%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (c)	Fair Value	% of Net Assets

Symphony / IRI Group, Inc.	Commercial & Professional Services	Senior Debt(e)	L + 375	1.25%	12/1/2017	19,972	19,575	19,988	0.0%

TowerCo Finance LLC	Real Estate	Senior Debt	L + 375	1.50%	2/2/2017	30,256	29,662	30,398	0.0%

TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%	N/A	6/15/2018	1,403,000	1,555,039	1,645,018	1.1%

Triple Point Technology, Inc.	Software & Services	Senior Debt(e)	L + 650	1.50%	10/27/2017	200,064	192,465	202,065	0.1%

Univar, Inc.	Materials	Senior Debt(e)	L + 350	1.50%	6/30/2017	960,475	932,420	963,476	0.6%

Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)	L + 450	1.50%	7/23/2016	1,425,000	1,409,840	1,417,875	0.9%

VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 250	—%	6/30/2014	147,212	$137,376	$146,415	0.1%
		Subordinated Debt(e)	10.25% CASH or 11.25% PIK	N/A	7/15/2015	4,506,000	4,662,059	4,663,710	3.0%

							4,799,435	4,810,125	3.1%

Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)	7.75%	N/A	9/15/2018	1,225,000	1,219,076	1,277,063	0.8%

West Corp.	Software & Services	Senior Debt	L + 425	—%	7/15/2016	4,987	4,841	5,003	0.0%
		Subordinated Debt(e)	7.88%	N/A	1/15/2019	1,743,000	1,730,700	1,856,295	1.2%
		Subordinated Debt(e)	8.63%	N/A	10/1/2018	2,600,000	2,645,367	2,853,500	1.9%

							4,380,908	4,714,798	3.1%

Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 750	2.00%	8/11/2016	500,000	499,623	503,543	0.3%

Zayo Group, LLC	Telecommunication Services	Senior Debt(e)(h)	L + 550	1.50%	12/1/2016	2,932,908	2,900,200	2,946,839	1.9%
		Senior Debt(e)	10.25%	N/A	3/15/2017	2,005,000	2,144,206	2,240,587	1.5%

							5,044,406	5,187,426	3.4%

Total Non-Control/Non-Affiliate Investments							218,311,567	222,412,527	144.6%

Short Term Investments—6.5%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.15%(j)	N/A	N/A	8,400,710	8,400,710	8,400,710	5.5%

State Street Institutional Liquid Reserves Fund		Short Term Investments	0.23%(j)	N/A	N/A	1,575,908	1,575,908	1,575,908	1.0%

Total Short Term Investments							9,976,618	9,976,618	6.5%

TOTAL INVESTMENTS—151.1%(k)							$228,288,185	232,389,145	151.10%

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.1%)								(78,618,633)	(51.10)%

NET ASSETS—100.0%								$153,770,512	100.00%

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	(Reserved).
(c)	Represents amortized cost for debt securities and cost for common stock.

(d)   Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments that are neither Control Investments nor Affiliate Investments. Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2012

(e)	Security or portion thereof held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(f)	144A securities. Securities restricted for resale to Qualified Institutional Buyers.

(g)   The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. As of March 31, 2012 , the portfolio held 29.1% of non-qualifying assets under the 1940 Act, as a percentage of total assets, as defined in Section 55(a) of the 1940 Act.

(h)	Position or portion thereof unsettled as of March 31, 2012.
(i)	A portfolio company domiciled in a foreign country.
(j)	7-day effective yield as of March 31, 2012.

(k)   As of March 31, 2012, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,100,960; the aggregate gross unrealized appreciation for all securities in which there was an excess of tax cost over value was $4,872,640; the net unrealized depreciation was $771,680; the aggregate cost of securities for Federal income tax purposes was $228,288,185.

(l)	A portfolio company investment that contains original issue discount.
(m)	A portfolio company investment structured as a credit-linked floating rate note.

Abbreviations:

CA - Canada

EUR - Euros; principal amount is denominated in Euros currency.

E = EURIBOR – Euro Interbank Offered Rate

IE - Ireland

L = LIBOR – London Interbank Offered Rate, typically 3-month rate

PIK - Payment-in-kind

SG - Singapore

UK - United Kingdom

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

Non-Control/Non-Affiliate Investments(a)—163.6%
Alliant Holdings I, Inc.	Insurance	Senior Debt(e)	L + 300	—%	8/21/2014	85,889	$78,083	$83,689	0.1%

Allison Transmission, Inc.	Automobiles & Components	Senior Debt(e)	L + 250	—%	8/7/2014	7,564	7,018	7,389	0.0%

Ally Financial, Inc.	Banks	Preferred Stocks(e)(f)				5,575	99,595	102,524	0.2%

Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(f)	7.38%	N/A	5/1/2018	208,000	205,404	212,680	0.3%

Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%	N/A	2/1/2015	1,187,000	1,222,134	1,216,675	1.9%

Aspect Software, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)	10.63%	N/A	5/15/2017	1,484,000	1,529,365	1,539,650	2.4%

Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 450	1.50%	10/6/2016	155,886	150,857	151,989	0.2%

Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(e)(f)(h)	L + 725	1.50%	11/14/2017	480,179	449,331	463,373	0.7%

Associated Materials, LLC	Capital Goods	Senior Debt(e)	9.13%	N/A	11/1/2017	13,000	13,184	11,343	0.0%

Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g) Senior Debt(e)(g)	L + 275 L + 450	—% —%	10/24/2014 10/26/2017	1,142,373 974,527	1,067,943 883,793	1,095,010 890,474	1.7% 1.4%

							1,951,736	1,985,484	3.0%

Avis Budget Car Rental, LLC	Transportation	Senior Debt(e)(f)	L + 500	1.25%	9/22/2018	276,675	271,282	278,837	0.4%

BJ’s Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(e)	L + 575	1.25%	9/28/2018	1,113,299	1,093,129	1,118,164	1.7%

Boise Paper Holdings, LLC	Materials	Subordinated Debt(e)(f)	9.00%	N/A	11/1/2017	146,000	154,801	156,950	0.2%

Cablevision Systems Corp.	Media	Subordinated Debt(e)(f)	7.75%	N/A	4/15/2018	426,000	431,245	451,560	0.7%

Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	L + 300	—%	1/28/2015	12,797	11,723	11,157	0.0%
		Senior Debt(e)	11.25%	N/A	6/1/2017	1,070,000	1,135,422	1,135,537	1.7%

							1,147,145	1,146,694	1.8%

California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(e)(g)(h)	L + 550	1.25%	7/7/2017	1,068,431	1,023,743	1,041,721	1.6%

Calpine Corp.	Utilities	Senior Debt(e)(f)(g)	L + 325	1.25%	4/1/2018	68,276	$65,451	$67,090	0.1%

CDW, LLC	Technology Hardware & Equipment	Senior Debt(e) Subordinated Debt(e)	L + 350 11.50% CASH or 12.50% PIK	—% N/A	10/10/2014 10/12/2015	1,229,473 135,000	1,201,984 142,433	1,194,316 141,750	1.8% 0.2%

							1,344,417	1,336,066	2.1%

Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(g)	L + 225	—%	7/3/2014	1,954,781	1,624,504	1,670,243	2.6%

Ceridian Corp.	Software & Services	Senior Debt(e)(g)	L + 300	—%	11/10/2014	1,793,378	1,652,772	1,621,330	2.5%

Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(e)(f)	7.25%	N/A	10/30/2017	573,000	583,128	603,799	0.9%

CHS / Community Health Systems, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)	8.88%	N/A	7/15/2015	433,565	439,405	447,656	0.7%

Citco III, Ltd. IE(i)	Diversified Financials	Senior Debt(e)(f)(g)	L + 500	1.25%	6/29/2018	17,307	17,349	16,572	0.0%

ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e)(g)	L + 450	1.50%	11/30/2016	137,092	129,554	136,864	0.2%

Continental Airlines, Inc.	Transportation	Senior Debt(e)(f)	8.31%	N/A	4/2/2018	691,761	686,329	672,738	1.0%

CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e) Subordinated Debt(e)	L + 450 10.75%	—% N/A	11/16/2015 2/1/2016	973,846 1,114,000	926,057 1,065,237	883,766 1,058,300	1.4% 1.6%

							1,991,294	1,942,066	3.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

Cricket Communications, Inc.	Telecommunication Services	Senior Debt(e)(f)	7.75%	N/A	5/15/2016	1,529,000	1,541,150	1,578,692	2.4%

Datatel, Inc.	Software & Services	Senior Debt(e) Senior Debt(e) Senior Debt(e)(g)	L + 350 L + 725 L + 525	1.50% 1.50% 1.50%	2/20/2017 2/19/2018 9/15/2018	556,984 150,000 406,204	554,944 153,568 400,111	557,750 150,750 406,840	0.9% 0.2% 0.6%

							1,108,623	1,115,340	1.7%

DineEquity, Inc.	Consumer Services	Senior Debt(e)(f)(g)	L + 300	1.25%	10/19/2017	75,685	72,728	74,791	0.1%

DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(e)(f)	8.50%	N/A	12/15/2017	100,000	106,616	107,000	0.2%

E*TRADE Financial Corp.	Diversified Financials	Subordinated Debt(e)(f)	7.88%	N/A	12/1/2015	1,269,000	$1,264,604	$1,275,345	2.0%

Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%	N/A	12/1/2016	1,190,000	1,275,766	1,297,100	2.0%

Education Management, LLC	Consumer Services	Subordinated Debt(e)(f)	8.75%	N/A	6/1/2014	1,728,000	1,732,881	1,732,320	2.7%

Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 375	1.50%	5/25/2018	216,967	205,433	211,814	0.3%

Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e)(f)	8.75%	N/A	3/1/2018	43,000	46,248	46,547	0.1%

Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e)(f) Subordinated Debt(e)(f)	7.63% 7.88%	N/A N/A	7/15/2017 7/15/2020	46,000 122,000	48,686 130,244	49,795 131,760	0.1% 0.2%

							178,930	181,555	0.3%

Fifth Third Processing Solutions, LLC	Software & Services	Senior Debt(e)(g)	L + 325	1.25%	11/3/2016	61,304	59,554	61,258	0.1%

FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(f)	6.75%	N/A	10/1/2020	87,000	86,817	89,827	0.1%

GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%	N/A	11/15/2019	2,294,000	2,438,105	2,434,507	3.7%

General Nutrition Centers, Inc.	Retailing	Senior Debt(e)(f)	L + 300	1.25%	3/2/2018	23,369	23,370	23,029	0.0%

Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%	N/A	12/1/2016	1,375,000	1,343,093	1,347,500	2.1%

Goodman Global, Inc.	Capital Goods	Senior Debt(e)(g)	L + 700	2.00%	10/30/2017	948,221	952,962	954,541	1.5%

Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(f)	7.38%	N/A	2/1/2019	96,000	94,738	95,040	0.1%

Guitar Center, Inc.	Retailing	Senior Debt(e)(g)	L + 525	—%	4/9/2017	4,238,739	3,716,872	3,736,449	5.7%

The Gymboree Corp.	Retailing	Senior Debt(e)(g) Subordinated Debt(e)	L + 350 9.13%	1.50% N/A	2/23/2018 12/1/2018	904,502 748,000	847,281 609,721	807,607 654,500	1.2% 1.0%

							1,457,002	1,462,107	2.2%

High Plains Broadcasting Operating Co.	Media	Senior Debt(g)	L + 675	3.00%	9/14/2016	351,687	347,295	349,561	0.5%

HUB International, Ltd.	Insurance	Senior Debt(e)(g)	L + 250	2.00%	6/13/2014	1,134,886	1,088,373	1,089,139	0.5%
		Senior Debt(e)(g)	L + 475	—%	6/13/2014	332,350	$332,350	$331,283	1.7%

							1,420,723	1,420,422	2.2%

Hubbard Radio, LLC	Media	Senior Debt(e)(g)	L + 375	1.50%	4/28/2017	606,123	601,661	598,359	0.9%
		Senior Debt(e)(g)	L + 725	1.50%	4/30/2018	2,834,070	2,819,267	2,798,644	4.3%

							3,420,928	3,397,003	5.2%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

Husky Injection Molding Systems, Ltd. CA(i)	Capital Goods	Senior Debt(e)(f)(g)	L + 525	1.25%	6/29/2018	1,159,646	1,149,330	1,159,194	1.8%

Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 575	1.50%	8/19/2018	2,528,757	2,533,137	2,547,407	3.9%

Ineos Holdings, Ltd. UK(i)	Materials	Subordinated Debt(f)(g) (EUR)	E + 600 PIK	3.00%	6/16/2015	889,214	1,109,884	1,061,432	1.6%

Infor Enterprise Solutions Holdings, Inc.	Software & Services	Senior Debt(e)(g)	L + 575	—%	7/28/2015	1,610,000	1,541,287	1,521,450	2.3%

Interactive Data Corp.	Diversified Financials	Senior Debt(e)(g)	L + 325	1.25%	2/11/2018	18,262	17,899	18,037	0.0%

iPayment, Inc.	Software & Services	Senior Debt(e)(g)	L + 425	1.50%	5/8/2017	1,953,798	1,931,324	1,932,629	3.0%
		Subordinated Debt(e)(j)	10.25%	N/A	5/15/2018	415,000	375,604	390,100	0.6%

							2,306,928	2,322,729	3.6%

IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	L + 225	—%	6/2/2014	4,855	4,515	4,535	0.0%

J. Crew Group, Inc.	Retailing	Senior Debt(e)(g)	L + 350	1.25%	3/7/2018	2,765,351	2,588,677	2,604,366	4.0%
		Subordinated Debt(e)	8.13%	N/A	3/1/2019	1,026,000	963,411	979,830	1.5%

							3,552,088	3,584,196	5.5%

Jo-Ann Stores, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	3/16/2018	23,488	23,262	22,453	0.0%

Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)	L + 525	1.25%	11/4/2016	329,847	320,184	329,642	0.5%
		Senior Debt(e)(f)(g)	L + 575	1.25%	5/4/2018	375,178	$366,342	$379,071	0.6%

							686,526	708,713	1.1%

Lamar Media Corp.	Media	Subordinated Debt(e)(f)	6.63%	N/A	8/15/2015	206,000	206,000	210,120	0.3%

Lawson Software, Inc.	Software & Services	Senior Debt(e)	L + 525	1.50%	7/5/2017	1,766,446	1,735,811	1,726,542	2.6%

Local TV Finance, LLC	Media	Senior Debt(e)	L + 200	—%	5/7/2013	370,225	352,992	358,191	0.5%

The Manitowoc Co., Inc.	Capital Goods	Subordinated Debt(e)(f)	9.50%	N/A	2/15/2018	21,000	22,983	22,365	0.0%

McJunkin Red Man Corp.	Energy	Senior Debt(e)	9.50%	N/A	12/15/2016	3,393,000	3,374,953	3,443,895	5.3%

MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	11/16/2016	699,792	699,730	698,742	1.1%
		Subordinated Debt(e)(f)	8.00%	N/A	11/15/2018	316,000	311,267	309,680	0.5%

							1,010,997	1,008,422	1.5%

MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(f)	7.88%	N/A	9/1/2018	281,000	284,117	284,864	0.4%

Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 225	—%	10/31/2013	215,942	202,264	212,726	0.3%
		Senior Debt(e)(g)	L + 450	—%	7/31/2016	681,714	667,113	671,659	1.0%

							869,377	884,385	1.4%

Momentive Performance Materials USA, Inc.	Materials	Senior Debt(e)(g)	L + 350	—%	5/5/2015	1,212,164	1,161,622	1,158,623	1.8%

Mondrian Investment Partners, Ltd. UK(i)	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	7/12/2018	488,020	484,049	488,020	0.7%

Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(f)	7.38%	N/A	6/1/2017	1,034,000	871,542	940,940	1.4%
		Subordinated Debt(e)(f)	8.75%	N/A	9/1/2020	250,000	253,683	271,562	0.4%

							1,125,225	1,212,502	1.9%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

N.E.W. Holdings I, LLC	Software & Services	Senior Debt(e)	L + 425	1.75%	3/23/2016	8,655	8,250	8,407	0.0%
		Subordinated Debt(e)(h)	L + 750	2.00%	3/23/2017	998,480	986,123	963,533	1.5%

							994,373	971,940	1.5%

NBTY, Inc.	Household & Personal Products	Senior Debt(e)(g)	L + 325	1.00%	10/1/2017	26,355	$26,031	$26,126	0.0%

The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	5/16/2018	188,713	181,660	182,344	0.3%
		Subordinated Debt(e)	10.38%	N/A	10/15/2015	1,967,000	2,040,359	2,043,241	3.1%

							2,222,019	2,225,585	3.4%

Nexstar Broadcasting, Inc.	Media	Senior Debt(e)(f)	8.88%	N/A	4/15/2017	170,000	177,868	174,250	0.3%

NPC International, Inc.	Consumer Services	Senior Debt(e)(g)	L + 525	1.50%	11/7/2018	1,515,463	1,519,252	1,521,146	2.3%

NuSil Technology, LLC	Materials	Senior Debt(e)(g)	L + 400	1.25%	4/7/2017	25,312	25,312	24,848	0.0%

Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(f)	L + 300	—%	11/13/2014	25,629	25,290	24,556	0.0%
		Senior Debt(e)(f)	L + 550	—%	5/13/2017	133,224	130,890	128,395	0.2%
		Senior Debt(e)(f)(g)	L + 600	1.25%	5/13/2017	282,184	276,540	278,891	0.4%
		Subordinated Debt(e)(f)	10.50%	N/A	11/15/2015	1,715,000	1,671,568	1,702,137	2.6%

							2,104,288	2,133,979	3.3%

Ocwen Financial Corp.	Banks	Senior Debt(e)(f)(g)	L + 550	1.50%	9/1/2016	1,400,877	1,381,333	1,380,359	2.1%

Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.75%	N/A	8/15/2019	401,000	432,531	436,087	0.7%

Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325	1.25%	11/24/2017	120,101	114,129	117,280	0.2%

Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(f)(g)	L + 500	1.25%	12/5/2018	808,662	798,202	804,938	1.2%

Pinnacle Entertainment, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.63%	N/A	8/1/2017	167,000	176,491	176,602	0.3%

Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(e)(g)	L + 250	—%	4/2/2014	547,748	530,579	537,133	0.8%

Realogy Corp.	Real Estate	Senior Debt(e)	L + 425	—%	10/10/2016	1,566,113	1,379,558	1,403,269	2.2%
		Senior Debt(e)	L - 15	—%	10/10/2016	123,163	108,445	110,357	0.2%

							1,488,003	1,513,626	2.3%

Ryerson, Inc.	Materials	Senior Debt(e)(f)	L + 737.5	—%	11/1/2014	98,000	97,346	90,160	0.1%
		Senior Debt(e)(f)	12.00%	N/A	11/1/2015	44,000	$46,519	$44,440	0.1%

							143,865	134,600	0.2%

Sabre, Inc.	Transportation	Senior Debt(e)(g)	L + 200	—%	9/30/2014	3,257,513	2,788,750	2,704,632	4.2%

SandRidge Energy, Inc.	Energy	Subordinated Debt(e)(f)	L + 362.5	—%	4/1/2014	23,000	22,952	22,352	0.0%

Scitor Corp.	Capital Goods	Senior Debt(e)(g)	L + 350	1.50%	2/15/2017	23,310	23,255	22,203	0.0%

Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)(g)(h)	L + 350	1.50%	12/31/2016	113,219	107,480	111,662	0.2%
		Senior Debt(e)(h)	L + 750	1.50%	5/30/2017	907,195	882,412	898,123	1.4%

							989,892	1,009,785	1.5%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 225	—%	6/13/2014	348,178	321,180	329,899	0.5%

The SI Organization, Inc.	Capital Goods	Senior Debt(e)(g)	L + 325	1.25%	11/22/2016	187,907	175,980	177,572	0.3%

Sinclair Television Group, Inc.	Media	Subordinated Debt(e)(f)	8.38%	N/A	10/15/2018	27,000	28,364	27,877	0.0%

Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	4/9/2016	16,179	15,723	15,125	0.0%

SNL Financial, LC	Commercial & Professional Services	Senior Debt(e)(g)(h)	L + 700	1.50%	8/17/2018	709,520	712,180	707,746	1.1%

Solutia, Inc.	Materials	Subordinated Debt(e)(f)	7.88%	N/A	3/15/2020	120,000	126,355	130,500	0.2%

The Sports Authority, Inc.	Retailing	Senior Debt(e)(g)	L + 600	1.50%	11/16/2017	1,413,097	1,366,092	1,367,171	2.1%

Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,275,043	2,230,502	3.4%

Sprint Nextel Corp.	Telecommunication Services	Subordinated Debt(e)(f)	8.38%	N/A	8/15/2017	664,000	574,028	595,110	0.9%

SSI Investments II, Ltd.	Software & Services	Subordinated Debt(e)	11.13%	N/A	6/1/2018	1,422,000	1,512,863	1,503,765	2.3%

Symphony / IRI Group, Inc.	Commercial & Professional Services	Senior Debt(e)(g)	L + 375	1.25%	12/1/2017	20,023	19,610	19,914	0.0%

The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)(g)	L + 650	1.25%	9/25/2017	333,726	$314,266	$333,726	0.5%

TowerCo Finance, LLC	Real Estate	Senior Debt	L + 375	1.50%	2/2/2017	30,333	29,710	30,345	0.0%

TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%	N/A	6/15/2018	1,403,000	1,559,885	1,602,927	2.5%

Triple Point Technology, Inc.	Software & Services	Senior Debt(e)	L + 650	1.50%	10/27/2017	200,566	192,696	201,067	0.3%

Univar, Inc.	Materials	Senior Debt(e)(g)	L + 350	1.50%	6/30/2017	962,906	933,677	931,010	1.4%

Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)(h)	L + 450	1.50%	7/23/2016	1,443,750	1,427,658	1,429,312	2.2%

VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(g) Subordinated Debt(e)	L + 250 10.25% CASH or 11.25% PIK	—% N/A	6/30/2014 7/15/2015	147,590 3,051,000	136,713 3,155,464	140,358 3,150,157	0.2% 4.8%

							3,292,177	3,290,515	5.0%

Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(f)	7.75%	N/A	9/15/2018	1,225,000	1,218,819	1,251,031	1.9%

West Corp.	Software & Services	Senior Debt	L + 425	—%	7/15/2016	5,000	4,846	4,979	0.0%
		Subordinated Debt(e)(g)	7.88%	N/A	1/15/2019	1,743,000	1,730,393	1,729,927	2.7%
		Subordinated Debt(e)	8.63%	N/A	10/1/2018	2,600,000	2,646,996	2,626,000	4.0%

							4,382,235	4,360,906	6.7%

Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 750	2.00%	8/11/2016	500,000	499,608	498,905	0.8%

Zayo Group, LLC	Telecommunication Services	Senior Debt(e)(g)	L + 550	1.50%	12/1/2016	2,749,427	2,715,285	2,740,835	4.2%
		Senior Debt(e)(g)	10.25%	N/A	3/15/2017	1,549,000	1,649,012	1,653,557	2.5%

							4,364,297	4,394,392	6.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary

Condensed Consolidated Schedule of Investments (continued)

As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount	Cost (d)	Fair Value	% of Net Assets

Total Non-Control/Non-Affiliate Investments							$106,111,246	$106,589,757	163.6%

Short Term Investments—11.8%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.11%(k)	N/A	NA	6,541,055	6,541,055	6,541,055	10.0%

State Street Institutional Liquid Reserves Fund		Short Term Investments	0.15%(k)	N/A	NA	1,173,697	1,173,697	1,173,697	1.8%

Total Short Term Investments							7,714,752	7,714,752	11.8%

TOTAL INVESTMENTS —175.4%(l)							$113,825,998	114,304,509	175.4%

LIABILITIES IN EXCESS OF OTHER ASSETS—(75.4%)								(49,141,780)	-75.4%

NET ASSETS—100.0%								$65,162,729	100.0%

(a)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments that are neither Control Investments nor Affiliate Investments. Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(b)	Security may be an obligation of one or more entities affiliated with the named company.
(c)	Unaudited.
(d)	Represents amortized cost for debt securities and cost for preferred stock.
(e)	Security or portion thereof held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(f)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act.
(g)	Position or portion thereof unsettled as of December 31, 2011.
(h)	Fair value was determined by the Company’s Board of Directors (see Note 2).
(i)	A portfolio company domiciled in a foreign country.
(j)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(k)	7-day effective yield as of December 31, 2011.
(l)	As of December 31, 2011, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $971,241; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $492,730; the net unrealized appreciation was $478,511; the aggregate cost of securities for Federal income tax purposes was $113,825,998.

Abbreviations:

CA - Canada

EUR - Euros; principal amount is denominated in Euros currency

E = EURIBOR - Euro Interbank Offered Rate

IE - Ireland

L = LIBOR - London Interbank Offered Rate, typically 3-month rate

PIK - Payment-in-kind

UK - United Kingdom

See notes to condensed consolidated financial statements.

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

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

The Company is currently selling shares of its common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) and it is offering to sell, on a continuous basis, shares of common stock for approximately $1.6 billion (150 million shares at an initial offering price of $10.85 per share) (the “Offering”). The Registration Statement was declared effective by the SEC on April 4, 2011 and the Company commenced its Offering. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011. As a result, there are no comparative financial statements for the three months ended March 31, 2011.

As of March 31, 2012, the Company had one wholly owned financing subsidiary, CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money for the primary purpose of investing in portfolio companies.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 16, 2012. A comparative statement of operations for the three months ended March 31, 2011 and a comparative statement of cash flows for the three months ended March 31, 2011 have been omitted from these condensed consolidated financial statements since the Company had not commenced business operations prior to June 17, 2011. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, (ii) the reported amounts of income and expenses during the reported period and (iii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

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

The Company has implemented ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends the existing fair value guidance within ASC Topic 820.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statement of operations.

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

The Company has investments in debt securities which contain a contractual payment-in-kind, or PIK, interest provision. If the borrower elects to pay, or is obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest is computed at the contractual rate specified in the investment’s credit agreement, the computed interest is added to the principal balance of the investment, and computed interest is recorded as interest income.

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

Paid In Capital - The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid in capital in excess of par value, excluding all commissions and marketing support fees that are deducted from the gross sale proceeds and paid to the managing dealer.

Foreign Currency Translation, Transactions and Gains/Losses - Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the period for the fair value of investment securities, other assets and liabilities; and (ii) at the rates of exchange prevailing on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; the fluctuations related to foreign exchange rate conversion are included with the net realized and unrealized gain or loss from investments. Unrealized appreciation (depreciation) from currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation on the condensed consolidated statements of operations.

Net realized foreign exchange gains or losses arise from activity in forward foreign currency exchange contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.

Management Fees - The Company accrues for the base management fee and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net capital gains.

Organization and Offering Expenses - Organization expenses, including reimbursement payments to Advisors, are expensed on the Company’s condensed consolidated statement of operations. Continuous offering expenses, including reimbursement payments to Advisors and excluding commission and marketing support fees, will be capitalized on the condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed over a 12-month period.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Dividends and Distributions - Dividends and distributions are declared by the Company’s board of directors each calendar quarter and are recognized as distribution liabilities on the ex-dividend date. The ex-dividend date for the Company’s common stock is the same as the record date. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. As a result, if the Company’s board of directors authorizes and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price, exclusive of commissions and marketing support fees, rather than receiving the cash distribution.

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

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this excess taxable income. If the Company chooses to do so, all other things being equal, this federal excise tax would increase expenses and reduce the amount available to be distributed to shareholders.

Recently Issued Accounting Pronouncements –Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

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

Purchases of investments for the three months ended March 31, 2012 and 2011 totaled $135,291,836 and $0, respectively. Sales of investments for the three months ended March 31, 2012 and 2011 totaled $21,546,060 and $0, respectively. Proceeds from principal payments for the three months ended March 31, 2012 and 2011 totaled $2,372,642 and $0, respectively. The amounts exclude consideration of the purchase and sale of short-term investments.

As of March 31, 2012, the Company’s investments consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$128,489,222	$131,350,200	59.1%	85.4%
Subordinated debt securities	89,373,437	90,613,419	40.7	58.9

Total debt securities	217,862,659	221,963,619	99.8	144.3
Common stock	448,908	448,908	0.2	0.3

Subtotal	218,311,567	222,412,527	100.0%	144.6

Short term investments	9,976,618	9,976,618		6.5

Total investments	$228,288,185	$232,389,145		151.1%

At December 31, 2011, the Company’s investments consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$71,398,157	$71,609,433	67.2%	109.9%
Subordinated debt securities	34,613,494	34,877,800	32.7	53.5

Total debt securities	106,011,651	106,487,233	99.9	163.4
Preferred stock	99,595	102,524	0.1	0.2

Subtotal	106,111,246	106,589,757	100.0%	163.6

Short term investments	7,714,752	7,714,752		11.8

Total investments	$113,825,998	$114,304,509		175.4%

The industry composition of the portfolio, excluding short-term investments, at fair value at March 31, 2012 and December 31, 2011 was as follows:

Industry	March 31, 2012	December 31, 2011
Software & Services	10.8%	14.6%
Retailing	10.1	12.6
Media	9.8	8.1
Health Care Equipment & Services	8.8	6.9
Insurance	8.6	2.4
Consumer Services	8.2	4.9
Diversified Financials	7.0	7.8
Telecommunication Services	6.3	9.0
Capital Goods	5.8	3.4
Materials	5.5	3.4
Remaining Industries	19.1	26.9

Total	100.0%	100.0%

The portfolio’s geographic dispersion, excluding short-term investments, at fair value at March 31, 2012 was United States 96.0%, United Kingdom 2.0%, Singapore 1.5%, Canada 0.5%, and Ireland <0.1%. The geographic dispersion is determined by the portfolio company’s country of domicile. The portfolio’s currency denomination was 96.9% US dollars and 3.1% Euros at March 31, 2012.

The portfolio’s geographic dispersion, excluding short-term investments, at fair value at December 31, 2011 was United States 97.4%, Canada 1.1%, United Kingdom 1.5% and Ireland <0.1%. The geographic dispersion is determined by the portfolio company’s country of domicile. The portfolio’s currency denomination was 99.0% US dollars and 1.0% Euros at December 31, 2011.

During the period ended March 31, 2012, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not own more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies.

4.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the revolving credit facility were $63,740,000 and $62,947,000 at March 31, 2012, respectively. The revolving credit facility would be classified as Level 2 with respect to the fair value hierarchy.

The Company’s investments were categorized in the fair value hierarchy as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt	$—	$122,789,640	$8,560,560	$131,350,200
Subordinated debt	—	84,606,796	6,006,623	90,613,419
Common stock	—	—	448,908	448,908

Subtotal	—	207,396,436	15,016,091	222,412,527
Short-term investments	9,976,618	—	—	9,976,618

Total	$9,976,618	$207,396,436	$15,016,091	$232,389,145

	December 31, 2011
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt	$—	$66,957,496	$4,651,937	$71,609,433
Subordinated debt	—	33,914,267	963,533	34,877,800
Preferred stock	102,524	—	—	102,524

Subtotal	102,524	100,871,763	5,615,470	106,589,757
Short-term investments	7,714,752	—	—	7,714,752

Total	$7,817,276	$100,871,763	$5,615,470	$114,304,509

At March 31, 2012, the Company held 10 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $15.0 million and 6.5% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

Asset Group	Fair Value as of March 31, 2012	Valuation Techniques (1)	Unobservable Input (2)	Range (Weighted Average)
Senior Debt Securities	$6,237,980	Broker quotes	Offered quotes	98-101 (99.6)
	2,322,580	Broker quotes	Offered quotes	99-101(99.9)
		Market Comparables	Yield	6%-9% (7%)
			Discount margin	504-694 bps (571 bps)
			Total leverage EBITDA multiple	3.6x – 5.2x (4.0x)
			Illiquidity discount	1-3% (1%)
Subordinated Debt Securities	6,006,623	Broker quotes	Offered quotes	99.11 – 100 (N/A)
		Market Comparables	Yield	17% (N/A)
			Discount margin	1650 bps (N/A)
			Total leverage EBITDA multiple	5.3x (N/A)
Common Stock	448,908	Market Comparables	EBITDA multiple	5.8x (N/A)
Total	$15,016,091

(1)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques when only one broker quote is available at the valuation measurement date.
(2)	Weighted average amounts are based on the estimated fair values. If NA, then sample size is too small to compute the weighted average for the range.

The more significant unobservable inputs used in the fair value measurement of the Company’s senior and subordinated loan investments are quotes obtained from unaffiliated brokers. In the event that there are limited broker quotes, then the valuation process will further rely on the inputs from comparable investments. Depending on the type of loan investment position held by the Company, the relative value analysis may rely on any of a) market yields, b) discount margin, c) illiquidity discount and d) leverage EBITDA multiples analysis to either confirm a single broker quote, or to generate a fair value in the absence of any broker quote. Other significant unobservable inputs used in the fair value measurement of the Company’s investments are also disclosed in the table above. Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

The following table presents a roll forward of the changes in fair value during the three months ended March 31, 2012 for investments classified within Level 3. There were no investments held for the three month period ending March 31, 2011. One senior debt security was transferred into the Level 3 hierarchy during the three months ended March 31, 2012. This investment was transferred at fair value as of the beginning of the period. This transfer from Level 2 to Level 3 was based on observed lack of liquidity (i.e. insufficient broker quotes) from information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly.

	Senior Debt	Subordinated Debt	Common Stock	Total
Fair Value Balance as of January 1, 2012	$4,651,937	$963,533	$—	$5,615,470
Purchases	3,698,099	5,969,804	448,908	10,116,811
Sales	—	—	—	—
Net realized gain	629	11,960	—	12,589
Net change in unrealized appreciation*	38,507	60,809	—	99,316
Principal reduction	(34,409)	(998,479)	—	(1,032,888)
Net discount accretion	4,730	(1,004)	—	3,726
Transfers into Level 3	201,067	—	—	201,067

Fair Value Balance as of March 31, 2012	$8,560,560	$6,006,623	$448,908	$15,016,091

Change in net unrealized appreciation in investments still held as of March 31, 2012*	$46,878	$38,209	$—	$85,087

*	Amount is included in the related amount on investments in the condensed consolidated statement of operations.

5.	Agreements and Related Party Transactions

The Company entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

CNL earns a management fee equal to an annual rate of 2% of the Company’s average gross assets and an incentive fee based on the Company’s performance. The performance-based incentive fee is comprised of the following two parts: (i) a subordinated incentive fee on income, (ii) an incentive fee on capital gains. The subordinated incentive fee, paid quarterly, is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive net investment income in excess of 2.1875% of average adjusted capital. The incentive fee on capital gains, paid annually, is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis and (B) net of the aggregate amount of any previously paid incentive fee on capital gains.

The Company entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. The Company reimburses CNL for the expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the three-month period ended March 31, 2012 are summarized below:

Related Party	Description	Amount
CNL Securities Corp.	Selling commissions and marketing support fees	$8,869,023

CNL and KKR	Investment advisory fees	894,160

CNL and KKR	Reimbursement of organization expenses	527,741

CNL	Administrative and Compliance services	118,818

During the three months ended March 31, 2012, the Company recorded performance-based incentive fee expense of $875,246, including subordinated incentive fee on income of $0 and incentive fee on capital gains of $875,246. The incentive fee on capital gains was not earned by the Advisors or payable to the Advisors as of March 31, 2012.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. Beginning February 1, 2012, the Company implemented an expense accrual rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization expenses incurred by the Advisors. Payments of organization expenses were made to the Advisors in the amount of $205,453 with a remaining payable due to the Advisors of $322,288 as of March 31, 2012. During the three months ended March 31, 2012, the Advisors incurred $0.7 million in additional offering costs. As of March 31, 2012, approximately $5.4 million was the net amount of organization and offering expenses incurred by the Advisors, net of both increases and reimbursements in the three months ended March 31, 2012. Approximately $368,000 was classified as organization expenses and the remainder was classified as offering expenses.

Beginning on June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement, and subsequently one amendment (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to December 31, 2011. On December 16, 2011, the Company and the Advisors entered into an amendment to the Expense Support Agreement, effective January 1, 2012, that extended the terminal date of the Expense Support Payment Period to March 31, 2012 and reduced the Reimbursement Ratio from 100% to 65% of the Company’s Operating Expenses. The Amendment also redefined Operating Expenses as all costs and expenses paid or incurred by the Company, as determined under GAAP, including base advisory fees payable pursuant to the Advisory Agreements, and excluding (i) incentive advisory fees payable pursuant to the Advisory Agreements, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness for such period, if any. On March 16, 2012, the Company and the Advisors entered into an amendment and restatements of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the Reimbursement Ratio from 65% to 25% of the Company’s Operating Expenses.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement by the Company (a “Reimbursement Payment”) for unreimbursed Expense Support Payments made under the Agreement, but such Reimbursement Payments may only be made within three years after the year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by the Company to the extent that it would cause the Company’s operating expenses (excluding investment advisory fees, organization and offering expenses and interest expenses) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year. The Agreement also states that in no event shall the Company be required to make any repayment of Expense Support Payments prior to January 1, 2013.

Presented below is a summary of Expense Support Payments for the year ending December 31, 2011 and the three months ended March 31, 2012 as well as the terminal eligibility dates for Reimbursement Payments. Management believes that Reimbursement Payments are not probable as of March 31, 2012.

Period	Expense Support Payments	Other Expense Ratio Cap	Eligible for Reimbursement Payments through

Period ended December 31, 2011	$1,375,592	1.91%	December 31, 2014

Three months ended March 31, 2012	$962,798	1.91%	December 31, 2015

Total	2,338,390

6.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Three Months Ended March 31, 2012
Numerator for basic and diluted net increase in net assets per share	$5,475,928
Denominator for basic and diluted net increase in net assets per share: Weighted average shares outstanding	10,949,283
Basic/diluted net increase in net assets from operations per share	$0.50

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

7.	Distributions

The board of directors declared 13 distribution record dates in the three months ended March 31, 2012. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the three months ended March 31, 2012 are presented in the table below. Distributions from Other Sources is the result of recording the incentive fee on capital gains on the condensed consolidated statement of operations, even though this incentive fee is not earned nor payable to the Advisors. Therefore unearned incentive fees represent a source of distributions declared and payable to common shareholders.

Total Distributions	$1,987,103	100.0%
From Net Investment Income	1,141,117	57.4%
From Capital Gains	728,966	36.7%
From Other Sources	117,020	5.9%

For federal income tax purposes, the distributions paid to shareholders for the three months ended March 31, 2012 are expected to be fully taxable as ordinary income and capital gains, if any; accordingly management does not expect any return of capital. The tax characteristics of the distributions will be reported to shareholders after the end of the calendar year.

8.	Share Transactions

Transactions in shares of common stock were as follows for the three months ended March 31, 2012. The Company began investment operations on July 1, 2011 so there is no presentation of comparative three month period ending March 31, 2011.

	Three Months Ended March 31, 2012
	Shares	Amount
Gross Proceeds from Offering	8,712,413	$92,739,521
Commissions and Marketing Support Fees		(8,869,023)
Reinvestment of Distributions	129,673	1,248,460

Net Proceeds	8,842,086	$85,118,958

Average Net Proceeds Per Share	$9.63

On January 4, 2012, January 23, 2012 and February 28, 2012, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $10.40, $10.65 and $10.85, respectively, to ensure that the revised net price per share, excluding sales load ($9.360, $9.585 and $9.765, respectively) equaled or exceeded the net asset value per share on each subsequent subscription closing date.

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock outstanding during the three months ended March 31, 2012. The Company began investment operations on July 1, 2011 so there is no presentation of comparative three month period ending March 31, 2011.

Per Share Operating Performance:
Net Asset Value, Beginning of Period	$9.21
Net Investment Income, Before Expense Reimbursement (1)	0.01
Expense Reimbursement (1)	0.09

Net Investment Income (1)	0.10
Net Realized and Unrealized Gain (1)(2)	0.49

Net Increase Resulting from Investment Operations	0.59
Distributions from Net Investment Income to Common Shareholders (3)	(0.11)
Distributions from Capital Gains	(0.07)
Distributions from Other Sources	(0.01)

Net Decrease Resulting from Distributions to Common Shareholders	(0.19)
Capital share transactions -Issuance of common stock above net asset value (4)	0.05
Net Increase Resulting from Capital Share Transactions	0.05

Net Asset Value, End of Period	$9.66

Total Investment Return (5)	6.91%
Ratios/Supplemental Data (amounts in thousands):
Net Assets, End of Period	$153,771
Average Net Assets(6)	$104,551
Average Credit Facility Borrowings	$57,599
Asset Coverage Ratio	3.41
Shares Outstanding, End of Period	15,915
Weighted Average Shares Outstanding	10,949
Ratios to Average Net Assets: (6)
Total Expenses Before Operating Expense Reimbursement	3.07%
Total Expenses After Operating Expense Reimbursement	2.14%
Net Investment Income	1.09%
Portfolio Turnover Rate	13%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

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

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement currently provides for borrowings in an aggregate amount up to $175 million on a committed basis, with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. On February 28, 2012, CCT Funding entered into an amendment (the “Amendment”) to the Credit Agreement to partially exercise the available accordion feature provided in the Credit Agreement. The Amendment provided for the extension of a new tranche of commitments (the “Tranche B Loans”) with borrowings in an aggregate amount up to $100 million, in addition to the initial $75 million of available borrowings, or Tranche A Loans. The Company has incurred costs of $278,920 in connection with obtaining and amending the credit facility, which the Company has recorded as prepaid expenses and other assets on its condensed consolidated statements of assets and liabilities and is amortizing to interest expense over the two year life of the credit facility.

Tranche A Loans under the Credit Agreement generally bear interest based on one-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 1.70% per annum. Interest is payable monthly in arrears. Beginning on March 27, 2012, any unused commitment balance incurs a continuing commitment fee of 0.75% per annum. Tranche B Loans will generally bear interest based on a three-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 2.35% per annum. Beginning on April 28, 2012, any unused Tranche B Loan commitment balances will be subject to a continuing commitment fee of 0.75% per annum. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 22, 2013.

As of March 31, 2012, $63.74 million was borrowed and outstanding as Tranche A Loans under the Credit Agreement. The unused commitment amount was $11.26 million under the Tranche A Loan commitment and $100 million under the Trance B Loan commitment. The Company may further increase the aggregate maximum credit commitment in the future. The carrying amount of the outstanding borrowing approximates its fair value.

The effective interest rate under the Credit Agreement was 2.00% on March 31, 2012, exclusive of any commitment fees and of other deferred financing costs related to establishing the credit facility. The weighted average interest rate for the period ending March 31, 2012 was 1.97% per annum. The Company incurred interest expense, including loan commitment fees and amortization of deferred financing costs, of $320,129 for the period ended March 31, 2012.

Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for Credit Agreement of this nature. As of March 31, 2012 management believes that the Company was in compliance with the covenants of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K filing for the year ended December 31, 2011.

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

Financial and operating highlights

At March 31, 2012:
Investment Portfolio:	$232.4 million
Net Assets:	$153.8 million
Indebtedness (borrowings under credit facility):	$63.7 million
Net Asset Value per share:	$9.66

Portfolio Activity for the Three Months Ended March 31, 2012:
Cost of investments during period:	$135.3 million
Sales, repayments and other exits during period:	$23.9 million
Number of portfolio companies at end of period:	115

Operating Results for the Three Months Ended March 31, 2012:
Net investment income before incentive fees:	$2.0 million
Net investment income:	$1.1 million
Net realized gains:	$0.7 million
Net increase in net assets from operations:	$5.5 million
Net investment income before incentive fees per share:	$0.18
Net investment income per share:	$0.10
Dividends declared per share:	$0.19
Earnings per share:	$0.50

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended March 31, 2012

Nine months ago on July 1, 2011, we commenced investment operations and began executing on our strategy of investing in the debt of privately owned U.S. companies. During the three months ended March 31, 2012, we acquired investments in portfolio companies totaling $135.3 million. During the same three-month period, we sold investment positions totaling $21.5 million and collected principal payments of $2.4 million. As of March 31, 2012, our investment portfolio consisted of investment interests in 115 portfolio companies, for a total fair value of $232.4 million, including our short term investments, with an associated cost of $228.3 million. During the three months ended March 31, 2012 we added 19 new portfolio companies with an aggregate investment of approximately $43.2 million; we completely exited from our investment positions in 14 portfolio companies that had been held in the investment portfolio at December 31, 2011.

As of December 31, 2011, the investment portfolio was valued at $114.3 million with an associated cost of $113.8 million; accordingly the +100% growth in the investment portfolio in the first quarter of 2012 accounted for much of the significant changes in investment income, expenses and net investment income during the same period, as discussed below in Results of Operations.

The information below presents the segmentation and investment characteristics of our portfolio. However, our portfolio is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2012.

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets

Senior debt securities	$128,489,222	$131,350,200	59.1%	85.4%
Subordinated debt securities	89,373,437	90,613,419	40.7	58.9

Total debt securities	217,862,659	221,963,619	99.8	144.3
Common stock	448,908	448,908	0.2	0.3

Subtotal	218,311,567	222,412,527	100.0%	144.6

Short term investments	9,976,618	9,976,618		6.5

Total investments	$228,288,185	$232,389,145		151.1%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 99.6% of par value.

At March 31, 2012, 43.7% of our debt investments, based on fair value, featured floating interest rates, generally based on London Interbank Offered Rate (“LIBOR”), and 56.3% of our debt investments featured fixed interest rates. Approximately 77% of our floating rate debt investments featured interest rate floors and the weighted average interest rate floor was 1.47%.

As of March 31, 2012 our investment portfolio of 115 portfolio companies was diversified across 23 industries, as compared to our investment portfolio as of December 31, 2011 that consisted of 110 portfolio companies with the presence of 24 different industry classifications. The table below presents an industry class diversification summary of our investments excluding our short term investments:

Industry	March 31, 2012	December 31, 2011
Software & Services	10.8%	14.6%
Retailing	10.1%	12.6%
Media	9.8%	8.1%
Health Care Equipment & Services	8.8%	6.9%
Insurance	8.6%	2.4%
Consumer Services	8.2%	4.9%
Diversified Financials	7.0%	7.8%
Telecommunication Services	6.3%	9.0%
Capital Goods	5.8%	3.4%
Materials	5.5%	3.4%
Technology Hardware & Equipment	4.1%	4.6%
Food & Staples Retailing	3.3%	2.5%
Pharmaceuticals, Biotechnology & Life Sciences	3.3%	5.0%
Commercial & Professional Services	2.3%	3.2%
Energy	1.8%	3.3%
Consumer Durables & Apparel	1.7%	1.2%
Banks	1.6%	1.4%
Transportation	0.6%	3.4%
Food, Beverage & Tobacco	0.2%	0.5%
Semiconductors & Semiconductor Equipment	0.1%	0.2%
Real Estate	0.1%	1.5%
Automobiles & Components	<.1%	<.1%
Household & Personal Products	<.1%	<.1%
Utilities	--	0.1%

Grand Total	100.0%	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from (i) the net proceeds from our Offering, (ii) borrowing funds under a revolving credit facility, (iii) interest income, dividends, fees earned from our portfolio investments, and principal repayments and (iv) proceeds from sales of our portfolio investments.

Offering of Common Stock

On June 23, 2010, we filed a registration statement on SEC Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register the continuous offering and sale of our common stock. The Registration Statement offers for sale up to $1.6 billion of shares of common stock (150 million shares at an initial offering price of $10.85 per share, as amended) (the “Offering”), and it was declared effective on April 4, 2011, at which time our Offering commenced. We raised net proceeds of $85.1 million in the three months ended March 31, 2012 and $149.5 million since the start of our Offering, including the reinvestment of distributions.

Credit Facility

We borrow funds to invest alongside the proceeds of our Offering for the purpose of making investments that increase our investment amounts in current holdings and to increase the number of portfolio holdings. As we previously reported, on August 22, 2011, CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement currently provides for borrowings in an aggregate amount up to $175 million on a committed basis, with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. On February 28, 2012, CCT Funding LLC entered into an amendment (the “Amendment”) to the Credit Agreement to partially exercise the available accordion feature provided in the Credit Agreement. The Amendment provided for the extension of a new tranche of commitments (the “Tranche B Loans”) with borrowings in an aggregate amount up to $100 million, in addition to the initial $75 million of available borrowings, or Tranche A Loans. We have incurred costs of $0.3 million in connection with obtaining and amending the credit facility, primarily consisting of legal fees.

Tranche A Loans under the Credit Agreement generally bear interest based on one-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 1.70% per annum. Interest is payable monthly in arrears. Beginning on March 27, 2012, any unused commitment balance incurs a continuing commitment fee of 0.75% per annum. Tranche B Loans will generally bear interest based on a three-month adjusted London interbank offered rate for the relevant interest period, plus a spread of 2.35% per annum. Beginning on April 28, 2012, any unused Tranche B Loans commitment balances will be subject to a continuing commitment fee of 0.75% per annum. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder, will be due and payable on August 22, 2013.

CCT Funding has appointed us to manage its portfolio of investments pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its portfolio of investments. The obligations of CCT Funding under the credit facility are non-recourse to us.

As of March 31, 2012, $63.74 million was borrowed and outstanding as Tranche A Loans under the Credit Agreement. The unused commitment amount was $11.26 million under the Tranche A Loans commitment and $100 million under the Trance B Loans commitment. As of March 31, 2012, ratio of borrowings-to-net asset value was 41%, or an asset coverage ratio of 3.41. The Company may further increase the aggregate maximum credit commitment in the future.

Organization and Offering Costs

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. Beginning February 1, 2012, the Company implemented an expense accrual rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization expenses incurred by the Advisors. Reimbursement payments of organization expenses were made to the Advisors in the amount of $0.2 million with a remaining payable due to the Advisors of $0.3 million as of March 31, 2012. During the three months ended March 31, 2012, the Advisors incurred $0.7 million in additional offering costs. As of March 31, 2012, approximately $5.4 million was the net amount of organization and offering expenses incurred by the Advisors, net of both expense increases and reimbursement payments in the three months ended March 31, 2012.

We will continue to reimburse the Advisors for the organization and offering expenses in connection with gross proceeds raised under the Offering only to the extent that the reimbursement payments would not cause the total organization and offering expenses (which excludes selling commissions and marketing support fees) borne by us to exceed 5% of the aggregate gross proceeds from our Offering. The Advisors continue to be responsible for the payment of our organization and offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us.

Expense Support Agreement

Beginning on June 7, 2011, we entered into an Expense Support and Conditional Reimbursement Agreement, and subsequently one amendment (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to us all operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to December 31, 2011. On December 16, 2011, the company and the Advisors entered into a second amendment to the Expense Support Agreement, effective January 1, 2012, that extended the terminal date of the Expense Support Payment Period to March 31, 2012 and reduced the Reimbursement Ratio from 100% to 65% of our Operating Expenses. The second amendment also redefined Operating Expenses as all costs and expenses paid or incurred by us, as determined under GAAP, including base advisory fees payable pursuant to the Advisory Agreements, and excluding (i) incentive advisory fees payable pursuant to the Advisory Agreements, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness for such period, if any. On March 16, 2012, the company and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the Reimbursement Ratio from 65% to 25% of our Operating Expenses.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement by us (a “Reimbursement Payment”) for unreimbursed Expense Support Payments made under the Agreement, but such Reimbursement Payments may only be made within three years after the year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our operating expenses (excluding investment advisory fees, organization and offering expenses and interest expenses) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year. The Agreement also states that in no event shall we be required to make any repayment of Expense Support Payments prior to January 1, 2013. As of March 31, 2012, management believes that such Reimbursement Payment are not probable. Management will periodically assess the likelihood that Reimbursement Payments become probable. As of March 31, 2012, the amount of Expense Support Payment, received or receivable by us from the Advisors, is $2.3 million, including $1.0 million of Expense Support Payments received or receivable by us in the three months ended March 31, 2012.

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

Distributions Paid and Declared

We pay our ordinary monthly distributions in the form of cash, unless shareholders elect to receive their ordinary monthly distributions and/or long-term capital gains distributions in additional shares of our common stock pursuant to the terms our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan will nevertheless remain taxable for U.S. shareholders. For the three months ended March 31, 2012, we paid total distributions of $2.0 million, which consisted of distributions in the amounts of $1.1 million from net investment income, $0.7 million from capital gains, and $0.1 million from other sources. Overall, net investment income and capital gains represented 94% of total distributions as of March 31, 2012. Alternatively, our net investment income before incentive fees was $2.0 million which fully covered the total distributions in the three months ended March 31, 2012. Since the performance incentive fee incurred by us during the three months ended March 31, 2012 is neither earned nor payable to the Advisors, then we believe that net investment income before incentive fees is useful in evaluating the relationship between distributions and (i) investment income and (ii) capital gains.

Our shareholders who held our common stock during the entire three months ended March 31, 2012 received distributions of $0.1857 per share. The following table provides the details of the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2012.

Distribution Record Date	Distribution Payment Date	Distribution Amount Per Share
January 3, 2012	February 1, 2012	$ 0.013798
January 10, 2012	February 1, 2012	0.013798
January 17, 2012	February 1, 2012	0.014000
January 24, 2012	February 1, 2012	0.014000
January 31, 2012	February 1, 2012	0.014336
February 7, 2012	February 29, 2012	0.014336
February 14, 2012	February 29, 2012	0.014336
February 21, 2012	February 29, 2012	0.014336
February 28, 2012	February 29, 2012	0.014336
March 6, 2012	March 28, 2012	0.014606
March 13, 2012	March 28, 2012	0.014606
March 20, 2012	March 28, 2012	0.014606
March 27, 2012	March 28, 2012	0.014606

We anticipate that our distributions, in the aggregate, will be substantially supported by taxable ordinary income and, if any, realized capital gains.

RESULTS OF OPERATIONS

Set forth below are our results of operations for the three months ended March 31, 2012; our business operations started on June 17, 2011 and our portfolio investment activity commenced on July 1, 2011. Therefore there are no results of operations for the three months ended March 31, 2011 to present for comparative purposes. It should be noted that our investment portfolio grew by approximately 100% in the first quarter of 2012 due to growth in capital available for investment, and this growth accounted for much of the significant changes in investment income, expenses and net investment income during the same period, as discussed below.

Operating Expenses and Net Investment Income

Investment income for the period ended March 31, 2012 was $3.4 million, consisting primarily of interest income in the amount of $3.4 million. Incremental amounts of investment capital were deployed throughout the three-month period ended March 31, 2012 in the acquisition of portfolio investments as we received net proceeds from our Offering on a weekly basis. The investment portfolio doubled in size during the three months ended March 31, 2012, and accordingly we believe that reported interest income for the three months ended March 31, 2012 is not completely representative of our stabilized performance or our future performance. We expect further increases in interest income in future periods due to i) an increasing proportion of investments held for the entire period relative to incremental net investment activity during each quarter, and ii) a growing base of portfolio company investments that we expect to result from the expected increase in investment capital available from our Offering.

Operating expenses were $3.2 million for the three months ended March 31, 2012. Investment advisory fees and performance-based incentive fees totaled $1.8 million, or 55% of total operating expenses. The performance-based incentive fee, consisting entirely of incentive fee on capital gains, in the amount of $0.9 million was neither earned by, nor payable to, the Advisors as of March 31, 2012. Furthermore, $1.0 million in operating expenses was offset by the Advisors’ Expense Support Payments, resulting in net expenses of $2.2 million for the three months ended March 31, 2012. The Expense Support Payments were based on 65% of operating expenses incurred during the three months ended March 31, 2012, excluding (i) incentive advisory fees payable pursuant to the Advisory Agreements, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness.

Beginning February 1, 2012, the Company implemented an expense accrual rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization expenses incurred by the Advisors. Payments of organization expenses were made to the Advisors in the amount of $0.2 million with a remaining payable due to the Advisors of $0.3 million as of March 31, 2012.

The effective interest rate under the Credit Agreement for Tranche A Loans was 2.00% on March 31, 2012, exclusive of any commitment fees and of other deferred financing costs related to establishing the credit facility. The weighted average interest rate for the three months ended March 31, 2012 was 1.97% per annum. We incurred interest expense, including loan commitment fees and amortization of deferred financing costs, of $0.3 million for the period ended March 31, 2012 solely in connection with borrowing under the Tranche A Loans commitment.

We consider the following expense categories to be relatively fixed in the near term: administrative services, director’ fees and expenses, custodian and accounting fees, insurance, and a component of other operating expense related to compliance services and investor services. Variable operating expenses include professional services, investment advisory fees, performance-based incentive fees, interest expense, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to continue to increase at a faster rate relative to fixed operating costs, either in connection with the growth in the asset base (investment advisory fees and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services) and the complexity of our investment processes and capital structure (professional services).

Net investment income was $1.1 million for the three months ended March 31, 2012, or approximately $0.10 per share. Net investment income before incentive fees was $2.0 million over the same period, or $0.18 per share.

Net Assets, Net Asset Value per Share and Total Return

Net assets increased $88.6 million during the three-month period ended March 31, 2012. The most significant increase during the three months ended March 31, 2012 was attributable to the issuance of shares of common stock in the current Offering and reinvestment of distributions in the amount of $85.1 million. Net investment income contributed $1.1 million to the growth in net assets during the three months ended March 31, 2012. Other increases in net assets during the three months ended March 31, 2012 were attributable to (i) unrealized appreciation on investments of $3.6 million and (ii) realized gains of $0.7 million. Distributions to shareholders in the amount of $2.0 million contributed to a reduction in net assets in the three months ended March 31, 2012. Fluctuations in prevailing interest rates may cause further changes in unrealized appreciation and depreciation on investments. None of the portfolio investments were non-accrual or in default as of March 31, 2012.

Our net asset value per share was $9.21 on December 31, 2011 and $9.66 on March 31, 2012. After considering the changes in net asset value per share, distributions of approximately $0.19 per share, and assuming the reinvestment of those distributions at the prevailing offering price per share, net of sales load, then the total return (not annualized) was 6.91% over the three months ended March 31, 2012.

Capital Stock Activity

Shares of our common stock outstanding increased by 8,842,086 during the three months ended March 31, 2012, including shares sold in our Offering and shares issued in connection with our distribution reinvestment plan. The public offering price was increased three times and ranged between $10.25 per share to $10.85 per share during the three months ended March 31, 2012; the public offering price was $10.85 per share and the net price (net of sales load) was $9.765 per share as of March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2012.

CONTRACTUAL OBLIGATIONS

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

On March 14, 2012, we and CNL agreed to two technical changes to the Investment Advisory Agreement, which will reduce the amount of performance-based incentive fees payable to CNL and KKR in the future. The changes (i) delete from any performance-based incentive fees payable to CNL and KKR any subordinated listing incentive fee (which, among other things and subject to certain conditions, as previously disclosed, would have been earned by CNL and KKR following a liquidity event involving a listing of our shares on a national securities exchange) and (ii) refine the previously disclosed definition of “pre-incentive net investment income,” to exclude from the calculation thereof any Expense Support Payments and any reimbursement payments by us of Expense Support Payments, effective from and after January 1, 2012.

Revolving Credit Facility–As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. The credit facility provides for borrowings in an aggregate amount up to $75 million on a committed basis (which we call the Tranche A Loans), with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. On February 28, 2012, CCT Funding entered into an amendment to the credit facility to partially exercise the available accordion feature. The Amendment provides for the extension of a new tranche of commitments (which we call the Tranche B Loans) with borrowings in an aggregate amount up to $100 million, in addition to the aggregate Tranche A Loan commitment of up to $75 million. As of March 31, 2012, approximately $63.74 million was borrowed and outstanding under the credit facility. The Tranche A Loans generally bear interest based on a one-month adjusted London interbank offered rate (LIBOR) for the relevant interest period, plus a spread of 1.70% per annum. The Tranche B Loans will generally bear interest based on a three-month adjusted LIBOR for the relevant interest period, plus a spread of 2.35% per annum.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2012 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$63.74	$—	$63.74	$—	$—
Interest and Credit Facility Fees Payable	0.29	0.29	—	—	—

(1)	At March 31, 2012, $111.26 million remained unused under our Credit Facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical in connection with our investment operations. We consider these accounting policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different accounting policies and estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe and expand our critical accounting policies as they pertain to specific investment activities in the notes to our future financial statements.

Valuation of Investments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

•

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.

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

Management Fees

We accrue for the base management fee and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. We record the liability for the incentive fee on capital gains based on a hypothetical liquidation of the investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net capital gains.

Organization and Offering Expenses

Organization expenses, including reimbursement payments to Advisors, are expensed on our company’s statement of operations. Continuous offering expenses, including reimbursement payments to Advisors and excluding commission and marketing support fees, will be capitalized on the statements of assets and liabilities as deferred offering expenses and expensed over a 12-month period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, and the fair value of loan balances.

Assets

As of March 31, 2012, approximately 43.7% of our portfolio of debt investments, or approximately $96.9 million measured at fair value, featured floating or variable interest rates. The variable interest rate investments are usually based on a floating LIBOR (the base rate) and typically have durations of three months after which the interest rates reset to current market interest rates. At March 31, 2012, approximately 33.6% of our portfolio of debt investments, or approximately $74.5 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.47%. Variable interest rate investments that feature a base rate floor generally reset to the current base rate only if the rest interest rate exceeds the base rate floor on the applicable interest reset date, in which cases we may benefit through an increase in interest income from such investments after the interest reset date.

At March 31, 2012, we held an aggregate investment position of $22.4 million at fair value in the debt of portfolio companies that featured variable rates without any minimum base rates, or approximately 10% of our portfolio of debt investment. In the case of these investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such investments after the interest reset date.

Assuming that the condensed consolidated schedule of investments as of March 31, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, then we estimate that a hypothetical immediate and persistent 100-basis-point increase in the base rates associated with our debt investments featuring variable rates and no minimum base rate would increase our interest income by approximately $216,000 over a 12-month forward measurement period starting April 1, 2012, depending on the timing of the actual interest reset dates. Additionally we estimate a hypothetical immediate and persistent 100-basis-point increase in the base rates associated with our minimum base rate debt investments would increase our interest income by approximately $54,000 over a 12-month measurement period starting April 1, 2012, depending on the timing of the actual interest reset dates. Although management believes that these measurements are indicative of our interest income sensitivity to interest rate changes in relation to our assets, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect net increases in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the estimates above. Additionally, an increase in interest rates and interest income should make it easier for us to meet or exceed our quarterly preferred return that triggers the quarterly subordinated incentive fee on income, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to our Advisors with respect to an increase in pre-incentive fee net investment income.

In addition, any fluctuations in prevailing interest rates may affect the fair value of our fixed rate debt instruments and result in changes in unrealized gains and losses, and may affect a net increase or decrease in net assets resulting from operations. Such changes in unrealized appreciation and depreciation will materialize into realized gains and losses if we are compelled to sell our investments before the debt maturity date.

Liabilities (Borrowings)

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these borrowed funds. In periods of rising interest rates and when we have outstanding borrowing balances, our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we acquire and continue to hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of our revolving credit facility agreement as discussed above under “— Financial Condition, Liquidity and Capital Resources — Credit Facility”), as of March 31, 2012, CCT Funding borrows at a floating base rate of 30-day LIBOR plus 1.7% for Tranche A Loans ($63.74 million borrowing balance outstanding and $11.26 million unused commitment). When we borrow funds under the Tranche B Loans commitment ($100 million), then our marginal interest cost for borrowed funds will be based on a floating base rate of 90-day LIBOR plus 2.35%. Therefore we expect that our marginal interest cost will increase by approximately 90 basis points, or more, as compared to our current interest cost for borrowed funds. We expect that any expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the period from January 1, 2012 to March 31, 2012, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act of 1934, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K filing for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we issued 129,673 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May, 2012.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 8, 2012.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Intellectual Property License Agreement by and between Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.11	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.12	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.14	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.17	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.18	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Amendment No. 1 to Investment Advisory Agreement by and between Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)