Form 10-Q
period 2012-06-30
Corporate Capital Trust, Inc.
filed 2012-08-13
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
 Yes  ☐  No ☒

The number of shares of common stock of the registrant outstanding as of August 10, 2012 was 37,451,428.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

 Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statements of Assets and Liabilities (unaudited)

	June 30, 2012	December 31, 2011
Assets
Investments at fair value (amortized cost of $414,508,778 and $113,825,998)	$416,510,810	$114,304,509
Cash denominated in foreign currency (cost $80,109 and $—)	81,536	—
Dividends and interest receivable	5,418,925	1,055,807
Receivable for investments sold	2,877,307	—
Principal receivable	568,385	59,399
Unrealized appreciation on foreign currency forward contracts	1,152	—
Receivable from advisors	274,137	564,756
Deferred financing costs	167,999	203,275
Deferred offering expense	635,600	—
Prepaid expenses and other assets	130,725	35,533
Total assets	$426,666,576	$116,223,279
Liabilities
Revolving credit facility	$77,940,000	$25,340,000
Payable for investments purchased	62,468,959	24,714,313
Unrealized depreciation on foreign currency forward contracts	74,142	—
Accrued performance-based incentive fees	638,690	282,570
Accrued investment advisory fees	643,498	160,679
Accrued reimbursement of expense support	30,093	—
Shareholders' distributions payable	—	398,637
Accrued administrative services	84,953	56,390
Accrued directors' fees	6,613	5,400
Other accrued expenses and liabilities	753,318	102,561
Total liabilities	142,640,266	51,060,550
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 29,461,798 and 7,073,166 shares issued and outstanding	29,462	7,073
Paid-in capital in excess of par value	282,010,247	64,626,198
Net realized gains on investments	75,243	—
Undistributed net investment income	—	5,956
Accumulated net unrealized appreciation on investments and foreign currency translation	1,911,358	523,502
Net assets	$284,026,310	$65,162,729
Net asset value per share	$9.64	$9.21

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statement of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment income
Interest income	$6,249,211	$—	$9,623,339	$—
Dividend income	635	—	3,888	—
Total investment income	6,249,846	—	9,627,227	—
Operating expenses
Investment advisory fees	1,621,659	973	2,515,819	973
Performance-based incentive fees	(342,279)	—	532,967	—
Organization expenses	368,477	—	896,218	—
Interest expense	513,635	—	833,764	—
Professional services	346,809	4,977	555,350	4,977
Administrative services	264,869	13,291	434,001	13,291
Director fees and expenses	50,989	7,288	99,224	7,288
Offering expense	83,822	—	83,822	—
Custodian and accounting fees	28,277	5,293	68,754	5,293
Other	197,089	8,458	318,446	8,458
Total operating expenses	3,133,347	40,280	6,338,365	40,280
Reimbursement of expense support	30,093	—	30,093	—
Expense support	(627,423)	(40,280)	(1,590,221)	(40,280)
Net expenses	2,536,017	—	4,778,237	—
Net investment income	3,713,829	—	4,848,990	—
Realized and unrealized gain (loss):
Net realized gain on investments	536,644	—	1,271,895	—
Net realized gain on foreign currency transactions	49,171	—	42,886	—
Net change in unrealized appreciation (depreciation) on investments	(2,098,928)	—	1,523,521	—
Net change in unrealized depreciation on foreign currency translation	(125,017)	—	(135,665)	—
Net realized and unrealized gain (loss)	(1,638,130)	—	2,702,637	—
Net increase in net assets resulting from operations	$2,075,699	$—	$7,551,627	$—
Net Investment Income Per Share	$0.17	$—	$0.29	$—
Diluted and Basic Earnings Per Share	$0.09	$—	$0.46	$—
Weighted Average Shares Outstanding	22,102,008	2,265,714	16,525,646	2,265,714
Dividends Declared Per Share	$0.19	$—	$0.38	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Net Assets (unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011
Operations
Net investment income	$4,848,990	$—
Net realized gain on investments and foreign currency transactions	1,314,781	—
Net change in unrealized appreciation on investments and foreign currency translation	1,387,856	—
Net increase in net assets resulting from operations	7,551,627	—
Distributions to shareholders from
Net investment income	(4,854,946)	—
Realized gains	(1,239,538)	—
Net decrease in net assets resulting from shareholders distributions	(6,094,484)	—
Capital share transactions
Issuance of shares of common stock	214,058,425	2,400,750
Reinvestment of shareholders distributions	3,348,013	—
Net increase in net assets resulting from capital share transactions	217,406,438	2,400,750
Total increase in net assets	218,863,581	2,400,750
Net assets at beginning of period	65,162,729	200,000
Net assets at end of period	$284,026,310	$2,600,750
Capital share activity
Shares issued from subscriptions	22,043,951	266,750
Shares issued from reinvestment of distributions	344,681	—
Net increase in shares outstanding	22,388,632	266,750
Undistributed net investment income at end of period	$—	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011

Operating Activities:
Net increase in net assets resulting from operations	$7,551,627	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(344,500,850)	—
Increase in payable for investments purchased	37,697,605	—
Proceeds from sales of investments	38,806,238	—
Net realized gain on investments	(1,271,895)	—
Net change in unrealized appreciation on investments	(1,523,521)	—
Net change in unrealized depreciation on foreign currency translation	135,665	—
Increase in short-term investments, net	(2,997,951)	—
Proceeds from principal payments	9,401,188	—
Amortization of premium/discount - net	(119,510)	—
Amortization of deferred financing cost	35,276	—
Increase in dividend and interest receivable	(4,370,178)	—
Increase in receivable for investments sold	(2,877,307)	—
Increase in principal receivable	(508,986)	—
Decrease in receivable from advisors	290,619	(39,307)
Increase in other assets	(730,792)	(104,676)
Increase in accrued investment advisory fees	512,912	—
Increase in accrued performance-based incentive fees	356,120	—
Increase in other liabilities	680,532	33,606
Net cash used in operating activities	(263,433,208)	(110,377)

Financing Activities:
Net proceeds from issuance of shares of common stock	214,058,425	2,400,750
Distributions paid	(3,145,108)	—
Borrowings under credit facility	52,600,000	—
Net cash provided by financing activities	263,513,317	2,400,750
Effect of exchange rate changes on cash	1,427	—
Net increase in cash	81,536	2,290,373
Cash, beginning of period	—	200,000
Cash, end of period	$81,536	$2,490,373

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$561,644	$—
Dividend distributions reinvested	$3,348,013	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount/ No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—142.9%
ACCO Brands Corp.	Commercial & Professional Services	Subordinated Debt(e)(f)(g)	6.75%		4/30/2020	$1,603,000	$1,632,650	$1,691,165	0.6%
Allen Systems Group, Inc.	Software & Services	Senior Debt(g)(h)(i)	L + 575	1.75%	11/20/2015	5,611,037	5,358,541	5,470,761	1.9%
Alliant Holdings I, Inc.	Insurance	Senior Debt(g)	L + 300		8/21/2014	84,076	77,716	82,658	0.0%
		Subordinated Debt(e)(g)	11.00%		5/1/2015	7,872,000	8,249,911	8,167,200	2.9%
							8,327,627	8,249,858	2.9%
Allison Transmission, Inc.	Automobiles & Components	Senior Debt(f)(g)	L + 350		8/7/2017	7,526	7,186	7,433	0.0%
American Rock Salt Company, LLC	Materials	Senior Debt(g)	L + 425	1.25%	4/25/2017	5,572,586	5,245,612	5,323,575	1.9%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(f)(g)	7.38%		5/1/2018	213,000	210,638	221,254	0.1%
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(g)	8.50%		2/1/2015	2,863,000	2,938,327	2,931,025	1.0%
Ardagh Packaging Holdings Ltd. (IE)(j)	Capital Goods	Senior Debt(e)(f)(g)	7.38%		10/15/2017	100,000	100,446	106,250	0.0%
Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(g)	10.63%		5/15/2017	9,009,000	9,531,217	9,549,540	3.4%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(g)	L + 550	1.50%	10/6/2016	5,341,292	5,262,949	5,310,152	1.8%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(f)(g)(i)	L + 725	1.50%	11/14/2017	468,175	440,410	466,419	0.2%
Asurion, LLC	Software & Services	Senior Debt(g)	L + 400	1.50%	5/24/2018	3,285,425	3,238,172	3,273,351	1.2%
		Senior Debt(g)	L + 750	1.50%	5/24/2019	888,852	888,852	908,576	0.3%
							4,127,024	4,181,927	1.5%
Atlantic Broadband Finance, LLC	Media	Senior Debt(g)	L + 400	1.25%	4/4/2019	360,245	361,135	361,743	0.1%
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	7.00%		4/1/2019	9,555,000	9,009,824	8,862,262	3.1%
Avis Budget Car Rental, LLC	Transportation	Senior Debt(f)(g)	L + 500	1.25%	9/22/2018	156,716	153,844	157,136	0.1%
AWAS Finance Luxembourg S.Ã r.l. (LU)(j)	Transportation	Senior Debt(f)(g)(h)	L + 400	1.25%	7/16/2018	459,768	455,171	458,909	0.2%
Bill Barrett Corp.	Energy	Subordinated Debt(f)(g)	7.63%		10/1/2019	251,000	257,019	251,000	0.1%
BJ's Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(g)	L + 400	1.25%	9/28/2018	1,107,732	1,057,790	1,112,579	0.4%
Block Communications, Inc.	Media	Subordinated Debt(e)(g)	7.25%		2/1/2020	108,000	111,202	109,620	0.0%
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(f)(g)	L + 375	1.50%	12/19/2016	110,144	108,855	106,749	0.0%
		Senior Debt(f)(g)	L + 375	1.50%	12/19/2016	250,758	247,823	243,027	0.1%
		Senior Debt(f)(g)	L + 700	1.75%	12/17/2017	1,386,716	1,380,083	1,317,380	0.5%
		Senior Debt(f)(g)	L + 700	1.75%	12/17/2017	581,872	579,089	552,779	0.2%
							2,315,850	2,219,935	0.8%
Boise Paper Holdings, LLC	Materials	Subordinated Debt(f)(g)	9.00%		11/1/2017	146,000	154,189	161,330	0.1%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount/ No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
Bright Horizons Family Solutions, Inc.	Consumer Services	Senior Debt(g)	L + 425	1.00%	5/23/2017	$1,009,049	$1,004,060	$1,011,572	0.4%
Building Materials Corporation Of America	Capital Goods	Subordinated Debt(e)(g)	6.75%		5/1/2021	1,802,000	1,942,685	1,928,140	0.7%
Cablevision Systems Corp.	Media	Subordinated Debt(f)(g)	7.75%		4/15/2018	1,238,000	1,258,976	1,318,470	0.5%
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(f)(g)	L + 300		1/28/2015	12,730	11,813	11,898	0.0%
		Senior Debt(f)(g)	11.25%		6/1/2017	1,018,000	1,073,750	1,110,893	0.4%
							1,085,563	1,122,791	0.4%
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(g)(i)	L + 550	1.25%	7/7/2017	4,316,622	4,271,270	4,295,039	1.5%
Camp International Holding Co.	Software & Services	Senior Debt(g)(h)	L + 525	1.25%	5/31/2019	2,162,287	2,167,693	2,197,424	0.8%
Catalina Marketing Corp.	Media	Senior Debt(g)	L + 550		9/29/2017	8,431,567	8,349,479	7,966,313	2.8%
		Subordinated Debt(e)(g)	10.50%		10/1/2015	11,121,000	10,961,138	10,787,370	3.8%
							19,310,617	18,753,683	6.6%
Cemex Materials, LLC	Materials	Subordinated Debt(f)(EUR)	4.75%		3/5/2014	€419,000	465,173	501,081	0.2%
		Subordinated Debt(e)(g)(i)	7.70%		7/21/2025	$1,277,000	1,121,615	1,105,882	0.4%
							1,586,788	1,606,963	0.6%
Cequel Communications, LLC	Media	Subordinated Debt(e)(g)	8.63%		11/15/2017	524,000	566,085	564,610	0.2%
Ceridian Corp.	Software & Services	Senior Debt(e)(g)(h)	8.88%		7/15/2019	2,123,000	2,123,000	2,191,997	0.8%
Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(f)(g)	7.25%		10/30/2017	573,000	582,401	624,570	0.2%
Chesapeake Energy Corp.	Energy	Subordinated Debt(f)(g)	L + 700	1.50%	12/2/2017	2,331,000	2,261,871	2,314,718	0.8%
CHS / Community Health Systems, Inc.	Health Care Equipment & Services	Subordinated Debt(f)(g)	8.00%		11/15/2019	905,000	913,684	963,825	0.3%
		Subordinated Debt(f)(g)	8.88%		7/15/2015	520,000	527,947	533,650	0.2%
							1,441,631	1,497,475	0.5%
Citco III, Ltd.(IE)	Diversified Financials	Senior Debt(f)(g)(h)	L + 425	1.25%	6/29/2018	3,361,553	3,355,919	3,327,937	1.2%
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(g)	L + 450	1.50%	11/30/2016	136,400	129,529	137,337	0.0%
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)(g)	8.25%		1/15/2019	632,000	667,901	668,340	0.2%
Continental Airlines, Inc.	Transportation	Senior Debt(f)(g)	7.34%		4/19/2014	357,706	362,028	362,177	0.1%
		Senior Debt(f)(g)	8.31%		4/2/2018	680,669	676,331	693,431	0.2%
							1,038,359	1,055,608	0.3%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(g)(h)	L + 450		11/16/2015	1,199,199	1,137,049	1,107,760	0.4%
		Subordinated Debt(g)	10.75%		2/1/2016	1,114,000	1,069,968	980,320	0.3%
							2,207,017	2,088,080	0.7%
Cricket Communications, Inc.	Telecommunication Services	Senior Debt(f)(g)	7.75%		5/15/2016	1,563,000	1,576,051	1,658,734	0.6%
Data Device Corp.	Capital Goods	Senior Debt(g)(h)	L + 950	1.25%	7/11/2019	8,000,000	7,840,000	7,880,000	2.8%
		Senior Debt(g)(h)	L + 600	1.50%	7/11/2018	7,935,356	7,776,649	7,895,679	2.8%
							15,616,649	15,775,679	5.6%
DineEquity, Inc.	Consumer Services	Senior Debt(f)(g)	L + 300	1.25%	10/19/2017	67,867	65,339	67,711	0.0%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount / No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
DJO Finance, LLC	Health Care Equipment & Services	Senior Debt(g)	L + 500	1.25%	9/15/2017	$1,984,560	$1,987,040	$1,975,044	0.7%
		Senior Debt(e)(g)	8.75%		3/15/2018	475,000	492,506	484,500	0.2%
							2,479,546	2,459,544	0.9%
DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(f)(g)	8.50%		12/15/2017	100,000	106,163	110,000	0.0%
E*Trade Financial Corp.	Diversified Financials	Subordinated Debt(f)(g)	6.75%		6/1/2016	11,000	11,076	11,193	0.0%
		Subordinated Debt(f)(g)	7.88%		12/1/2015	1,269,000	1,265,096	1,288,035	0.5%
		Subordinated Debt(f)(g)	12.50%		11/30/2017	839,000	951,752	961,704	0.3%
							2,227,924	2,260,932	0.8%
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(g)	9.75%		12/1/2016	1,190,000	1,268,495	1,304,537	0.5%
Education Management, LLC	Consumer Services	Senior Debt(f)(g)	L + 700	1.25%	3/30/2018	7,116,982	6,909,448	6,885,681	2.4%
		Subordinated Debt(f)(g)	8.75%		6/1/2014	3,978,000	3,929,860	3,540,420	1.2%
							10,839,308	10,426,101	3.6%
Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(g)	L + 375	1.50%	5/25/2018	3,372,952	3,373,415	3,345,547	1.2%
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(f)(g)	8.75%		3/1/2018	43,000	46,035	46,440	0.0%
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(f)(g)	7.63%		7/15/2017	26,000	27,230	28,665	0.0%
		Subordinated Debt(f)(g)	7.88%		7/15/2020	114,000	122,777	128,250	0.0%
							150,007	156,915	—%
First American Payment Systems, L.P.	Software & Services	Senior Debt(g)(i)	L + 500	1.75%	11/1/2016	1,334,495	1,321,587	1,338,665	0.5%
FleetPride Corp.	Capital Goods	Senior Debt(g)	L + 550	1.25%	12/6/2017	831,395	829,361	834,513	0.3%
Freedom Group	Consumer Durables & Apparel	Senior Debt(e)(g)	7.88%		5/1/2020	359,000	366,895	374,258	0.1%
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(f)(g)	6.75%		10/1/2020	87,000	86,824	91,785	0.0%
GCI, Inc.	Telecommunication Services	Subordinated Debt(g)(h)	8.63%		11/15/2019	5,931,000	6,300,964	6,212,722	2.2%
Generac Power System, Inc.	Capital Goods	Senior Debt(f)(g)(h)	L + 500	1.25%	5/30/2018	2,618,227	2,566,371	2,615,779	0.9%
Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stocks(i)*			N/A	448,908	448,908	480,331	0.2%
		Subordinated Debt(i)(EUR)	12.50%		1/31/2020	€2,044,000	2,628,371	2,567,280	0.9%
							3,077,279	3,047,611	1.1%
Good Sam Enterprises, LLC	Media	Senior Debt(g)	11.50%		12/1/2016	$10,105,000	10,386,957	10,521,831	3.7%
Goodman Global, Inc.	Capital Goods	Senior Debt(g)	L + 700	2.00%	10/30/2017	1,246,673	1,253,894	1,266,620	0.4%
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(f)(g)	7.38%		2/1/2019	711,000	726,698	711,000	0.2%
Guitar Center, Inc.	Retailing	Senior Debt(g)	L + 525		4/9/2017	12,238,739	11,406,405	11,489,055	4.0%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount / No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
Harbor Freight Tools USA, Inc.	Capital Goods	Senior Debt(g)	L + 425	1.25%	11/14/2017	$5,008,978	$4,966,418	$4,999,586	1.8%
Hilcorp Energy I LP	Energy	Subordinated Debt(e)(f)(g)	7.63%		4/15/2021	390,000	422,768	415,350	0.1%
		Subordinated Debt(e)(f)(g)	8.00%		2/15/2020	1,659,000	1,778,719	1,787,572	0.6%
							2,201,487	2,202,922	0.7%
HUB International, Ltd.	Insurance	Senior Debt(g)	L + 450		6/13/2017	5,116,443	5,072,940	5,085,744	1.8%
		Senior Debt(g)	L + 475	2.00%	12/13/2017	330,671	330,671	332,325	0.1%
		Subordinated Debt(e)(g)	9.00%		12/15/2014	12,001,000	12,255,120	12,166,014	4.3%
		Subordinated Debt(e)(g)	10.25%		6/15/2015	300,000	301,816	305,625	0.1%
							17,960,547	17,889,708	6.3%
Hubbard Radio, LLC	Media	Senior Debt(g)	L + 375	1.50%	4/28/2017	549,939	546,215	549,939	0.2%
		Senior Debt(g)	L + 725	1.50%	4/30/2018	8,630,233	8,676,446	8,662,596	3.0%
							9,222,661	9,212,535	3.2%
Husky Injection Molding Systems, Ltd. (CA)(j)	Capital Goods	Senior Debt(f)(g)	L + 525	1.25%	6/29/2018	5,536,366	5,510,229	5,575,121	2.0%
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(g)	L + 575	1.50%	8/19/2018	2,516,082	2,520,129	2,534,172	0.9%
Ineos US Finance, LLC (UK)(j)	Materials	Senior Debt(e)(f)(g)	9.00%		5/15/2015	70,000	73,641	73,850	0.0%
Intelsat Jackson Holdings SA	Media	Subordinated Debt(f)(g)	7.25%		4/1/2019	6,173,000	6,142,264	6,481,650	2.3%
Interactive Data Corp.	Diversified Financials	Senior Debt(g)	L + 325	1.25%	2/11/2018	17,629	17,287	17,373	0.0%
iPayment, Inc.	Software & Services	Senior Debt(g)	L + 425	1.50%	5/8/2017	1,910,441	1,890,099	1,919,401	0.7%
		Subordinated Debt(g)	10.25%		5/15/2018	4,013,000	3,786,116	3,651,830	1.3%
							5,676,215	5,571,231	2.0%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(g)	L + 525		7/31/2017	4,032,030	3,966,644	3,936,169	1.4%
J. Crew Group, Inc.	Retailing	Subordinated Debt(g)	8.13%		3/1/2019	1,471,000	1,396,718	1,518,807	0.5%
Jo-Ann Stores, Inc.	Retailing	Senior Debt(g)	L + 350	1.25%	3/16/2018	22,883	22,678	22,642	0.0%
Kerling PLC (UK)(j)	Materials	Senior Debt(e)(f)(h)(EUR)	10.63%		2/1/2017	€5,353,000	6,565,362	5,961,311	2.1%
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(g)	L + 525	1.25%	11/4/2016	$1,313,471	1,308,022	1,321,135	0.5%
		Senior Debt(g)	L + 575	1.25%	5/4/2018	1,961,860	1,973,146	1,981,478	0.7%
		Senior Debt(e)(g)(h)	10.50%		11/1/2018	6,816,000	6,943,375	7,156,800	2.5%
							10,224,543	10,459,413	3.7%
Lawson Software, Inc.	Software & Services	Subordinated Debt(e)(g)	11.50%		7/15/2018	4,549,000	4,996,912	5,140,370	1.8%
Liz Claiborne Inc	Consumer Durables & Apparel	Senior Debt(e)(f)(g)	10.50%		4/15/2019	1,735,000	1,854,769	1,930,187	0.7%
Local TV Finance, LLC	Media	Senior Debt(g)	L + 400		5/7/2015	370,225	356,462	367,293	0.1%
Lord & Taylor Holdings, LLC	Consumer Durables & Apparel	Senior Debt(g)	L + 450	1.25%	1/11/2019	100,656	101,409	100,855	0.0%
McJunkin Red Man Corp.	Energy	Senior Debt(g)	9.50%		12/15/2016	3,393,000	3,376,264	3,664,440	1.3%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount / No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(f)(g)	L + 375	1.50%	11/16/2016	$778,609	$780,548	$782,140	0.3%
		Subordinated Debt(f)(g)	8.00%		11/15/2018	489,000	490,314	515,895	0.2%
							1,270,862	1,298,035	0.5%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(f)(g)	7.88%		9/1/2018	1,762,000	1,839,738	1,828,075	0.6%
Michaels Stores, Inc.	Retailing	Senior Debt(g)	L + 450		7/31/2016	681,714	668,461	682,495	0.2%
Misys PLC	Software & Services	Senior Debt(f)(g)(h)	L + 600	1.25%	12/12/2018	1,419,814	1,386,093	1,393,491	0.5%
		Senior Debt(f)(g)(h)	12.00%		6/12/2019	2,819,283	2,758,349	2,771,116	1.0%
							4,144,442	4,164,607	1.5%
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(g)	L + 350		5/5/2015	536,881	516,269	521,923	0.2%
		Senior Debt(e)(g)	10.00%		10/15/2020	1,380,000	1,380,000	1,383,450	0.5%
							1,896,269	1,905,373	0.7%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(f)(g)	7.38%		6/1/2017	1,034,000	882,640	1,034,000	0.4%
NBTY, Inc.	Household & Personal Products	Senior Debt(g)	L + 325	1.00%	10/1/2017	26,355	26,056	26,361	0.0%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(e)(g)	4.00%, 9.00% PIK		3/15/2018	6,002,000	6,002,000	5,941,980	2.1%
Newport Television, LLC	Media	Senior Debt(g)(h)	L + 675	3.00%	9/14/2016	12,687,680	12,799,327	12,735,258	4.5%
Nexstar Broadcasting, Inc.	Media	Senior Debt(g)	8.88%		4/15/2017	170,000	177,250	179,563	0.1%
NPC International, Inc.	Consumer Services	Senior Debt(g)	L + 400	1.25%	12/28/2018	1,639,867	1,640,631	1,640,547	0.6%
NuSil Technology, LLC	Materials	Senior Debt(g)	L + 400	1.25%	4/7/2017	523,652	527,315	522,778	0.2%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(f)(g)	L + 550		5/13/2017	25,629	24,062	25,373	0.0%
		Senior Debt(f)(g)	L + 600	1.25%	5/13/2017	282,184	276,953	283,359	0.1%
		Senior Debt(f)(g)	L + 700	1.25%	2/28/2019	641,271	635,104	644,879	0.2%
		Subordinated Debt(f)(g)	5.50%		9/15/2015	889,000	824,666	804,545	0.3%
		Subordinated Debt(f)(g)	10.50%		11/15/2015	4,694,000	4,783,951	4,764,410	1.7%
							6,544,736	6,522,566	2.3%
Ocwen Financial Corp.	Banks	Senior Debt(f)(g)	L + 550	1.50%	9/1/2016	342,395	338,496	344,963	0.1%
Office Depot, Inc.	Retailing	Senior Debt(e)(f)(g)	9.75%		3/15/2019	3,260,000	3,241,994	3,170,350	1.1%
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(f)(g)	8.75%		8/15/2019	401,000	430,958	444,108	0.2%
Petco Animal Supplies, Inc.	Retailing	Senior Debt(g)	L + 325	1.25%	11/24/2017	118,888	113,398	118,205	0.0%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(g)	L + 500	1.25%	12/5/2018	804,619	794,778	810,452	0.3%
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(g)	L + 350		10/2/2016	544,948	530,478	540,523	0.2%
Plains Exploration & Production Co.	Energy	Subordinated Debt(f)(g)	6.13%		6/15/2019	8,000	7,801	8,040	0.0%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount / No. Shares (b)	Cost (c)	Fair Value	% of Net Assets
Prestige Brands, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(f)(g)	L + 400	1.25%	1/31/2019	$99,479	$98,050	$100,109	0.0%
		Subordinated Debt(e)(f)(g)	8.13%		2/1/2020	227,000	227,000	249,133	0.1%
							325,050	349,242	0.1%
Rocket Software, Inc.	Software & Services	Senior Debt(g)	L + 550	1.50%	2/8/2018	1,931,029	1,950,207	1,930,431	0.7%
Roofing Supply Group, LLC	Retailing	Senior Debt(g)	L + 525	1.25%	5/31/2019	89,738	89,963	90,000	0.0%
Roundy's Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(f)(g)	L + 450	1.25%	2/13/2019	1,293,085	1,274,475	1,297,242	0.5%
Ryerson, Inc.	Materials	Senior Debt(g)	L + 737.5		11/1/2014	98,000	97,450	93,590	0.0%
		Senior Debt(g)	12.00%		11/1/2015	354,000	363,992	355,770	0.1%
							461,442	449,360	0.1%
Sabre, Inc.	Transportation	Senior Debt(e)(g)	8.50%		5/15/2019	4,783,000	4,815,761	4,854,745	1.7%
Savers, Inc.	Retailing	Senior Debt(g)(h)	L + 500	1.25%	7/9/2019	205,195	203,143	205,516	0.1%
Schaeffler AG (DE)(j)	Automobiles & Components	Senior Debt(e)(f)(g)(h)	L + 475	1.25%	1/27/2017	3,086,176	3,095,518	3,091,962	1.1%
		Senior Debt(e)(f)(g)	8.50%		2/15/2019	5,000	5,400	5,338	0.0%
							3,100,918	3,097,300	1.1%
Scitor Corp.	Capital Goods	Senior Debt(g)	L + 350	1.50%	2/15/2017	22,336	22,288	21,953	0.0%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(g)(i)	L + 350	1.50%	12/31/2016	112,869	107,642	111,599	0.0%
		Senior Debt(g)(i)	L + 750	1.50%	5/30/2017	1,338,888	1,316,348	1,332,193	0.4%
							1,423,990	1,443,792	0.4%
Sinclair Television Group, Inc.	Media	Subordinated Debt(f)(g)	8.38%		10/15/2018	27,000	28,285	29,430	0.0%
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(f)(g)	L + 525	1.50%	4/9/2016	14,945	14,565	14,664	0.0%
SNL Financial, LLC	Commercial & Professional Services	Senior Debt(g)(i)	L + 700	1.50%	8/17/2018	2,281,115	2,299,200	2,281,115	0.8%
Solera Holdings, Inc.	Software & Services	Subordinated Debt(e)(f)(g)	6.75%		6/15/2018	4,461,000	4,641,983	4,695,202	1.7%
Solutia, Inc.	Materials	Subordinated Debt(f)(g)	7.88%		3/15/2020	120,000	126,063	140,400	0.0%
Sophia, LP	Software & Services	Senior Debt(g)	L + 500	1.25%	7/19/2018	405,189	399,427	408,270	0.1%
Sports Authority, Inc.	Retailing	Senior Debt(g)	L + 600	1.50%	11/16/2017	1,405,960	1,361,951	1,356,752	0.5%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(f)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,294,550	2,409,878	0.8%
SSI Investments II, Ltd.	Software & Services	Subordinated Debt(g)	11.13%		6/1/2018	1,422,000	1,507,617	1,596,195	0.6%
Standard Chartered Bank (SG)(j)	Banks	Subordinated Debt(e)(f)(i)(k)	L + 1600		4/1/2014	3,310,000	3,339,219	3,387,123	1.2%
Styron S.A.R.L., LLC (LU)(j)	Materials	Senior Debt(f)(g)(h)	L + 450	1.50%	8/2/2017	4,173,356	3,916,918	3,920,450	1.4%
Terex Corp.	Capital Goods	Subordinated Debt(f)(g)	6.50%		4/1/2020	1,130,000	1,162,231	1,144,125	0.4%
The Gymboree Corp.	Retailing	Senior Debt(g)(h)	L + 350	1.50%	2/23/2018	6,804,801	6,390,807	6,456,973	2.3%
		Subordinated Debt(g)	9.13%		12/1/2018	1,172,000	1,001,806	1,087,030	0.4%
							7,392,613	7,544,003	2.7%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	Principal Amount / No. Shares (b)		Cost (c)	Fair Value	% of Net Assets
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(g)	L + 350	1.25%	5/16/2018		$188,713	$182,118	$186,956	0.1%
		Subordinated Debt(g)	10.38%		10/15/2015		1,967,000	2,032,031	2,040,782	0.7%
								2,214,149	2,227,738	0.8%
The SI Organization, Inc.	Capital Goods	Senior Debt(g)	L + 325	1.25%	11/22/2016		186,958	176,070	184,153	0.1%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(g)	L + 650	1.25%	9/25/2017		654,768	660,325	653,131	0.2%
TL Acquisitions, Inc.	Media	Subordinated Debt(e)(g)	10.50%		1/15/2015		1,696,000	1,274,800	1,288,960	0.5%
		Senior Debt(e)(g)	11.50%		4/15/2020		8,311,000	8,407,870	8,601,885	3.0%
								9,682,670	9,890,845	3.5%
TowerCo Finance, LLC	Real Estate	Senior Debt	L + 350	1.00%	2/2/2017		30,180	29,621	30,306	0.0%
Towergate Finance PLC (UK)(j)	Insurance	Subordinated Debt(e)(f)(GBP)	10.50%		2/15/2019	₤	125,000	172,073	170,319	0.1%
TransUnion, LLC	Diversified Financials	Subordinated Debt(g)	11.38%		6/15/2018		$1,403,000	1,550,724	1,650,279	0.6%
Triple Point Technology, Inc.	Software & Services	Senior Debt(g)(i)	L + 650	1.50%	10/27/2017		199,563	192,239	201,559	0.1%
Univar, Inc.	Materials	Senior Debt(g)	L + 350	1.50%	6/30/2017		958,043	931,177	942,365	0.3%
Verisure Holding AB (SE)(j)	Commercial & Professional Services	Senior Debt(e)(f)(EUR)	8.75%		9/1/2018		€397,000	482,309	482,307	0.2%
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(g)(i)	L + 450	1.50%	7/23/2016		$1,406,250	1,392,015	1,403,437	0.5%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(g)	L + 425		4/28/2017		146,834	139,860	145,136	0.1%
		Subordinated Debt(g)	10.25% CASH or 11.25% PIK		7/15/2015		7,271,000	7,496,900	7,489,130	2.6%
								7,636,760	7,634,266	2.7%
Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(f)(g)	7.75%		9/15/2018		1,225,000	1,219,168	1,313,812	0.5%
Wastequip, LLC	Materials	Senior Debt(g)(h)	L + 675	1.50%	1/5/2018		11,284,413	11,002,302	11,227,991	4.0%
West Corp.	Software & Services	Senior Debt	L + 425		7/15/2016		4,974	4,835	4,962	0.0%
		Subordinated Debt(g)(h)	7.88%		1/15/2019		1,575,000	1,559,289	1,645,875	0.6%
		Subordinated Debt(g)(h)	8.63%		10/1/2018		5,840,000	6,043,929	6,190,400	2.2%
								7,608,053	7,841,237	2.8%
Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(g)	L + 750	2.00%	8/11/2016		500,000	499,639	502,000	0.2%
Zayo Group, LLC	Telecommunication Services	Senior Debt(g)	L + 550	1.50%	12/1/2016		2,925,557	2,894,296	2,939,585	1.0%
		Senior Debt(g)	10.25%		3/15/2017		2,005,000	2,138,174	2,233,069	0.8%
								5,032,470	5,172,654	1.8%
Total Non-Control/Non-Affiliate Investments								403,796,075	405,798,107	142.9%
Short Term Investments—3.7%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(g)	0.13% (l)		N/A		10,039,443	10,039,443	10,039,443	3.5%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.20% (l)		N/A		673,260	673,260	673,260	0.2%
Total Short Term Investments								10,712,703	10,712,703	3.7%
TOTAL INVESTMENTS —146.6%(m)								$414,508,778	416,510,810	146.60%
LIABILITIES IN EXCESS OF OTHER ASSETS—(46.6%)									(132,484,500)	(46.60)%
NET ASSETS—100.0%									$284,026,310	100.00%
See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)(continued)
As of June 30, 2012

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for common stock.
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

(e)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act.  As of June 30, 2012, the portfolio held 23.3% of non-qualifying assets under the 1940 Act, as a percentage of total assets, as defined in Section 55(a) of the 1940 Act.

(g)	Security or portion thereof held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Position or portion thereof unsettled as of June 30, 2012.
(i)	Fair value was determined by the Company’s Board of Directors (see Note 2).
(j)	A portfolio company domiciled in a foreign country.
(k)	A portfolio company investment structured as a credit-linked floating rate note.
(l)	7-day effective yield as of June 30, 2012.
(m)
As of June 30, 2012, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,930,213; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2,928,181; the net unrealized appreciation was $2,002,032; the aggregate cost of securities for Federal income tax purposes was $414,508,778.

Abbreviations:
CA - Canada
DE - Germany
EUR - Euro; principal amount is denominated in Euro currency
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling
IE - Ireland
L = LIBOR - London Interbank Offered Rate, typically 3-Month
LU - Luxembourg
PIK - Payment-in-kind
SE - Sweden
SG - Singapore
UK - United Kingdom

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments
As of December 31, 2011
Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(a)—163.6%
Alliant Holdings I, Inc.	Insurance	Senior Debt(e)	L + 300		8/21/2014	$85,889	$78,083	$83,689	0.1%
Allison Transmission, Inc.	Automobiles & Components	Senior Debt(e)	L + 250		8/7/2014	7,564	7,018	7,389	0.0%
Ally Financial, Inc.	Banks	Preferred Stocks(e)(f)				5,575	99,595	102,524	0.2%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(f)	7.38%		5/1/2018	208,000	205,404	212,680	0.3%
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%		2/1/2015	1,187,000	1,222,134	1,216,675	1.9%
Aspect Software, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)	10.63%		5/15/2017	1,484,000	1,529,365	1,539,650	2.4%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 450	1.50%	10/6/2016	155,886	150,857	151,989	0.2%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(e)(f)(h)	L + 725	1.50%	11/14/2017	480,179	449,331	463,373	0.7%
Associated Materials, LLC	Capital Goods	Senior Debt(e)	9.13%		11/1/2017	13,000	13,184	11,343	0.0%
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g) Senior Debt(e)(g)	L + 275 L + 450		10/24/2014 10/26/2017	1,142,373 974,527	1,067,943 883,793	1,095,010 890,474	1.7% 1.4%
							1,951,736	1,985,484	3.0%
Avis Budget Car Rental, LLC	Transportation	Senior Debt(e)(f)	L + 500	1.25%	9/22/2018	276,675	271,282	278,837	0.4%
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(e)	L + 575	1.25%	9/28/2018	1,113,299	1,093,129	1,118,164	1.7%
Boise Paper Holdings, LLC	Materials	Subordinated Debt(e)(f)	9.00%		11/1/2017	146,000	154,801	156,950	0.2%
Cablevision Systems Corp.	Media	Subordinated Debt(e)(f)	7.75%		4/15/2018	426,000	431,245	451,560	0.7%
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	L + 300		1/28/2015	12,797	11,723	11,157	0.0%
		Senior Debt(e)	11.25%		6/1/2017	1,070,000	1,135,422	1,135,537	1.7%
							1,147,145	1,146,694	1.8%
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(e)(g)(h)	L + 550	1.25%	7/7/2017	1,068,431	1,023,743	1,041,721	1.6%
Calpine Corp.	Utilities	Senior Debt(e)(f)(g)	L + 325	1.25%	4/1/2018	68,276	65,451	67,090	0.1%
CDW, LLC	Technology Hardware & Equipment	Senior Debt(e)	L + 350		10/10/2014	1,229,473	1,201,984	1,194,316	1.8%
		Subordinated Debt(e)	11.50% CASH		10/12/2015	135,000	142,433	141,750	0.2%
			or 12.50% PIK				1,344,417	1,336,066	2.1%
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(g)	L + 225		7/3/2014	1,954,781	1,624,504	1,670,243	2.6%
Ceridian Corp.	Software & Services	Senior Debt(e)(g)	L + 300		11/10/2014	1,793,378	1,652,772	1,621,330	2.5%
Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(e)(f)	7.25%		10/30/2017	573,000	583,128	603,799	0.9%
CHS / Community Health Systems, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)	8.88%		7/15/2015	433,565	439,405	447,656	0.7%
Citco III, Ltd. (IE)(i)	Diversified Financials	Senior Debt(e)(f)(g)	L + 500	1.25%	6/29/2018	17,307	17,349	16,572	0.0%
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e)(g)	L + 450	1.50%	11/30/2016	137,092	129,554	136,864	0.2%
Continental Airlines, Inc.	Transportation	Senior Debt(e)(f)	8.31%		4/2/2018	691,761	686,329	672,738	1.0%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e)	L + 450		11/16/2015	973,846	926,057	883,766	1.4%
		Subordinated Debt(e)	10.75%		2/1/2016	1,114,000	1,065,237	1,058,300	1.6%
							1,991,294	1,942,066	3.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Cricket Communications, Inc.	Telecommunication Services	Senior Debt(e)(f)	7.75%		5/15/2016	$1,529,000	$1,541,150	$1,578,692	2.4%
Datatel, Inc.	Software & Services	Senior Debt(e) Senior Debt(e) Senior Debt(e)(g)	L + 350 L + 725 L + 525	1.50% 1.50% 1.50%	2/20/2017 2/19/2018 9/15/2018	556,984 150,000 406,204	554,944 153,568 400,111	557,750 150,750 406,840	0.9% 0.2% 0.6%
							1,108,623	1,115,340	1.7%
DineEquity, Inc.	Consumer Services	Senior Debt(e)(f)(g)	L + 300	1.25%	10/19/2017	75,685	72,728	74,791	0.1%
DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(e)(f)	8.50%		12/15/2017	100,000	106,616	107,000	0.2%
E*TRADE Financial Corp.	Diversified Financials	Subordinated Debt(e)(f)	7.88%		12/1/2015	1,269,000	1,264,604	1,275,345	2.0%
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%		12/1/2016	1,190,000	1,275,766	1,297,100	2.0%
Education Management, LLC	Consumer Services	Subordinated Debt(e)(f)	8.75%		6/1/2014	1,728,000	1,732,881	1,732,320	2.7%
Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 375	1.50%	5/25/2018	216,967	205,433	211,814	0.3%
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e)(f)	8.75%		3/1/2018	43,000	46,248	46,547	0.1%
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e)(f) Subordinated Debt(e)(f)	7.63% 7.88%		7/15/2017 7/15/2020	46,000 122,000	48,686 130,244	49,795 131,760	0.1% 0.2%
							178,930	181,555	0.3%
Fifth Third Processing Solutions, LLC	Software & Services	Senior Debt(e)(g)	L + 325	1.25%	11/3/2016	61,304	59,554	61,258	0.1%
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(f)	6.75%		10/1/2020	87,000	86,817	89,827	0.1%
GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%		11/15/2019	2,294,000	2,438,105	2,434,507	3.7%
General Nutrition Centers, Inc.	Retailing	Senior Debt(e)(f)	L + 300	1.25%	3/2/2018	23,369	23,370	23,029	0.0%
Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%		12/1/2016	1,375,000	1,343,093	1,347,500	2.1%
Goodman Global, Inc.	Capital Goods	Senior Debt(e)(g)	L + 700	2.00%	10/30/2017	948,221	952,962	954,541	1.5%
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(f)	7.38%		2/1/2019	96,000	94,738	95,040	0.1%
Guitar Center, Inc.	Retailing	Senior Debt(e)(g)	L + 525		4/9/2017	4,238,739	3,716,872	3,736,449	5.7%
The Gymboree Corp.	Retailing	Senior Debt(e)(g) Subordinated Debt(e)	L + 350 9.13%	1.50%	2/23/2018 12/1/2018	904,502 748,000	847,281 609,721	807,607 654,500	1.2% 1.0%
							1,457,002	1,462,107	2.2%
High Plains Broadcasting Operating Co.	Media	Senior Debt(g)	L + 675	3.00%	9/14/2016	351,687	347,295	349,561	0.5%
HUB International, Ltd.	Insurance	Senior Debt(e)(g)	L + 250	2.00%	6/13/2014	1,134,886	1,088,373	1,089,139	0.5%
		Senior Debt(e)(g)	L + 475		6/13/2014	332,350	332,350	331,283	1.7%
							1,420,723	1,420,422	2.2%
Hubbard Radio, LLC	Media	Senior Debt(e)(g)	L + 375	1.50%	4/28/2017	606,123	601,661	598,359	0.9%
		Senior Debt(e)(g)	L + 725	1.50%	4/30/2018	2,834,070	2,819,267	2,798,644	4.3%
							3,420,928	3,397,003	5.2%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Husky Injection Molding Systems, Ltd. (CA)(i)	Capital Goods	Senior Debt(e)(f)(g)	L + 525	1.25%	6/29/2018	$1,159,646	$1,149,330	$1,159,194	1.8%
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 575	1.50%	8/19/2018	2,528,757	2,533,137	2,547,407	3.9%
Ineos Holdings, Ltd. (UK)(i)	Materials	Subordinated Debt(f)(g) (EUR)	E + 600 PIK	3.00%	6/16/2015	€889,214	1,109,884	1,061,432	1.6%
Infor Enterprise Solutions Holdings, Inc.	Software & Services	Senior Debt(e)(g)	L + 575		7/28/2015	$1,610,000	1,541,287	1,521,450	2.3%
Interactive Data Corp.	Diversified Financials	Senior Debt(e)(g)	L + 325	1.25%	2/11/2018	18,262	17,899	18,037	0.0%
iPayment, Inc.	Software & Services	Senior Debt(e)(g)	L + 425	1.50%	5/8/2017	1,953,798	1,931,324	1,932,629	3.0%
		Subordinated Debt(e)(j)	10.25%		5/15/2018	415,000	375,604	390,100	0.6%
							2,306,928	2,322,729	3.6%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	L + 225		6/2/2014	4,855	4,515	4,535	0.0%
J. Crew Group, Inc.	Retailing	Senior Debt(e)(g)	L + 350	1.25%	3/7/2018	2,765,351	2,588,677	2,604,366	4.0%
		Subordinated Debt(e)	8.13%		3/1/2019	1,026,000	963,411	979,830	1.5%
							3,552,088	3,584,196	5.5%
Jo-Ann Stores, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	3/16/2018	23,488	23,262	22,453	0.0%
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)	L + 525	1.25%	11/4/2016	329,847	320,184	329,642	0.5%
		Senior Debt(e)(f)(g)	L + 575	1.25%	5/4/2018	375,178	366,342	379,071	0.6%
							686,526	708,713	1.1%
Lamar Media Corp.	Media	Subordinated Debt(e)(f)	6.63%		8/15/2015	206,000	206,000	210,120	0.3%
Lawson Software, Inc.	Software & Services	Senior Debt(e)	L + 525	1.50%	7/5/2017	1,766,446	1,735,811	1,726,542	2.6%
Local TV Finance, LLC	Media	Senior Debt(e)	L + 200		5/7/2013	370,225	352,992	358,191	0.5%
The Manitowoc Co., Inc.	Capital Goods	Subordinated Debt(e)(f)	9.50%		2/15/2018	21,000	22,983	22,365	0.0%
McJunkin Red Man Corp.	Energy	Senior Debt(e)	9.50%		12/15/2016	3,393,000	3,374,953	3,443,895	5.3%
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	11/16/2016	699,792	699,730	698,742	1.1%
		Subordinated Debt(e)(f)	8.00%		11/15/2018	316,000	311,267	309,680	0.5%
							1,010,997	1,008,422	1.5%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(f)	7.88%		9/1/2018	281,000	284,117	284,864	0.4%
Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 225		10/31/2013	215,942	202,264	212,726	0.3%
		Senior Debt(e)(g)	L + 450		7/31/2016	681,714	667,113	671,659	1.0%
							869,377	884,385	1.4%
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(e)(g)	L + 350		5/5/2015	1,212,164	1,161,622	1,158,623	1.8%
Mondrian Investment Partners, Ltd. (UK)(i)	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	7/12/2018	488,020	484,049	488,020	0.7%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(f)	7.38%		6/1/2017	1,034,000	871,542	940,940	1.4%
		Subordinated Debt(e)(f)	8.75%		9/1/2020	250,000	253,683	271,562	0.4%
							1,125,225	1,212,502	1.9%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
N.E.W. Holdings I, LLC	Software & Services	Senior Debt(e)	L + 425	1.75%	3/23/2016	$8,655	$8,250	$8,407	0.0%
		Subordinated Debt(e)(h)	L + 750	2.00%	3/23/2017	998,480	986,123	963,533	1.5%
							994,373	971,940	1.5%
NBTY, Inc.	Household & Personal Products	Senior Debt(e)(g)	L + 325	1.00%	10/1/2017	26,355	$26,031	$26,126	0.0%
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	5/16/2018	188,713	181,660	182,344	0.3%
		Subordinated Debt(e)	10.38%		10/15/2015	1,967,000	2,040,359	2,043,241	3.1%
							2,222,019	2,225,585	3.4%
Nexstar Broadcasting, Inc.	Media	Senior Debt(e)(f)	8.88%		4/15/2017	170,000	177,868	174,250	0.3%
NPC International, Inc.	Consumer Services	Senior Debt(e)(g)	L + 525	1.50%	11/7/2018	1,515,463	1,519,252	1,521,146	2.3%
NuSil Technology, LLC	Materials	Senior Debt(e)(g)	L + 400	1.25%	4/7/2017	25,312	25,312	24,848	0.0%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(f)	L + 300		11/13/2014	25,629	25,290	24,556	0.0%
		Senior Debt(e)(f)	L + 550		5/13/2017	133,224	130,890	128,395	0.2%
		Senior Debt(e)(f)(g)	L + 600	1.25%	5/13/2017	282,184	276,540	278,891	0.4%
		Subordinated Debt(e)(f)	10.50%		11/15/2015	1,715,000	1,671,568	1,702,137	2.6%
							2,104,288	2,133,979	3.3%
Ocwen Financial Corp.	Banks	Senior Debt(e)(f)(g)	L + 550	1.50%	9/1/2016	1,400,877	1,381,333	1,380,359	2.1%
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.75%		8/15/2019	401,000	432,531	436,087	0.7%
Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325	1.25%	11/24/2017	120,101	114,129	117,280	0.2%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(f)(g)	L + 500	1.25%	12/5/2018	808,662	798,202	804,938	1.2%
Pinnacle Entertainment, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.63%		8/1/2017	167,000	176,491	176,602	0.3%
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(e)(g)	L + 250		4/2/2014	547,748	530,579	537,133	0.8%
Realogy Corp.	Real Estate	Senior Debt(e)	L + 425		10/10/2016	1,566,113	1,379,558	1,403,269	2.2%
		Senior Debt(e)	L - 15		10/10/2016	123,163	108,445	110,357	0.2%
							1,488,003	1,513,626	2.3%
Ryerson, Inc.	Materials	Senior Debt(e)(f)	L + 737.5		11/1/2014	98,000	97,346	90,160	0.1%
		Senior Debt(e)(f)	12.00%		11/1/2015	44,000	46,519	44,440	0.1%
							143,865	134,600	0.2%
Sabre, Inc.	Transportation	Senior Debt(e)(g)	L + 200		9/30/2014	3,257,513	2,788,750	2,704,632	4.2%
SandRidge Energy, Inc.	Energy	Subordinated Debt(e)(f)	L + 362.5		4/1/2014	23,000	22,952	22,352	0.0%
Scitor Corp.	Capital Goods	Senior Debt(e)(g)	L + 350	1.50%	2/15/2017	23,310	23,255	22,203	0.0%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)(g)(h)	L + 350	1.50%	12/31/2016	113,219	107,480	111,662	0.2%
		Senior Debt(e)(h)	L + 750	1.50%	5/30/2017	907,195	882,412	898,123	1.4%
							989,892	1,009,785	1.5%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 225		6/13/2014	$348,178	$321,180	$329,899	0.5%
The SI Organization, Inc.	Capital Goods	Senior Debt(e)(g)	L + 325	1.25%	11/22/2016	187,907	175,980	177,572	0.3%
Sinclair Television Group, Inc.	Media	Subordinated Debt(e)(f)	8.38%		10/15/2018	27,000	28,364	27,877	0.0%
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	4/9/2016	16,179	15,723	15,125	0.0%
SNL Financial, LC	Commercial & Professional Services	Senior Debt(e)(g)(h)	L + 700	1.50%	8/17/2018	709,520	712,180	707,746	1.1%
Solutia, Inc.	Materials	Subordinated Debt(e)(f)	7.88%		3/15/2020	120,000	126,355	130,500	0.2%
The Sports Authority, Inc.	Retailing	Senior Debt(e)(g)	L + 600	1.50%	11/16/2017	1,413,097	1,366,092	1,367,171	2.1%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,275,043	2,230,502	3.4%
Sprint Nextel Corp.	Telecommunication Services	Subordinated Debt(e)(f)	8.38%		8/15/2017	664,000	574,028	595,110	0.9%
SSI Investments II, Ltd.	Software & Services	Subordinated Debt(e)	11.13%		6/1/2018	1,422,000	1,512,863	1,503,765	2.3%
Symphony / IRI Group, Inc.	Commercial & Professional Services	Senior Debt(e)(g)	L + 375	1.25%	12/1/2017	20,023	19,610	19,914	0.0%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)(g)	L + 650	1.25%	9/25/2017	333,726	$314,266	$333,726	0.5%
TowerCo Finance, LLC	Real Estate	Senior Debt	L + 375	1.50%	2/2/2017	30,333	29,710	30,345	0.0%
TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%		6/15/2018	1,403,000	1,559,885	1,602,927	2.5%
Triple Point Technology, Inc.	Software & Services	Senior Debt(e)	L + 650	1.50%	10/27/2017	200,566	192,696	201,067	0.3%
Univar, Inc.	Materials	Senior Debt(e)(g)	L + 350	1.50%	6/30/2017	962,906	933,677	931,010	1.4%
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)(h)	L + 450	1.50%	7/23/2016	1,443,750	1,427,658	1,429,312	2.2%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(g)	L + 250		6/30/2014	147,590	136,713	140,358	0.2%
		Subordinated Debt(e)	10.25%CASH or		7/15/2015	3,051,000	3,155,464	3,150,157	4.8%
			11.25% PIK				3,292,177	3,290,515	5.0%
Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(f)	7.75%		9/15/2018	1,225,000	1,218,819	1,251,031	1.9%
West Corp.	Software & Services	Senior Debt	L + 425		7/15/2016	5,000	4,846	4,979	0.0%
		Subordinated Debt(e)(g)	7.88%		1/15/2019	1,743,000	1,730,393	1,729,927	2.7%
		Subordinated Debt(e)	8.63%		10/1/2018	2,600,000	2,646,996	2,626,000	4.0%
							4,382,235	4,360,906	6.7%
Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 750	2.00%	8/11/2016	500,000	499,608	498,905	0.8%
Zayo Group, LLC	Telecommunication Services	Senior Debt(e)(g)	L + 550	1.50%	12/1/2016	2,749,427	2,715,285	2,740,835	4.2%
		Senior Debt(e)(g)	10.25%		3/15/2017	1,549,000	1,649,012	1,653,557	2.5%
							4,364,297	4,394,392	6.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Total Non-Control/Non-Affiliate Investments							$106,111,246	$106,589,757	163.6%
Short Term Investments—11.8%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.11%(k)		NA	6,541,055	6,541,055	6,541,055	10.0%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.15%(k)		NA	1,173,697	1,173,697	1,173,697	1.8%
Total Short Term Investments							7,714,752	7,714,752	11.8%
TOTAL INVESTMENTS —175.4%(l)							$113,825,998	114,304,509	175.4%
LIABILITIES IN EXCESS OF OTHER ASSETS—(75.4%)								(49,141,780)	-75.4%
NET ASSETS—100.0%								$65,162,729	100.0%

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

(m)	Denominated in U.S. Dollars unless otherwise noted.

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

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”) (collectively the “Advisors”), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and monitoring the Company’s investment portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

The Company is currently selling shares of its common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) and it is offering to sell, on a continuous basis, shares of common stock for approximately $1.6 billion (150 million shares at an offering price of $10.85 per share) (the “Offering”). The Registration Statement was declared effective by the SEC on April 4, 2011 and the Company commenced its Offering. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011.

As of June 30, 2012, the Company had one wholly owned financing subsidiary, CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money to invest in portfolio companies.

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

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits, repurchase agreements, foreign currency, and highly liquid investments with original maturities of three months or less.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors, with the assistance of the Company’s Advisors and officers, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors. The board of directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 also defines hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and the hierarchical levels are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives are generally included in Level 1. The Company does not adjust the quoted price for these investments. The Company's money market fund/short term investment funds and foreign currency are included in this category.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts and certain over-the-counter derivatives.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are corporate bonds, corporate loans and common stock investments that lack observable market pricing.

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

The Company has implemented Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends the existing fair value guidance within ASC Topic 820.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statement of operations.

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment. Loan origination fees received in connection with the closing of investments are accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, unamortized original issue discount, and unamortized market discounts are recorded as interest income.

The Company has investments in debt securities which contain a contractual payment-in-kind, or PIK, interest provision. If the borrower elects to pay, or is obligated to pay, PIK interest, and if deemed collectible in management’s judgment, then the PIK interest is computed at the contractual rate specified in the investment’s credit agreement, the computed PIK interest is added to the principal balance of the investment, and the computed PIK interest is recorded as interest income.

Loans or debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed when a loan or a debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These amounts are initially recorded as deferred financing costs on the condensed consolidated statements of assets and liabilities and then subsequently amortized over the contractual term of the credit facility as interest expense.  Deferred financing costs are stated separately on the Company's condensed consolidated statements of assets and liabilities.

Paid In Capital - The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Foreign Currency Translation, Transactions and Gains/Losses - Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the rates of exchange prevailing on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts and other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation on the condensed consolidated statements of operations. Unrealized appreciation (depreciation) on foreign currency forward contracts is also reported as separate line items on the condensed consolidated statements of assets and liabilities.

Management Fees - The Company accrues for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee associated with net realized gains is earned and payable to the Advisors can only be made at the end of the calendar year. The components of performance-based incentive fees are combined and expensed on the condensed consolidated statement of operations and accrued on the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Organization and Offering Expenses - Organization expenses, including reimbursement payments to Advisors, are expensed on the Company’s condensed consolidated statement of operations. Continuous offering expenses, including reimbursement payments to Advisors, but excluding commission and marketing support fees, are accumulated monthly and capitalized on the condensed consolidated statements of assets and liabilities as deferred offering expenses and then subsequently expensed over a 12-month period.

Earnings per Share - Earnings per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.

Dividends and Distributions - Dividends and distributions are declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The ex-dividend date for the Company’s common stock is the same as the record date. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the public offering price on the distribution payment date, net of commissions and marketing support fees, rather than receiving the cash distribution.

Federal Income Taxes - The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes in the future.

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this excess taxable income.

 3.           Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The fair value of senior and subordinated debt investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

Investment purchases, sales and principal payments/paydowns are summarized below for the three months and six months ended June 30, 2012.  These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) purchase and sale transactions.  The Company did not hold any investments prior to July 1, 2011.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Investment purchases, at cost	$208,485,240	$344,500,850
Investment sales, proceeds	17,265,916	38,811,976
Principal payments/paydowns, proceeds	7,028,546	9,401,188

At June 30, 2012, none of the Company’s debt investments were on non-accrual status (in default).

As of June 30, 2012, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$277,527,322	$278,812,226	68.7%	98.2%
Subordinated debt securities	125,819,845	126,505,550	31.2	44.5
Total debt securities	403,347,167	405,317,776	99.9	142.7
Common stock	448,908	480,331	0.1	0.2
Subtotal	403,796,075	405,798,107	100.0%	142.9
Short term investments	10,712,703	10,712,703		3.7
Total investments	$414,508,778	$416,510,810		146.6%

At December 31, 2011, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$71,398,157	$71,609,433	67.2%	109.9%
Subordinated debt securities	34,613,494	34,877,800	32.7	53.5
Total debt securities	106,011,651	106,487,233	99.9	163.4
Preferred stock	99,595	102,524	0.1	0.2
Subtotal	106,111,246	106,589,757	100.0%	163.6
Short term investments	7,714,752	7,714,752		11.8
Total investments	$113,825,998	$114,304,509		175.4%

The industry composition, geographic dispersion, and local currencies of the Company's investment portfolio at fair value, excluding short-term investments, as of June 30, 2012 and December 31, 2011 was as follows:

Industry Composition	June 30, 2012	December 31, 2011
Media	17.5%	8.1%
Software & Services	12.4	14.6
Capital Goods	10.4	3.4
Materials	7.9	3.4
Health Care Equipment & Services	7.1	6.9
Retailing	7.0	12.6
Insurance	6.8	2.4
Technology Hardware & Equipment	5.7	4.6
Diversified Financials	4.7	7.8
Telecommunication Services	3.8	9.0
Consumer Services	3.7	4.9
Remaining Industries	13.0	22.3

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	94.3%	97.4%
United Kingdom	1.5	1.5
Canada	1.4	1.1
Luxembourg	1.1	—
Remaining Countries	1.7	<0.1

Total	100.0%	100.0%

Local Currency
U.S. Dollar	97.7%	99.0%
Euro	2.3	1.0
British Pound Sterling	<0.1	—

Total	100.0%	100.0%

(1)   The geographic dispersion is determined by the portfolio company’s country of domicile.

During the period ended June 30, 2012, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

4.           Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market exchange rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with creditworthy counterparties.

There were no open foreign currency forward contracts at December 31, 2011.  At June 30, 2012, the details of the Company's open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2012	Unrealized Appreciation/ (Depreciation)
EUR	Nov. 29, 2012	5,300,000 Sold	$6,644,080	$6,718,222	$(74,142)
EUR	Jan. 3, 2013	2,300,000 Sold	2,917,964	2,916,812	1,152
Total			$9,562,044	$9,635,034	$(72,990)

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$261,911,439	$16,900,787	$278,812,226
Subordinated debt securities	—	119,445,265	7,060,285	126,505,550
Common stock	—	—	480,331	480,331
Subtotal	—	381,356,704	24,441,403	405,798,107
Short term investments	10,712,703	—	—	10,712,703
Total	$10,712,703	$381,356,704	$24,441,403	$416,510,810

Derivative Type
Foreign currency forward contracts	$—	$(72,990)	$—	$(72,990)

	December 31, 2011
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$66,957,496	$4,651,937	$71,609,433
Subordinated debt securities	—	33,914,267	963,533	34,877,800
Preferred stock	102,524	—	—	102,524
Subtotal	102,524	100,871,763	5,615,470	106,589,757
Short term investments	7,714,752	—	—	7,714,752
Total	$7,817,276	$100,871,763	$5,615,470	$114,304,509

At June 30, 2012, the Company held 13 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $24,441,403 and 5.9% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2012 were as follows:

Asset Group	Fair Value	Valuation Techniques (1)	Unobservable Input (2)	Range (Weighted Average)
	$9,825,030	Broker Quotes	Mid price	98.875-100.3125 (99.725)
		Broker Quotes	Mid price	97.5-101.0 (98.0)
Senior debt securities			Yield-to-maturity	6.1-8.4% (7.9%)
	7,075,757	Market Comparables	Discount margin	524-771 bps (719 bps)
			Net EBITDA multiple	2.1-3.4x (2.3x)
			Illiquidity discount	0.6-1.0% (0.9%)
		Broker Quotes	Bid price	102.33 (NA)
			Yield	12.65-15.3% (14.2%)
		Market Comparables	Discount margin	1115-1450 bps (1305 bps)
Subordinated debt securities	7,060,285		Leverage EBITDA multiple	5.3x (NA)
			Illiquidity discount	2% (NA)
		Discounted Cash Flow	Weighted avg. cost of capital	12.0% (NA)
		Trade Price Indexing	Index option adjusted spread	+53 bps (NA)
			EBITDA multiple	13.9x (NA)
Common stock	480,331	Market Comparables	Illiquidity discount	15% (NA)
		Discounted Cash Flow	Weighted avg. cost of capital	12.8% (NA)
Total	$24,441,403		.

(1)
For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(2)	Weighted average amounts are based on the estimated fair values. If noted as NA, then the number of inputs is too few to compute the weighted average for the range.

The more significant unobservable inputs used in the fair value measurement of the Company’s senior and subordinated loan investments are quotes obtained from unaffiliated brokers. In the event that there are limited broker quotes, then the valuation process will further rely on the inputs from comparable investments and/or discounted cash flow analysis. Depending on the type of loan investment position held by the Company, the relative comparable value analysis may rely on any of (i) market yields, (ii) discount margin, (iii) illiquidity discount and (iv) leverage EBITDA multiples analysis to either confirm a single broker quote, or to generate a fair value in the absence of any broker quote.  Other significant unobservable inputs used in the fair value measurement of the Company’s investments are also disclosed in the table above.  Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

The following is a reconciliation for the three months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total
Fair Value Balance as of April 1, 2012	$8,560,560	$6,006,623	$448,908	$15,016,091
Purchases	10,487,336	1,120,486	—	11,607,822
Sales	—	—	—	—
Net realized gain	338	—	—	338
Net change in unrealized appreciation (1)	105,524	(67,137)	31,423	69,810
Principal reduction	(2,258,210)	—	—	(2,258,210)
Net discount accretion	5,239	313	—	5,552
Transfers into Level 3	—	—	—	—
Fair Value Balance as of June 30, 2012	$16,900,787	$7,060,285	$480,331	$24,441,403
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2012 (1)	$124,738	$(67,128)	$31,423	$57,610

(1)	Amount is included in the related amount on investments in the condensed consolidated statement of operations.

The following is a reconciliation for the six months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total
Fair Value Balance as of January 1, 2012	$4,651,937	$963,533	$—	$5,615,470
Purchases	14,185,435	7,090,290	448,908	21,724,633
Sales	—	—	—	—
Net realized gain	967	11,960	—	12,927
Net change in unrealized appreciation (1)	144,031	(6,328)	31,423	169,126
Principal reduction	(2,292,619)	(998,479)	—	(3,291,098)
Net discount accretion	9,969	(691)	—	9,278
Transfers into Level 3	201,067	—	—	201,067
Fair Value Balance as of June 30, 2012	$16,900,787	$7,060,285	$480,331	$24,441,403
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2012 (1)	$171,616	$(28,919)	$31,423	$142,697

(1)	Amount is included in the related amount on investments in the condensed consolidated statement of operations.

There were no investments held for the six month period ended June 30, 2011. One senior debt security was transferred into the Level 3 hierarchy during the six months ended June 30, 2012 and this investment was transferred at fair value as of the beginning of the period. This transfer from Level 2 to Level 3 was based on the observed lack of liquidity (i.e. insufficient number of broker quotes) based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying value of the revolving credit facility approximates its fair value and it would be classified as Level 2 with respect to the fair value hierarchy.

6.	Agreements and Related Party Transactions

The Company entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be reallowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

The Company entered into an investment advisory agreement with CNL (together with one amendment, the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets and it is computed and paid monthly. CNL also earns a performance-based incentive fee that is comprised of the following two parts: (i) a subordinated incentive fee on pre-incentive fee net investment income, and (ii) an incentive fee on capital gains. The subordinated incentive fee, paid quarterly if earned, is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive net investment income in excess of 2.1875% of average adjusted capital. The incentive fee on capital gains, paid annually if earned, is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis and (B) net of the aggregate amount of any previously paid incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the organization and offering expense reimbursement requirements did not reduce the overall amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement by the Company in future periods. Beginning February 1, 2012, the Company implemented an expense accrual rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting, maintaining required financial records, financial reporting, internal audit, preparations of report to the Company's board of directors and lenders, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. CNL may also enter into agreements with its affiliates for the performance of select administrative services or the retention of personnel.  The Company reimburses CNL and its affiliates for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the three and six month period ended June 30, 2012 and three and six month period ended June 30, 2011 are summarized below:

Related Party	Source Agreement	Description	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CNL Securities Corp.	Managing Dealer Agreement	Selling commissions and marketing support fees	$13,767,017	$199,750	$22,636,040	$199,750
CNL and KKR	Investment Advisory Agreement	Base management fees (investment advisory fees)	1,621,659	973	2,515,819	973
CNL and KKR	Investment Advisory Agreement	Performance-based incentive fees (1)	(342,279)	—	532,967	—
CNL and KKR	Investment Advisory Agreement	Organization and offering expenses reimbursement (2)	1,087,899	—	1,615,640	—
CNL	Administrative Services Agreement	Administrative and compliance services	199,597	12,639	318,415	12,639
(1)
During the six months ended June 30, 2012, the Company recorded performance-based incentive fee expense of $532,967, comprised of (i) $532,967 expense provision for incentive fee on capital gains and (ii) no expense provision for subordinated incentive fee on income. The incentive fee on capital gains was not earned by the Advisors nor payable to the Advisors as of June 30, 2012.

(2)
The Advisors received reimbursement payments for organization and offering expenses in the amount of $1,184,860 in the six months ended June 30, 2012, including $896,218 for organization expenses and $288,642 for offering expenses. The Company recorded a reimbursement payable to the Advisors in the amount of $430,780 for offering expenses as of June 30, 2012 which is included in other accrued expenses and liabilities on the condensed consolidated statements of assets and liabilities. During the six months ended June 30, 2012, the Advisors incurred $1,418,725 in additional offering costs. As of June 30, 2012, approximately $5.0 million was the net amount of offering expenses incurred by the Advisors, net of additional offering costs, reimbursement payments and amounts payable to the Advisors in the six months ended June 30, 2012.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to December 31, 2011. On December 16, 2011, the Company and the Advisors entered into an amendment to the Expense Support Agreement, effective January 1, 2012, that extended the terminal date of the Expense Support Payment Period to March 31, 2012 and reduced the Reimbursement Ratio from 100% to 65% of the Company’s Operating Expenses. The Amendment also redefined Operating Expenses as all operating costs and expenses paid or incurred by the Company, as determined under GAAP, including base advisory fees payable pursuant to the Investment Advisory Agreement, and excluding (i) performance-based incentive fees payable pursuant to the Investment Advisory Agreement, (ii) organization and offering expenses, and (iii) all interest costs related to borrowings for such period. On March 16, 2012, the Company and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the Reimbursement Ratio from 65% to 25% of the Company’s Operating Expenses.

Presented below is a summary of Expense Support Payments and the associated terminal eligibility dates for Reimbursement Payments for the year ending December 31, 2011 and the six months ended June 30, 2012.

Period	Expense Support Payments	Eligible for Reimbursement Payments through
Period ended December 31, 2011	$1,375,592	December 31, 2014
Six months ended June 30, 2012	1,590,221	December 31, 2015
Total	$2,965,813

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base advisory fees) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year and (iii) after January 1, 2013.  As of June 30, 2012 the Company has accrued $30,093 for Reimbursement Payment obligations and such amount has been recorded as (i) reimbursement of expense support on the condensed consolidated statement of operations and (ii) accrued reimbursement of expense support on the condensed consolidated statements of assets and liabilities.  As a result, the Other Operating Expense-to-average net asset ratio is equal to 1.91%, annualized.  The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period.  Management believes that additional liabilities for Reimbursement Payments are not probable as of June 30, 2012.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. As of June 30, 2012, management believes that the risk of incurring any losses for such indemnification is remote. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of June 30, 2012, management believes that the risk of incurring any losses for such indemnification is remote.

7.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase in Net Assets Per Share
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Numerator - net increase in net assets resulting from operations	$2,075,699	$—	$7,551,627	$—
Denominator - Weighted average shares outstanding	22,102,008	60,465	16,525,646	41,449
Basic/diluted net increase in net assets from operations per share (1)	$0.09	$—	$0.46	$—

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.	Distributions

The Company's board of directors declared distributions for 26 record dates in the six months ended June 30, 2012. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the six months ended June 30, 2012 are presented in the table below. There were no distributions for the six months ended June 30, 2011.

Distributions	Per Share	Amount	Allocation
For three months ended March 31, 2012 (13 record dates)	$0.19	$1,987,103
For three months ended June 30, 2012 (13 record dates)	0.19	4,107,381
Total Distributions for the six months ended June 30, 2012	$0.38	$6,094,484	100.0%
From Net Investment Income	$0.29	$4,854,946	79.7
From Realized Gains	0.09	1,239,538	20.3

For federal income tax purposes, the distributions paid to shareholders for the six months ended June 30, 2012 are expected to be fully taxable as ordinary income and management does not expect to classify any portion of the distributions as return of capital. The tax classification of the calendar year 2012 distributions will be finalized after the end of the calendar year and then reported to shareholders.

On June 29, 2012, the Company’s board of directors declared a distribution of $0.014606 per share for 13 record dates beginning July 3, 2012 and ending on September 25, 2012.

9.	Share Transactions

On January 4, 2012, January 23, 2012 and February 28, 2012, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $10.40, $10.65 and $10.85, respectively, to ensure that the associated net offering price per share, exclusive of sales load ($9.360, $9.585 and $9.765, respectively) equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

Transactions in shares of common stock were as follows for the six months ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Shares		Amount	Shares		Amount
Gross Proceeds from Offering	22,043,951		$236,694,465	266,750		$2,600,500
Commissions and Marketing Support Fees	—		(22,636,040)	—		(199,750)
Reinvestment of Distributions	344,681		3,348,013	—		—
Net Proceeds from Offering	22,388,632		$217,406,438	266,750		$2,400,750
Average Net Proceeds Per Share		$9.71			$9.00

10.           Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated condensed financial statements.

OPERATING PERFORMANCE PER SHARE	June 30, 2012	June 30, 2011
Net Asset Value, Beginning of Period - January 1	$9.21	$9.00
Net Investment Income (Loss), Before Expense Reimbursement (1)	0.20	(0.97)
Expense Reimbursement (1)	0.09	0.97
Net Investment Income (1)	0.29	0.00
Net Realized and Unrealized Gain (1)(2)	0.42	—
Net Increase Resulting from Investment Operations	0.71	—
Distributions from Net Investment Income (3)	(0.29)	—
Distributions from Realized Gains (3)	(0.09)	—
Net Decrease Resulting from Distributions to Common Shareholders	(0.38)	—
Capital share transactions -Issuance of common stock above net asset value (4)	0.10	—
Net Increase Resulting from Capital Share Transactions	0.10	—
Net Asset Value, End of Period - June 30	$9.64	$9.00

INVESTMENT RETURNS (for the six months ended June 30, 2012)
Total Investment Return-Net Price (5)	8.60%	0.00%
Total Investment Return-Net Asset Value (6)	8.77%	0.00%
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands)
Net Assets, End of Period	$284,026	$2,601
Average Net Assets (7)	$158,526	$373
Average Credit Facility Borrowings	$62,108	$—
Shares Outstanding, End of Period	29,462	289
Weighted Average Shares Outstanding	16,526	41

Ratios to Average Net Assets: (7)
Total Expenses Before Operating Expense Reimbursement	4.00%	10.80%
Total Expenses After Operating Expense Reimbursement	3.01%	0.00%
Net Investment Income	3.06%	0.00%
Portfolio Turnover Rate	16%	0%
Asset Coverage Ratio (8)	4.64	—

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the entire period may not agree with the change in the aggregate net realized and unrealized gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio securities.

(3)
The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.

(4)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(5)
Total investment return-net price is a measure of total return for shareholders who purchased the Company's common stock at the beginning of the period, including dividends paid or payable during the period.  Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then current market value is assumed to be equal to net asset value per share on the last day of the period. Total investment return is not annualized. The Company's performance changes over tie and currently be different than that shown above.  Past performance is no guarantee of future results.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company's common stock at the beginning and end of the period, including dividends paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then current market value is assumed to be equal to net asset value per share on the last day of the period. Total investment return-net asset value is not annualized. The Company's performance changes over tie and currently be different than that shown above.  Past performance is no guarantee of future results.

(7)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

11.	Revolving Credit Facility and Borrowings

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (including an amendment, the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement currently provides for borrowings in an aggregate amount up to $175 million on a committed basis, consisting of an initial borrowing commitment of $75 million (the "Tranche A Loans") and a second borrowing commitment of $100 million (the “Tranche B Loans"). The Credit Agreement contains an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of June 30, 2012 management believes that the Company was in compliance with the covenants of the revolving credit facility. The Company has incurred deferred financing costs of $278,920 in connection with obtaining and amending the revolving credit facility.

Revolving Credit Facility Summary

	Loan Tranche
	A	B	Total
Borrowing Commitment Amount	$75,000,000	$100,000,000	$175,000,000
Amount Borrowed as of January 1, 2012	25,340,000	—	25,340,000
Net Amount Borrowed-six months ended June 30, 2012	49,660,000	2,940,000	52,600,000
Amount Borrowed as of June 30, 2012	75,000,000	2,940,000	77,940,000
Unused Borrowing Commitment Balance as of June 30, 2012	$—	$97,060,000	$97,060,000
Unused Commitment Fee	0.75%	0.75%
Base Interest Rate (reset monthly)	30-day LIBOR	90-day LIBOR
Spread	1.70%	2.35%
Interest Rate/Annualized Interest Rate as of June 30, 2012	1.94%/1.97%	2.82%/2.86%
For the three months ended June 30, 2012:
Weighted Average Interest Rate	1.94%	2.82%	1.95%
Average Borrowings	$66,143,077	$473,846	$66,616,923
Direct Interest Expense	324,431	3,375	327,806
Unused Commitment Fees			149,226
Amortization of Deferred Financing Costs			36,548
Total Interest Expense			$513,580
For the six months ended June 30, 2012:
Weighted Average Interest Rate	1.95%	2.82%	1.96%
Average Borrowings	$61,871,209	$236,923	$62,108,132
Direct Interest Expense	610,602	3,375	613,976
Unused Commitment Fees			150,399
Amortization of Deferred Financing Costs			69,389
Total Interest Expense			$833,764

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2012 and 2011.

13.	Subsequent Events

On July 9, 2012, the Company commenced its quarterly share repurchase program and filed its tender offer statement with the SEC on Form TO. The Company is offering to repurchase up to 236,604 shares of common stock at a cash price of $9.64 per share and its offer is made upon the terms and subject to the conditions set forth in the Offer to Purchase. The Company’s offer to repurchase shares will expire on August 15, 2012.

As of August 10, 2012, the total amount borrowed under the revolving credit facility was $133,040,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or access credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers to borrow from us on favorable terms to us, and the ability of such borrowers to make payments to us under their respective loans terms and conditions with us. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K filing for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Our critical accounting policies are described in the notes to the condensed consolidated financial statements. Accordingly see Note 2 to the condensed consolidated financial statements for a description of critical accounting policies. We consider these accounting policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements. We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed consolidated financial statements.

EXECUTIVE OVERVIEW

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Formed as a Maryland corporation on June 9, 2010, our investment portfolio is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”), collectively, the “Advisors”, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis, and determining the amount of leverage employed in our investment portfolio. Both Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for us to operate.

Investment Objective and Investments

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the amount of equity capital we raise from offering common stock in our company, the amount of capital we may borrow under our revolving credit facility, the amount of debt and equity capital available at large from various potential capital providers to finance the business activities of portfolio companies, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions the general economic environment, and competitive environment for the types of investments we currently seek and intend to seek in the future.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rates. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.

Operating Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, and fund administrative expenses and third-party expenses incurred under the administrative services agreement. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

At June 30, 2012 ($ in millions except per share data)
Total Assets	$426.67
Adjusted Total Assets (Total Assets net of payable for investments purchased)	$364.19
Investment in Portfolio Companies	$405.80
Borrowings (under credit facility)	$77.94
Net Assets	$284.03
Average Net Assets	$158,52
Average Credit Facility Borrowings	$62,11
Increase in Total Assets since December 31, 2011 (not annualized)	+267%
Increase in Net Assets since December 31, 2011 (not annualized)	+336%
Net Asset Value Per Share	$9.64
Asset Coverage Ratio ((Borrowings + Net Assets)/Borrowings)	4.64
Leverage Ratio (Borrowings/Adjusted Total Assets)	21%

Portfolio Activity for the Six Months Ended June 30, 2012 ($ in millions except per share data)
Cost of Investments purchased	$344.50
Sales, principal payments and other exits	$48.21
Net change in portfolio companies	+31
Number of portfolio companies at end of period	141
Net investment income before incentive fees	$5.31
Net investment income	$4.85
Net realized gains on investments and foreign currency transactions	$1.31
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:	$1.39
Net increase in net assets from operations	$7.55
Total distributions declared	$6.09
Distributions covered by accumulated taxable ordinary income (tax basis)	$6.09
Net investment income before incentive fees per share	$0.33
Net investment income per share	$0.29
Earnings per share	$0.46
Distributions declared per share outstanding for the entire period	$0.38

Common Stock Offering Summary for the Six Months Ended June 30, 2012 ($ in millions except per share data)
Gross Proceeds	$236.69
Net Proceeds to Company	$214.06
Average net proceeds per share	$9.71
Shares issued in connection with Offering	22.04
Increase in number of shares outstanding (not annualized)	317%

BUSINESS ENVIRONMENT

During the first six months of 2012, we continued to see widespread macroeconomic concerns arising from fiscal issues in the United States and Europe and persistent signs of weakness in global economic growth. The global economic situation created volatility in the capital markets, especially during the second quarter of 2012 as the S&P 500 decreased 2.75%. As it relates to the credit markets, this situation contributed to an impactful decline in the beginning of the second quarter of 2012 for the Merrill Lynch High Yield Master II Index, a primary measure of subordinated debt, and the S&P/LSTA Leveraged Loan Index. However, both indices showed great resilience on a total return basis by ending the second quarter with positive total returns of 1.81% and 0.75%, respectively. Additionally for the first the first six months of 2012, the Merrill Lynch High Yield Master II Index registered a total return of 7.05% and the S&P/LSTA Index also performed well by increasing 4.54%.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended June 30, 2012

On July 1, 2011, we commenced investment operations and began executing on our strategy of investing primarily in the debt securities of privately-owned U.S. companies. During the three months ended June 30, 2012, we acquired investment positions in portfolio companies totaling $208.49 million, we sold investment positions totaling $17.27 million and we collected principal payments of $7.03 million. As of June 30, 2012, our investment portfolio consisted of investment interests in 141 portfolio companies, for a total fair value of $405.80 million and an associated cost basis of $403.80 million. During the three months ended June 30, 2012, we added 34 new portfolio companies with an aggregate investment of approximately $100.3 million, we completely exited from our investment positions in seven portfolio companies that had been held in the investment portfolio at March 31, 2012 and one portfolio company was consolidated into another.

None of our portfolio investments was non-accrual or in default as of June 30, 2012.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2012.

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$277,527,322	$278,812,226	68.7%	98.2%
Subordinated debt securities	125,819,845	126,505,550	31.2	44.5
Total debt securities	403,347,167	405,317,776	99.9	142.7
Common stock	448,908	480,331	0.1	0.2
Subtotal	403,796,075	405,798,107	100.0%	142.9
Short term investments	10,712,703	10,712,703		3.7
Total investments	$414,508,778	$416,510,810		146.6%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 99.6% of par value. At June 30, 2012, 49.0% of our debt investments featured floating interest rates, generally index based on London Interbank Offered Rate (“LIBOR”), and 51.0% of our debt investments featured fixed interest rates. Approximately 82% of our floating rate debt investments featured interest rate floors with an average interest rate floor of 1.53%.

All of our floating rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon spread to LIBOR of our floating rate debt investment sub-portfolio was 579 basis points as of June 30, 2012 and 468 basis points as of December 31, 2011; the weighted average years to maturity was 5.2 years as of June 30, 2012, as compared to 4.9 years as of December 31, 2011. As of June 30, 2012, our fixed rate debt investment sub-portfolio had a weighted average coupon of 9.6% as compared to 9.3% as of December 31, 2011; the average years to maturity was 5.3 years as of June 30, 2012 and December 31, 2011. Weighted average coupon, coupon spreads and weighted average years to maturity are calculated based on par values.

The following table summarizes our top ten portfolio companies as measured by fair value as of June 30, 2012:

		Fair Value	% of Inv.		Interest	Base Rate	Maturity
Portfolio Company	Industry	($ millions)	Portfolio	Investments	Rate (1)	Floor	Date
Catalina Marketing Corp.	Media	$18.75	4.6%	Senior Debt	L+550		9/29/2017
				Subordinated Debt	10.50%		10/1/2015
				Senior Debt	L+450		6/13/2017
HUB International, Ltd.	Insurance	17.89	4.4	Senior Debt	L+475	2.00%	12/13/2017
				Subordinated Debt	9.00%		12/15/2014
				Subordinated Debt	10.25%		6/15/2015
Data Device Corp.	Capital Goods	15.78	3.9	Senior Debt	L+950	1.25%	7/11/2019
				Senior Debt	L+600	1.50%	7/11/2018
Newport Television, LLC	Media	12.74	3.1	Senior Debt	L+675	3.00%	9/14/2016
Guitar Center, Inc.	Retailing	11.49	2.8	Senior Debt	L+525		4/9/2017
Wastequip, LLC	Materials	11.23	2.8	Senior Debt	L+675	1.50%	12/15/2017
Good Sam Enterprises, LLC	Media	10.52	2.6	Senior Debt	11.50%		12/1/2016
				Senior Debt	10.50%		11/1/2018
Kinetic Concepts, Inc.	Health Care Equipment & Services	10.46	2.6	Senior Debt	L+525	1.25%	5/4/2018
				Senior Debt	L+525	1.25%	11/4/2016
Education Management, LLC	Consumer Services	10.43	2.6	Senior Debt	L+700	1.25%	3/30/2018
				Subordinated Debt	8.75%		6/1/2014
TL Acquisitions, Inc.	Media	9.89	2.4	Senior Debt	11.50%		4/15/2020
				Subordinated Debt	10.50%		1/15/2015
Total		$129.17	31.8%
(1) “L” is the three month LIBOR. For example, the interest rate of L+550 is equal to the sum of (i) LIBOR on the interest reset date and (ii) 5.5%.

We have implemented a modest currency hedging strategy to compensate us for declines in the value of the Euro relative to the US dollar. At June 30, 2012, we held four investment positions in debt securities denominated in Euro totaling €8,813,000 in principal amount. Concurrently we held two foreign exchange forward contracts for the sale of €7,600,000 in approximately five and six months from June 30, 2012 at settlement date currency exchange rates that range between €1.0/US$ 1.2536 and €1.0/US$ 1.26868.

The table below presents a diversification summary of our portfolio company investments arranged by industry classifications at June 30, 2012 and December 31, 2011. As of June 30, 2012, our investment portfolio of 141 portfolio companies was diversified across 23 industry classifications, as compared to our investment portfolio as of December 31, 2012 that consisted of 110 portfolio companies diversified across 24 distinct industry classifications.

Industry Classification	June 30, 2012	December 31, 2011
Media	17.5%	8.1%
Software & Services	12.4	14.6
Capital Goods	10.4	3.4
Materials	7.9	3.4
Health Care Equipment & Services	7.1	6.9
Retailing	7.0	12.6
Insurance	6.8	2.4
Technology Hardware & Equipment	5.7	4.6
Diversified Financials	4.7	7.8
Telecommunication Services	3.8	9.0
Consumer Services	3.7	4.9
Pharmaceuticals, Biotechnology & Life Sciences	2.5	5.0
Commercial & Professional Services	2.2	3.2
Energy	2.1	3.3
Food & Staples Retailing	1.8	2.5
Transportation	1.6	3.4
Remaining Industries (7/8)	2.8	4.9

Total	100.0%	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from (i) the net proceeds from our continuous public offering of common stock (the “Offering”) (ii) borrowing funds under a revolving credit facility, (iii) interest income, dividends, fees earned from our portfolio investments, and principal payments, and (iv) proceeds from sales of our portfolio investments. Net proceeds from our Offering are our primary source of capital to expand our investment portfolio of portfolio companies; interest income, net of expenses, is our primary source of cash to pay distributions to our shareholders.

Offering of Common Stock

On June 23, 2010, we filed a registration statement with the SEC on Form N-2 (as amended and supplemented, the “Registration Statement”) to register the Offering. The Offering, which relates to the sale of up to $1.6 billion of shares of common stock (150 million shares at an offering price of $10.85 per share, as amended), commenced on April 4, 2011 when the Registration Statement was declared effective. We raised net proceeds of $132.3 million in the three months ended June 30, 2012 and $281.8 million since the start of our Offering, including the reinvestment of distributions into shares of our common stock. Nearly all of this equity capital has been employed to acquire investment positions in portfolio companies.

Credit Facility

We borrow funds to invest alongside the equity capital proceeds of our Offering to increase our investment positions in portfolio companies and to further diversify the number of portfolio company investment positions.  In 2011, our wholly owned subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its investment portfolio. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. All amounts borrowed under the revolving credit facility will mature, and all accrued and unpaid interest thereunder, will be due and payable on August 22, 2013.

The Credit Agreement currently provides for borrowings in an aggregate amount up to $175 million on a committed basis with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. We have incurred costs of $0.28 million in connection with obtaining the credit facility and amending the Credit Agreement, primarily consisting of legal fees.

Tranche A Loans ($75 million commitment) generally bear interest based on one-month adjusted LIBOR plus a spread of 1.70% per annum. Tranche B Loans ($100 million commitment) generally bear interest based on a three-month adjusted LIBOR plus a spread of 2.35% per annum. The interest rates are reset monthly and interest is payable monthly in arrears. We incur a continuing unused commitment fee of 0.75% per annum on any unused commitment balances.

During the three months ended June 30, 2012, we increased our net borrowing balance by $14.2 million. As of June 30, 2012, $75.0 million was borrowed and outstanding as Tranche A Loans and $2.94 million was borrowed and outstanding as Tranche B Loans. The unused commitment balance was $97.06 million under the Tranche B Loans commitment. As of June 30, 2012, the ratio of credit facility borrowings-to-adjusted total assets was 21%. (Adjusted total assets is equal to total assets excluding payable for investments purchased.)  This represented a material reduction in our portfolio leverage since March 31, 2012, which then recorded a borrowings-to-adjusted total assets ratio of 29%. We will continue to draw on the revolving credit facility and combine borrowed funds with equity capital to increase and expand our investment positions in portfolio companies. Additionally, we may further increase the aggregate maximum credit commitment in the future beyond the current commitment level of $175 million.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash; shareholders may elect to reinvest their monthly distributions in additional shares of our common stock pursuant to the terms our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan will nevertheless remain taxable for U.S. shareholders.

    We anticipate our distributions for the current year, in the aggregate, will be substantially supported by taxable ordinary income and realized gains.  We paid total distributions of $4.11 million and $6.09 million for the three-month and six-month periods ended June 30, 2012 respectively. We also estimate that 100% of the total distributions paid in the six months ended June 30, 2012 were comprised of taxable ordinary income. We did not use equity capital or borrowed funds to pay distributions and our shareholders did not incur a return of capital in connection with paid distributions.

Distributions	Per Share	Amount	Allocation
For three months ended March 31, 2012 (13 record dates)	$0.19	$1,987,103
For three months ended June 30, 2012 (13 record dates)	0.19	4,107,381
Total Distributions for the six months ended June 30, 2012	$0.38	$6,094,484	100.0%
From Net Investment Income (GAAP basis)	$0.29	$4,854,946	79.7
From Realized Gains (GAAP basis)	0.09	1,239,538	20.3

Tax Allocation as of June 30, 2012 (1)
From Ordinary Income	0.38	6,094,484	100.0%

(1)
For federal income tax purposes, the distributions paid to shareholders for the six months ended June 30, 2012 are expected to be fully taxable as ordinary income and management does not expect to classify any portion of the distributions as return of capital. The tax classification of the calendar year 2012 distributions will be finalized after the end of the calendar year and then reported to shareholders.

Our shareholders who held our common stock during the entire three months and six months ended June 30, 2012 received distributions of $0.189878 per share and $0.375578 per share, respectively.  The annualized distribution rate was consistently 7.0% of our public offering price for shares of common stock. The following table provides the details of cash distributions per share that we have declared and paid on our shares of common stock during the six months ended June 30, 2012.

Distribution Record Date	Distribution Payment Date	Distribution Amount Per Share
January 3, 2012	February 1, 2012	$ 0.013798
January 10, 2012	February 1, 2012	0.013798
January 17, 2012	February 1, 2012	0.014000
January 24, 2012	February 1, 2012	0.014000
January 31, 2012	February 1, 2012	0.014336
February 7, 2012	February 29, 2012	0.014336
February 14, 2012	February 29, 2012	0.014336
February 21, 2012	February 29, 2012	0.014336
February 28, 2012	February 29, 2012	0.014336
March 6, 2012	March 28, 2012	0.014606
March 13, 2012	March 28, 2012	0.014606
March 20, 2012	March 28, 2012	0.014606
March 27, 2012	March 28, 2012	0.014606
April 3, 2012	April 25, 2012	0.014606
April 10, 2012	April 25, 2012	0.014606
April 17, 2012	April 25, 2012	0.014606
April 24, 2012	April 25, 2012	0.014606
May 1, 2012	May 30, 2012	0.014606
May 8, 2012	May 30, 2012	0.014606
May 15, 2012	May 30, 2012	0.014606
May 22, 2012	May 30, 2012	0.014606
May 29, 2012	May 30, 2012	0.014606
June 5, 2012	June 27, 2012	0.014606
June 12, 2012	June 27, 2012	0.014606
June 19, 2012	June 27, 2012	0.014606
June 26, 2012	June 27, 2012	0.014606
Total		$0.375578

RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Set forth below are our results of operations for the three months ended June 30, 2012 and June 30, 2011.  Our business operations started on June 17, 2011 and our portfolio investment activity commenced on July 1, 2011. As a result, the foundation of comparison with the three months ended June 30, 2011 is very limited. Our investment portfolio growth since July 1, 2011 is due the growth in equity capital, and this growth in both capital available for investment and investment activity primarily accounted for the significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the three months ended June 30, 2012 was $6.25 million, consisting primarily of interest income. Incremental amounts of equity capital were deployed throughout the three-month period ended June 30, 2012 in the acquisition of portfolio investments as we received net proceeds from our Offering on a weekly basis. Our investment portfolio nearly doubled in size during the three months ended June 30, 2012 and, accordingly, we believe that reported investment income for the three months ended June 30, 2012 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental net investment activity during each quarter, and (ii) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital available to us for investment purposes from our Offering.  We did not generate any investment income in the three months ended June 30, 2011.

Operating expenses

Operating expenses, before Expense Support Payments and Reimbursement Payments, were $3.13 million for the three months ended June 30, 2012. Investment advisory fees and performance-based incentive fees totaled $1.28 million, or 41% of total operating expenses.  We also recorded a $0.34 million reduction to performance-based incentive fees expenses.  This expense reduction was directly attributable to our net realized and unrealized loss of approximately $1.64 million in the three months ended June 30, 2012, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized gains (losses). Furthermore, $0.60 million in operating expenses was offset by the netting of (i) Expense Support Payments and (ii) the accrual of probable Reimbursement Payments for prior Expense Support Payments, resulting in net operating expenses of $2.54 million for the three months ended June 30, 2012. During the three months ended June 30, 2012, Expense Support Payments was pegged at 25% of operating expenses excluding (i) performance-based incentive fees, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness.  We incurred $0.04 million in total operating expenses for the three-month period ended June 30, 2011, of which 100% was then offset by Expense Support Payments.  This operating expense level for the three months ended June 30, 2011 merely represented the initial phase of start-up business operations and before the onset of any portfolio investment activity.

    We continued with our expense accrual rate of 0.75% of gross offering proceeds to reimburse for organization and offering expenses incurred by the Advisors. During the three months ended June 30, 2012, we made reimbursement payments to the Advisors in the amount of (i) $0.37 million for organization expenses and (ii) $0.7 million of offering expense reimbursements were capitalized as deferred offering expenses and then reduced by $0.08 million for the amortization of offering expenses on the condensed consolidated statement of operations.

    As of June 30, 2012, the interest rate for Tranche A and B Loans was 1.94% and 2.82%, respectively, exclusive of any unused commitment fees and the amortization of deferred financing costs related to establishing the credit facility. The weighted average interest rate for the three months ended June 30, 2012, exclusive of any unused commitment fees and of other deferred financing costs related to establishing the credit facility, was 1.95%. For the three month-month period ended June 30, 2012, we incurred total interest cost, including direct interest expense, unused commitment fees and amortization of deferred financing costs, of $0.51 million in connection with borrowings under the Tranche A and B Loans commitments. We did not have any credit arrangements to borrow capital in the three-month period ended June 30, 2011. (See "Note 11. Revolving Credit Facility and Borrowings" of our condensed consolidated financial statements for additional information regarding the revolving credit facility.)

    We consider the following expense categories to be relatively stable in the near term: administrative services, directors’ fees and expenses, insurance policy premiums, and a component of other operating expenses related to compliance services and investor services. Gradual increasing operating expenses include custodian and accounting fees, fund administration costs and revolving credit facility administration costs that are initially tied to minimum base fees coupled with contractual provisions that increase the compensation to third party service providers as the consolidated asset base of our Company increases. Variable operating expenses that may increase and decrease over sequential periods include professional services, investment advisory fees, performance-based incentive fees, and interest expense. Step-up increasing operating expenses include transfer agency services, administrative transfer agency support services, and shareholder reporting services. We expect certain operating expenses to continue to increase at a faster rate relative to fixed operating costs, either in connection with the growth in (i) the leveraged asset base (investment advisory fees and interest expense), (ii) the number of open shareholder accounts (transfer agency services, transfer agency support services, and shareholder reporting services) and (iii) the complexity of our investment processes and portfolio holdings, the reporting on our financial condition and capital structure, and the arrangement of additional borrowing capacity (financial reporting, audit and legal professional services).

Net investment income

Net investment income was $3.71 million for the three months ended June 30, 2012, or approximately $0.17 per share. Net investment income before incentive fees was $3.37 million over the same period, or $0.15 per share. There was no net investment income in the three month period ended June 30, 2011 due to the absence of investment income coupled with no net expenses after considering the impact of 100% in expense support payments.

Net realized gain

Net realized gain of $0.59 million for the three months ended June 30, 2012 was the result of $0.54 million from realized gain on investments and $0.05 million in net realized gain on foreign currency transactions.

Net unrealized depreciation
    For the three months ended June 30, 2012, there was a decrease in net unrealized depreciation of $2.22 million, comprised of a change in net unrealized depreciation on investments of $2.10 million and a change in net unrealized depreciation on foreign currency translation $0.13 million. Market-wide price movements and valuations changes are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. We did not record any unrealized appreciation or depreciation for the three months ended June 30, 2011.

Net increase in net assets resulting from operations
    We recorded an increase in net assets resulting from operations for the three months ended June 30, 2012 of $2.08 million. The increase primarily reflects (i) the increase in net investment income, (ii) some modest lift from realized gains and (iii) reduction in net assets attributable to the net unrealized depreciation for the three months ended June 30, 2012.  We did not record any net increase in net assets resulting from operations for the three months ended June 30, 2011.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Investment income

We generated investment income of $9.63 million for the six months ended June 30, 2012, primarily consisting of interest earned on senior and subordinated debt investments held in our portfolio. We did not record any investment income for the six months ended June 30, 2011. This comparative increase in investment income is due to the growth of our portfolio since commencing operations in July 2011. The level of interest income we receive is directly related to (i) our rate of investing equity capital and borrowed funds into the investment securities of portfolio companies, (ii) the weighted average balance of interest-bearing investments throughout the period, and (iii) the weighted average yield of our investments.

Operating expenses

Our total operating expenses were $6.34 million and $0.04 million for the six months ended June 30, 2012 and 2011, respectively. Our operating expenses included $2.52 million in base management fees attributed to the investment advisory services of CNL and KKR for the six months ended June 30, 2012. Base management fees were negligible for the six months ended June 30, 2011.  Our operating expenses also include administrative services expenses attributed to CNL of $0.32 million and $0.01 million for the six months ended June 30, 2012 and 2011, respectively.

Our Advisors are eligible to receive incentive fees based on performance. We recorded incentive fee expense of $0.53 million for the six months ended June 30, 2012. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized. The determination of the actual amount due and payable to the Advisors is conducted at the end of the calendar year The Advisors have not received any payment of incentive fees on capital gains since the inception of the Company.

We recorded interest expense of $0.83 million for the six months ended June 30, 2012 and 2011 in connection with borrowing under our revolving credit facility which became effective on August 23, 2011.  Professional services expenses, primarily consisting of audit and legal fees, grew to $0.56 million in the six months ended June 30, 2012 as compared to trace expenses in the six months ended June 30, 2011, reflecting (i) an increase in routine external audit services and (ii) legal services in connection with our SEC exemptive relief application and the arrangement of our credit facility.

As our asset base and number of investors have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts.  During the six months ended June 30, 2012, the ratio of operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses) to average net assets was 1.91%. We generally expect operating expenses to remain relatively stable as a percentage of our total assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense support payments were $1.59 million and $0.04 million for the six months ended June 30, 2012 and 2011, respectively. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012 at this time. (See "_Contractual Agreements, Expense Support Agreement, below for further details about the Expense Support Agreement.)  Additionally, we accrued $0.03 million as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $3.0 million as of June 30, 2012. The Reimbursement Payment obligation, when combined with Other Operating Expenses, results in an Other Operating Expense ratio of 1.91% as a percentage of average weighted net assets as of June 30, 2012 on an annualized basis. (See "Note 6. Agreements and Related Party Transactions" included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

    Our net investment income totaled $4.85 million ($0.29 per share) for the six months ended June 30, 2012 and none for the six months ended 2011.

Net realized gain

We sold investments and received principal payments of $38.8 million and $9.40 million, respectively, during the six months ended June 30, 2012, from which we realized net gains of $1.27 million. Foreign currency transactions contributed an additional $0.04 million in realized gains. For the six months ended June 30, 2011, we had no realized gains or losses since investment operations had not commenced.

Net unrealized appreciation or depreciation

    For the six months ended June 30, 2012, the net change in unrealized appreciation on investments totaled $1.52 million and the net change in unrealized loss on foreign currency translation totaled $0.14 million. This change in unrealized appreciation on investments was primarily driven by the market appreciation, including tighter credit spreads, as reflected in several investment positions held in our portfolio. For the six months ended June 30, 2011, there was no net change in unrealized appreciation (depreciation) on investments and foreign currency translation.

Net increase in net assets resulting from operations

For the six months ended June 30, 2012, the net increase in net assets resulting from operations was $7.55 million ($0.46 per share) compared to no net increase in net assets resulting from operations during the six months ended June 30, 2011.

Net Assets, Net Asset Value per Share and Total Investment Return

Net assets increased $218.86 million during the six-month period ended June 30, 2012. The most significant increase in net assets during the six months ended June 30, 2012 was attributable to the new issuance of shares of common stock and reinvestment of distributions in the combined amount of $217.41 million. Net investment income contributed $4.85 million to the growth in net assets during the six months ended June 30, 2012. Other increases in net assets were attributable to (i) unrealized appreciation on investments of $1.39 million and (ii) realized gains of $1.31 million. Distributions to shareholders in the amount of $6.09 million contributed to a reduction in net assets in the six months ended June 30, 2012.

Our net asset value per share was $9.21 and $9.64 on December 31, 2011 and June 30, 2012, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.43 per share in the sixth months ended June 30, 2012 (including an accrued distribution payable as of January 1, 2012), and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 8.77% (not annualized) for shareholders who held our shares over the six month period ending June 30, 2012.

Initial shareholders participating in the Offering with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 15.9% (see chart below).  Initial shareholders participating in the Offering with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 4.3%.

Growth of $10,000 Initial Investment (excluding sales load)
Cumulative Performance: June 30, 2011 to June 30, 2012
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,980
$10,652
$11,387
$11,586
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Jan-12
Feb-12
Mar-12
Apr-12
May-12
Jun-12

Capital Stock Activity

The number of shares outstanding of our common stock increased by 22.389 million shares during the six months ended June 30, 2012, including shares sold in our Offering and shares issued in connection with our distribution reinvestment plan. The public offering price was increased three times and it ranged between $10.25 per share to $10.85 per share during the six months ended June 30, 2012. Between February 28, 2012 and June 30, 2012, the public offering price remained stable at $10.85 per share and the net offering price (net of sales load) was $9.765 per share. Net asset value was $9.64 per share on June 30, 2012, or 98.7% of the net public offering price.

Recent Developments

On June 29, 2012, our board of directors declared a distribution of $0.014606 per share for 13 record dates beginning July 3, 2012 and ending on September 25, 2012. The distributions will be paid to shareholders at the end of each month.

On July 3, 2012, our board of directors approved a change in our repricing policy for adjusting the public offering price for our Offering based on relative movements in the net asset value per share of our common stock. In the event that the net asset value per share is persistently less than 97.5% of the net public offering price (excluding sales load) for a period of at least 10 consecutive days, then we will be obligated to reduce the public offering price in order to continue to accept subscriptions for common stock under the Offering. In the event that the net asset value per share exceeds the net public offering price (excluding sales load), then we will be obligated to increase the public offering price to ensure we do not sell shares of common stock at a price that is below the net asset value per share (no change in repricing policy).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2012.

CONTRACTUAL OBLIGATIONS

 Investment Advisory Agreements –We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our average gross assets, and an incentive fee based on our performance. The incentive fee is comprised of the following two parts: (i) a subordinated incentive fee on pre-incentive fees net investment income, and (ii) an incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to us with 50% of the fees that CNL receives under the Investment Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement accrual rate equal to 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. As of June 30, 2012, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $0.72 million for offering expenses. As of June 30, 2012, the Advisors carried a balance of approximately $5.0 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors.

We will continue to reimburse the Advisors for offering expenses in connection with gross proceeds raised under the Offering only to the extent that the reimbursement payments would not cause the total organization and offering expenses borne by us to exceed 5% of the aggregate gross proceeds from our Offering. The Advisors continue to be responsible for the payment of our offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us.

See "Note 6 Agreements and Related Party Transactions" in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement -We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011. On December 16, 2011, the Company and the Advisors amended the Expense Support Agreement, effective January 1, 2012, to extend the terminal date of the Expense Support Payment Period from December 31, 2011 to March 31, 2012 and reduced the operating expense reimbursement ratio from 100% to 65% of our operating expenses. This amendment also redefined Operating Expenses as all costs and expenses paid or incurred by us, as determined under GAAP, including base advisory fees payable pursuant to the Investment Advisory Agreement, and excluding (i) incentive advisory fees payable pursuant to the Investment Advisory Agreement, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness for such period. On March 16, 2012, we and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the operating expense reimbursement ratio from 65% to 25%. As of June 30, 2012, the Advisors had incurred $3.0 million of Expense Support Payments. The Advisors' commitment to make Expense Support Payments was not extended beyond June 30, 2012.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, but excluding base advisory fees and including a Reimbursement Payment) to exceed 1.91% of average net assets attributable to common shares as of the calendar year-end. The Expense Support Agreement also states that in no event shall we be required to make any Reimbursement Payment prior to January 1, 2013. As of June 30, 2012 we have accrued $0.03 million for probable Reimbursement Payment obligation.  As a result, the Other Operating Expense-to-average net asset ratio is equal to 1.91% as of June 30, 2012, annualized.  The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period.  Management believes that additional liabilities for Reimbursement Payments are not probable as of June 30, 2012. Management continues to periodically assess the likelihood of whether additional Reimbursement Payments are probable.

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

Revolving Credit Facility –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. The credit facility provides for borrowings in an aggregate amount up to $175 million on a committed basis, with an accordion feature that can increase the aggregate maximum credit commitment up to $250 million, if exercised and under certain circumstances. As of June 30, 2012, $77.94 million was borrowed and outstanding under the credit facility. (See  “— Liquidity and Capital Resources — Credit Facility” above and "Note 11. Revolving Credit Facility and Borrowings " in our condensed consolidated financial statements for expanded discussion of the revolving credit facility.)

    A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facility at June 30, 2012 is as follows:

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (1)	$77.94	$—	$77.94	$—	$—
Interest and Credit Facility Fees Payable	0.07	0.07	—	—	—

(1)	At June 30, 2012 our unused commitment amount was $97.06 million under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

    We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, and the fair value of loan balances.

    Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the period from January 1, 2012 to June 30, 2012, we did not engage in interest rate hedging activities.

Interest Rates: Assets

As of June 30, 2012, approximately 49.0% of our portfolio of debt investments, or approximately $198.5 million measured at fair value, featured floating or variable interest rates. The variable interest rate investments are usually based on a floating LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to current market interest rates. At June 30, 2012, approximately 82.1% of our portfolio of variable interest rate debt investments, or approximately $163.1 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.53%. Variable interest rate investments that feature a base rate floor generally reset to the current base rate only if the reset base rate exceeds the base rate floor on the applicable interest reset date, in which cases we may benefit through an increase in interest income from such investments after the interest reset date.

    At June 30, 2012, we held an aggregate investment position of $35.5 million at fair value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 17.9% of our portfolio of variable interest rate debt investments.  In the case of these "no base floor" variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income  after the interest reset date.

Assuming that the condensed consolidated schedule of investments as of June 30, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

	Par Amount	Weighted Avg. Floor	Increases in Short-Term LIBOR
($ in millions except per share data)			+ 50 bps	+ 100 bps	+ 150 bps	+ 200 bps
No base rate floor	$35.46		$0.164	$0.327	$0.491	$0.655
Base rate floor	$163.07	1.53%	0.000	0.124	0.728	1.388
Increase in Floating Rate Interest Income			0.164	0.452	1.219	2.042

		LIBOR + Spread
Tranche A Loans	$75.00	L(30) + 170 bps	$(0.375)	$(0.750)	$(1.125)	$(1.500)
Tranche B Loans	$2.94	L(90) + 235 bps	(0.015)	(0.029)	(0.044)	(0.059)
Increase to Floating Rate Interest Expense			(0.390)	(0.779)	(1.169)	(1.559)

Change in Floating Rate Net Interest Income			$(0.226)	$(0.328)	$0.050	$0.483
Change in Floating Rate Net Interest Income per share outstanding as of June 30, 2012			$(0.01)	$(0.01)	$0.00	$0.02

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

    Although management believes that this analysis and presentation is indicative of our interest income sensitivity to interest rate changes in relation to our assets as of June 30, 2012, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect net investment income and net increases in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the estimates above. Additionally, an increase in interest rates and interest income should make it easier for us to meet or exceed our quarterly preferred return that triggers the quarterly subordinated incentive fee on income, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to our Advisors with respect to an increase in pre-incentive fee net investment income.

Interest Rates: Liabilities (Borrowings)

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of our revolving credit facility agreement as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facility”), as of June 30, 2012, CCT Funding borrows at a floating base rate of (i) 30-day LIBOR plus 1.70% for Tranche A Loans ($75.0 million loan balance outstanding) and (ii) 90-day LIBOR plus 2.35% for Tranche B Loans ($2.94 million loan balance outstanding and $97.06 million unused commitment). Therefore, if we were to completely draw down the unused Trance B Loans commitment, we expect that our weighted average direct interest cost will increase by approximately 46 basis points, or more, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

    The exhibit above also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense.  For persistent LIBOR increases of less than 100 basis points, the increase in interest expense may be partially offset by the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, then the increase in interest expense may be wholly offset by the hypothetical increase in interest income associated with our floating rate debt investments, in both cases assuming that the condensed consolidated schedule of investments as of June 30, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2012.

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

10.9
Amended and Restated Escrow Agreement by and among Registrant, UMB Bank N.A., and CNL Securities Corp . (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

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