Form 10-Q
period 2012-09-30
Corporate Capital Trust, Inc.
filed 2012-11-14
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of November 8, 2012 was 53,703,348.

CORPORATE CAPITAL TRUST, INC.

Item 1.	Financial Statements

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statements of Assets and Liabilities (unaudited)

	September 30, 2012	December 31, 2011
Assets
Investments at fair value (amortized cost of $602,757,860 and $113,825,998)	$611,305,845	$114,304,509
Cash	13,267	—
Dividends and interest receivable	12,190,728	1,055,807
Receivable for investments sold	21,134,376	—
Principal receivable	491,009	59,399
Receivable from advisors	—	564,756
Deferred financing costs	156,327	203,275
Deferred offering expense	1,543,461	—
Prepaid expenses	88,033	35,533
Total assets	$646,923,046	$116,223,279
Liabilities
Revolving credit facility	$160,920,000	$25,340,000
Payable for investments purchased	30,813,133	24,714,313
Unrealized depreciation on foreign currency forward contracts	211,385	—
Accrued performance-based incentive fees	2,026,285	282,570
Accrued investment advisory fees	1,022,300	160,679
Accrued reimbursement of expense support	825,417	—
Shareholders’ distributions payable	—	398,637
Accrued administrative services	168,869	56,390
Accrued directors’ fees	14,406	5,400
Other accrued expenses and liabilities	924,747	102,561
Total liabilities	196,926,542	51,060,550
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 46,014,393 and 7,073,166 shares issued and outstanding	46,014	7,073
Paid-in capital in excess of par value	443,855,165	64,626,198
Undistributed (distributions in excess of) net investment income	(2,245,082)	5,956
Accumulated net unrealized appreciation on investments and foreign currency translation	8,340,407	523,502
Net assets	$449,996,504	$65,162,729
Net asset value per share	$9.78	$9.21

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statement of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment income
Interest income	$11,223,248	$74,650	$20,182,506	$74,650
Fee income	255,758	—	919,839	—
Dividend income	262	—	4,150	—
Total investment income	11,479,268	74,650	21,106,495	74,650
Operating expenses
Investment advisory fees	2,703,871	40,371	5,219,690	41,344
Performance-based incentive fees	1,387,595	—	1,920,562	—
Organization expenses	—	—	896,218	—
Interest expense	921,135	11,826	1,754,899	11,826
Professional services	199,081	54,653	754,431	59,630
Administrative services	351,135	81,711	785,136	95,002
Director fees and expenses	36,192	47,890	135,416	55,178
Offering expense	403,644	—	487,466	—
Custodian and accounting fees	58,507	34,783	127,261	40,076
Other	322,199	80,824	640,645	89,282
Total operating expenses	6,383,359	352,058	12,721,724	392,338
Reimbursement of expense support	798,254	—	828,347	—
Expense support	—	(352,058)	(1,590,221)	(392,338)
Net expenses	7,181,613	—	11,959,850	—
Net investment income	4,297,655	74,650	9,146,645	74,650
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	478,015	(285)	1,749,910	(285)
Net realized gain (loss) on foreign currency transactions	(29,132)	—	13,754	—
Net change in unrealized appreciation (depreciation) on investments	6,545,953	(283,453)	8,069,474	(283,453)
Net change in unrealized depreciation on foreign currency translation	(116,904)	—	(252,569)	—
Net realized and unrealized gain (loss)	6,877,932	(283,738)	9,580,569	(283,738)
Net increase (decrease) in net assets resulting from operations	$11,175,587	$(209,088)	$18,727,214	$(209,088)
Net Investment Income Per Share	$0.11	$0.10	$0.39	$0.27
Diluted and Basic Earnings (Loss) Per Share	$0.30	$(0.28)	$0.79	$(0.76)
Weighted Average Shares Outstanding	37,881,506	736,093	23,696,227	275,541
Dividends Declared Per Share	$0.19	$0.19	$0.57	$0.19

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Net Assets (unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
Operations
Net investment income	$9,146,645	$74,650
Net realized gain (loss) on investments and foreign currency transactions	1,763,664	(285)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	7,816,905	(283,453)
Net increase (decrease) in net assets resulting from operations	18,727,214	(209,088)
Distributions to shareholders from
Net investment income	(9,152,601)	(74,650)
Realized gains	(1,763,664)	—
Other sources	(2,245,082)	(53,291)
Net decrease in net assets resulting from shareholders distributions	(13,161,347)	(127,941)
Capital share transactions
Issuance of shares of common stock	372,910,130	15,463,347
Reinvestment of shareholder distributions	6,815,498	73,931
Repurchase of shares of common stock	(457,720)	—
Net increase in net assets resulting from capital share transactions	379,267,908	15,537,278
Total increase in net assets	384,833,775	15,200,249
Net assets at beginning of period	65,162,729	200,000
Net assets at end of period	$449,996,504	$15,400,249
Capital share activity
Shares issued from subscriptions	38,290,080	1,718,149
Shares issued from reinvestment of distributions	698,628	8,215
Shares repurchased	(47,481)	—
Net increase in shares outstanding	38,941,227	1,726,364
Distributions in excess of net investment income at end of period	$(2,245,082)	$(53,291)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011

Operating Activities:
Net increase (decrease) in net assets resulting from operations	$18,727,214	$(209,088)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(598,361,856)	(15,267,304)
Increase in payable for investments purchased	6,053,829	5,045,476
Proceeds from sales of investments	100,188,011	33,270
Net realized (gain) loss on investments	(1,749,910)	285
Net change in unrealized (appreciation) depreciation on investments	(8,069,474)	283,453
Net change in unrealized depreciation on foreign currency translation	252,569	—
Increase in short-term investments, net	(5,226,245)	(5,140,857)
Proceeds from principal payments	16,323,261	10,923
Amortization of premium/discount - net	(105,123)	11,030
Amortization of deferred financing cost	107,699	—
Increase in dividend and interest receivable	(11,131,114)	(180,168)
Increase in receivable for investments sold	(21,134,376)	—
Increase in principal receivable	(431,610)	(4,681)
Decrease (increase) in receivable from advisors	564,756	(111,169)
Increase in other assets	(1,595,961)	(70,035)
Increase in accrued investment advisory fees	1,687,038	—
Increase in accrued performance-based incentive fees	1,743,715	—
Increase in other liabilities	943,671	171,649
Net cash used in operating activities	(501,213,906)	(15,427,216)

Financing Activities:
Proceeds from issuance of shares of common stock	372,910,130	15,463,347
Payment on redemption of shares of common stock	(457,720)	—
Distributions paid	(6,744,486)	(54,010)
Borrowings under credit facility	135,580,000	—
Deferred financing costs	(60,751)	(182,121)
Net cash provided by financing activities	501,227,173	15,227,216
Net increase (decrease) in cash	13,267	(200,000)
Cash, beginning of period	—	200,000
Cash, end of period	$13,267	$—

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$1,193,510	$—
Dividend distributions reinvested	$6,815,498	$73,931

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—132.9%
ACCO Brands Corp.	Commercial & Professional Services	Subordinated Debt(e)(f)(g)	6.75%		4/30/2020	$1,603,000	$1,631,945	$1,671,127	0.4%
Allen Systems Group, Inc.	Software & Services	Senior Debt(g)(h)	L + 575	1.75%	11/21/2015	7,659,654	7,226,555	7,420,289	1.7%
		Senior Debt(e)(g)	10.50%		11/15/2016	106,000	64,637	73,670	0.0%
							7,291,192	7,493,959	1.7%
Alliant Holdings I, Inc.	Insurance	Senior Debt(g)	L + 300		8/21/2014	84,076	78,374	83,740	0.0%
		Subordinated Debt(e)(g)(i)	11.00%		5/1/2015	12,199,000	12,696,733	12,564,970	2.8%
							12,775,107	12,648,710	2.8%
Allison Transmission, Inc.	Automobiles & Components	Senior Debt(f)(g)	L + 350		8/7/2017	7,507	7,182	7,533	0.0%
American Gaming Systems, LLC	Consumer Services	Senior Debt(h)	L + 1000	1.50%	8/24/2016	11,974,375	11,501,066	11,974,375	2.7%
		Senior Debt(h)(i)(n)	L + 1000	1.50%	8/24/2016	780,938	(30,488)	—	—%
		Senior Debt(h)(i)(n)	L + 1000	1.50%	8/24/2016	780,938	(30,488)	—	—%
							11,440,090	11,974,375	2.7%
American Rock Salt Company, LLC	Materials	Senior Debt(g)(i)	L + 425	1.25%	4/25/2017	8,507,124	8,157,699	8,415,672	1.9%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(f)(g)	7.38%		5/1/2018	213,000	210,730	221,520	0.1%
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(g)	8.50%		2/1/2015	2,863,000	2,931,445	2,931,025	0.7%
Ardagh Packaging Holdings Ltd. (IE)(j)	Capital Goods	Senior Debt(e)(f)(g)	7.38%		10/15/2017	100,000	100,437	107,250	0.0%
Aspect Software, Inc.	Technology Hardware &	Senior Debt(g)(i)	L + 450	1.75%	5/7/2016	178,628	176,631	176,507	0.0%
	Equipment	Senior Debt(g)	10.63%		5/15/2017	9,009,000	9,507,124	9,256,747	2.1%
							9,683,755	9,433,254	2.1%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(g)	L + 550	1.50%	10/6/2016	5,327,871	5,253,504	5,322,890	1.2%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(f)(g)(h)	L + 725	1.50%	11/14/2017	931,083	908,014	942,721	0.2%
Asurion, LLC	Software & Services	Senior Debt(g)	L + 400	1.50%	5/24/2018	3,285,425	3,239,833	3,311,101	0.7%
		Senior Debt(g)	L + 750	1.50%	5/24/2019	396,303	396,303	411,093	0.1%
							3,636,136	3,722,194	0.8%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Atlantic Broadband Finance, LLC	Media	Senior Debt(g)	L + 400	1.25%	4/4/2019	$359,344	$360,206	$360,947	0.1%
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	7.00%		4/1/2019	9,555,000	9,026,562	8,886,150	2.0%
Avis Budget Car Rental, LLC	Transportation	Senior Debt(f)(g)	L + 500	1.25%	9/22/2018	156,025	153,259	157,429	0.0%
AWAS Finance Luxembourg S.Ã r.l. (LU)(j)	Transportation	Senior Debt(f)(g)	L + 450	1.25%	7/16/2018	459,768	455,248	464,964	0.1%
Belden, Inc.	Capital Goods	Subordinated Debt(e)(f)(g)	5.50%		9/1/2022	4,734,000	4,743,204	4,840,515	1.1%
Bill Barrett Corp.	Energy	Subordinated Debt(f)(g)	7.63%		10/1/2019	251,000	256,899	266,060	0.1%
Block Communications, Inc.	Media	Subordinated Debt(e)(g)	7.25%		2/1/2020	108,000	111,115	114,750	0.0%
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(f)(g)	L + 375	1.50%	12/19/2016	109,865	108,643	106,203	0.0%
		Senior Debt(f)(g)	L + 375	1.50%	12/19/2016	250,758	247,969	242,400	0.1%
		Senior Debt(f)(g)(h)	L + 700	1.75%	12/17/2017	1,386,716	1,380,320	1,289,646	0.3%
		Senior Debt(f)(g)(h)	L + 700	1.75%	12/17/2017	581,872	579,188	541,141	0.1%
							2,316,120	2,179,390	0.5%
Boise Paper Holdings, LLC	Materials	Subordinated Debt(f)(g)	9.00%		11/1/2017	146,000	153,882	160,600	0.0%
Bright Horizons Family Solutions, Inc.	Consumer Services	Senior Debt(g)(h)	L + 425	1.00%	5/23/2017	1,006,520	1,001,763	1,011,553	0.2%
Building Materials Corporation Of America	Capital Goods	Subordinated Debt(e)(g)	6.75%		5/1/2021	1,802,000	1,939,639	1,973,190	0.4%
Cablevision Systems Corp.	Media	Subordinated Debt(f)(g)	7.75%		4/15/2018	1,238,000	1,258,377	1,371,085	0.3%
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(f)(g)	L + 300		1/28/2015	12,699	11,860	12,343	0.0%
		Senior Debt(f)(g)	11.25%		6/1/2017	1,023,000	1,076,807	1,099,725	0.2%
							1,088,667	1,112,068	0.2%
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt(g)	L + 550	1.25%	7/7/2017	4,316,622	4,273,046	4,318,414	1.0%
Calpine Corp.	Utilities	Senior Debt(f)(g)(i)	L + 325	1.25%	10/9//2019	363,956	362,136	366,118	0.1%
Camp International Holding Co.	Software & Services	Senior Debt(g)	L + 525	1.25%	5/31/2019	2,162,287	2,167,584	2,185,532	0.5%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Catalina Marketing Corp.	Media	Senior Debt(g)	L + 550		9/29/2017	$8,431,567	$8,352,833	$8,505,764	1.9%
		Subordinated Debt(e)(g)	10.50%		10/1/2015	19,902,000	19,855,667	20,001,510	4.4%
							28,208,500	28,507,274	6.3%
CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(g)	12.54%		10/12/2017	8,698,000	9,351,817	9,285,115	2.1%
Cemex Materials, LLC	Materials	Subordinated Debt(f)(EUR)	4.75%		3/5/2014	€419,000	$472,523	$522,283	0.1%
		Subordinated Debt(e)(g)	7.70%		7/21/2025	$8,300,000	7,448,232	7,843,500	1.7%
							7,920,755	8,365,783	1.8%
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(g)	11.50%		4/15/2020	14,622,000	15,011,768	15,645,540	3.5%
Cequel Communications, LLC	Media	Subordinated Debt(e)(g)	8.63%		11/15/2017	524,000	564,442	559,370	0.1%
Ceridian Corp.	Software & Services	Senior Debt(g)	L + 575		5/9/2017	1,766,730	1,740,783	1,779,247	0.4%
		Senior Debt(e)(g)	8.88%		7/15/2019	2,123,000	2,123,000	2,292,840	0.5%
							3,863,783	4,072,087	0.9%
Charter Communications Operating Holdings, LLC	Media	Subordinated Debt(f)(g)	7.25%		10/30/2017	573,000	582,057	624,570	0.1%
Chesapeake Energy Corp.	Energy	Subordinated Debt(f)(g)	L + 700	1.50%	12/2/2017	2,331,000	2,264,319	2,341,070	0.5%
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(g)	L + 450	1.50%	11/30/2016	136,053	129,525	137,074	0.0%
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)(g)	8.25%		1/15/2019	632,000	666,734	682,560	0.2%
Continental Airlines, Inc.	Transportation	Senior Debt(f)(g)	7.34%		4/19/2014	357,706	361,483	372,014	0.1%
		Senior Debt(f)(g)	8.31%		4/2/2018	680,669	676,541	728,316	0.2%
							1,038,024	1,100,330	0.3%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(g)	L + 450		11/16/2015	1,199,199	1,140,995	1,167,720	0.3%
		Subordinated Debt(g)	10.75%		2/1/2016	1,114,000	1,072,323	1,036,020	0.2%
							2,213,318	2,203,740	0.5%
Cricket Communications, Inc.	Telecommunication Services	Senior Debt(f)(g)	7.75%		5/15/2016	1,563,000	1,575,300	1,648,965	0.4%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Data Device Corp.	Capital Goods	Senior Debt(g)	L + 600	1.50%	7/11/2018	$7,915,517	$7,761,818	$7,889,119	1.8%
		Senior Debt(g)(h)	L + 1000	1.50%	7/11/2019	8,000,000	7,843,494	7,880,000	1.8%
							15,605,312	15,769,119	3.6%
DineEquity, Inc.	Consumer Services	Senior Debt(f)(g)	L + 300	1.25%	10/19/2017	55,868	53,851	56,314	0.0%
DJO Finance, LLC	Health Care Equipment & Services	Senior Debt(g)	L + 500	1.25%	9/15/2017	1,979,586	1,981,959	1,991,464	0.4%
		Senior Debt(e)(g)(i)	8.75%		3/15/2018	8,188,000	8,657,585	8,709,985	1.9%
							10,639,544	10,701,449	2.3%
DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(f)(g)	8.50%		12/15/2017	100,000	105,916	110,250	0.0%
E*Trade Financial Corp.	Diversified Financials	Subordinated Debt(f)(g)	6.75%		6/1/2016	11,000	11,072	11,578	0.0%
		Subordinated Debt(f)(g)	7.88%		12/1/2015	1,269,000	1,265,196	1,292,794	0.3%
		Subordinated Debt(f)(g)	12.50%		11/30/2017	10,826,000	12,379,056	12,301,042	2.7%
							13,655,324	13,605,414	3.0%
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(g)	9.75%		12/1/2016	1,190,000	1,264,628	1,286,688	0.3%
Education Management, LLC	Consumer Services	Senior Debt(f)(g)	L + 700	1.25%	3/30/2018	7,097,662	6,897,675	6,347,971	1.4%
		Subordinated Debt(f)(g)	8.75%		6/1/2014	5,818,000	5,632,601	4,581,675	1.0%
							12,530,276	10,929,646	2.4%
Emergency Medical Services Corp.	Health Care Equipment & Services	Senior Debt(g)	L + 375	1.50%	5/25/2018	3,232,204	3,232,500	3,258,465	0.7%
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(f)(g)	8.75%		3/1/2018	43,000	45,928	47,085	0.0%
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(f)(g)	7.63%		7/15/2017	26,000	27,175	28,470	0.0%
		Subordinated Debt(f)(g)	7.88%		7/15/2020	114,000	122,555	127,395	0.0%
							149,730	155,865	0.0%
First American Payment Systems, L.P.	Software & Services	Senior Debt(g)(h)	L + 500	1.75%	11/1/2016	1,330,901	1,318,643	1,334,229	0.3%
FleetPride Corp.	Capital Goods	Senior Debt(g)	L + 550	1.25%	12/6/2017	831,395	829,438	845,945	0.2%
Fly Leasing Ltd.	Transportation	Senior Debt(f)(g)	L + 550	1.25%	8/9/2018	3,289,954	3,160,509	3,291,320	0.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Freedom Group	Consumer Durables & Apparel	Senior Debt(g)	L + 425	1.25%	4/19/2019	$994,277	$989,384	$1,003,911	0.2%
		Senior Debt(e)(g)	7.88%		5/1/2020	909,000	961,457	986,265	0.2%
							1,950,841	1,990,176	0.4%
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(f)(g)	6.75%		10/1/2020	87,000	86,840	92,873	0.0%
GCI, Inc.	Telecommunication Services	Subordinated Debt(g)	6.75%		6/1/2021	6,677,000	6,753,641	6,677,000	1.5%
		Subordinated Debt(g)	8.63%		11/15/2019	8,575,000	9,117,777	9,261,000	2.1%
							15,871,418	15,938,000	3.6%
Generac Power System, Inc.	Capital Goods	Senior Debt(f)(g)(h)	L + 500	1.25%	5/30/2018	6,546	—	6,654	0.0%
Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stock(h)*				448,908	448,908	561,134	0.1%
		Subordinated Debt(h)(EUR)	12.50%		1/31/2020	€2,044,000	$2,629,630	$2,679,174	0.6%
							3,078,538	3,240,308	0.7%
Good Sam Enterprises, LLC	Media	Senior Debt(g)	11.50%		12/1/2016	$10,105,000	10,372,634	10,711,300	2.4%
Goodman Global, Inc.	Capital Goods	Senior Debt(g)	L + 700	2.00%	10/30/2017	1,246,673	1,253,636	1,270,048	0.3%
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(f)(g)	7.38%		2/1/2019	711,000	726,183	750,105	0.2%
Guitar Center, Inc.	Retailing	Senior Debt(g)	L + 525		4/9/2017	12,238,739	11,440,768	11,773,666	2.7%
Harbor Freight Tools USA, Inc.	Capital Goods	Senior Debt(g)	L + 425	1.25%	11/14/2017	5,008,978	4,968,077	5,042,363	1.1%
Hilcorp Energy I LP	Energy	Subordinated Debt(e)(f)(g)	7.63%		4/15/2021	390,000	422,102	429,000	0.1%
		Subordinated Debt(e)(f)(g)	8.00%		2/15/2020	1,659,000	1,775,677	1,845,637	0.4%
							2,197,779	2,274,637	0.5%
HUB International, Ltd.	Insurance	Senior Debt(g)	L + 450		6/13/2017	5,103,622	5,062,374	5,116,382	1.1%
		Senior Debt(g)	L + 475	2.00%	12/13/2017	329,842	329,842	334,394	0.1%
		Subordinated Debt(e)(g)	8.13%		10/15/2018	14,258,000	14,258,000	14,436,225	3.2%
							19,650,216	19,887,001	4.4%
Hubbard Radio, LLC	Media	Senior Debt(g)	L + 375	1.50%	4/28/2017	534,146	530,687	540,155	0.1%
		Senior Debt(g)	L + 725	1.50%	4/30/2018	14,669,501	14,804,422	14,889,544	3.3%
							15,335,109	15,429,699	3.4%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(g)(i)	L + 450	1.25%	8/19/2018	$2,425,258	$2,431,556	$2,439,810	0.5%
Ineos US Finance, LLC (UK)(j)	Materials	Senior Debt(e)(f)(g)	9.00%		5/15/2015	70,000	73,352	74,025	0.0%
Infor (US), Inc.	Software & Services	Senior Debt(g)(i)	L + 400	1.25%	4/5/2018	2,154,844	2,144,070	2,166,178	0.5%
		Subordinated Debt(e)(g)	11.50%		7/15/2018	4,549,000	4,981,799	5,185,860	1.2%
							7,125,869	7,352,038	1.7%
Intelsat Jackson Holdings SA(LU)(j)	Media	Subordinated Debt(f)(g)	7.25%		4/1/2019	6,173,000	6,144,112	6,666,840	1.5%
Interactive Data Corp.	Diversified Financials	Senior Debt(g)	L + 325	1.25%	2/11/2018	17,629	17,300	17,763	0.0%
iPayment, Inc.	Software & Services	Senior Debt(g)	L + 425	1.50%	5/8/2017	1,910,441	1,890,978	1,898,500	0.4%
		Subordinated Debt(g)	10.25%		5/15/2018	4,013,000	3,792,961	3,501,342	0.8%
							5,683,939	5,399,842	1.2%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(g)	L + 525		7/31/2017	4,032,030	3,969,307	3,966,510	0.9%
J. Crew Group, Inc.	Retailing	Subordinated Debt(g)	8.13%		3/1/2019	1,471,000	1,398,880	1,540,873	0.3%
Jo-Ann Stores, Inc.	Retailing	Senior Debt(g)	L + 350	1.25%	3/16/2018	22,824	22,628	22,921	0.0%
Kerling PLC (UK)(j)	Materials	Senior Debt(e)(f)(EUR)	10.63%		2/1/2017	€5,353,000	$6,580,102	$6,517,730	1.5%
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(g)	L + 525	1.25%	11/4/2016	$1,310,171	1,304,967	1,321,216	0.3%
		Senior Debt(g)	L + 575	1.25%	5/4/2018	1,956,931	1,967,764	1,988,124	0.4%
		Senior Debt(e)(g)	10.50%		11/1/2018	6,847,000	6,972,738	7,240,702	1.6%
							10,245,469	10,550,042	2.3%
Liz Claiborne, Inc.	Consumer Durables & Apparel	Senior Debt(e)(f)(g)	10.50%		4/15/2019	1,735,000	1,851,847	1,958,381	0.4%
Local TV Finance, LLC	Media	Senior Debt(g)	L + 400		5/7/2015	370,225	357,519	372,539	0.1%
Lord & Taylor Holdings, LLC	Consumer Durables & Apparel	Senior Debt(g)	L + 450	1.25%	1/11/2019	33,362	33,604	33,675	0.0%
McJunkin Red Man Corp.	Energy	Senior Debt(g)	9.50%		12/15/2016	11,393,000	12,013,357	12,290,199	2.7%
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(f)(g)	L + 375	1.50%	11/16/2016	684,425	686,045	689,901	0.2%
		Subordinated Debt(f)(g)	8.00%		11/15/2018	489,000	490,266	533,010	0.1%
							1,176,311	1,222,911	0.3%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(f)(g)	7.88%		9/1/2018	1,762,000	1,837,250	1,902,960	0.4%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Michaels Stores, Inc.	Retailing	Senior Debt(g)	L + 450		7/31/2016	$681,714	$669,158	$689,015	0.2%
Misys PLC (UK)	Software & Services	Senior Debt(f)(g)	L + 600	1.25%	12/12/2018	1,419,814	1,386,963	1,431,527	0.3%
		Senior Debt(f)(g)	12.00%		6/12/2019	5,819,283	5,715,556	6,052,054	1.3%
							7,102,519	7,483,581	1.6%
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(g)	L + 350		5/5/2015	536,881	517,866	521,220	0.1%
		Senior Debt(g)	12.50%		6/15/2014	8,370,000	8,716,831	8,621,100	1.9%
							9,234,697	9,142,320	2.0%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(f)(g)	7.38%		6/1/2017	1,034,000	888,363	1,059,850	0.2%
Nara Cable Funding (IE)(j)	Media	Senior Debt(e)(f)(g)	8.88%		12/1/2018	981,000	826,169	895,163	0.2%
National Vision, Inc.	Retailing	Senior Debt(g)(h)	L + 575	1.25%	8/2/2018	3,053,928	3,008,910	3,092,102	0.7%
NBTY, Inc.	Household & Personal Products	Senior Debt(g)	L + 325	1.00%	10/1/2017	26,355	26,069	26,496	0.0%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(e)(g)	4.00% CASH, 9.00% PIK		3/15/2018	6,272,090	6,272,090	6,428,892	1.4%
Newport Television, LLC	Media	Senior Debt(g)	L + 675	3.00%	9/14/2016	11,698,674	11,796,181	11,808,232	2.7%
Nexstar Broadcasting, Inc.	Media	Senior Debt(f)(g)	8.88%		4/15/2017	170,000	176,954	184,875	0.0%
NPC International, Inc.	Consumer Services	Senior Debt(g)	L + 400	1.25%	12/28/2018	1,635,757	1,636,473	1,656,204	0.4%
NuSil Technology, LLC	Materials	Senior Debt(g)	L + 400	1.25%	4/7/2017	510,252	513,752	511,208	0.1%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(f)(g)	L + 550		5/13/2017	25,629	24,132	25,533	0.0%
		Senior Debt(f)(g)	L + 600	1.25%	5/13/2017	282,184	277,170	284,918	0.1%
		Senior Debt(f)(g)	L + 700	1.25%	2/28/2019	641,271	635,295	648,088	0.1%
		Subordinated Debt(f)(g)	5.50%		9/15/2015	889,000	829,184	844,550	0.2%
							1,765,781	1,803,089	0.4%
Ocwen Financial Corp.	Banks	Senior Debt(f)(g)(h)	L + 550	1.50%	9/1/2016	260,405	257,413	261,869	0.1%
Office Depot, Inc.	Retailing	Senior Debt(e)(f)(g)	9.75%		3/15/2019	5,743,000	5,647,504	5,728,642	1.3%
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(f)(g)	8.75%		8/15/2019	401,000	430,147	449,120	0.1%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Petco Animal Supplies, Inc.	Retailing	Senior Debt(g)	L + 325	1.25%	11/24/2017	$118,888	$113,614	$119,604	0.0%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(g)	L + 500	1.25%	12/5/2018	802,597	793,070	811,426	0.2%
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(g)	L + 350		10/2/2016	543,582	529,881	545,284	0.1%
Plains Exploration & Production Co.	Energy	Subordinated Debt(f)(g)	6.13%		6/15/2019	8,000	7,806	8,060	0.0%
Prestige Brands, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(f)(g)	L + 400	1.25%	1/31/2019	95,264	93,937	96,500	0.0%
		Subordinated Debt(f)(g)	8.13%		2/1/2020	602,000	642,759	671,230	0.2%
							736,696	767,730	0.2%
Realogy Corp.	Real Estate	Senior Debt(g)	L + 425		10/10/2016	4,148,262	3,925,053	4,106,780	1.0%
Redprairie Corp.	Software & Services	Senior Debt(g)(i)	L + 500	1.00%	8/6/2018	4,938,697	4,943,108	4,969,564	1.1%
Reynolds Group Holdings, Inc.	Capital Goods	Senior Debt(e)(g)(i)	5.75%		10/15/2020	533,000	533,000	533,000	0.1%
Rocket Software, Inc.	Software & Services	Senior Debt(g)	L + 550	1.50%	2/8/2018	1,926,177	1,944,621	1,939,420	0.4%
Roofing Supply Group, LLC	Retailing	Senior Debt(g)	L + 525	1.25%	5/31/2019	89,513	89,731	90,661	0.0%
Roundy's Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(f)(g)	L + 450	1.25%	2/13/2019	4,476,616	4,449,581	4,397,470	1.0%
Ryerson, Inc.	Materials	Senior Debt(g)	L + 737.5		11/1/2014	4,094,000	4,024,571	4,094,000	0.9%
		Senior Debt(e)(g)(i)	9.00%		10/15/2017	6,731,000	6,731,000	6,882,447	1.5%
		Senior Debt(g)	12.00%		11/1/2015	9,037,000	9,226,490	9,330,702	2.1%
							19,982,061	20,307,149	4.5%
Sabre, Inc.	Transportation	Senior Debt(i)(g)	L + 600	1.25%	12/29/2017	1,841,035	1,823,237	1,858,295	0.4%
		Senior Debt(e)(g)	8.50%		5/15/2019	7,957,000	8,142,016	8,175,817	1.8%
							9,965,253	10,034,112	2.2%
Savers, Inc.	Retailing	Senior Debt(g)	L + 500	1.25%	7/9/2019	204,682	202,685	206,825	0.0%
Schaeffler AG (DE)(j)	Automobiles & Components	Senior Debt(f)(g)(i)	L + 475	1.25%	1/27/2017	3,086,176	3,095,375	3,126,697	0.7%
		Senior Debt(e)(f)(g)	8.50%		2/15/2019	5,000	5,388	5,600	0.0%
							3,100,763	3,132,297	0.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Scitor Corp.	Capital Goods	Senior Debt(g)	L + 350	1.50%	2/15/2017	$21,849	$21,805	$21,665	0.0%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(g)(h)	L + 350	1.50%	12/31/2016	112,693	107,728	113,186	0.0%
		Senior Debt(g)(h)	L + 750	1.50%	5/30/2017	1,338,888	1,317,238	1,332,193	0.3%
							1,424,966	1,445,379	0.3%
Sidera Networks, Inc.	Media	Senior Debt(g)	L + 450	1.50%	8/26/2016	2,638,236	2,492,333	2,625,045	0.6%
Sinclair Television Group, Inc.	Media	Subordinated Debt(g)	8.38%		10/15/2018	27,000	28,248	29,768	0.0%
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(f)(g)	L + 525	1.50%	4/9/2016	14,851	14,494	14,869	0.0%
SNL Financial, LLC	Commercial & Professional Services	Senior Debt(g)(h)	L + 700	1.50%	8/17/2018	2,251,491	2,268,731	2,251,491	0.5%
Sophia, LP	Software & Services	Senior Debt(g)	L + 500	1.25%	7/19/2018	398,505	393,024	403,885	0.1%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(f)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,305,103	2,503,100	0.6%
SSI Investments II, Ltd.	Software & Services	Subordinated Debt(g)	11.13%		6/1/2018	1,369,000	1,446,646	1,546,970	0.3%
Standard Chartered Bank (SG)(j)	Banks	Subordinated Debt(e)(f)(h)(k)	L + 1600		4/1/2014	3,310,000	3,337,068	3,424,526	0.8%
Styron Holding B.V. (LU)(j)	Materials	Senior Debt(f)(g)	L + 450	1.50%	8/2/2017	2,593,576	2,433,920	2,493,075	0.6%
Supervalu, Inc.	Food & Staples Retailing	Subordinated Debt(f)(g)(i)	7.25%		5/1/2013	3,503,000	3,473,761	3,555,545	0.8%
		Subordinated Debt(f)(g)	7.50%		11/15/2014	6,710,000	6,490,392	6,441,600	1.4%
							9,964,153	9,997,145	2.2%
The Gymboree Corp.	Retailing	Senior Debt(g)(i)	L + 350	1.50%	2/23/2018	11,438,727	10,938,843	11,181,355	2.5%
		Subordinated Debt(g)(i)	9.13%		12/1/2018	11,080,000	10,461,867	10,539,850	2.3%
							21,400,710	21,721,205	4.8%
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(g)	L + 350	1.25%	5/16/2018	188,713	182,353	190,064	0.0%
		Subordinated Debt(g)	10.38%		10/15/2015	1,967,000	2,028,080	2,006,340	0.4%
							2,210,433	2,196,404	0.4%
The SI Organization, Inc.	Capital Goods	Senior Debt(g)	L + 325	1.25%	11/22/2016	186,483	176,126	186,017	0.0%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(g)	L + 650	1.25%	9/25/2017	653,119	658,446	658,018	0.2%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
TowerCo Finance, LLC	Real Estate	Senior Debt	L + 350	1.00%	2/2/2017	$30,104	$29,572	$30,179	0.0%
Towergate Finance PLC (UK)(j)	Insurance	Subordinated Debt(e)(f)(GBP)	10.50%		2/15/2019	£125,000	$172,654	$188,730	0.0%
TransUnion, LLC	Diversified Financials	Subordinated Debt(g)	11.38%		6/15/2018	$1,403,000	1,545,663	1,652,032	0.4%
Triple Point Technology, Inc.	Software & Services	Senior Debt(g)(h)	L + 650	1.50%	10/27/2017	2,316,326	2,330,178	2,322,117	0.5%
Univar, Inc.	Materials	Senior Debt(g)	L + 350	1.50%	6/30/2017	955,611	930,049	952,759	0.2%
Verisure Holding AB (SE)(j)	Commercial & Professional Services	Senior Debt(e)(f)(EUR)	8.75%		9/1/2018	€397,000	$483,354	$528,021	0.1%
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(g)(h)	L + 450	1.50%	7/23/2016	$1,387,500	1,374,181	1,390,969	0.3%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(g)	L + 425		4/3/2017	146,455	139,821	147,370	0.0%
		Subordinated Debt(e)(g)	7.25%		9/15/2017	5,349,000	5,349,000	5,429,235	1.2%
		Subordinated Debt(g)	10.25% CASH or 11.25% PIK		7/15/2015	7,271,000	7,479,078	7,434,597	1.7%
							12,967,899	13,011,202	2.9%
Warner Chilcott Co., LLC(IE)(j)	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(f)(g)	7.75%		9/15/2018	1,225,000	1,219,432	1,307,688	0.3%
Wastequip, LLC	Materials	Senior Debt(g)(h)	L + 675	1.50%	6/15/2018	11,256,202	10,982,580	11,425,045	2.5%
West Corp.	Software & Services	Senior Debt	L + 425	1.25%	7/15/2016	4,961	4,830	5,014	0.0%
		Subordinated Debt(g)	7.88%		1/15/2019	1,575,000	1,559,711	1,622,250	0.4%
		Subordinated Debt(g)	8.63%		10/1/2018	5,840,000	6,037,124	6,132,000	1.4%
							7,601,665	7,759,264	1.8%
Wilton Brands, LLC	Materials	Senior Debt(g)	L + 625	1.25%	8/30/2018	12,985,947	12,728,235	13,132,039	2.9%
Zayo Group, LLC	Telecommunication Services	Senior Debt(g)	8.13%		1/1/2020	2,260,000	2,404,409	2,469,050	0.6%
		Subordinated Debt(g)	10.13%		7/1/2020	5,000,000	5,330,358	5,525,000	1.2%
							7,734,767	7,994,050	1.8%
Total Non-Control/Non-Affiliate Investments							589,816,863	598,364,848	132.9%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

Company (a)	Industry	Investments	Interest Rate	LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Short Term Investments—2.9%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(g)	0.12% (l)			$11,806,680	$11,806,680	$11,806,680	2.6%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.12% (l)		12/31/2099	1,134,317	1,134,317	1,134,317	0.3%
Total Short Term Investments							12,940,997	12,940,997	2.9%
TOTAL INVESTMENTS —135.8%(m)							$602,757,860	611,305,845	135.80%
LIABILITIES IN EXCESS OF OTHER ASSETS—(35.8%)								(161,309,341)	(35.80)%
NET ASSETS—100.0%								$449,996,504	100.00%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for common stock.
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

(f)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act.  As of September 30, 2012, the portfolio held 18.2% of non-qualifying assets, as a percentage of total assets.

(g)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(i)	Position or portion thereof unsettled as of September 30, 2012.
(j)	A portfolio company domiciled in a foreign country.
(k)	A portfolio company investment structured as a credit-linked floating rate note.
(l)	7-day effective yield as of September 30, 2012.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of September 30, 2012

(m)
As of September 30, 2012, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $11,724,430; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $3,176,445; the net unrealized appreciation was $8,547,985; the aggregate cost of securities for Federal income tax purposes was $602,757,860.

(n)	Delayed draw term loan.

Abbreviations:
DE - Germany
EUR - Euro; principal amount is denominated in Euros currency. €1 / US $1.285 as of September 30, 2012.
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling. £ 1 / US $1.615 as of September 30, 2012.
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

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Husky Injection Molding Systems, Ltd. (CA)(i)	Capital Goods	Senior Debt(e)(f)(g)	L + 525	1.25%	6/29/2018	$1,159,646	$1,149,330	$1,159,194	1.8%
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 575	1.50%	8/19/2018	2,528,757	2,533,137	2,547,407	3.9%
Ineos Holdings, Ltd. (UK)(i)	Materials	Subordinated Debt(f)(g) (EUR)	E + 600 PIK	3.00%	6/16/2015	€889,214	$1,109,884	$1,061,432	1.6%
Infor Enterprise Solutions Holdings, Inc.	Software & Services	Senior Debt(e)(g)	L + 575		7/28/2015	$1,610,000	1,541,287	1,521,450	2.3%
Interactive Data Corp.	Diversified Financials	Senior Debt(e)(g)	L + 325	1.25%	2/11/2018	18,262	17,899	18,037	0.0%
iPayment, Inc.	Software & Services	Senior Debt(e)(g)	L + 425	1.50%	5/8/2017	1,953,798	1,931,324	1,932,629	3.0%
		Subordinated Debt(e)(j)	10.25%		5/15/2018	415,000	375,604	390,100	0.6%
							2,306,928	2,322,729	3.6%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	L + 225		6/2/2014	4,855	4,515	4,535	0.0%
J. Crew Group, Inc.	Retailing	Senior Debt(e)(g)	L + 350	1.25%	3/7/2018	2,765,351	2,588,677	2,604,366	4.0%
		Subordinated Debt(e)	8.13%		3/1/2019	1,026,000	963,411	979,830	1.5%
							3,552,088	3,584,196	5.5%
Jo-Ann Stores, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	3/16/2018	23,488	23,262	22,453	0.0%
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)	L + 525	1.25%	11/4/2016	329,847	320,184	329,642	0.5%
		Senior Debt(e)(f)(g)	L + 575	1.25%	5/4/2018	375,178	366,342	379,071	0.6%
							686,526	708,713	1.1%
Lamar Media Corp.	Media	Subordinated Debt(e)(f)	6.63%		8/15/2015	206,000	206,000	210,120	0.3%
Lawson Software, Inc.	Software & Services	Senior Debt(e)	L + 525	1.50%	7/5/2017	1,766,446	1,735,811	1,726,542	2.6%
Local TV Finance, LLC	Media	Senior Debt(e)	L + 200		5/7/2013	370,225	352,992	358,191	0.5%
The Manitowoc Co., Inc.	Capital Goods	Subordinated Debt(e)(f)	9.50%		2/15/2018	21,000	22,983	22,365	0.0%
McJunkin Red Man Corp.	Energy	Senior Debt(e)	9.50%		12/15/2016	3,393,000	3,374,953	3,443,895	5.3%
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	11/16/2016	699,792	699,730	698,742	1.1%
		Subordinated Debt(e)(f)	8.00%		11/15/2018	316,000	311,267	309,680	0.5%
							1,010,997	1,008,422	1.5%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(f)	7.88%		9/1/2018	281,000	284,117	284,864	0.4%
Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 225		10/31/2013	215,942	202,264	212,726	0.3%
		Senior Debt(e)(g)	L + 450		7/31/2016	681,714	667,113	671,659	1.0%
							869,377	884,385	1.4%
Momentive Performance Materials USA, Inc.	Materials	Senior Debt(e)(g)	L + 350		5/5/2015	1,212,164	1,161,622	1,158,623	1.8%
Mondrian Investment Partners, Ltd. (UK)(i)	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	7/12/2018	488,020	484,049	488,020	0.7%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(f)	7.38%		6/1/2017	1,034,000	871,542	940,940	1.4%
		Subordinated Debt(e)(f)	8.75%		9/1/2020	250,000	253,683	271,562	0.4%
							1,125,225	1,212,502	1.9%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
N.E.W. Holdings I, LLC	Software & Services	Senior Debt(e)	L + 425	1.75%	3/23/2016	$8,655	$8,250	$8,407	0.0%
		Subordinated Debt(e)(h)	L + 750	2.00%	3/23/2017	998,480	986,123	963,533	1.5%
							994,373	971,940	1.5%
NBTY, Inc.	Household & Personal Products	Senior Debt(e)(g)	L + 325	1.00%	10/1/2017	26,355	26,031	26,126	0.0%
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	5/16/2018	188,713	181,660	182,344	0.3%
		Subordinated Debt(e)	10.38%		10/15/2015	1,967,000	2,040,359	2,043,241	3.1%
							2,222,019	2,225,585	3.4%
Nexstar Broadcasting, Inc.	Media	Senior Debt(e)(f)	8.88%		4/15/2017	170,000	177,868	174,250	0.3%
NPC International, Inc.	Consumer Services	Senior Debt(e)(g)	L + 525	1.50%	11/7/2018	1,515,463	1,519,252	1,521,146	2.3%
NuSil Technology, LLC	Materials	Senior Debt(e)(g)	L + 400	1.25%	4/7/2017	25,312	25,312	24,848	0.0%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(f)	L + 300		11/13/2014	25,629	25,290	24,556	0.0%
		Senior Debt(e)(f)	L + 550		5/13/2017	133,224	130,890	128,395	0.2%
		Senior Debt(e)(f)(g)	L + 600	1.25%	5/13/2017	282,184	276,540	278,891	0.4%
		Subordinated Debt(e)(f)	10.50%		11/15/2015	1,715,000	1,671,568	1,702,137	2.6%
							2,104,288	2,133,979	3.3%
Ocwen Financial Corp.	Banks	Senior Debt(e)(f)(g)	L + 550	1.50%	9/1/2016	1,400,877	1,381,333	1,380,359	2.1%
Penn National Gaming, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.75%		8/15/2019	401,000	432,531	436,087	0.7%
Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325	1.25%	11/24/2017	120,101	114,129	117,280	0.2%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(f)(g)	L + 500	1.25%	12/5/2018	808,662	798,202	804,938	1.2%
Pinnacle Entertainment, Inc.	Consumer Services	Subordinated Debt(e)(f)	8.63%		8/1/2017	167,000	176,491	176,602	0.3%
Pinnacle Foods Finance, LLC	Food & Staples Retailing	Senior Debt(e)(g)	L + 250		4/2/2014	547,748	530,579	537,133	0.8%
Realogy Corp.	Real Estate	Senior Debt(e)	L + 425		10/10/2016	1,566,113	1,379,558	1,403,269	2.2%
		Senior Debt(e)	L - 15		10/10/2016	123,163	108,445	110,357	0.2%
							1,488,003	1,513,626	2.3%
Ryerson, Inc.	Materials	Senior Debt(e)(f)	L + 737.5		11/1/2014	98,000	97,346	90,160	0.1%
		Senior Debt(e)(f)	12.00%		11/1/2015	44,000	46,519	44,440	0.1%
							143,865	134,600	0.2%
Sabre, Inc.	Transportation	Senior Debt(e)(g)	L + 200		9/30/2014	3,257,513	2,788,750	2,704,632	4.2%
SandRidge Energy, Inc.	Energy	Subordinated Debt(e)(f)	L + 362.5		4/1/2014	23,000	22,952	22,352	0.0%
Scitor Corp.	Capital Goods	Senior Debt(e)(g)	L + 350	1.50%	2/15/2017	23,310	23,255	22,203	0.0%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)(g)(h)	L + 350	1.50%	12/31/2016	113,219	107,480	111,662	0.2%
		Senior Debt(e)(h)	L + 750	1.50%	5/30/2017	907,195	882,412	898,123	1.4%
							989,892	1,009,785	1.5%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2011

Company (b)	Industry (c)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	Principal Amount / No. Shares (m)	Cost (d)	Fair Value	% of Net Assets
Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)(g)	L + 225		6/13/2014	$348,178	$321,180	$329,899	0.5%
The SI Organization, Inc.	Capital Goods	Senior Debt(e)(g)	L + 325	1.25%	11/22/2016	187,907	175,980	177,572	0.3%
Sinclair Television Group, Inc.	Media	Subordinated Debt(e)(f)	8.38%		10/15/2018	27,000	28,364	27,877	0.0%
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt(e)(f)(g)	L + 375	1.50%	4/9/2016	16,179	15,723	15,125	0.0%
SNL Financial, LC	Commercial & Professional Services	Senior Debt(e)(g)(h)	L + 700	1.50%	8/17/2018	709,520	712,180	707,746	1.1%
Solutia, Inc.	Materials	Subordinated Debt(e)(f)	7.88%		3/15/2020	120,000	126,355	130,500	0.2%
The Sports Authority, Inc.	Retailing	Senior Debt(e)(g)	L + 600	1.50%	11/16/2017	1,413,097	1,366,092	1,367,171	2.1%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(f)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,275,043	2,230,502	3.4%
Sprint Nextel Corp.	Telecommunication Services	Subordinated Debt(e)(f)	8.38%		8/15/2017	664,000	574,028	595,110	0.9%
SSI Investments II, Ltd.	Software & Services	Subordinated Debt(e)	11.13%		6/1/2018	1,422,000	1,512,863	1,503,765	2.3%
Symphony / IRI Group, Inc.	Commercial & Professional Services	Senior Debt(e)(g)	L + 375	1.25%	12/1/2017	20,023	19,610	19,914	0.0%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)(g)	L + 650	1.25%	9/25/2017	333,726	314,266	333,726	0.5%
TowerCo Finance, LLC	Real Estate	Senior Debt	L + 375	1.50%	2/2/2017	30,333	29,710	30,345	0.0%
TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%		6/15/2018	1,403,000	1,559,885	1,602,927	2.5%
Triple Point Technology, Inc.	Software & Services	Senior Debt(e)	L + 650	1.50%	10/27/2017	200,566	192,696	201,067	0.3%
Univar, Inc.	Materials	Senior Debt(e)(g)	L + 350	1.50%	6/30/2017	962,906	933,677	931,010	1.4%
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)(h)	L + 450	1.50%	7/23/2016	1,443,750	1,427,658	1,429,312	2.2%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)(g)	L + 250		6/30/2014	147,590	136,713	140,358	0.2%
		Subordinated Debt(e)	10.25% CASH or		7/15/2015	3,051,000	3,155,464	3,150,157	4.8%
			11.25% PIK				3,292,177	3,290,515	5.0%
Warner Chilcott Co., LLC	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(f)	7.75%		9/15/2018	1,225,000	1,218,819	1,251,031	1.9%
West Corp.	Software & Services	Senior Debt	L + 425		7/15/2016	5,000	4,846	4,979	0.0%
		Subordinated Debt(e)(g)	7.88%		1/15/2019	1,743,000	1,730,393	1,729,927	2.7%
		Subordinated Debt(e)	8.63%		10/1/2018	2,600,000	2,646,996	2,626,000	4.0%
							4,382,235	4,360,906	6.7%
Wm. Bolthouse Farms, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 750	2.00%	8/11/2016	500,000	499,608	498,905	0.8%
Zayo Group, LLC	Telecommunication Services	Senior Debt(e)(g)	L + 550	1.50%	12/1/2016	2,749,427	2,715,285	2,740,835	4.2%
		Senior Debt(e)(g)	10.25%		3/15/2017	1,549,000	1,649,012	1,653,557	2.5%
							4,364,297	4,394,392	6.7%

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

The Company is currently selling shares of its common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) and it is offering to sell, on a continuous basis, 150 million shares of common stock for approximately $1.6 billion (the “Offering”). The Registration Statement was declared effective by the SEC on April 4, 2011 and the Company commenced its Offering. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011.

As of September 30, 2012, the Company had one wholly owned financing subsidiary, CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money to invest in portfolio companies.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors. The board of directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 also defines hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and the hierarchical levels are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities, debt securities and publicly listed derivatives are generally included in Level 1. The Company does not adjust the quoted price for these investments. The Company’s money market fund/short term investment funds and foreign currency are included in this category.

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

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment. Structuring service fees, origination, closing, commitment and other upfront fees are generally non-recurring and recognized as revenue when earned. Loan origination fees received in connection with the closing of investments are accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, unamortized original issue discount, and unamortized market discounts are recorded as interest income.

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

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These amounts are initially recorded as deferred financing costs on the condensed consolidated statements of assets and liabilities and then subsequently amortized over the contractual term of the credit facility as interest expense.  Deferred financing costs are stated separately on the Company’s condensed consolidated statements of assets and liabilities.

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

Dividends and Distributions - Dividends and distributions are declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The ex-dividend date for the Company’s common stock is the same as the record date. Net realized gains, if any, generally are distributed at least annually, although the Company may decide to retain such net realized gains for investment.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the public offering price on the distribution payment date, net of commissions and marketing support fees.

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

Investment purchases, sales and principal payments/paydowns are summarized below for the three months and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) purchase and sale transactions.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three and Nine Months Ended September 30, 2011
Investment purchases, at cost	$253,861,006	$598,361,856	$15,267,304
Investment sales, proceeds	61,376,035	100,188,011	33,270
Principal payments/paydowns, proceeds	6,922,073	16,323,261	10,923

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.  As of September 30, 2012, the Company had two unfunded delayed draw loan commitments that amounted to $1,561,876.  The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

As of September 30, 2012, none of the Company’s debt investments were on non-accrual status or in monetary default.

As of September 30, 2012, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$388,393,914	$394,921,745	66.0%	87.7%
Subordinated debt securities	200,974,041	202,881,969	33.9	45.1
Total debt securities	589,367,955	597,803,714	99.9	132.8
Common stock	448,908	561,134	0.1	0.1
Subtotal	589,816,863	598,364,848	100.0%	132.9
Short term investments	12,940,997	12,940,997		2.9
Total investments	$602,757,860	$611,305,845		135.8%

At December 31, 2011, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$71,398,157	$71,609,433	67.2%	109.9%
Subordinated debt securities	34,613,494	34,877,800	32.7	53.5
Total debt securities	106,011,651	106,487,233	99.9	163.4
Preferred stock	99,595	102,524	0.1	0.2
Subtotal	106,111,246	106,589,757	100.0%	163.6
Short term investments	7,714,752	7,714,752		11.8
Total investments	$113,825,998	$114,304,509		175.4%

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments, as of September 30, 2012 and December 31, 2011 was as follows:

Industry Composition	September 30, 2012	December 31, 2011
Media	16.0%	8.1%
Materials	13.6	3.4
Software & Services	10.3	14.6
Retailing	7.9	12.6
Capital Goods	6.5	3.4
Health Care Equipment & Services	6.0	6.9
Insurance	5.7	2.4
Technology Hardware & Equipment	5.4	4.6
Telecommunication Services	4.7	9.0
Consumer Services	4.6	4.9
Diversified Financials	3.8	7.8
Remaining Industries	15.5	22.3
Total	100.0%	100.0%

Geographic Dispersion (1)
United States	94.5%	97.4%
United Kingdom	2.4	1.5
Luxembourg	1.6	—
Canada	—	1.1
Singapore	0.6	—
Germany	0.5	—
Remaining Countries	0.4	<0.1
Total	100.0%	100.0%

Local Currency
U.S. Dollar	98.2%	99.0%
Euro	1.7	1.0
British Pound Sterling	<0.1	—
Total	100.0%	100.0%

(1)   The geographic dispersion is determined by the portfolio company’s country of domicile.

During the nine months ended September 30, 2012, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

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

There were no open foreign currency forward contracts at December 31, 2011. At September 30, 2012, the details of the Company’s open foreign currency forward contracts were as follows:
Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2012	Unrealized Appreciation/ (Depreciation)
EUR	Nov. 29, 2012	€5,300,000 Sold	$6,644,080	$6,814,769	$(170,689)
EUR	Jan. 3, 2013	€2,300,000 Sold	2,917,964	2,958,660	(40,696)
Total			$9,562,044	$9,773,429	$(211,385)

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$340,332,165	$54,589,580	$394,921,746
Subordinated debt securities	—	196,778,269	6,103,700	202,881,968
Common stock	—	—	561,134	561,134
Subtotal	—	537,110,434	61,254,414	598,364,848
Short term investments	12,940,997	—	—	12,940,997
Total	$12,940,997	$537,110,434	$61,254,414	$611,305,845

Derivative Type	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$(211,385)	$—	$(211,385)

	December 31, 2011
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$66,957,496	$4,651,937	$71,609,433
Subordinated debt securities	—	33,914,267	963,533	34,877,800
Preferred stock	102,524	—	—	102,524
Subtotal	102,524	100,871,763	5,615,470	106,589,757
Short term investments	7,714,752	—	—	7,714,752
Total	$7,817,276	$100,871,763	$5,615,470	$114,304,509

At September 30, 2012, the Company held 22 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $ 61,254,414 and 10.0% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2012 were as follows:

Range
Asset Group	Fair Value	Valuation Techniques (1)	Unobservable Input (2)	(Weighted Average)
	$11,836,822	Broker Quotes	Mid price	96.75 – 102.25 (98.45)
		Broker Quotes	Mid price	93 – 101.5 (99.8)
Senior debt securities			Yield-to-maturity	5.1 – 11.8% (8.69%)
	42,752,758	Market Comparables	Discount margin	427 - 1062 bps (795 bps)
			Net EBITDA multiple	3.8x (NA)
			Illiquidity discount	0.86 – 1.0% (0.99%)
			Par Value	100 (NA)
		Broker Quotes	Bid price	103.46 (NA)
			Yield	12.1 – 14.1% (13.21%)
Subordinated debt securities	6,103,700	Market Comparables	Discount margin	1074-1350 bps (1223 bps)
			Illiquidity discount	2% (NA)
		Market Comparables	EBITDA multiple	1.93x (NA)
Common stock	561,134		Illiquidity discount	15% (NA)
		Discounted Cash Flow	Weighted avg. cost of capital	12.5% (NA)
Total	$61,254,414		.

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

The following is reconciliation for the three months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total
Fair Value Balance as of July 1, 2012	$16,900,787	$7,060,285	$480,331	$24,441,403
Purchases	19,021,926	—	—	19,021,926
Net realized gain	104,042	—	—	104,042
Net change in unrealized appreciation (1)	834,936	150,187	80,803	1,065,926
Sales or repayments	(2,961,727)	—	—	(2,961,727)
Net discount accretion	34,192	(890)	—	33,302
Transfers out of Level 3	(4,295,039)	(1,105,882)	—	(5,400,921)
Transfers into Level 3	24,950,463	—	—	24,950,463
Fair Value Balance as of September 30, 2012	$54,589,580	$6,103,700	$561,134	$61,254,414
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2012 (1)	$811,168	$165,921	$80,803	$1,057,892

(1) Amount is included in the related amount on investments in the condensed consolidated statement of operations.

The following is reconciliation for the nine months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total
Fair Value Balance as of January 1, 2012	$4,651,937	$963,533	$—	$5,615,470
Purchases	33,207,361	7,090,290	448,908	40,746,559
Net realized gain	105,009	11,960	—	116,962
Net change in unrealized appreciation (1)	978,967	143,859	112,226	1,235,052
Sales or repayments	(5,254,346)	(998,479)	—	(6,252,825)
Net discount accretion	44,161	(1,581)	—	42,580
Transfers out of Level 3	(4,295,039)	(1,105,882)	—	(5,400,921)
Transfers into Level 3	25,151,530	—	—	25,151,530
Fair Value Balance as of September 30, 2012	$54,589,580	$6,103,700	$561,134	$61,254,414
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2012 (1)	$982,784	$137,002	$112,226	$1,232,012

(1) Amount is included in the related amount on investments in the condensed consolidated statement of operations.

The following is a reconciliation for the period ended September 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Total
Fair Value Balance as of July 1, 2011	$—	$—
Purchases	107,471	107,471
Sales	—	—
Net realized gain	—	—
Net change in unrealized appreciation (1)	885	885
Principal reduction	(175)	(175)
Net discount accretion	111	111
Transfers into Level 3	—	—
Fair Value Balance as of September 30, 2011	$108,292	$108,292
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2011 (1)	$885	$885

(1)	Amount is included in the related amount on investments in the condensed consolidated statement of operations.

Eight securities were transferred into the Level 3 hierarchy and two securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2012. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 2 and Level 3 were based on the observed changes in liquidity based on information supplied by third party pricing sources, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the organization and offering expense reimbursement requirements did not reduce the overall amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement by the Company in future periods. Beginning February 1, 2012, the Company implemented a reimbursement rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting, maintaining required financial records, financial reporting, internal audit, preparations of report to the Company’s board of directors and lenders, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. CNL may also enter into agreements with its affiliates for the performance of select administrative services or the retention of personnel.  The Company reimburses CNL and its affiliates for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the three and nine month periods ended September 30, 2012 and three and nine month periods ended September 30, 2011 are summarized below:

Related Party	Source Agreement	Description	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
CNL Securities Corp.	Managing Dealer Agreement	Selling commissions and marketing support fees	$16,309,337	$1,629,143	$38,945,377	$1,629,143
CNL and KKR	Investment Advisory Agreement	Base management fees (investment advisory fees)	2,703,871	41,344	5,219,690	41,344
CNL and KKR	Investment Advisory Agreement	Performance-based incentive fees (1)	1,387,595	—	1,920,562	—
CNL and KKR	Investment Advisory Agreement	Organization and offering expenses reimbursement (2)	1,311,505	—	2,927,145	—
CNL	Administrative Services Agreement	Administrative and compliance services	263,407	63,989	581,822	76,628

(1)
During the nine months ended September 30, 2012, the Company recorded performance-based incentive fee expense of $1,920,562, comprised of (i) $1,920,562 expense provision for incentive fee on capital gains and (ii) no expense provision for subordinated incentive fee on income. The incentive fee on capital gains was accrued based on the hypothetical liquidation of the investment portfolio as of the end of each reporting period. The incentive fee on capital gains was not earned by the Advisors nor payable to the Advisors as of September 30, 2012.

(2)
The Advisors received reimbursement payments for organization and offering expenses in the amount of $2,569,687 in the nine months ended September 30, 2012, including $896,218 for organization expenses and $1,673,469 for offering expenses. The Company recorded a reimbursement payable to the Advisors in the amount of $357,458 for offering expenses as of September 30, 2012 which is included in other accrued expenses and liabilities on the condensed consolidated statements of assets and liabilities.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company all operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to December 31, 2011. On December 16, 2011, the Company and the Advisors entered into an amendment to the Expense Support Agreement, effective January 1, 2012, that extended the terminal date of the Expense Support Payment Period to March 31, 2012 and reduced the Reimbursement Ratio from 100% to 65% of the Company’s Operating Expenses. The Amendment also redefined Operating Expenses as all operating costs and expenses paid or incurred by the Company, as determined under GAAP, including base advisory fees payable pursuant to the Investment Advisory Agreement, and excluding (i) performance-based incentive fees payable pursuant to the Investment Advisory Agreement, (ii) organization and offering expenses, and (iii) all interest costs related to borrowings for such period. On March 16, 2012, the Company and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the Reimbursement Ratio from 65% to 25% of the Company’s Operating Expenses.  Expense support payments ceased on July 1, 2012.

Presented below is a summary of Expense Support Payments and the associated terminal eligibility dates for Reimbursement Payments for the year ending December 31, 2011 and the nine months ended September 30, 2012.

Period Ended	Expense Support Payments Received from Advisors	Expense Support Payments Reimbursed to Advisors1	Unreimbursed Support Payments	Eligible forReimbursement through
December 31, 2011	$1,375,592	$—	$1,375,592	December 31, 2014
Nine months September 30, 2012	1,590,221	—	1,590,221	December 31, 2015
Total	$2,965,813	$—	$2,965,813

(1)	As of September 30, 2012 the Company has accrued $828,347 for potential annual year-end reimbursement payment to Advisors.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base advisory fees) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year and (iii) after January 1, 2013. As a result, the Other Operating Expense-to-average net asset ratio is equal to 1.91%, annualized. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period.  Management believes that additional liabilities for Reimbursement Payments are not probable as of September 30, 2012.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of September 30, 2012, management believes that the risk of incurring any losses for such indemnification is remote.

7.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

	Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Numerator - net increase (decrease) in net assets resulting from operations	$11,175,827	$(209,088)	$18,727,214	$(209,088)
Denominator - Weighted average shares outstanding	37,881,506	736,093	23,696,227	275,541
Basic/diluted net increase (decrease) in net assets from operations per share (1)	$0.30	$(0.28)	$0.79	$(0.76)

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.	Distributions

The Company’s board of directors declared distributions for 39 record dates in the nine months ended September 30, 2012. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the nine months ended September 30, 2012 are presented in the table below.

Distributions	Per Share	Amount	Allocation
For three months ended March 31, 2012 (13 record dates)	$0.19	$1,987,103
For three months ended June 30, 2012 (13 record dates)	0.19	4,107,381
For three months ended September 30, 2012 (13 record dates)	0.19	7,066,863
Total Distributions for the nine months ended September 30, 2012	$0.57	$13,161,347	100.0%
From Net Investment Income	$0.39	$9,152,601	70.0
From Realized Gains	0.08	1,763,664	13.0
From Other Sources	0.10	2,245,082	17.0

Total Distributions for the three months ended September 30, 2011	$0.19	$127,941	100.0%
From Net Investment Income	$0.11	$74,650	58.3
From Other Sources	0.08	53,291	41.7

On September 27, 2012, the Company’s board of directors declared a distribution of $0.014606 per share for 9 record dates beginning October 2, 2012 and ending on November 27, 2012.

For federal income tax purposes, the distributions paid to shareholders for the nine months ended September 30, 2012 are expected to be primarily taxable as ordinary income and management does not expect to classify any portion of the distributions as return of capital on a tax basis. The tax classification of the calendar year 2012 distributions will be finalized after the end of the calendar year and then reported to shareholders.

9.         Share Transactions

On January 4, 2012, January 23, 2012, February 28, 2012 and September 17, 2012, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $10.40, $10.65, $10.85 and 10.95, respectively, to ensure that the associated net offering price per share, exclusive of sales load ($9.360, $9.585, $9.765 and $9.855 respectively) equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

On July 9, 2012, the Company commenced its quarterly share repurchase program and filed its tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 236,604 shares of common stock at a cash price of $9.64 per share and its offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase. The Company’s offer to repurchase shares expired on August 15, 2012 and the Company repurchased 47,481 shares shortly thereafter.

Transactions in shares of common stock were as follows for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	38,290,080	$411,855,507	1,718,149	$17,092,490
Commissions and Marketing Support Fees	—	(38,945,377)	—	(1,629,143)
Net Proceeds to Company	38,290,080	372,910,130	1,718,149	15,463,347
Reinvestment of Distributions	698,628	6,815,498	8,215	73,931
Share Repurchase Program	(47,481)	(457,720)	—	—
Net Proceeds from Share Transactions	38,941,227	$379,267,908	1,726,364	$15,537,278
Average Net Proceeds Per Share	$9.74		$9.00

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated condensed financial statements.  The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2012 and during the period from June 17, 2011 (commencement of operations) through September 30, 2011:

Beginning of Period	January 1, 2012	June 17, 2012
End of Period	September 30, 2012	September 30, 2011
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.21	$9.00
Net Investment Income (Loss), Before Expense Support (1)	0.32	(0.48)
Expense Support (1)	0.07	0.59

Net Investment Income (1)	0.39	0.11
Net Realized and Unrealized Gain (Loss) (1)(2)	0.66	(0.42)

Net Increase (Decrease) Resulting from Investment Operations	1.05	(0.31)
Distributions from Net Investment Income (3)	(0.39)	(0.11)
Distributions from Realized Gains (3)	(0.08)	—
Distributions from Other Sources (3)	(0.10)	(0.08)

Net Decrease Resulting from Distributions to Common Shareholders	(0.57)	(0.19)
Capital share transactions –Issuance of common stock above net asset value (4)	0.09	0.31
Net Increase Resulting from Capital Share Transactions	0.09	0.31

Net Asset Value, End of Period – September 30	$9.78	$8.81

INVESTMENT RETURNS
Total Investment Return-Net Price (5)	12.3%	—%
Total Investment Return-Net Asset Value (6)	12.5%	(0.05)%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands)
Net Assets, End of Period	$449,997	$15,400
Average Net Assets (7)	$228,786	$5,920
Average Credit Facility Borrowings	$86,870	$—
Shares Outstanding, End of Period	46,014	1,749
Weighted Average Shares Outstanding	23,696	669

Ratios to Average Net Assets: (7)
Total Expenses Before Operating Expense Support	5.92%	6.63%
Total Expenses After Operating Expense Support	5.23%	—%
Net Investment Income	4.00%	1.26%
Portfolio Turnover Rate	30.24%	0.56%
Asset Coverage Ratio (8)	3.80	—

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
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

(5)
Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends paid or payable during the period.  Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then current market value is assumed to be equal to net asset value per share on the last day of the period. Total investment return is not annualized. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including dividends paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then current market value is assumed to be equal to net asset value per share on the last day of the period. Total investment return-net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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

11.           Revolving Credit Facility and Borrowings

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (including an amendment, the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement currently provides for borrowings in an aggregate amount up to $175 million on a committed basis, consisting of an initial borrowing commitment of $75 million (the “Tranche A Loans”) and a second borrowing commitment of $100 million (the “Tranche B Loans”). On August 20, 2012, CCT Funding, entered into an amendment (the “Second Amendment”) to its credit facility to partially exercise the available accordion feature provided in the revolving credit facility. The Second Amendment provides for the extension of additional borrowings on an uncommitted basis in an aggregate amount up to $65 million (the “Tranche C Loans”), for total maximum borrowings of $240 million available under the revolving credit facility. Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of September 30, 2012 management believes that the Company was in compliance with the covenants of the revolving credit facility. As of September 30, 2012, the Company has incurred deferred financing costs of $305,558 in connection with obtaining and amending the revolving credit facility.

Revolving Credit Facility Summary
	Loan Tranche
	A	B	C	Total
Borrowing Commitment Amount (Tranche C Uncommitted)	$75,000,000	$100,000,000	$65,000,000	$240,000,000
Amount Borrowed as of January 1, 2012	25,340,000	—	—	25,340,000
Net Amount Borrowed-nine months ended September 30, 2012	49,660,000	85,920,000	—	135,580,000
Amount Borrowed as of September 30, 2012	75,000,000	85,920,000	—	160,920,000
Unused Borrowing Balance as of September 30, 2012	$—	$14,080,000	$65,000,000	$79,080,000

Unused Commitment Fee	0.75%	0.75%	—%
Base Interest Rate (reset monthly)	30-day LIBOR	90-day LIBOR	90-day LIBOR
Spread	1.70%	2.35%	1.70%
Interest Rate/Annualized Interest Rate as of September 30, 2012	1.93%/1.96%	2.76%/2.80%	—%/—%

For the three months ended September 30, 2012:
Weighted Average Interest Rate	1.94%	2.79%	2.11%	2.28%
Average Borrowings	$75,000,000	$59,359,783	$1,494,783	$135,854,565
Direct Interest Expense	371,964	421,672	8,052	801,688
Unused Commitment Fees				77,894
Amortization of Deferred Financing Costs				38,310
Total Interest Expense				$917,892
For the nine months ended September 30, 2012:
Weighted Average Interest Rate	1.95%	2.79%	2.11%	2.06%
Average Borrowings	$66,279,416	$20,088,394	$501,898	$86,869,708
Direct Interest Expense	982,565	425,048	8,052	1,415,665
Unused Commitment Fees				228,293
Amortization of Deferred Financing Costs				107,699
Total Interest Expense				$1,751,657

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2012 and December 31, 2011.  As of September 30, 2012, the Company was committed to fund $1,561,876 for two delayed draw term loans associated with one portfolio company.  The Company received a non-refundable fee of $60,976 in connection with these two investment commitments.

13.	Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the nine months ended September 30, 2012, except as disclosed below.

On October 9, 2012, the Company filed its tender offer statement with the SEC on Schedule TO. The Company is offering to repurchase up to 470,031 shares of common stock at a cash price of $9.79 per share and its offer is made upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal. The Company’s offer to repurchase shares will expire on November 15, 2012.

As of November 8, 2012, the total amount borrowed under the revolving credit facility was $182,620,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we”, “our”,  “us” and “our company” refer to Corporate Capital Trust, Inc.

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the amount of equity capital we raise from offering common stock in our company, the amount of capital we may borrow under our revolving credit facility, the amount of debt and equity capital available at large from various potential capital providers to finance the business activities of portfolio companies, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, and competitive environment for the types of investments we currently seek and intend to seek in the future.

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

Operating Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, fund administrative expenses, and third-party expenses incurred under the administrative services agreement and custody/accounting agreements. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

At September 30, 2012 ($ in millions except per share data)
Total assets	$646.92
Adjusted total assets (Total assets net of payable for investments purchased)	$616.11
Investment in portfolio companies	$598.36
Borrowings (under credit facility)	$160.92
Net assets	$449.99
Average net assets (year to date)	$228.79
Average credit facility borrowings (year to date)	$86.87
Increase in total assets since December 31, 2011 (not annualized)	+457%
Increase in net assets since December 31, 2011 (not annualized)	+591%
Net asset value per share	$9.78
Asset coverage ratio ((Borrowings + Net assets)/Borrowings)	3.80
Leverage ratio (Borrowings/Adjusted total assets)	26%

Portfolio Activity for the Nine Months Ended September 30, 2012 ($ in millions except per share data)
Cost of Investments purchased	$598.36
Sales, principal payments and other exits	$116.51
Net change in portfolio companies	+35
Number of portfolio companies at end of period	145
Net investment income before incentive fees	$11.07
Net investment income	$9.15
Net realized gains on investments and foreign currency transactions	$1.77
Net change in unrealized appreciation on investments and foreign currency translation:	$7.82
Net increase in net assets from operations	$18.73
Total distributions declared	$13.12
Calendar year paid distribution as % of taxable income	92%
Net investment income before incentive fees per share	$0.48
Net investment income per share	$0.39
Earnings per share	$0.79
Distributions declared per share outstanding for the entire period	$0.57

Common Stock Offering Summary for the Nine Months Ended September 30, 2012 ($ in millions except per share data)
Gross proceeds	$411.86
Net proceeds to Company	$372.91
Average net proceeds per share	$9.74
Shares issued in connection with offering	38.29

BUSINESS ENVIRONMENT

Presently the current economic environment remains relatively volatile. The U.S. economy has grown at a moderate rate this year, but key indicators of sustainable growth remain under pressure. Furthermore, in 2013 a variety of tax rates are scheduled to increase simultaneously with automatic reductions in government spending. Such a tightening of fiscal policy and the uncertainty about the resolution of these fiscal issues may further slow U.S. economic growth and adversely impact the global economy. During the third quarter of 2012, the credit markets continued to experience overall price appreciation as evidenced through the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt, and the Merrill Lynch High Yield Master II Index, a primary measure of subordinated debt. Both indices appreciated in the third quarter registering total returns of 3.4% and 4.6%, respectively. Additionally, for the first nine months of 2012, senior debt generated a total return of 8.1% and subordinated debt also performed well by increasing 12.0%.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended September 30, 2012

On July 1, 2011, we commenced investment operations and began executing on our strategy of investing primarily in the debt securities of privately-owned U.S. companies. During the three months ended September 30, 2012, we acquired investment positions in portfolio companies totaling $253.86 million, we sold investment positions totaling $61.38 million and we collected principal payments of $6.92 million. As of September 30, 2012, our investment portfolio consisted of investment interests in 145 portfolio companies, for a total fair value of $598.36 million and an associated cost basis of $589.82 million. During the three months ended September 30, 2012, we added 13 new portfolio companies with an aggregate investment of approximately $69.04 million and we completely exited from our investment positions in nine portfolio companies that had been held in the investment portfolio at June 30, 2012.

None of our portfolio investments were on non-accrual or in monetary default as of September 30, 2012.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2012.

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$388,393,914	$394,921,745	66.0%	87.7%
Subordinated debt securities	200,974,041	202,881,969	33.9	45.1
Total debt securities	589,367,955	597,803,714	99.9	132.8
Common stock	448,908	561,134	0.1	0.1
Subtotal	589,816,863	598,364,848	100.0%	132.9
Short term investments	12,940,997	12,940,997		2.9
Total investments	$602,757,860	$611,305,845		135.8%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 99.9% of par value. At September 30, 2012, 42.7% of our debt investments featured floating interest rates, generally index based on London Interbank Offered Rate (“LIBOR”), and 57.3% of our debt investments featured fixed interest rates. Approximately 81.8% of our floating rate debt investments featured interest rate floors with a weighted average interest rate floor of 1.49%.

All of our floating rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly. With regards to our floating rate debt investment sub-portfolio, the weighted average coupon spread to LIBOR was 600 basis points as of September 30, 2012 and 468 basis points as of December 31, 2011, and the weighted average years to maturity was 5.0 years as of September 30, 2012, as compared to 4.9 years as of December 31, 2011.  With regards to our fixed rate debt investment sub-portfolio, the weighted average coupon rate was 9.7% as of September 30, 2012 and 9.3% as of December 31, 2011, and the average years to maturity was 5.3 years as of both September 30, 2012 and December 31, 2011. Weighted average coupon, coupon spreads and weighted average years to maturity are calculated based on par values.

The following table summarizes our top ten portfolio companies as measured by fair value as of September 30, 2012:

Portfolio Company	Industry	Fair Value ($ millions)	% of Fair Value	Investments	Interest Rate (1)	Base Rate Floor	Maturity Date
Catalina Marketing Corp.	Media	$28.51	4.8%	Senior Debt	L+550		9/29/2017
				Subordinated Debt	10.50%		10/1/2015
The Gymboree Corp.	Retailing	21.72	3.6	Senior Debt	L+350	1.50%	2/23/2018
				Subordinated Debt	9.125%		12/1/2018
Ryerson, Inc.	Materials	20.31	3.4	Senior Debt	12.00%		11/1/2015
				Senior Debt	9.00%		10/15/2017
				Senior Debt	L+737.5		11/1/2014
HUB International, Ltd.	Insurance	19.89	3.3	Senior Debt	L+450		6/13/2017
				Senior Debt	L+475	2.00%	12/13/2017
				Subordinated Debt	8.13%		10/15/2018
GCI, Inc.	Telecommunication Services	15.94	2.7	Subordinated Debt	8.625%		11/15/2019
				Subordinated Debt	6.75%		6/1/2021
Data Device Corp.	Capital Goods	15.77	2.6	Senior Debt	L+600	1.50%	7/11/2018
				Senior Debt	L+1000	1.50%	7/11/2019
Cengage Learning Acquisitions, Inc.	Media	15.65	2.6	Senior Debt	11.50%		4/15/2020
Hubbard Radio, LLC	Media	15.43	2.6	Senior Debt	L+725	1.50%	4/30/2018
				Senior Debt	L+375	1.50%	4/28/2017
E*TRADE Financial Corp.	Diversified Financials	13.61	2.23	Subordinated Debt	12.50%		11/30/2017
				Subordinated Debt	7.875%		12/1/2015
				Subordinated Debt	6.75%		6/1/2016
Wilton Brands, LLC	Materials	13.13	2.2	Senior Debt	L+625	1.25%	8/30/2018
Total		$179.96	27.45%

(1) “L” is the three month LIBOR. For example, the interest rate of L+550 is equal to the sum of (i) LIBOR on the interest reset date and (ii) 5.5%.

We have implemented a currency hedging strategy to compensate us for declines in the value of the Euro relative to the US dollar. At September 30, 2012, we held four investment positions in debt securities denominated in Euro totaling €8,213,000 in principal amount. Concurrently we held two foreign exchange forward contracts for the sale of €7,600,000 between November 2012 and January 2013 at settlement date currency exchange rates that range between €1.0/US$1.2536 and €1.0/US$1.26868.

The table below presents a diversification summary of our portfolio company investments arranged by industry classifications at September 30, 2012 and December 31, 2011. As of September 30, 2012, our investment portfolio of 145 portfolio companies was diversified across 23 industry classifications, as compared to our investment portfolio as of December 31, 2011 that consisted of 110 portfolio companies diversified across 24 distinct industry classifications.

Industry Classification	September 30, 2012	December 31, 2011
Media	16.0%	8.1%
Materials	13.6	3.4
Software & Services	10.3	14.6
Retailing	7.9	12.6
Capital Goods	6.5	3.4
Health Care Equipment & Services	6.0	6.9
Insurance	5.7	2.4
Technology Hardware & Equipment	5.4	4.6
Telecommunication Services	4.7	9.0
Consumer Services	4.6	4.9
Diversified Financials	3.8	7.8
Food & Staples Retailing	3.2	2.5
Energy	2.9	3.3
Pharmaceuticals, Biotechnology & Life Sciences	2.7	5.0
Transportation	2.5	3.4
Commercial & Professional Services	1.4	3.2
Remaining Industries (7/8)	2.8	4.9
Total	100.0%	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from (i) the net proceeds from our continuous public offering of common stock (the “Offering”) (ii) borrowing funds under a revolving credit facility, (iii) interest income, dividends, fees earned from our portfolio investments, and principal payments, (iv) proceeds from sales of our portfolio investments and (v) the reinvestment of distributions based on the election of our shareholders. Net proceeds from our Offering are our primary source of capital to expand our investment portfolio of portfolio companies; interest income, net of expenses, is our primary source of cash to pay distributions to our shareholders.

Offering of Common Stock

On June 23, 2010, we filed a registration statement with the SEC on Form N-2 (as amended and supplemented, the “Registration Statement”) to register the Offering. The Offering, which relates to the sale of up to 150 million of shares of common stock, commenced on April 4, 2011 when the Registration Statement was declared effective. We raised net proceeds of $162.3 million in the three months ended September 30, 2012 and $444.1 million since the start of our Offering, including the reinvestment of distributions into shares of our common stock. Nearly all of this equity capital has been employed to acquire investment positions in portfolio companies.

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

The Credit Agreement currently provides for borrowings in an aggregate amount up to $240.00 million, including $175.00 million on a committed basis and $75.00 million on an uncommitted basis.  We have incurred costs of $0.31 million in connection with obtaining the credit facility and amending the Credit Agreement, primarily consisting of legal fees.

Tranche A Loans ($75.00 million commitment) generally bear interest based on one-month adjusted LIBOR plus a spread of 1.70% per annum. Tranche B Loans ($100 million commitment) generally bear interest based on a three-month adjusted LIBOR plus a spread of 2.35% per annum.  Tranche C Loans ($65.00 million uncommitted) generally bear interest based on a three-month adjusted LIBOR plus a spread of 1.70% per annum. The interest rates are reset monthly and interest is payable monthly in arrears. We incur a continuing unused commitment fee of 0.75% per annum on any unused commitment balances on the Tranche A Loans and Tranche B Loans.  All amounts borrowed as Tranches A and B Loans will mature, and all accrued and unpaid interest thereunder, will be due and payable on August 22, 2013.  All amounts borrowed as Tranche C Loans of the revolving credit facility will mature, and all accrued and unpaid interest thereunder, will be due and payable on August 20, 2014.

During the three months ended September 30, 2012, we increased our net borrowing balance by $82.98 million. As of September 30, 2012, $75.00 million was borrowed and outstanding as Tranche A Loans and $85.92 million was borrowed and outstanding as Tranche B Loans. The unused commitment balance was $14.08 million under the Tranche B Loans commitment.  As of September 30, 2012, the ratio of credit facility borrowings-to-adjusted total assets was 26%.  (Adjusted total assets is equal to total assets excluding payable for investments purchased.)  For the three and nine month periods ending September 30, 2012, the all-in cost of financing, including fees and expenses, was 2.69%. We will continue to draw on the revolving credit facility and combine borrowed funds with equity capital to increase and expand our investment positions in portfolio companies. Additionally, we may further increase the aggregate maximum credit commitment in the future beyond the current amount of $240.00 million.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash; shareholders may elect to reinvest their monthly distributions in additional shares of our common stock pursuant to the terms our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan will nevertheless remain taxable for U.S. shareholders.

We paid total distributions of $7.07 million and $13.16 million for the three-month and nine-month periods ended September 30, 2012 respectively. Approximately 52% of the distributions we paid in the nine month period ended September 30, 2012 were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies.  See Note 8 to the condensed consolidated financial statements for a discussion of the sources of distributions on a GAAP basis. The incentive fee on capital gains payable to the Advisors was not earned as of September 30, 2012, represents a non-cash expense, and is considered an additional source of distributions; accordingly the net incentive income before incentive fees was $11.07 million for the nine months ended September 30, 2012 and represented 84% of paid distributions over the same period.

We anticipate our distributions for the current year, in the aggregate, will be substantially supported by taxable income, consisting primarily of taxable ordinary income and net capital gains. We also estimate that 100% of the our distributions paid in the nine months ended September 30, 2012 were covered by taxable ordinary income and net capital gains. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect our shareholders to incur a return of capital on a tax basis in connection with paid distributions.

Distribution Coverage as of September 30, 2012 (1)	Amount ($ millions)	Payout Ratio

Taxable Income	$14.17
Current Tax Year Paid Distributions	13.05
Paid Distributions as % of Taxable Income		92.1%

(1)	The tax classification of the calendar year 2012 paid distributions will be finalized after the end of the calendar year and then reported to shareholders. Taxable income is estimated.

Our shareholders who held our common stock during the entire three months and nine months ended September 30, 2012 received distributions of approximately $0.19 per share and $0.57 per share, respectively. The annualized distribution rate was 7.0% of our public offering price for shares of common stock during the nine months ended September 30, 2012. The following table provides the details of cash distributions per share that we have declared and paid on our shares of common stock during the nine months ended September 30, 2012.

Distribution Record Date	Distribution Payment Date	Distribution Amount Per Share Per Record Date
January 3 and 10, 2012	February 1, 2012	$0.013798
January 17 and 24, 2012	February 1, 2012	0.014000
January 31, 2012	February 1, 2012	0.014336
February 7, 14, 21 and 28, 2012	February 29, 2012	0.014336
March 6, 13, 20, and 27, 2012	March 28, 2012	0.014606
April 3, 10, 17, and 24, 2012	April 25, 2012	0.014606
May 1, 8, 15, 22 and 29, 2012	May 30, 2012	0.014606
June 5, 12, 19, and 26, 2012	June 27, 2012	0.014606
July 3, 10, 17, 24, and 31, 2012	August 1, 2012	0.014606
August 7, 14, 21 and 28, 2012	August 29, 2012	0.014606
September 4, 11, 18, and 25, 2012	September 26, 2012	0.014606

On September 27, 2012, our board of directors declared a distribution of $0.014606 per share for nine record dates beginning October 2, 2012 and ending on November 27, 2012. The distributions will be paid to shareholders at the end of each month.

RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Set forth below are our results of operations for the three months ended September 30, 2012 and September 30, 2011. Our portfolio investment activity commenced on July 1, 2011 and the three months of operations ending September 30, 2011 represented our initial full quarter of investment operations. Our investment portfolio growth since July 1, 2011 is due to growth in equity capital, and this rise in both capital available for investment and investment activity primarily accounted for the significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the three months ended September 30, 2012 was $11.48 million, consisting primarily of interest income. Incremental amounts of equity capital were deployed throughout the three-month period ended September 30, 2012 in the acquisition of portfolio investments as we received net proceeds from our Offering on a weekly basis. Our investment portfolio grew significantly during the three months ended September 30, 2012 and, accordingly, we believe that reported investment income for the three months ended September 30, 2012 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental net investment activity during each quarter, and (ii) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital available to us for investment purposes from our Offering. We generated investment income of $0.07 million in the three months ended September 30, 2011.

Operating expenses

Operating expenses, before Expense Support Payments and Reimbursement Payments, were $6.38 million for the three months ended September 30, 2012. Investment advisory fees and performance-based incentive fees totaled $4.09 million, or 64% of total operating expenses. Performance-based incentive fees were $1.39 million and this expense was directly attributable to our net realized gain and unrealized net appreciation of approximately $6.88 million in the three months ended September 30, 2012, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized net gains.  Furthermore, $0.80 million in additional operating expenses were incurred by the accrual of probable Reimbursement Payments for prior Expense Support Payments, resulting in net operating expenses of $7.18 million for the three months ended September 30, 2012. We incurred $0.35 million in total operating expenses for the three-month period ended September 30, 2011, of which 100% was then offset by Expense Support Payments.

We continued with a reimbursement rate of 0.75% of gross offering proceeds to reimburse for offering expenses incurred by the Advisors. During the three months ended September 30, 2012, we made reimbursement payments to the Advisors in the amount of $1.31 million which were capitalized as deferred offering expenses and then reduced through the amortization of offering expenses on the condensed consolidated statement of operations.

As of September 30, 2012, the weighted average interest rate for Tranche A, B and C Loans was 1.94%, 2.79% and 2.11%, respectively, exclusive of any unused commitment fees and the amortization of deferred financing costs related to establishing the credit facility. On a combined basis, the weighted average interest rate for the three months ended September 30, 2012, exclusive of any unused commitment fees and of other deferred financing costs related to establishing the credit facility, was 2.28%. For the three-month period ended September 30, 2012, we incurred total interest cost, including direct interest expense, unused commitment fees and amortization of deferred financing costs, of $0.92 million in connection with borrowings under the Tranche A, B and C Loans commitments, resulting in an all-in cost of financing of 2.69%. We did not have any amounts outstanding under the revolving credit facility during the three-month period ended September 30, 2011. (See “Note 11. Revolving Credit Facility and Borrowings” of our condensed consolidated financial statements for additional information regarding the revolving credit facility.)

We consider the following expense categories to be relatively stable in the near term: administrative services, directors’ fees and expenses, directors’ and officers’ insurance policy premiums, and a component of other operating expenses related to compliance services and investor services. Gradual increasing operating expenses include third-party custodian and accounting fees, sub-fund administration costs and revolving credit facility administration costs that are initially tied to minimum base fees coupled with contractual provisions that increase the compensation to these third party service providers as the consolidated asset base of our Company increases. Variable operating expenses that may increase and decrease over sequential periods include professional services (audit and legal services), investment advisory fees, performance-based incentive fees, and interest expense. Step-up increasing operating expenses include transfer agency services, administrative transfer agency support services, and shareholder reporting services which will increase with the growth in our shareholder base. We expect certain operating expenses to continue to increase at a faster rate relative to fixed operating costs, either in connection with the growth in (i) the leveraged asset base (investment advisory fees and interest expense), (ii) the number of open shareholder accounts (transfer agency services, transfer agency support services, and shareholder reporting services) or (iii) the complexity of our investment processes and portfolio holdings, the reporting on our financial condition and capital structure, and the arrangement of additional borrowing capacity (financial reporting, audit and professional legal services).

Net investment income

Net investment income was $4.30 million for the three months ended September 30, 2012, or approximately $0.11 per share. Net investment income before incentive fees was $5.69 million over the same period, or $0.15 per share.  Net investment income and net investment income before incentive fees was $0.07 million for the three months ended September 30, 2011, or approximately $0.10  per share.

Net realized gain

Net realized gain of $0.45 million for the three months ended September 30, 2012 was the result of $0.48 million from realized gain on investments and $0.03 million in net realized loss on foreign currency transactions.  Realized losses were negligible for the three months ended September 30, 2011.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2012, there was an increase in net unrealized appreciation of $6.43 million, comprised of an increase in net unrealized appreciation on investments of $6.55 million and an increase in net unrealized depreciation on foreign currency translation $0.12 million. Market-wide price movements and valuations changes are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. For the three months ended September 30, 2011, there was net unrealized depreciation on investments of $0.28 million

Net increase in net assets resulting from operations

We recorded an increase in net assets resulting from operations for the three months ended September 30, 2012 of $11.18 million. The increase primarily reflects (i) the increase in net investment income, (ii) some modest lift from realized gains and (iii) a substantial increase in net assets attributable to the net unrealized appreciation for the three months ended September 30, 2012.  We recorded a decrease in net assets resulting from operations for the three months ended September 30, 2011 of $0.21 million. The decrease primarily reflects (i) the increase in net investment income, and (ii) decrease in net assets attributable to the net unrealized depreciation for the three months ended September 30, 2011.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Investment income

We generated investment income of $21.11 million and $0.07 million for the nine months ended September 30, 2012, and September 30, 2011, respectively.  Our investment income primarily consists of interest earned on senior and subordinated debt investments held in our portfolio.  This comparative increase in investment income is due to the growth of our portfolio since commencing investment operations in July 2011. The level of interest income we receive is directly related to (i) our rate of investing equity capital and borrowed funds into the investment securities of portfolio companies, (ii) the weighted average balance of interest-bearing investments throughout the period, and (iii) the weighted average yield of our investments.

Operating expenses

Our total operating expenses were $12.72 million and $0.39 million for the nine months ended September 30, 2012 and 2011, respectively. Our operating expenses included $5.22 million and $0.04 million in base management fees attributed to the investment advisory services of CNL and KKR for the nine months ended September 30, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to CNL of $0.58 million and $0.08 million for the nine months ended September 30, 2012 and 2011, respectively.

Our Advisors are eligible to receive incentive fees based on performance. We recorded incentive fee expense of $1.92 million for the nine months ended September 30, 2012. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized. The determination of the actual amount due and payable to the Advisors is conducted at the end of the calendar year The Advisors have not received any payment of incentive fees on capital gains since the inception of the Company.

We recorded interest expense of $1.75 million and $0.01 million for the nine months ended September 30, 2012 and 2011, respectively, in connection with borrowing under our revolving credit facility which became effective on August 23, 2011. Professional services expenses, primarily consisting of audit and legal fees, grew to $0.75 million in the nine months ended September 30, 2012 as compared to $0.06 million in the nine months ended September 30, 2011, reflecting (i) an increase in routine external audit services and (ii) legal services in connection with our SEC exemptive relief application and other corporate legal services.

As our asset base and number of investors have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the nine months ended September 30, 2012, the ratio of operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses) to average net assets was 1.91%. We generally expect operating expenses to remain relatively stable as a percentage of our total assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense support payments were $1.59 million and $0.39 million for the nine months ended September 30, 2012 and 2011, respectively. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012. (See “_Contractual Agreements, Expense Support Agreement, below for further details about the Expense Support Agreement.) Additionally, we accrued $0.83 million as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $3.0 million as of September 30, 2012. The Reimbursement Payment obligation, when combined with Other Operating Expenses, results in an Other Operating Expense ratio of 1.91% as a percentage of average weighted net assets as of September 30, 2012 on an annualized basis. (See “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $9.15 million ($0.39 per share) and $0.07 ($0.27 per share) for the nine months ended September 30, 2012 and 2011, respectively.

Net realized gain

We sold investments and received principal payments of $100.73 million and $16.23 million, respectively, during the nine months ended September 30, 2012, from which we realized net gains of $1.75 million. Foreign currency transactions contributed an additional $0.01 million in realized gains. We sold investments of $0.03 million during the nine months ended September 30, 2011, from which we realized a negligible net loss.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2012, the net change in unrealized appreciation on investments totaled $8.07 million and the net change in unrealized depreciation on foreign currency translation totaled $0.25 million. This change in unrealized appreciation on investments was primarily driven by the market appreciation, including tighter credit spreads, as reflected in several investment positions held in our portfolio. For the nine months ended September 30, 2011, the net change in unrealized depreciation on investments was $0.28 million.  There was no net change in unrealized depreciation on foreign currency translation.

Net increase in net assets resulting from operations

For the nine months ended September 30, 2012, the net increase in net assets resulting from operations was $18.73 million compared to a net decrease in net assets resulting from operations of $0.21 million during the nine months ended September 30, 2011.

Net Assets, Net Asset Value per Share and Total Investment Returns

Net assets increased $384.83 million during the nine-month period ended September 30, 2012. The most significant increase in net assets during the nine months ended September 30, 2012 was attributable to the new issuance of shares of common stock and reinvestment of distributions, net of share repurchases, in the combined amount of $379.26 million. Net investment income contributed $9.15 million to the growth in net assets during the nine months ended September 30, 2012. Other increases in net assets were attributable to (i) unrealized appreciation on investments of $7.82 million and (ii) net realized gains of $1.76 million. Distributions to shareholders in the amount of $13.16 million contributed to a reduction in net assets in the nine months ended September 30, 2012.

Net assets increased $15.20 million during the nine-month period ended September 30, 2011. The most significant increase in net assets during the nine months ended September 30, 2011 was attributable to the new issuance of shares of common stock and reinvestment of distributions in the combined amount of $15.54 million. Net investment income contributed $0.07 million to the growth in net assets during the nine months ended September 30, 2011.  Unrealized depreciation on investments of $0.28 million and distributions to shareholders in the amount of $0.13 million contributed to a reduction in net assets in the nine months ended September 30, 2011.

Our net asset value per share was $9.21 and $9.78 on December 31, 2011 and September 30, 2012, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.57 per share in the nine months ended September 30, 2012, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 12.5% (not annualized) for shareholders who held our shares over the nine month period ending September 30, 2012.

Initial shareholders participating in the Offering with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 19.8% (see chart below), or an annualized return of 15.0%. Initial shareholders participating in the Offering with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 7.9%, or an annualized return of 6.0%.  Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, had total returns of approximately 7.0% and 11.9% respectively.

Growth of $10,000 Initial Investment(1)

12000
11500
11000
10500
10000
9500
9000
8500
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Jan-12
Feb-12
Mar-12
Apr-12
May-12
Jun-12
Jul-12
Aug-12
Sep-12
10,000
9,914
10,405
11,273
11,374
11,791
11,034
10,612
10,592
Corporate Capital Trust (excluding sales load)
Corporate Capital Trust (including sales load)
Merrill Lynch High Yield Master II Index
S&P/LSTA Leverage Loan Index

(1) Cumulative performance: June 17, 2011 to September 30, 2012

Our shares are illiquid investments for which there is not a secondary market, and we do not expect a secondary market in our shares to develop in the future.  You should not expect to be able to resell your shares regardless of how we perform.  If you are able to sell your shares, you will likely receive less than your purchase price.  Our net asset value and annualized return — which are based upon determinations of fair value by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

Capital Stock Activity

The number of shares outstanding of our common stock increased by 38.94 million shares during the nine months ended September 30, 2012, including shares sold in our Offering and shares issued in connection with our distribution reinvestment plan. The public offering price was increased four times and it ranged between $10.25 per share to $10.95 per share during the nine months ended September 30, 2012. As of September 30, 2012, the net offering price (net of sales load) was $9.855 per share. Net asset value was $9.78 per share on September 30, 2012, or 99.2% of the net public offering price.

On July 9, 2012, the Company commenced its quarterly share repurchase program and filed its tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 236,604 shares of common stock at a cash price of $9.64 per share and its offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase. The Company repurchased 47,481 shares for consideration of $457,720.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2012.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement rate equal to 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. As of September 30, 2012, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $2.03 million for offering expenses. As of September 30, 2012, the Advisors carried a balance of approximately $4.48 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expense.

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

See “Note 6 Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement -We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011. On December 16, 2011, the Company and the Advisors amended the Expense Support Agreement, effective January 1, 2012, to extend the terminal date of the Expense Support Payment Period from December 31, 2011 to March 31, 2012 and reduced the operating expense reimbursement ratio from 100% to 65% of our operating expenses. This amendment also redefined Operating Expenses as all costs and expenses paid or incurred by us, as determined under GAAP, including base advisory fees payable pursuant to the Investment Advisory Agreement, and excluding (i) incentive advisory fees payable pursuant to the Investment Advisory Agreement, (ii) offering and organization expenses, and (iii) all interest costs related to indebtedness for such period. On March 16, 2012, we and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the operating expense reimbursement ratio from 65% to 25%. As of September 30, 2012, the Advisors had incurred $3.0 million of Expense Support Payments. The Advisors’ commitment to make Expense Support Payments was not extended beyond June 30, 2012.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, but excluding base advisory fees and including a Reimbursement Payment) to exceed 1.91% of average net assets attributable to common shares as of the calendar year-end. The Expense Support Agreement also states that in no event shall we be required to make any Reimbursement Payment prior to January 1, 2013. As of September 30, 2012 we have accrued $0.83 million for probable Reimbursement Payment obligation. As a result, the Other Operating Expense-to-average net asset ratio is equal to 1.91% as of September 30, 2012, annualized. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Management believes that additional liabilities for Reimbursement Payments are not probable as of September 30, 2012. Management continues to periodically assess the likelihood of whether additional Reimbursement Payments are probable.

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

Revolving Credit Facility –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. The credit facility provides for borrowings in an aggregate amount up to $240 million on a committed basis.  As of September 30, 2012, $160.92 million was borrowed and outstanding under the credit facility. (See “— Liquidity and Capital Resources — Credit Facility” above and “Note 11. Revolving Credit Facility and Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facility.)

 A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facility at September 30, 2012 is as follows:

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (1)	$160.92	$160.92	$—	$—	$—
Interest and Credit Facility Fees Payable	0.24	0.24	—	—	—

(1)	At September 30, 2012 our unused commitment amount of Tranche B Loans was $14.08 million under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the period from January 1, 2012 to September 30, 2012, we did not engage in interest rate hedging activities.

Interest Rates: Assets

As of September 30, 2012, approximately 42.7% of our portfolio of debt investments, or approximately $254.97 million measured at fair value, featured floating or variable interest rates. The variable interest rate investments are usually based on a floating LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to current market interest rates. At September 30, 2012, approximately 81.8% of our portfolio of variable interest rate debt investments, or approximately $208.63 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.49%. Variable interest rate investments that feature a base rate floor generally reset to the current base rate only if the reset base rate exceeds the base rate floor on the applicable interest reset date, in which cases we may benefit through an increase in interest income from such investments after the interest reset date.

At September 30, 2012, we held an aggregate investment position of $46.34 million at fair value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 18.2% of our portfolio of variable interest rate debt investments. In the case of these “no base floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income after the interest reset date.

Assuming that the condensed consolidated schedule of investments as of September 30, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

	Par Amount	Weighted Avg. Floor	Increases in Short-Term LIBOR
($ in millions except per share data)			+ 50 bps	+ 100 bps	+ 150 bps	+ 200 bps

No base rate floor	$46.73		$0.210	$0.420	$0.630	$0.839
Base rate floor	$210.92	1.49%	0.000	0.093	0.795	1.665
Increase in Floating Rate Interest Income			0.210	0.513	1.425	2.504

		LIBOR + Spread
Tranche A Loans	$75.00	L(30) + 170 bps	$(0.375)	$(0.750)	$(1.125)	$(1.500)
Tranche B Loans	$85.92	L(90) + 235 bps	(0.430)	(0.859)	(1.289)	(1.718)
Increase to Floating Rate Interest Expense			(0.805)	(1.609)	(2.414)	(3.218)

Change in Floating Rate Net Interest Income			$(0.595)	$(1.096)	$(0.989)	$(0.713)
Change in Floating Rate Net Interest Income per share outstanding as of September 30, 2012			$(0.01)	$(0.02)	$(0.02)	$(0.02)

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

Although management believes that this analysis and presentation is indicative of our interest income sensitivity to interest rate changes in relation to our assets as of September 30, 2012, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect net investment income and net increases in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the estimates above. Additionally, an increase in interest rates and interest income should make it easier for us to meet or exceed our quarterly preferred return that triggers the quarterly subordinated incentive fee on income, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to our Advisors with respect to an increase in pre-incentive fee net investment income.

Interest Rates: Liabilities (Borrowings)

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of our revolving credit facility agreement as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facility”), as of September 30, 2012, CCT Funding borrows at a floating base rate of (i) 30-day LIBOR plus 1.70% for Tranche A Loans ($75.0 million loan balance outstanding), (ii) 90-day LIBOR plus 2.35% for Tranche B Loans ($85.92 million loan balance outstanding and $14.08 million unused commitment) and (iii) 90-day LIBOR plus 1.70% for Tranche C Loans ($65.00 million unused commitment). Therefore, if we were to completely draw down the unused Trance B Loans commitment and the maximum Tranche C Loans amount, we expect that our weighted average direct interest cost will decrease by approximately 5 basis points, as compared to our current weighted average direct interest cost for borrowed funds, assuming no change in the interest rate margin applicable to Tranche C Loans. We expect that any expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

The exhibit above also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense. For persistent LIBOR increases of less than 100 basis points, the increase in interest expense may be partially offset by the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, then the increase in interest expense may be wholly offset by the hypothetical increase in interest income associated with our floating rate debt investments, in both cases assuming that the condensed consolidated schedule of investments as of September 30, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2012.

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

10.20
Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

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