Form 10-K
period 2012-12-31
Corporate Capital Trust, Inc.
filed 2013-03-18
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $11.05 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 29,406,242.

As of March 12, 2013, there were 76,357,864 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust Inc. definitive proxy statement for the 2013 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2013. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

Statement Regarding Forward Looking Information

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

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

We are currently selling shares of our common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) covering our continuous public offering of up to 150 million shares of common stock for an approximate maximum offering amount of $1.6 billion (the “Offering”). The Registration Statement was declared effective by the SEC on April 4, 2011, at which point the Offering commenced. We commenced business operations on June 17, 2011 and commenced investment operations on July 1, 2011.  See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for current information on the progress of our Offering.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. A substantial portion of our portfolio consists of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. Our portfolio of debt investments includes fixed-rate investments as well as floating-rate investments, the latter of which may provide lower volatility in values in a rising interest rate environment.  We may separately purchase common or preferred equity interests in transactions.  We seek to build on the strong investment expertise and sourcing networks of our Advisors and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We endeavor to be disciplined in selecting investments that we perceive to offer favorable risk/reward characteristics and relative value. We believe the market for lending is currently underserved and characterized by significant demand for capital and comparatively limited available funding, and that we will therefore have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments. We are raising funds with the goal of serving our target market and capitalizing on what we believe is a compelling and sustained market opportunity.

Our investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. Throughout this report we may refer to the issuers of our investments as portfolio companies.  When evaluating an investment in, or investment security issued by a portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe that a flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics. Except as restricted by the 1940 Act or by the Internal Revenue Code of 1986, as amended (the “Code”), we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without shareholder approval.

Our Investment Focus

While we consider each investment opportunity independently, we generally focus on portfolio companies that share the following characteristics:

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

•
Industry Focus. While we will consider opportunities within all industries, we seek to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, less-volatile earnings. We give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

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

While we believe that the criteria listed above are important in identifying and investing in portfolio companies, we consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each portfolio company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. We anticipate that substantially all of the investments held in our portfolio will have either a sub-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or will not be rated by any rating agency. Investment sizes will vary as our capital base changes and will ultimately be at the discretion of our Advisors subject to oversight by our board of directors.

Portfolio and Investment Activity

As of December 31, 2012, our investment program consisted of two main components.  First, throughout 2011 and 2012 we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and primary issuance transactions.  We refer to this investment component as our investment portfolio in this report. Second, beginning in November 2012, we have been increasing our economic exposure to portfolio companies by entering into a total return swap arrangement (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets in this report. In the case of our portfolio of TRS reference assets, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets.  In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the settled notional amount of TRS reference assets.  At the end of the TRS contract life, we will receive additional economic benefit if the net value of the portfolio of TRS reference assets appreciates relative to the settlement date TRS notional amount.  Correspondingly, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to the settlement date TRS notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

During the years ending December 31, 2012 and 2011, we invested $992.0 million and $106.8 million, respectively, in portfolio companies, and we sold investment positions totaling $358.6 million and $0.5 million, respectively. As of December 31, 2012 and 2011, our investment portfolio consisted of 165 and 142 investment positions in 126 and 110 portfolio companies, respectively, for a total fair value of $697.7 million and $106.6 million, respectively, excluding our short term investments and derivative instruments.  As of December 31, 2012, the TRS provided us with economic exposure to 54 investment positions represented by 47 portfolio companies with a total value of $164.8 million.  There were seven investment positions and 19 portfolio companies represented in both our investment portfolio and our portfolio of TRS reference assets as of December 31, 2012.  We had not entered into any TRS as of December 31, 2011.

 The information presented below is for further analysis of our investment portfolio and our portfolio of TRS reference assets. However, our investment program is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio and our portfolio of TRS reference assets based on fair value as of December 31, 2012, excluding our short term investments:

	As of December 31, 2012
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Reference Assets at Fair Value	Percentage of TRS Portfolio
Senior debt securities	$522,442,812	74.9%	$128,005,782	77.7%
Subordinated debt securities	169,788,339	24.3	36,762,456	22.3
Total debt securities	692,231,151	99.2	164,768,238	100.0
Common stock	453,397	0.1	—	—
Preferred stock	4,983,883	0.7	—	—
Total equity securities	5,437,280	0.8	—	—
Total	$697,668,431	100.0%	$164,768,238	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our investment portfolio as of December 31, 2012 were purchased at an average price of 99.4% of par or stated value, as applicable.

For a further discussion of our investment activities and investment attributes of both our investment portfolio and our portfolio of TRS reference assets as of December 31, 2012 and 2011, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; Portfolio Investment Activity for the years ending December 31, 2012 and 2011.”

Competition

As a business development company with a particular focus on lending activities, we experience competition from other business development companies, commercial banks, specialty finance companies, open-end and closed-end investment companies, opportunity funds, private equity funds and institutional investors, many of which generally have had greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors may also have a lower cost of capital, may be subject to less regulatory oversight, and may have lower overall operating costs. The level of competition impacts both our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to these corporate borrowers. We may also face competition from other funds in which affiliates of KKR participate or advise.

We believe we have the following competitive advantages over other capital providers that operate in the markets we target and allow us to take advantage of the market opportunity we have identified:

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

•
Focusing on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize our Advisors' proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•
Experienced Management and Investment Expertise. Our Advisors each bring with them more than 35 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we benefit from CNL’s contrarian investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure.

•
Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide us with immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we benefit from an investment infrastructure that currently employs more than 200 investment professionals, including more than 50 credit-focused investment professionals that currently track over 400 corporate credits. This platform should allow for intensive due diligence to filter investment opportunities and help select investments that offer the most favorable risk/reward characteristics.

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

•
Limited Leverage. We anticipate maintaining a relatively low level of leverage compared to traditional financial institutions and many unregulated investment funds. We believe that limiting our leverage will reduce volatility and risk in our portfolio. Furthermore, by maintaining prudent leverage levels, we believe we will be better positioned to weather market downturns. We do not foresee at any time reaching the 200% asset coverage ratio limitation, as defined in1940 Act, for business development companies.  We expect to borrow funds, consisting of senior securities, at an asset coverage ratio of approximately 250%.

Business Development Company Requirements

Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their advisors. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our voting securities.

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

As a business development company, we are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment or to make any co-investments with our Advisors or any of their affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other advisory clients consistent with guidance promulgated by the SEC Staff permitting us and such other advisory clients to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no Advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors’ respective other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisors’ allocation policies. We and our Advisors have submitted an exemptive application to the SEC to permit greater flexibility for co-investments. However, there is no assurance that we will obtain such SEC exemptive relief.

 Financial Information About Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial business located throughout the United States. We presently do not evaluate our investments by industry segment but rather we review performance on an individual basis. Accordingly, we do not report industry or geographic area segment information.

Entry into Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

In 2011, we entered into the Investment Advisory Agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have entered into the Sub-Advisory Agreement with KKR under which KKR is responsible for the day-to-day management of our company’s investment portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement.  Our board of directors renewed both the Investment Advisory Agreement and the Sub-Advisory Agreement for a one-year term on March 12, 2013. For a further discussion of Investment Advisory and Sub-Advisory Agreements, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations Contractual Obligations — Investment Advisory Agreements.”

In 2011, we entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. We will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

In 2011, we entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of various administrative services on our behalf. Administrative services generally include investor services, general ledger accounting, fund accounting, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, audit services, preparation of reports to the Company’s board of directors and lenders, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and proxy statements, overseeing the payment of our expenses and  distributions on common stock, oversight of services providers and the performance of administrative and professional services rendered to our company by others. Our board of directors renewed the Administrative Services Agreement for a one-year term on March 12, 2013.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services on our behalf and (ii) the Offering.

Employees

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement for our 2013 annual meeting of shareholders (the “2013 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through CNL and/or its affiliates.

Tax Status

Beginning with our 2011 tax year, we elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or a RIC, under the Code. As a RIC, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our taxable income to our shareholders and meet other compliance requirements.

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

Risks Related to Our Business

We have a limited operating history.

We were formed on June 9, 2010, and commenced operations on June 16, 2011 upon meeting our minimum offering requirement of selling, in aggregate, $2 million in common stock. We are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.

Price declines in the medium- and large-sized corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

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

We do not have employees.  Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors will evaluate, negotiate, structure, execute, monitor, and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of an Advisor’s key professionals could have a material adverse effect on our ability to achieve our investment objective.

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

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings; therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in portfolio companies. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions may not grow over time. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our Offering to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies) and there can be no assurance that we will be able to sustain distributions at any particular level.

We pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our Offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with GAAP by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a significant portion of these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Advisors and our audit committee. Our board of directors may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

We and our portfolio companies are subject to regulation at the local, state, and federal level. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

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

Although they have experience managing assets of the type in which we invest, our Advisors have less than two years of experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Advisors and their respective affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Advisors and their respective affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and the Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional marketing support fees and the Advisors to earn increased asset management fees

The time and resources that individuals associated with the Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither CNL nor KKR is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Advisors currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and our Advisors have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Advisors or any of their respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Advisors or their respective affiliates prior to receipt of such relief. Affiliates of KKR, whose primary business includes the origination of investments, engage in investment advisory businesses with client accounts that compete with us. Affiliates of KKR have no obligation to make their originated investment opportunities available to KKR or to us.

We may be obligated to pay our Advisors incentive fees even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles CNL to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. CNL will pay 50% of any such incentive fee to KKR.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

In addition, the fact that our management fee (a portion of which will be paid to KKR) is payable based upon our gross assets, which would include any borrowings for investment purposes, any unrealized depreciation or appreciation on total return swaps and any cash collateral on deposit pursuant to the terms of  total return swaps, may encourage our Advisors to use leverage to make additional investments.  Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside our Advisors’ and their respective affiliates’ other clients, including other entities they manage, which we refer to as affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and guidance. We may also invest alongside an Advisor’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Advisors’ allocation policies. It is our policy to base our board of directors’ determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Our investment strategy contemplates that we will focus on investing capital in originated transactions that are sourced by our Advisors. Originated transactions may include transactions that are privately negotiated and sourced on a proprietary basis. Because our Advisors may manage other investment funds whose mandates include participating in such transactions, such investments will need to be made on a co-investment basis. The 1940 Act imposes significant limits on co-investment with affiliates of our Advisors. We generally will not be permitted to co-invest alongside affiliates of our Advisors in privately negotiated transactions unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and will not participate in transactions where other terms are negotiable. We and our Advisors have sought such an exemptive order, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective. Even if we are able to obtain exemptive relief, we are unable to participate in certain transactions originated by the Advisors or their respective affiliates, including during the period prior to receiving such relief.

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

We are not managed by KKR & Co. L.P. or CNL Financial Group, Inc. but rather subsidiaries of both and may not replicate the success of those entities.

Although we seek to capitalize on the experience and resources of our Advisors’ respective platforms, we are managed by CNL Fund Advisors Company and KKR Asset Management, LLC and not by CNL Financial Group, Inc. or KKR & Co. L.P. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group, Inc. or KKR & Co. L.P. or their affiliates and their past performance is no guarantee of our future results.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to continuously issue equity securities, which may lead to shareholder dilution.

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

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors.

●
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

●
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

●
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

Most debt securities in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

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

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.
●
Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●
For accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

●
In the case of payment-in-kind, or “PIK,” “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the potential for realizing incentive fees.

●	Original issue discount creates risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

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

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

Although we generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or a representative of us or the Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. Since we use debt to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

In addition, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate loans could see their payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to pay interest and repay their loans. Investments in companies with adjustable-rate loans may also decline in value in response to rising interest rates if the rates at which they pay interest do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed rates may decline in value because the fixed coupon rate is below market yield.

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

International investments create additional risks.

We have made, and expect to continue to make, investments in portfolio companies, and we expect to continue to make such investments, that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in assets located in jurisdictions outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition.  Notwithstanding that limitation on our ownership of foreign portfolio companies, those investments subject us to many of the same risks as our domestic investments, as well as certain additional risks such, including the following:

●	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
●	foreign currency devaluations that reduce the value of and returns on our foreign investments;
●	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
●	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

●
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

●	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
●	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
●	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
●
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

●	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated.  The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

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

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

●	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
●
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

●
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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We may be subject to lender liability judgments.

A number of U.S. judicial decisions have upheld judgments obtained by Borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the Borrower or has assumed an excessive degree of control over the Borrower resulting in the creation of a fiduciary duty owed to the Borrower or its other creditors or shareholders. Because of the nature of its investments, the Company may be subject to allegations of lender liability.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging will cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisors.

The amount of leverage that we employ depends on our Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

Our wholly-owned special purpose financing subsidiary, CCT Funding LLC (which we refer to in this report as CCT Funding), is a party to a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank, as initial lender and administrative agent, and Healthcare of Ontario Pension Plan, as a lender. The agreements governing this facility contain default provisions such as:

●	the failure to make principal payments when due or interest payments within three business days of when due;
●	borrowings under the facility exceeding the applicable advance rates;
●	the purchase by CCT Funding of certain ineligible assets;
●	the insolvency or bankruptcy of us or CCT Funding;

●	the decline of CCT Funding’s net asset value below a specified threshold; and
●	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities.

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

The agreements governing the facility also require CCT Funding to comply with certain operational covenants. These covenants require CCT Funding to, among other things, maintain eligible assets with an aggregate equity value, net of borrowing balance, equal to or exceeding specified amounts under the facility. In addition, the occurrence of certain “Super-Collateralization Events” results in an increase of the collateral equity value that CCT Funding is required to maintain. Super-Collateralization Events include, among other things:

●	certain key employees ceasing to be directors, principals, officers or investment managers of KKR;
●	the bankruptcy or insolvency of KKR or CNL;
●	KKR’s ceasing to act as sub-advisor for us or CCT Funding, or CNL’s ceasing to act as investment adviser for us or CCT Funding;
●
our ceasing to act as CCT Funding’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and

●	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities.

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

We have entered into total return swap agreements and may enter into other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

As of November 2012, our wholly-owned special purpose financing subsidiary, Halifax Funding LLC (which we refer to in this report as Halifax Funding) is a party to a total return swap arrangement with The Bank of Nova Scotia. Pursuant to this total return swap arrangement, we will receive any income generated by a reference asset underlying the total return swaps.  We will also receive the gain from any net appreciation in the price of a reference asset over the life of the total return swaps.  Correspondingly, if there is a net decrease in the price of a reference asset over the life of the total return swaps, we will be required to pay the reference asset owner (i.e. the counterparty) the amount of such net price decrease. In consideration of the total return swaps, we must pay the counterparty a series of floating rate periodic payments over the life of the total return swaps.  These periodic payments are based on the settled notional amounts of the underlying reference assets.

 A total return swap effectively adds leverage to a portfolio by providing investment and economic exposure to a security or portfolio of securities without owning, investing directly in, or taking physical custody of such security or portfolio of securities. A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the reference assets underlying the total return swap.  In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. In addition, we may incur certain costs in connection with the total return swaps that could in the aggregate be significant.

Total return swaps are subject to the risk that a counterparty will default on its payment obligations under the arrangements or that one party will not be able to meet its contractual obligations to the other. The party making periodic payments based on a fixed or variable interest rate would typically have to post collateral to secure its obligations to the other party to the total return swap. In addition, the party making periodic payments based on a fixed or variable interest rate bears the risk of depreciation with respect to the value of the reference assets underlying the total return swap and may be required under the terms of the total return swap to post additional collateral on a dollar-for-dollar basis in the event the value of the reference assets underlying the total return swap depreciates more than the amount of any cash collateral previously posted by such party.

If the party owning the TRS reference assets chooses to exercise its termination rights under the total return swap agreement, it is possible that, because of adverse market conditions existing at the time of such termination, the counterparty will owe more to such party (or will be entitled to receive less from such party) than it would have if such counterparty controlled the timing of such termination.

For purposes of determining our compliance with the asset coverage ratio test applicable to us as a business development company, we will treat the outstanding notional amount of any total return swap to which we are a party, less the actual amount of any cash collateral posted by us under such total return swap, as a senior security for the life of that instrument.  Further, for purposes of determining our compliance with the 70% qualifying assets requirement of Section 55(a) under the 1940 Act, we will treat each loan underlying any total return swap to which we are a party as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company.

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

Our Managing Dealer in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective or to fully implement our investment strategy. Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our Managing Dealer to successfully establish, operate and maintain relationships with a network of broker-dealers.

There is no assurance that our Managing Dealer will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments.. The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Managing Dealer to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Managing Dealer fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. On or before December 31, 2018, our board of directors must consider, but is not required to recommend, a liquidity event for our shareholders. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our shareholders with access to a trading market for their securities.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future.

Also, since a portion of the public offering price from the sale of shares in our Offering will be used to pay expenses and fees, the full offering price paid by the shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain.

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

On July 9, 2012, we commenced a share repurchase program to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the last business date of each relevant calendar quarter. . The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for shares in our Offering. As a result, to the extent you paid an offering price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be at a price approximately equal to our net asset value on the last business day of the calendar quarter, may be lower than the amount you paid in connection with the purchase of shares in our Offering.

We may be unable to invest a significant portion of the net proceeds of our Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our Offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns, which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to any shares we issue in the future. Our articles of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of stock without shareholder approval. After you purchase shares, our board may elect to sell additional shares in the future or issue equity interests in private offerings.  To the extent we issue additional equity interests at or below net asset value, after you purchase our shares, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
●	loss of RIC or business development company status;
●	distributions that exceed our net investment income and net income as reported according to GAAP;
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of either of our Advisors or certain of their respective key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income tax.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock, and we do not expect one to develop. Therefore, there is a risk that a shareholder may not be able to sell our shares of common stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

On June 23, 2010, we filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on April 4, 2011 and we commenced our Offering.

 To the extent that our net asset value per share increases, we will ensure that our shares are not sold at a price, after deduction of selling commissions and marketing support fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our Offering and periodic reinvestment of distributions in our shares, we make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours before the time that we issue shares. In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in the Offering until the net asset value per share is greater than 97.5% of the public offering price, net of sales load. The following table lists the net asset value per share, the public offering price including and excluding sales load, the net public offering price premium as a percentage of NAV, and quarterly declared distributions per share for the years ended December 31, 2012 and 2011.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2012
First Quarter	$9.66	$10.85	$9.76	1%	$0.19
Second Quarter	$9.64	$10.85	$9.76	1%	$0.19
Third Quarter	$9.78	$10.95	$9.86	1%	$0.19
Fourth Quarter	$9.75	$10.95	$9.86	1%	$0.19
Year Ended December 31, 2011
Second Quarter	$9.00	$10.00	$9.00	0%	$0.00
Third Quarter	$8.81	$10.00	$9.00	2%	$0.19
Fourth Quarter	$9.21	$10.25	$9.22	0%	$0.18

(1)	Net asset value per share (“NAV”) is determined as of the last day in the period. The NAVs are based on outstanding shares at the end of the period.
(2)
Net public offering price excluding sales load (“Net POP”) is equal to public offering price less a 10% allowance for selling commissions and marketing support fees. Net POP is also the price employed in the distribution reinvestment plan.

(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.

As of December 31, 2012, we received aggregate subscription proceeds of approximately $659.3 million (61.5 million shares) in connection with our Offering and 1.2 million shares were issued in connection with the reinvestment of $12.1 million of distributions pursuant to our distribution reinvestment plan.  Set forth below is a chart that reconciles gross and net proceeds from the Offering since we commenced our Offering on April 4, 2011.

	As of December 31, 2012
	Shares	Amount
Gross Proceeds from Offering	61,542,375	$659,266,958
Commissions and Marketing Support Fees		(62,232,876)
Reinvestment of Distributions	1,236,728	12,098,346
Net Proceeds to Company	62,779,103	$609,132,428
Average Net Proceeds Per Share	$9.70

Holders

As of March 12, 2013, we had 22,000 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Set forth below is a chart describing the single class of our securities outstanding as of March 12, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	1,000,000,000	—	76,357,864

Recent Sales of Unregistered Securities

In connection with our formation in June 2010, our Advisors acquired 22,222 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act.

Share Repurchase Program

We commenced our share repurchase program in July 2012 and the first repurchase of shares occurred in August 2012.  We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters.  We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. On October 9, 2012, we offered to purchase up to 470,031 shares of our issued and outstanding common stock at a price of $9.79 per share.  The offer expired on November 15, 2012 and the total number of shares purchased represented 5% of the total number of shares offered for purchase. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2012 pursuant to our tender offer dated October 9, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2012 through October 31, 2012	-	-	-	-
November 1, 2012 through November 30, 2012	25,405	$9.79	25,405	-
December 1, 2012 through December 31, 2012	-	-	-	-
Total	25,405	$9.79	25,405	-

Distributions

Distributions to our shareholders are governed by our articles of incorporation. Beginning in June 2011, our board of directors met quarterly to declare distributions for the subsequent fiscal quarter. Our board of directors declares a weekly record date, a weekly distribution rate and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our shareholders are declared out of assets legally available for distribution. (See Notes 8 and 13 to our consolidated financial statements).

The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2012, and 2011:

	Cash Distributions Declared Per Share
Quarter	2012	2011
First	$0.185700	$—
Second	0.189878	—
Third	0.189878	0.175006
Fourth	0.189878	0.191492
Total	$0.755334	$0.366498

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2012, and 2011, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2012 and 2011, a Form 1099-DIV was sent to our shareholders which stated the amount and source of the distribution and provided information with respect to appropriate tax treatment of the distribution.

On December 14, 2012 and March 12, 2013, our board of directors declared distributions for the first quarter of 2013 and the second quarter of 2013, respectively, which represent an annualized distribution rate of 7.06% based on our current public offering price of $11.05 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 2, 8, 15, 22 and 29, 2013	January 30, 2013	$0.015004
February 5, 12, 19 and 26, 2013	February 27, 2013	$0.015004
March 5, 12, 19 and 26, 2013	March 27, 2013	$0.015004
April 2, 9, 16, 23 and 30	May 1, 2013	$0.015004
May 7, 14, 21 and 28	May 29, 2013	$0.015004
June 4, 11, 18 and 25	June 26, 2013	$0.015004

We have adopted a distribution reinvestment plan that enables our shareholders to elect for the reinvestment of distributions in shares of common stock. As a result, if our company’s board of directors authorizes and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price exclusive of commissions and marketing support fees, rather than receiving the cash distribution.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2012 and 2011, and for the period from June 9, 2010, (Inception) to December 31, 2010 is derived from our consolidated financial statements. The following selected financial data for Corporate Capital Trust, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

	(U.S. dollar amounts in thousands, except per share data)
			Period from
			June 9, 2010
Statement of operations data:			(Inception) to
	Year Ended December 31,		December 31,
	2012	2011	2010

Investment income	$35,582	$959	$—
Operating expenses
Total expenses	19,651	1,481	—
Reimbursement of expense support	1,829	—
Advisors’ Expense support	(1,590)	(1,376)	—
Net expenses	19,890	106	—
Net investment income	15,692	853	—
Realized and unrealized gain	9,962	529	—
Net increase in net assets resulting from operations	$25,654	$1,382	$—
Per share data:
Net investment income - basic and diluted	$0.50	$0.67
Net increase in net assets resulting from operations—basic and diluted	$0.82	$1.09
Distributions declared	$0.76	$0.37
Balance sheet data:
Total assets	$850,324	$116,223	$200
Credit facility	$159,620	$25,340	—
Total net assets	$611,484	$65,163	$200
Other data:
Total investment return-net price(1)	14.2%	6.5%	—
Total investment return-net asset value(2)	14.3%	6.5%
Number of portfolio companies at period end	126	110	—
Total portfolio investments for the period	$991,952	$106,811	—
Investment sales and prepayments for the period	$410,530	$482	—

(1)
Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for the Company’s shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period.  The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.  Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of the Company’s shares of common stock.

(2)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including dividends declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for the Company’s shares.  The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.  Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of the Company’s shares of common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we”, “our”, “us” and “our company” refer to Corporate Capital Trust, Inc.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Our critical accounting policies are described in the notes to the consolidated financial statements. Accordingly, see Note 2 to the consolidated financial statements for a description of critical accounting policies. We consider these accounting policies to be deemed critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements for a description of recently issued accounting pronouncements. We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

EXECUTIVE OVERVIEW

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”), collectively, the “Advisors”, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC.  CNL also provides the administrative services necessary for us to operate.

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the amount of equity capital we raise from offering common stock in our company, the amount of capital we may borrow under our revolving credit facility, the investment parameters of our TRS agreements, the amount of debt and equity capital available at large from various potential capital providers to finance the business activities of portfolio companies, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, and competitive environment for the types of investments we currently seek and intend to seek in the future.

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rates. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.  While the TRS reference assets generate interest income and fees, such amounts, net of the financing amounts we pay quarterly to the TRS counterparty, are recognized as realized gains pursuant to GAAP.

Operating Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, amortization of deferred offering expenses, fund administrative expenses, and third-party expenses incurred under the administrative services agreement and custody/accounting agreements. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

($ in millions except per share data)
Year ended December 31,	2012	2011
Total assets	$850.32	$116.22
Adjusted total assets (Total assets net of payable for investments purchased)	$777.89	$91.51
Investment in portfolio companies	$697.67	$106.59
Borrowings -credit facility	$159.62	$25.34
Borrowings - TRS deemed senior securities	$76.05	$—
Net assets	$611.48	$65.16
Average net assets	$304.26	$20.93
Average credit facility borrowings	$110.07	$4.08
Net asset value per share	$9.75	$9.21
Leverage ratio (Borrowings/Adjusted total assets)	30%	28%

Portfolio Activity for the Year Ended December 31,	2012	2011
Cost of investments purchased	$991.95	$106.81
Sales, principal payments and other exits	$410.53	$0.48
Number of portfolio companies at end of period	126	110
Net investment income	$15.69	$0.85
Net realized gains on investments and foreign currency transactions	$3.04	$0.01
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation:	$6.92	$0.52
Net increase in net assets from operations	$25.65	$1.38
Total distributions declared	$23.32	$0.86
Calendar year paid distribution as % of taxable income	97%	88%
Net investment income before incentive fees per share	$0.56	$0.89
Net investment income per share	$0.50	$0.67
Earnings per share	$0.82	$1.09
Distributions declared per share outstanding for the entire period	$0.76	$0.37

Common Stock Offering Summary for the Year Ended December 31,	2012	2011
Gross proceeds	$588.37	$70.90
Net proceeds to Company	$532.86	$64.17
Average net proceeds per share	$9.77	$9.14
Shares issued in connection with offering	54.52	7.02

BUSINESS ENVIRONMENT

The U.S. economy grew at a moderate rate in 2012 of 2.2%, but key indicators of sustainable growth remain under pressure and growth slowed slightly in the fourth quarter of 2012. For example, while unemployment has declined from a high of 10% in October 2009 to 7.8% in December 2012, the unemployment rate remains high compared to its average of less than 5% in 2004-2007 and consumer and business spending continues to be cautious. While the federal debt limit has been temporarily suspended, additional efforts to suspend or increase the debt limit may be required as soon as May 2013. A tightening of U.S. fiscal policy and uncertainty about the resolution of such policy issues may further slow U.S. economic growth and adversely impact the global economy.

Notwithstanding these trends, capital flows into the debt markets in 2012 remained robust and bond and loan issuance and refinancing volumes increased, adding to strong price appreciation among the credit indices.  The S&P Leveraged Loan Index, a measure of senior secured debt, saw an increase of 1.45% during the fourth quarter of 2012 and the Merrill Lynch High Yield Master II, a measure of subordinated debt, increased 3.23% over the same period. Overall, both indices recorded relatively strong overall gains in 2012 with total returns of 9.67% and 15.58%, respectively, during that period. Furthermore, interest rates continued their descent in 2012, evidenced by the three-month LIBOR decreasing 5 basis points (“bps”) in the fourth quarter of 2012 and 27 bps for the year, to finish the year at 0.30%. We also witnessed credit spreads tightening in the high yield debt markets and overall increased appetite for risk from certain investors in the search for yield. These factors, along with others, compressed the yields on U.S. fixed rate bonds to an all-time low and our Advisors believe that in the fourth quarter 2012, floating rate investments offered favorable risk adjusted returns relative to fixed rate investments.  The trend of yield compression has continued into the first quarter of 2013.

As a result, in the fourth quarter of 2012 our Advisors initiated a shift increasing the composition of our floating or variable rate investments from 42.7% as of September 30, 2012 to 57.3% as of December 31, 2012.  Floating rate debt investments typically have a shorter duration, contribute lower relative interest rate risk to the investment portfolio as interest rates rise but offer a lower relative yield as compared to high yield, fixed rate corporate bond investments.  Debt securities with shorter durations are typically subject to less interest-rate risk and for this reason, portfolios with shorter durations, like ours, are considered less price sensitive to changes in interest rates than those with longer durations.

However, even as realizable yields on debt securities compressed in the fourth quarter of 2012, primarily as a result of the robust levels of liquidity entering the secondary market, our Advisors believe that there remains a long-term market investment opportunity in primary corporate debt issuances and other less liquid transactions. As new banking regulations such as Basel III and Dodd-Frank require financial institutions to meet new increased capital requirements, our Advisors believe the confluence of both legislative and regulatory measures will make it more difficult and inefficient for commercial banks to supply all of the capital to meet the financing needs of growing medium- to large-sized companies.  This in our Advisors’ view will continue to provide us with an attractive market investment opportunity to deploy capital through primary corporate debt issuance and other less liquid securities to this growing segment of the U.S. economy.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2012, our investment program consisted of two main components.  First, throughout 2011 and 2012 we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and primary issuance transactions.  We refer to this investment component as our investment portfolio in this report. Second, beginning in November 2012, we have been increasing our economic exposure to portfolio companies by entering into a total return swap arrangement (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets in this report. In the case of our portfolio of TRS reference assets, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets.  In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the settled notional amount of TRS reference assets.  At the end of the TRS contract life, we will receive additional economic benefit if the net value of the portfolio of TRS reference assets appreciates relative to the settlement date TRS notional amount.  Correspondingly, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to the settlement date TRS notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

Portfolio Investment Activity for the years ending December 31, 2012 and 2011

Our flexible mandate allows for our Advisors to actively manage yield and risk by re-allocating the portfolio between fixed and floating securities, senior and subordinated securities, as well as between secondary and primary debt issuance transactions. One of the most noticeable evidences of our flexible investment mandate is the shift towards direct and indirect investment participation in primary debt issuance transactions.  As of December 31, 2012, we had investment exposure to approximately $290 million of corporate debt securities that were acquired as portfolio investments or as TRS reference assets in transactions featuring the original issuance of these debt securities. See Item 8 “Financial Statements and Supplementary Data” for a comprehensive list of all investments in portfolio companies that we held in our investment portfolio as of December 31, 2012 and 2011 and TRS reference assets as of December 31. 2012.

During the year ending December 31, 2012, we invested $991.95 million in the securities issued by portfolio companies. These investments were sourced, underwritten and monitored by our Advisors. During the year ended December 31, 2012, we sold investment positions totaling $358.60 million. As of December 31, 2012, our investment portfolio consisted of 165 investment positions in 126 portfolio companies, representing a total fair value of $697.67 million, excluding our short term investments and derivative instruments.  During the year ended December 31, 2012, we added 62 new portfolio companies to our investment portfolio and we exited from our investment positions in 46 portfolio companies that had been held in the investment portfolio at December 31, 2011.

During the year ending December 31, 2011, we invested $106.81 million in portfolio companies.  During the year ended December 31, 2011, we sold investment positions totaling $0.48 million. As of December 31, 2011, our investment portfolio consisted of 142 investment positions in 110 portfolio companies, for a total fair value of $106.59 million, excluding our short term investments.

The portfolio of TRS reference assets provides us with economic exposure to 54 debt investment positions represented by 47 portfolio companies with a total value of approximately $164.77 million.  There were seven investment positions and 19 portfolio companies represented in both our investment portfolio and our TRS portfolio of reference assets as of December 31, 2012.

The information presented below is for further analysis of our investment portfolio and our portfolio of TRS reference assets, or TRS portfolio. However, our investment program is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our investment portfolio and our portfolio of TRS reference assets based on fair value as of December 31, 2012, excluding our short term investments: We do not own, or have physical custody of, the TRS reference assets. The reference assets are not direct investments of our Company.

	As of December 31, 2012
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Reference Assets at Fair Value	Percentage of TRS Portfolio
Senior debt securities	$522,442,812	74.9%	$128,005,782	77.7%
Subordinated debt securities	169,788,339	24.3	36,762,456	22.3
Total debt securities	692,231,151	99.2	164,768,238	100.0
Common stock	453,397	0.1	—	—
Preferred stock	4,983,883	0.7	—	—
Total equity securities	5,437,280	0.8	—	—
Total	$697,668,431	100.0%	$164,768,238	100.0%

The following table summarizes the composition of our investment portfolio based on amortized cost and the notional amount of the TRS reference assets as of December 31, 2012:

	As of December 31, 2012
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Reference Assets at Notional Amount	Percentage of TRS Portfolio
Senior debt securities	$519,196,084	75.1%	$127,732,013	77.9%
Subordinated debt securities	166,981,595	24.1	36,279,761	22.1
Total debt securities	686,177,679	99.2	164,011,774	100.0
Common stock	448,908	0.1	—	—
Preferred stock	4,800,812	0.7	—	—
Total equity securities	5,249,720	0.8	—	—
Total	$691,427,399	100.0%	$164,011,774	100.0%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2011, excluding our short term investments:

	As of December 31, 2011
Asset Category	Investment Portfolio at Amortized Cost	Investment Portfolio at Fair Value	Percentage of Investment Portfolio
Senior debt securities	$71,398,157	$71,609,433	67.2%
Subordinated debt securities	34,613,494	34,877,800	32.7
Total debt securities	106,011,651	106,487,233	99.9
Preferred stock	99,595	102,524	0.1
Total	$106,111,246	$106,589,757	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our portfolio were purchased at an average price of 99.4% of par value.  The table below presents a summary of statistics for the debt investments in our investment portfolio, as well as for the portfolio of TRS reference assets, as of December 31, 2012 and 2011.

	Portfolio Debt Investments as of December 31,				TRS Reference Assets as of December 31,
Floating interest rate investments:	2012		2011		2012
Percent of portfolio (1)	57.3%		58.5%		73.7%
Percent of floating rate debt investments with interest rate floors (1)	87.3%		65.2%		87.0%
Weighted average interest rate floor	1.4%		1.5%		1.2%
Weighted average coupon spread (2)	595	bps	468	bps	433	bps
Weighted average years to maturity (2)	5.2		4.9		5.8

Fixed interest rate investments:
Percent of portfolio (1)	42.7%		41.5%		26.3%
Weighted average coupon rate (2)	9.5%		9.3%		8.3%
Weighted average years to maturity (2)	5.6		5.3		7.0

(1)   Percentages are based on fair value.
(2)   Weighted average coupon, coupon spreads and weighted average years to maturity are calculated based on par values.

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly.  The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.306% and 0.583% during the year ended December 31, 2012, and ranged between 0.245% and 0.581% during the year ended December 31, 2011.

As of December 31, 2012, our investment portfolio of 126 portfolio companies was diversified across 23 industry classifications, as compared to our investment portfolio as of December 31, 2011 that consisted of 110 portfolio companies diversified across 24 distinct industry classifications.  As of December 31, 2012, the portfolio of TRS reference assets consisted of 47 portfolio companies diversified across 18 distinct industry classifications. The table below presents a diversification summary of our portfolio company investments and portfolio of TRS reference assets arranged by industry classifications at December 31, 2012 and December 31, 2011.

	Portfolio Investments as of December 31,		TRS Reference Assets as of December 31,
Industry Classification	2012	2011	2012
Capital Goods	13.7%	3.4%	15.0%
Media	11.0	8.1	13.8
Materials	9.9	3.4	3.7
Retailing	9.2	12.6	—
Software & Services	9.1	14.6	15.6
Technology Hardware & Equipment	7.8	4.6	2.4
Insurance	6.2	2.4	1.8
Health Care Equipment & Services	6.2	6.9	7.7
Telecommunication Services	4.1	9.0	8.2
Consumer Services	3.7	4.9	5.4
Commercial & Professional Services	3.4	3.2	—
Remaining Industries	15.7	26.9	26.4
Total	100.0%	100.0%	100.0%

Our investment portfolio may contain loans that are in the form of lines of credit, unfunded delayed draw loan commitments or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, we held two unfunded delayed draw loan commitments that amounted to $1,012,317.  As of December 31, 2011, we held one delayed draw line of credit investment position; however, this investment was fully funded and does not represent an unfunded loan commitment with recourse to us.  We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

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

LIQUIDITY AND CAPITAL RESOURCES

Offering of Common Stock

On June 23, 2010, we filed our Registration Statement with the SEC to register the Offering. The Offering, which relates to the offer and sale on a continuous basis of up to 150 million of shares of common stock, commenced on April 4, 2011 when the Registration Statement was declared effective. We raised net proceeds of $544.70 million during the year ending December 31, 2012 and $64.44 million during the year ending December 31, 2011, including the reinvestment of distributions into shares of our common stock. Nearly all of this equity capital has been applied to acquire investment positions in portfolio companies.

Credit Facility

We borrow funds to invest alongside the equity capital proceeds of our Offering to increase our investment positions in portfolio companies and to further diversify the number of portfolio company investment positions. In 2011, our wholly-owned special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement as amended, the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). At the time CCT Funding initially entered into the Credit Agreement, Deutsche Bank was the sole initial lender. CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of CCT Funding, including its investment portfolio. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 88% of our total investment portfolio, including money market investments, was held as collateral at CCT Funding under the credit facility as of December 31, 2012.

As of December 31, 2012, the Credit Agreement provided for borrowings in an aggregate amount up to $240.00 million, including $175.00 million on a committed basis and $65.00 million on an uncommitted basis.  As of December 31, 2012, we have incurred costs of $0.30 million in connection with arranging and amending the Credit Agreement, primarily consisting of legal fees.  We have recorded these costs as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility.  As of December 31, 2012, $0.11 million of such deferred financing costs had yet to be amortized to interest expense.

As of December 31, 2012, $75.00 million was borrowed and outstanding as Tranche A Loans and $84.62 million was borrowed and outstanding as Tranche B Loans. The unused commitment balance was $15.38 million under the Tranche B Loans commitment.  On February 11, 2013, CCT Funding entered into an amendment (the “Third Amendment”) under the Credit Agreement.  The Third Amendment amended the Credit Agreement by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100.00 million.  The Third Amendment reclassified the prior Tranche B Loans as the “Tranche B2 Loans” and the prior Tranche C Loans as the “Tranche B1 Loans.”  As amended, loans under the Credit Agreement will generally bear interest based on a three-month adjusted LIBOR (“Adjusted LIBOR”) for the relevant interest period (except with respect to the Tranche A Loans, which bear interest based on one-month Adjusted LIBOR), plus a spread of (a) 1.70% per annum with respect to the Tranche A Loans, (b) 1.50% per annum with respect to the Tranche B1 Loans, (c) 2.325% per annum with respect to the Tranche B2 Loans and (d) 2.325% per annum with respect to the Tranche D Loans. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable, (x) on August 22, 2013, with respect to the Tranche A Loans, (y) on February 11, 2014, with respect to the Tranche B1 Loans and (z) on February 11, 2015, with respect to each of the Tranche B2 Loans and the Tranche D Loans. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche B1 Loans, Tranche B2 Loans and Tranche D Loans.

As of December 31, 2012, the ratio of credit facility borrowings-to-adjusted total assets was 21%. (Adjusted total assets is equal to total assets excluding payable for investments purchased.)  For the years ending December 31, 2012 and 2011, our all-in cost of financing for this credit facility, including fees and expenses, was 2.60% and 3.94%, respectively. We will continue to draw on the revolving credit facility and combine borrowed funds with equity capital to increase and expand our investment positions in portfolio companies. Additionally, we may further increase the aggregate maximum credit commitment in the future beyond the current amount of $340.00 million.

Total Return Swaps

On November 15, 2012, Halifax Funding LLC, our newly-formed, wholly-owned, special purpose financing subsidiary entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).  Our TRS arrangement with BNS consists of a set of agreements (namely, an ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between Halifax Funding LLC and BNS, and a Confirmation Letter Agreement by and between Halifax Funding and BNS, and the BNS custodian agreement, each dated as of November 15, 2012), and are collectively referred to herein as the TRS Agreements. Under the terms of the TRS Agreements, each reference asset in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS are calculated and treated on an aggregate basis, based upon all such transactions.

Pursuant to the terms of the TRS Agreements, Halifax Funding may select a portfolio of single-name corporate loans and bonds with a maximum aggregate notional amount of $500 million. Halifax Funding is required to initially cash collateralize a specified percentage of each loan or bond (generally, at least 40% of the notional amount of such loan or bond) in accordance with margin requirements described in the TRS Agreements.

Pursuant to Halifax Funding’s limited liability company operating agreement, we act as the manager of Halifax Funding and exercise Halifax Funding’s rights under the TRS, including selecting the specific loans or bonds to be included in, or deleted from, the portfolio of TRS reference assets. Accordingly, the loans and/or bonds selected by Halifax Funding for purposes of the TRS are selected by us in accordance with our investment objective.  Each individual loan or bond, and the portfolio of loans and bonds taken as a whole, must meet criteria described in the TRS Agreements.  BNS, as calculation agent, determines whether each loan or bond complies with the TRS portfolio criteria. Halifax Funding receives quarterly from BNS all interest and fees payable related to the portfolio of TRS reference assets. Halifax Funding pays to BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted cash collateral) equals or exceeds 50% of the trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the trade basis notional amount. In addition, upon the termination or repayment of any reference asset subject to the TRS, Halifax Funding will either receive from BNS the realized gain in the value of such reference asset relative to notional amount ,or pay to BNS any realized loss in the value of reference asset relative to notional amount.

Under the terms of the TRS, Halifax Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the TRS reference assets after such value decreases below a specified amount. The minimum additional collateral that Halifax Funding is required to post pursuant to the TRS Agreement is equal to the amount required to ensure that the value of the TRS credit support is equal to 25% of the value of the portfolio of TRS reference assets.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the value of our investment in Halifax Funding, which generally equals the value of cash collateral provided by Halifax Funding under the TRS Agreements net of unrealized appreciation and depreciation on the portfolio of TRS reference assets.  We have no contractual obligation to post any cash collateral or to make any payments on behalf of Halifax Funding to BNS.  We may, but are not obligated to, increase our equity investment in Halifax Funding for the purpose of funding any additional cash collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS Agreements. If we do not make any such additional investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS Agreements, then BNS will have the right to terminate the TRS and seize the cash collateral posted by Halifax Funding. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee.

All cash collateral required to be posted under the TRS is held in the custody of The Bank of Nova Scotia Trust Company of New York, as custodian (the “Custodian”). The Custodian will maintain and perform certain custodial services with respect to the cash collateral pursuant to a custodial agreement (the “BNS Custodian Agreement”) among us, Halifax Funding, BNS, and the Custodian. The BNS Custodian Agreement and the obligations of the Custodian will continue until BNS has notified the Custodian in writing that all obligations of the Halifax Funding under the TRS Agreements have been satisfied.

In connection with the TRS Agreements, Halifax Funding has made customary representations and warranties and is required to comply with various covenants, financial reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events, the TRS Agreements contain the following additional termination events, among others: (a) the occurrence of an event that materially and adversely affects us and that BNS reasonably believes could also materially impair Halifax Funding’s ability to perform its obligations under the TRS Agreements; (b) a regulatory or judicial authority’s initiation of a proceeding for financial fraud or criminal wrongdoing against us that is reasonably likely to adversely impact the risk profile of an investment in or loan to Halifax Funding; (c) specified material reductions in Halifax Funding’s net asset value, including if, at any time, such net asset value declines to less than 50% of its net asset value in effect either as of the last day of the preceding calendar year or as of the date of the TRS Agreements; (d) Halifax Funding’s material amendment to, or material failure to comply with, its investment strategies or restrictions, to the extent that, in light of such amendment or non-compliance, BNS reasonably expects Halifax Funding to be unable to observe its obligations under the TRS Agreements; and (e) if, at any time, out of a group of seven specifically identified key KKR personnel, fewer than four continue to be partners, members, directors or employees of KKR or serve investment or risk assessment roles in respect of KKR.

For purposes of the asset coverage ratio test applicable to us as a business development company, we treat the difference between (i)TRS  trade basis notional amount, and (ii) the actual amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. Further, for purposes of determining our compliance with the 70% qualifying asset requirement of Section 55(a) under the 1940 Act, we treat TRS reference asset as a qualifying asset if the obligor associated with the TRS reference asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their ordinary monthly distributions and/or long-term capital gains distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan remain taxable to the U.S. shareholder.

We declared our first distribution on June 8, 2011. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2011 and 2012:

For the Year Ended December 31,	Per Share	Amount
2011	$0.366498	$855,670
2012	$0.755374	$23,321,854

 Approximately 50% and 58% of the distributions we declared in the years ended December 31, 2012 and 2011, respectively, were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital for the Company to invest in portfolio companies. See Note 8 to the consolidated financial statements for a discussion of the sources of distributions on a GAAP basis. The performance-based incentive fees as of December 31, 2012 included only the incentive fee on capital gains.  The performance-based incentive fees as of December 31, 2011 included an earned subordinated incentive fee on income of $176,847 and an unearned incentive fee on capital gains of $105,723.  The unearned incentive fee on capital gains payable to the Advisors as of December 31, 2012 and 2011, represents a non-cash expense, and is considered an additional source of distributions.  Accordingly the net investment income before unearned incentive fees was $17.67 million and $0.96 million for the years ended December 31, 2012 and 2011, respectively, and represented 76% and 112%, respectively of declared distributions over the same period.

Results of Operations

Set forth below are our results of operations for the years ended December 31, 2012 and 2011.  Our portfolio investment activity commenced on July 1, 2011 and our investment portfolio growth since July 1, 2011 is primarily due to growth in equity and borrowed capital, and this rise in both capital available for investment and investment activity primarily accounted for the significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

We generated investment income of $35.58 million and $0.10 million for the years ended December 31, 2012 and 2011, respectively. Our investment income primarily consists of interest earned on senior and subordinated debt investments held in our investment portfolio. This comparative increase in investment income is due to the growth of our investment portfolio since commencing investment operations in July 2011. The level of interest income we receive is directly related to (i) our rate of investing equity capital and borrowed funds into the investment securities of portfolio companies, (ii) the weighted average balance of interest-bearing investments throughout the period, and (iii) the weighted average yield of our investments.  The interest earned by the TRS reference assets is not recorded as investment income, but rather included in the value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement dates.

Operating expenses

Our total operating expenses were $19.65 million and $1.48 million for the years ended December 31, 2012 and 2011, respectively. Our operating expenses included $9.19 million and $0.35 million in base management fees attributed to the investment advisory services of CNL and KKR for the years ended December 31, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to CNL of $0.75 million and $0.16 million for the years ended December 31, 2012 and 2011, respectively.

Our Advisors are eligible to receive incentive fees based on performance. We recorded incentive fee expense of $1.98 million and $0.28 million for the years ended December 31, 2012 and 2011, respectively. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our investment portfolio. The actual amount due and payable to the Advisors is determined at the end of the calendar year.  As of December 31, 2012 and 2011, the cumulative realized gains were $3.05 million and $0.01 million, respectively, and the unrealized depreciation in our investment portfolio was $8.76 million and $0.49 million, respectively, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since the inception of the Company.

We recorded interest expense of $2.87 million and $0.09 million for the years ended December 31, 2012 and 2011, respectively, in connection with borrowing under our revolving credit facility which became effective on August 23, 2011. Professional services expenses, primarily consisting of audit and legal fees, grew to $1.09 million during the year ended December 31, 2012 as compared to $0.23 million during the year ended December 31, 2011, reflecting (i) an increase in routine external audit services and (ii) legal services in connection with our SEC exemptive relief application and (iii) other corporate legal services.

As our asset base and number of investors have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the year ended December 31, 2012, the ratio of core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 1.23%.  All operating expenses for the year ended December 31, 2011, with the exception of unearned incentive fees on capital gains in the amount of $105,723, were offset by the Advisors’ Expense Support Payments (as defined and discussed below under “—Contractual Obligations —Expense Support Agreement”). We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and our overall expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $1.59 million and $1.38 million for the year ended December 31, 2012 and for the period from July 1, 2011 (commencement of operations) to December 31, 2011, respectively. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012. Additionally, we accrued $1.83 million as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $3.0 million as of December 31, 2012. (See “—Contractual Agreements, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $15.69 million ($0.50 per share) and $0.85 million ($0.67 per share) for the years ended December 31, 2012 and 2011, respectively. The higher net investment income per share in 2011 as compared to 2012 is primarily due to nearly 100% expense support from our Advisors during the year ended December 31, 2011, and partially offset by a significant increase in total investment income per share during the year ended December 31, 2012.  Additionally, the portfolio of TRS reference assets is not a source of investment income or a contributor to net investment income. The interest earned by the TRS reference assets is included in the value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement dates.

Net realized gain

We sold investments and received principal payments of $358.60 million and $51.93 million, respectively, during the year ended December 31, 2012, from which we realized net gains of $3.48 million.  Our net realized loss on derivative instruments of $0.43 million for the year ended December 31, 2012 was comprised entirely of losses on foreign currency forward contracts.  The net realized loss on foreign currency transactions was an additional $0.01 million. We sold investments of $0.48 million during the year ended December 31, 2011, from which we realized a net gain of $0.01 million. The quarterly TRS settlement payments that begin in January 2013 will be recorded as net realized gains and losses on derivative instruments.

Net unrealized appreciation or depreciation

For the year ended December 31, 2012, the net change in unrealized appreciation on investments totaled $5.76 million, the net change in unrealized appreciation on derivative instruments totaled $1.20 million and the net change in unrealized depreciation on foreign currency translation totaled $0.04 million. The change in unrealized appreciation on investments was primarily driven by the appreciation in fair values, including tighter credit spreads, as recorded in several investment positions held in our investment portfolio.  The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS of $1.35 million and net unrealized depreciation on foreign currency forward contracts of $0.15 million.  The net change in unrealized appreciation on the TRS consisted of spread interest income of $0.94 million, realized losses of $0.35 million on the TRS reference assets and an unrealized gain on the TRS reference assets of $0.76 million.  For the year ended December 31, 2011, the net change in unrealized depreciation on investments was $0.48 million and the net change in unrealized appreciation on foreign currency translation was $0.04 million.

Net increase in net assets resulting from operations

For the year ended December 31, 2012 and 2011, the net increase in net assets resulting from operations was $25.65 million and $1.38 million, respectively.

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return since Inception

Net assets increased $546.32 million during the year ended December 31, 2012. The most significant increase in net assets during the year ended December 31, 2012 was attributable to the new issuance of shares of common stock and reinvestment of distributions, net of share repurchases, in the combined amount of $543.99 million. Net investment income contributed $15.69 million to the growth in net assets during the year ended December 31, 2012.  Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $6.92 million and (ii) net realized gains of $3.04 million. Distributions to shareholders in the amount of $23.32 million contributed to a reduction in net assets during the year ended December 31, 2012.

Net assets increased $64.96 million during the year ended December 31, 2011. The most significant increase in net assets during the year ended December 31, 2011 was attributable to the new issuance of shares of common stock and reinvestment of distributions in the combined amount of $64.44 million. Net investment income contributed $0.85 million to the growth in net assets during the year ended December 31, 2011.  Other increases in net assets were attributable to (i) unrealized appreciation on investments and foreign currency translation of $0.52 million and (ii) net realized gains of $0.01 million. Distributions to shareholders in the amount of $0.86 million contributed to a reduction in net assets during the year ended December 31, 2011.

Our net asset value per share was $9.75 and $9.21 on December 31, 2012 and 2011, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.76 per share during the year ended December 31, 2012, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 14.3% for shareholders who held our shares over the entire twelve-month period ending December 31, 2012.

Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 21.8% (see chart below), or an annualized return of 13.6%. Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 9.6%, or an annualized return of 6.1%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, had total returns of approximately 8.6% and 15.5% respectively.
(1) Cumulative performance: June 17, 2011 to December 31, 2012

The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load),  (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv)  the cash payment for distributions payable to shareholders, if any, on the last day of the period.

Our shares are illiquid investments for which there is not a secondary market, and we do not expect a secondary market in our shares to develop in the future. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

Investment Advisory Agreements –We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our average gross assets (including assets purchased with borrowed funds and unsettled trades, unrealized appreciation or depreciation on total return swaps and cash collateral on deposit with custodian, but excluding deferred offering expense), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts: (i) a subordinated incentive fee on pre-incentive fees net investment income, and (ii) an incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to us with 50% of the fees that CNL receives under the Investment Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement rate equal to 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.  As of December 31, 2012, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $2.92 million for offering expenses. As of December 31, 2012, the Advisors carried a balance of approximately $4.00 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expenses.

On March 1, 2013 the reimbursement rate was increased to 1.0% of gross proceeds. We will continue to reimburse the Advisors for offering expenses in connection with gross proceeds raised under the Offering only to the extent that the reimbursement payments would not cause the total organization and offering expenses borne by us to exceed 5% of the aggregate gross proceeds from our Offering. The Advisors continue to be responsible for the payment of our offering expenses to the extent they exceed 5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us.

See “Note 6 Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement -We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011. On March 16, 2012, we and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the operating expense reimbursement ratio from 65% to 25%. As of December 31, 2012, the Advisors had incurred $3.0 million of Expense Support Payments. The Advisors’ commitment to make Expense Support Payments was not extended beyond June 30, 2012.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, but excluding base advisory fees and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the calendar year-end (the “Reimbursement Limit Percentage”). The Expense Support Agreement also states that in no event shall we be required to make any Reimbursement Payment prior to January 1, 2013.  As of December 31, 2012 we have accrued $1.83 million for probable Reimbursement Payment obligation. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Management believes that additional liabilities for Reimbursement Payments are not probable as of December 31, 2012. Management continues to periodically assess the likelihood of whether additional Reimbursement Payments are probable.

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

Revolving Credit Facility –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. As of December 31, 2012, the credit facility provides for borrowings in an aggregate amount up to $240 million on a committed basis and$159.62 million was borrowed and outstanding under the credit facility. (See “— Liquidity and Capital Resources — Credit Facility” above and “Note 11. Revolving Credit Facility and Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facility.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facility at December 31, 2012 is as follows:

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (1)	$159.62	$159.62	$—	$—	$—
Interest and Credit Facility Fees Payable	0.25	0.25	—	—	—

(1) At December 31, 2012, $15.38 million was the unused commitment amount of Tranche B Loans under the revolving credit facility.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Our critical accounting policies are described in the notes to the consolidated financial statements. Accordingly see Note 2 to the consolidated financial statements for a description of critical accounting policies. We consider these accounting policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a description of recently issued accounting pronouncements. We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, the fair value of our fixed interest rate debt investments, and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the years ended December 31, 2012 and 2011, we did not engage in interest rate hedging activities.

As of December 31, 2012, approximately 57.3% of our portfolio of debt investments, or approximately $396.39 million measured at fair value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At December 31, 2012, approximately 87.3% of our portfolio of variable interest rate debt investments, or approximately $346.21 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.35%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2012, we held an aggregate investment position of $50.18 million at fair value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 12.7% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the amended terms of our revolving credit facility agreement as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facility”), CCT Funding borrows at a floating base rate of (i) one-month LIBOR plus 1.70% for Tranche A Loans ($75.00 million loan balance outstanding), (ii) three-month LIBOR plus 1.50% for Tranche B1 Loans ($65.00 million unused commitment),  (iii) three-month LIBOR plus 2.325% for Tranche B2 Loans ($84.62 million loan balance outstanding and $15.38 million unused commitment) and (iv) three-month LIBOR plus 2.325% for Tranche D Loans ($100.00 million unused commitment). Therefore, if we were to completely draw down the unused Trance B2 Loans commitment and the maximum Tranche B1 and D Loans amounts, we expect that our weighted average direct interest cost will increase by approximately 2 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS reference assets having a maximum aggregate notional amount of $500 million.

Assuming that the consolidated schedule of investments as of December 31, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation).  For persistent LIBOR increases of less than 100 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income and to exceed the increase in interest expense related to our credit facility, in both cases assuming that the consolidated schedule of investments as of December 31, 2012 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations.

			($ amounts in millions except per share data)
	Par	Weighted	Increases in LIBOR
	Amount	Avg. Floor	+50 bps	+100 bps	+150 bps	+200 bps

No base rate floor	$50.57		$0.225	$0.451	$0.676	$0.901
Base rate floor	$348.96	1.35%	0.000	0.120	1.399	2.911
Increase in Floating Rate Interest Income			0.225	0.571	2.075	3.812

		LIBOR + Spread
Tranche A Loans	$75.00	L(30) + 170 bps	$(0.375)	$(0.750)	$(1.125)	$(1.500)
Tranche B (B2) Loans	$84.62	L(90) + 235 bps	(0.423)	(0.846)	(1.269)	(1.692)
Increase to Floating Rate Interest Expense			(0.798)	(1.596)	(2.394)	(3.192)
Change in Floating Rate Net Interest Income, before TRS			(0.573)	(1.025)	(0.319)	0.620
Net change in TRS unrealized appreciation (depreciation) (1)			(0.751)	(1.417)	(1.723)	(2.020)
Overall Change in Floating Rate Net Interest Income, including TRS			$(1.324)	$(2.442)	$(2.042)	$(1.400)
Change in Floating Rate Net Interest Income Per Share Outstanding as of December 31, 2012			$(0.02)	$(0.04)	$(0.03)	$(0.02)

(1)
Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from  the TRS reference assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS reference assets. As of December 31, 2012, 73.7% of the TRS reference assets, or approximately $121.46 million measured at market value, featured floating or variable interest rates.  At December 31, 2012, approximately 87.0% of the TRS reference assets with variable interest rates featured minimum base rate floors, or approximately $105.70 million measured at fair value, and the weighted average base rate floor for such TRS reference assets was 1.22%.  As of December 31, 2012, the total notional amount of the portfolio of TRS reference assets was $164.01 million, and the settled notional amount was $105.36 million.  For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS reference assets are settled as of January 1, 2013 and that the settled notional amount would equal $164.01 million upon which the financing payments are based.

  The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds.  Approximately 47% of our debt investment portfolio is invested in fixed interest rate, high yield corporate debt investments.  Rising market interest rates will most likely lead to falling prices for high yield corporate bonds, while declining market interest rates will most likely lead to rising bond prices.

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

Management’s Annual Report on Internal Control Over Financial Reporting

  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”.

  Pursuant to rules established by the Securities and Exchange Commission (“SEC”), this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

  The information required by this Item is incorporated by reference to our 2013 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

  The information required by this Item is incorporated by reference to our 2013 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

  The information required by this Item is incorporated by reference to our 2013 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

  The information required by this Item is incorporated by reference to our 2013 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

  The information required by this Item is incorporated by reference to our 2013 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:
Page
	Report of Independent Registered Certified Public Accounting Firm	F-1
	Consolidated Statements of Assets and Liabilities	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Net Assets	F-4
	Consolidated Statements of Cash Flows	F-5
	Consolidated Schedule of Investments	F-6
	Notes to Consolidated Financial Statements	F-21

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2
Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1
Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.2
Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.3
Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4
Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5
Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6
Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7
Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8
Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9
Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

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

10.19
Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.20
Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.21
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22
Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.23
Custodian Agreement, dated as of November 15, 2012, by and among Corporate Capital Trust, Inc., Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.24
Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.25
Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

14.1	Amended and Restated Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2013.

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

Signature	Title	Date

/s/ Thomas K. Sittema	Director and Chairman of the Board	March 18, 2013
Thomas K. Sittema

/s/ Erik A. Falk	Director	March 18, 2013
Erik A. Falk

/s/ Frederick Arnold	Independent Director	March 18, 2013
Frederick Arnold

/s/ James H. Kropp	Independent Director	March 18, 2013
James H. Kropp

/s/ Kenneth C. Wright	Independent Director	March 18, 2013
Kenneth C. Wright

/s/ Andrew A. Hyltin	Chief Executive Officer (Principal Executive Officer)	March 18, 2013
Andrew A. Hyltin

/s/ Paul S. Saint-Pierre	Chief Financial Officer (Principal Financial Officer)	March 18, 2013
Paul S. Saint-Pierre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Corporate Capital Trust, Inc.:

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2012 and 2011, and the period from June 9, 2010 (inception) to December 31, 2010, and the consolidated financial highlights for the year ended December 31, 2012 and the period from June 17, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2012 and 2011 and the period from June 9, 2010 (inception) to December 31, 2010, and the financial highlights for the year ended December 31, 2012 and the period from June 17, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 18, 2013

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Assets and Liabilities
	December 31, 2012	December 31, 2011
Assets
Investments at fair value (amortized cost of $704,629,567 and $113,825,998)	$710,870,599	$114,304,509
Cash	306,459	—
Cash collateral on deposit with custodian	87,974,019	—
Dividends and interest receivable	9,258,404	1,055,807
Receivable for investments sold	37,704,165	—
Principal receivable	462,407	59,399
Unrealized appreciation on derivative instruments	1,357,886	—
Receivable from advisors	—	564,756
Deferred offering expense	2,146,007	—
Prepaid and deferred expenses	244,130	238,808
Total assets	$850,324,076	$116,223,279
Liabilities
Revolving credit facility	$159,620,000	$25,340,000
Payable for investments purchased	72,435,184	24,714,313
Unrealized depreciation on derivative instruments	155,568	—
Accrued performance-based incentive fees	2,087,073	282,570
Accrued investment advisory fees	1,434,712	160,679
Accrued reimbursement of expense support	1,829,749	—
Shareholders' distributions payable	—	398,637
Other accrued expenses and liabilities	1,277,976	164,351
Total liabilities	238,840,262	51,060,550
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 62,728,439
and 7,073,166 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	62,728	7,073
Paid-in capital in excess of par value	607,351,000	64,626,198
Undistributed (distributions in excess of) net investment income	(3,374,805)	5,956
Accumulated net unrealized appreciation on investments,
derivative instruments and foreign currency translation	7,444,891	523,502
Net assets	$611,483,814	$65,162,729
Net asset value per share	$9.75	$9.21

See notes to consolidated financial statements.

F-2

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
			Period from
			June 9, 2010
	Year ended		(inception) to
	December 31, 2012	December 31, 2011	December 31, 2010
Investment income
Interest income	$34,209,926	$955,830	$—
Fee income	1,269,301	—	—
Dividend income	103,253	3,056	—
Total investment income	35,582,480	958,886	—
Operating expenses
Investment advisory fees	9,193,161	347,428	—
Interest expense	2,873,729	85,944	—
Performance-based incentive fees	1,981,350	282,570	—
Offering expense	1,208,772	—	—
Professional services	1,092,349	233,268	—
Administrative services	1,061,111	183,918	—
Organization expenses	896,218	—	—
Custodian and accounting fees	202,414	114,875	—
Director fees and expenses	180,475	82,025	—
Other	961,577	151,287	—
Total operating expenses	19,651,156	1,481,315	—
Reimbursement of expense support	1,829,749	—	—
Expense support	(1,590,221)	(1,375,592)	—
Net expenses	19,890,684	105,723	—
Net investment income	15,691,796	853,163	—
Realized and unrealized gain (loss):
Net realized gain on investments	3,479,314	5,113	—
Net realized loss on derivative instruments	(432,972)	—	—
Net realized loss on foreign currency transactions	(5,960)	—	—
Net change in unrealized appreciation on investments	5,762,521	478,511	—
Net change in unrealized appreciation on derivative
instruments	1,202,318	—	—
Net change in unrealized appreciation (depreciation)
on foreign currency translation	(43,450)	44,991	—
Net realized and unrealized gain	9,961,771	528,615	—

Net increase in net assets resulting from operations	$25,653,567	$1,381,778	$—
Net Investment Income Per Share	$0.50	$0.67	$—
Diluted and Basic Earnings Per Share	$0.82	$1.09	$—
Weighted Average Shares Outstanding	31,394,766	1,269,117	22,222
Dividends Declared Per Share	$0.76	$0.37	$—

See notes to consolidated financial statements.

F-3

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
			Period from
			June 9, 2010
	Year ended		(inception) to
	December 31, 2012	December 31, 2011	December 31, 2010
Operations
Net investment income	$15,691,796	$853,163	$—
Net realized gain on investments and foreign currency transactions	3,040,382	5,113	—
Net change in unrealized appreciation (depreciation) on investments,
derivative instruments and foreign currency translation	6,921,389	523,502	—
Net increase in net assets resulting from operations	25,653,567	1,381,778	—
Distributions to shareholders from
Net investment income	(15,697,752)	(853,163)	—
Realized gains	(3,040,382)	(2,507)	—
Other sources	(4,583,720)	—	—
Net decrease in net assets resulting from shareholders distributions	(23,321,854)	(855,670)	—
Capital share transactions
Issuance of shares of common stock	532,863,358	64,170,724	200,000
Reinvestment of shareholder distributions	11,832,449	265,897	—
Repurchase of shares of common stock	(706,435)	—	—
Net increase in net assets resulting from capital share transactions	543,989,372	64,436,621	200,000
Total increase in net assets	546,321,085	64,962,729	200,000
Net assets at beginning of year/period	65,162,729	200,000	—
Net assets at end of year/period	$611,483,814	$65,162,729	$200,000
Capital share activity
Shares issued from subscriptions	54,520,455	7,021,920	22,222
Shares issued from reinvestment of distributions	1,207,704	29,024	—
Shares repurchased	(72,886)	—	—
Net increase in shares outstanding	55,655,273	7,050,944	22,222
Undistributed (distributions in excess of) net investment income
at end of year/period	$(3,374,805)	$5,956	$—
See notes to consolidated financial statements.

F-4

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
			Period from
			9-Jun-2010
	For the year ended		(inception) to
	December 31, 2012	December 31, 2011	December 31, 2010

Operating Activities:
Net increase in net assets resulting from operations	$25,653,567	$1,381,778	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(991,951,587)	(106,811,148)	—
Increase in payable for investments purchased	47,659,733	24,759,304	—
Paid-in-kind interest	(270,090)	—
Proceeds from sales of investments	358,597,920	481,516	—
Proceeds from principal payments	51,931,990	294,863	—
Net realized (gain) loss on investments	(3,479,314)	(5,113)	—
Net change in unrealized appreciation on investments	(5,762,521)	(478,511)	—
Net change in unrealized appreciation on derivative instruments	(1,202,318)	—	—
Net change in unrealized depreciation on foreign currency translation	43,450	(44,991)	—
Amortization of premium/discount - net	(145,072)	44,756	—
Amortization of deferred financing cost	152,315	—	—
Increase in short-term investments, net	(5,487,416)	(7,714,752)	—
Increase in cash collateral on deposit with custodian	(87,974,019)	—	—
Increase in dividend and interest receivable	(8,184,909)	(1,055,807)	—
Increase in receivable for investments sold	(37,704,165)	—	—
Increase in principal receivable	(403,008)	(59,399)	—
Decrease in receivable from advisors	564,756	(564,756)	—
Increase in other assets	(2,155,047)	(110,123)	—
Increase in accrued investment advisory fees	1,274,033	160,679	—
Increase in accrued performance-based incentive fees	1,804,503	282,570	—
Increase in other liabilities	2,943,374	152,351	—
Net cash used in operating activities	(654,093,825)	(89,286,783)	—

Financing Activities:
Proceeds from issuance of shares of common stock	532,863,358	64,170,724	200,000
Payment on repurchase of shares of common stock	(706,435)	—	—
Distributions paid	(11,888,042)	(191,136)	—
Borrowings under credit facility	189,000,000	25,340,000	—
Repayments of credit facility	(54,720,000)	—	—
Deferred financing costs paid	(148,597)	(232,805)	—
Net cash provided by financing activities	654,400,284	89,086,783	200,000
Net increase (decrease) in cash	306,459	(200,000)	—
Cash, beginning of period	—	200,000	200,000
Cash, end of period	$306,459	$—	$200,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$2,482,446	$27,795	$—
Dividend distributions reinvested	$11,832,449	$265,897	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—114.1%
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 450	1.25%	7/10/2017	$3,938,004	$3,909,668	$3,987,230	0.6%
Allen Systems Group, Inc.	Software & Services	Senior Debt(e)(f)	10.50%		11/15/2016	106,000	66,130	78,440	0.0%
Alliance Laundry Systems, LLC	Capital Goods	Senior Debt(e)	L + 425	1.25%	12/10/2018	3,553,052	3,535,505	3,588,582	0.6%
Ally Financial, Inc.	Banks	Preferred Stocks(g)				118,908	2,996,482	3,123,713	0.5%
		Preferred Stocks(g)				69,800	1,804,330	1,860,170	0.3%
							4,800,812	4,983,883	0.8%
Altisource Solutions (LU)(h)	Real Estate	Senior Debt(e)(g)	L+ 450	1.25%	11/27/2019	7,545,192	7,470,313	7,582,918	1.2%
American Gaming Systems, LLC	Consumer Services	Senior Debt(i)	L + 1000	1.50%	8/15/2016	11,974,375	11,523,790	11,974,375	2.0%
		Senior Debt(i)	L + 1000	1.50%	8/15/2016	780,938	(28,850)	—	0.0%
		Senior Debt(i)(j)	L + 1000	1.50%	8/15/2016	780,938	752,433	780,938	0.1%
							12,247,373	12,755,313	2.1%
American Rock Salt Co., LLC	Materials	Senior Debt(e)	L + 425	1.25%	4/25/2017	8,485,587	8,151,298	8,398,355	1.4%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(g)	7.38%		5/1/2018	213,000	210,801	220,455	0.0%
Amsurg Corp.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g)	5.63%		11/30/2020	943,000	943,000	980,720	0.2%
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%		2/1/2015	2,836,000	2,896,962	2,850,208	0.5%
Ardagh Packaging Holdings, Ltd. (IE)(h)	Capital Goods	Senior Debt(e)(f)(g)	7.38%		10/15/2017	100,000	100,409	108,750	0.0%
Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 525	1.75%	5/7/2016	4,360,693	4,358,808	4,393,398	0.7%
		Senior Debt(e)	10.63%		5/15/2017	9,009,000	9,484,716	8,153,145	1.3%
							13,843,524	12,546,543	2.0%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 550	1.50%	10/6/2016	6,115,182	6,048,762	5,839,999	0.9%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(g)(i)	L + 725	1.50%	11/14/2017	918,991	896,692	929,894	0.2%
AssuraMed Holding, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 800	1.25%	4/24/2020	5,147,021	5,045,289	5,206,536	0.8%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Asurion, LLC	Software & Services	Senior Debt(e)	L + 400	1.50%	5/24/2018	$3,285,425	$3,241,516	$3,323,421	0.5%
		Senior Debt(e)	L + 750	1.50%	5/24/2019	396,303	396,303	409,074	0.1%
							3,637,819	3,732,495	0.6%
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(f)	7.00%		4/1/2019	14,555,000	13,662,021	13,608,925	2.2%
Bill Barrett Corp.	Energy	Subordinated Debt(e)(g)	7.63%		10/1/2019	251,000	256,692	264,805	0.0%
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	109,585	108,431	106,024	0.0%
		Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	241,455	238,911	233,608	0.0%
		Senior Debt(e)(g)(i)	L + 700	1.75%	12/17/2017	1,386,716	1,380,562	1,306,980	0.2%
		Senior Debt(e)(g)(i)	L + 700	1.75%	12/17/2017	581,872	579,290	548,415	0.1%
							2,307,194	2,195,027	0.3%
Bright Horizons Family Solutions, Inc.	Consumer Services	Senior Debt(i)	L + 425	1.00%	5/23/2017	1,003,991	999,465	1,014,031	0.2%
Building Materials Corporation of America	Capital Goods	Subordinated Debt(e)(f)	6.75%		5/1/2021	41,000	44,058	45,305	0.0%
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	11.25%		6/1/2017	1,023,000	1,074,569	1,095,889	0.2%
Catalina Marketing Corp.	Media	Senior Debt(e)	L + 550		9/29/2017	8,431,567	8,356,238	8,465,841	1.4%
		Subordinated Debt(e)(f)	10.50%		10/1/2015	20,436,255	20,405,415	20,691,708	3.4%
							28,761,653	29,157,549	4.8%
CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(e)	12.54%		10/12/2017	12,626,000	13,510,212	13,494,037	2.2%
Celanese US Holdings, LLC	Materials	Subordinated Debt(e)(g)	4.63%		11/15/2022	2,900,000	2,900,000	3,037,750	0.5%
Cemex Espana S.A. (ES)(h)	Materials	Senior Debt(e)(g)(j)(EUR)	E + 500		2/14/2017	€928,806	1,112,127	1,173,874	0.2%
Cemex Finance, LLC	Materials	Senior Debt(e)(f)(g)	9.38%		10/12/2022	$825,000	825,000	928,125	0.1%
Cemex Finance Europe BV	Materials	Subordinated Debt(g)	4.75%		3/5/2014	€419,000	480,548	565,503	0.1%
Cemex Materials, LLC	Materials	Subordinated Debt(e)(f)	7.70%		7/21/2025	$12,670,000	11,742,203	12,828,375	2.1%
Cemex S.A.B. de C.V. (MX)(h)	Materials	Senior Debt(e)(g)(j)	L + 525		2/14/2017	3,441,100	3,191,620	3,294,853	0.5%
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(f)	11.50%		4/15/2020	14,622,000	15,000,475	12,611,475	2.1%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Ceridian Corp.	Commercial & Professional Services	Senior Debt(e)	L + 575		5/9/2017	$11,345,455	$11,320,689	$11,359,637	1.9%
		Senior Debt(e)(f)	8.88%		7/15/2019	2,123,000	2,123,000	2,303,455	0.4%
							13,443,689	13,663,092	2.3%
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt(e)(j)	L + 375	1.25%	11/19/2019	3,072,501	3,042,000	3,077,617	0.5%
		Senior Debt(e)(j)	L + 775	1.25%	11/19/2020	6,662,554	6,530,148	6,708,359	1.1%
							9,572,148	9,785,976	1.6%
Clear Channel Worldwide Holdings, Inc.	Media	Subordinated Debt(e)(g)	7.63%		3/15/2020	1,857,000	1,798,731	1,870,927	0.3%
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e)	L + 375	1.50%	11/30/2016	135,707	129,525	137,745	0.0%
CNO Financial Group, Inc.	Insurance	Senior Debt(e)(f)(g)	6.38%		10/1/2020	1,092,000	1,130,752	1,135,680	0.2%
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)(f)	8.25%		1/15/2019	632,000	665,688	692,040	0.1%
Continental Airlines, Inc.	Transportation	Senior Debt(e)(g)	7.34%		4/19/2014	267,469	269,827	275,493	0.0%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e)	L + 450		11/16/2015	1,199,199	1,145,033	1,160,225	0.2%
		Subordinated Debt(e)	10.75%		2/1/2016	1,114,000	1,075,056	1,086,150	0.2%
							2,220,089	2,246,375	0.4%
Cunningham Lindsey U.S., Inc.	Insurance	Senior Debt(e)	L + 375	1.25%	12/10/2019	4,616,499	4,570,570	4,656,894	0.8%
		Senior Debt(e)	L + 800	1.25%	6/10/2020	6,642,736	6,576,851	6,808,804	1.1%
							11,147,421	11,465,698	1.9%
Data Device Corp.	Capital Goods	Senior Debt(e)	L + 600	1.50%	7/11/2018	7,895,679	7,750,227	7,875,940	1.3%
		Senior Debt(i)	L + 1000	1.50%	7/11/2019	8,000,000	7,847,290	7,840,000	1.3%
							15,597,517	15,715,940	2.6%
Datatel, Inc.	Software & Services	Senior Debt(e)	L + 500	1.25%	7/19/2018	393,711	388,439	399,322	0.1%
David's Bridal, Inc.	Retailing	Senior Debt(e)	L + 375	1.25%	10/11/2019	2,196,294	2,174,957	2,204,991	0.4%
DJO Finance, LLC	Health Care Equipment & Services	Senior Debt(e)	L + 500	1.25%	9/15/2017	1,974,614	1,976,879	1,990,243	0.3%
		Senior Debt(e)(f)	8.75%		3/15/2018	8,188,000	8,638,609	8,945,390	1.5%
							10,615,488	10,935,633	1.8%
DuPont Fabros Technology, LP	Real Estate	Subordinated Debt(e)(g)	8.50%		12/15/2017	100,000	105,687	109,250	0.0%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
E*Trade Financial Corp.	Diversified Financials	Subordinated Debt(e)(g)	6.75%		6/1/2016	$10,000	$10,548	$10,525	0.0%
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%		12/1/2016	1,190,000	1,260,844	1,279,369	0.2%
Education Management, LLC	Consumer Services	Senior Debt(e)(g)	L + 700	1.25%	3/30/2018	7,078,341	6,890,723	5,919,263	1.0%
		Subordinated Debt(e)(g)	8.75%		6/1/2014	5,818,000	5,658,279	4,668,945	0.8%
							12,549,002	10,588,208	1.8%
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e)(g)	8.75%		3/1/2018	707,000	764,744	765,328	0.1%
Fage Dairy Industry, SA	Food, Beverage & Tobacco	Subordinated Debt(e)(f)(g)	9.88%		2/1/2020	22,000	22,220	23,375	0.0%
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e)(g)	5.00%		3/15/2022	26,000	27,817	27,885	0.0%
		Subordinated Debt(e)(g)	7.88%		7/15/2020	114,000	122,352	128,963	0.0%
							150,169	156,848	0.0%
Fifth & Pacific Companies, Inc.	Consumer Durables & Apparel	Senior Debt(e)(f)(g)	10.50%		4/15/2019	1,735,000	1,848,140	1,921,512	0.3%
FleetPride Corp.	Capital Goods	Senior Debt(e)	L + 400	1.25%	11/20/2019	587,783	577,559	589,896	0.1%
Freedom Group	Consumer Durables & Apparel	Senior Debt(e)	L + 425	1.25%	4/19/2019	991,786	987,087	969,471	0.2%
		Senior Debt(e)(f)	7.88%		5/1/2020	2,667,000	2,869,583	2,747,010	0.4%
							3,856,670	3,716,481	0.6%
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(f)(g)	6.00%		11/15/2022	2,869,000	2,869,000	2,983,760	0.5%
GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%		11/15/2019	8,575,000	9,102,913	9,110,937	1.5%
Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stocks*(i)				448,908	448,908	453,397	0.1%
		Subordinated Debt(i)(EUR)	12.50%		1/31/2020	€2,044,000	2,630,959	2,765,429	0.5%
							3,079,867	3,218,826	0.6%
Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%		12/1/2016	$12,224,000	12,629,848	13,079,680	2.1%
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(g)	7.38%		2/1/2019	782,000	802,077	838,695	0.1%
Guitar Center, Inc.	Retailing	Senior Debt(e)	L + 350		4/9/2017	12,249,203	11,485,884	11,848,042	2.0%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Hamilton Sundstrand Industrial (LU)(h)	Capital Goods	Senior Debt(e)(j)	L + 375	1.25%	12/13/2019	$1,708,186	$1,691,104	$1,727,403	0.3%
		Subordinated Debt(e)	7.75%		12/15/2020	407,000	407,000	421,245	0.1%
							2,098,104	2,148,648	0.4%
Harbor Freight Tools USA, Inc.	Capital Goods	Senior Debt(e)	L + 425	1.25%	11/14/2017	5,265,512	5,230,767	5,336,596	0.9%
HUB International, Ltd.	Insurance	Senior Debt(e)	L + 450		6/13/2017	5,090,802	5,052,085	5,138,885	0.8%
		Senior Debt(e)	L + 475	2.00%	12/13/2017	329,014	329,014	333,179	0.1%
		Subordinated Debt(e)(f)	8.13%		10/15/2018	16,708,000	16,772,986	17,125,700	2.8%
							22,154,085	22,597,764	3.7%
Hubbard Radio, LLC	Media	Senior Debt	L + 725	1.50%	4/30/2018	14,669,501	14,799,961	14,962,891	2.4%
Hyland Software, Inc.	Software & Services	Senior Debt(e)	L + 425	1.25%	10/25/2019	4,717,850	4,694,621	4,737,760	0.8%
Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)(j)	L + 450	1.25%	8/19/2018	2,371,805	2,378,649	2,406,351	0.4%
IMS Health, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g)	6.00%		11/1/2020	1,657,000	1,657,000	1,735,707	0.3%
Ineos US Finance, LLC (UK)(h)	Materials	Senior Debt(e)(f)(g)	9.00%		5/15/2015	70,000	73,053	74,375	0.0%
Infor (US), Inc.	Software & Services	Senior Debt(e)	L + 400	1.25%	4/5/2018	6,309,822	6,351,814	6,379,104	1.0%
		Subordinated Debt(e)(f)	11.50%		7/15/2018	4,549,000	4,968,034	5,322,330	0.9%
							11,319,848	11,701,434	1.9%
Interactive Data Corp.	Diversified Financials	Senior Debt(e)	L + 325	1.25%	2/11/2018	17,629	17,312	17,750	0.0%
iPayment, Inc.	Software & Services	Senior Debt(e)	L + 425	1.50%	5/8/2017	1,910,441	1,891,869	1,905,665	0.3%
		Subordinated Debt(e)	10.25%		5/15/2018	4,100,000	3,871,723	3,290,250	0.5%
							5,763,592	5,195,915	0.8%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 650	1.25%	7/31/2017	6,307,434	6,185,294	6,178,668	1.0%
J. Crew Group, Inc.	Retailing	Subordinated Debt(e)	8.13%		3/1/2019	1,471,000	1,400,873	1,555,582	0.3%
J. Jill	Retailing	Senior Debt(e)(i)	L + 850	1.50%	4/29/2017	10,265,611	10,265,611	10,265,611	1.7%
Jeld-Wen, Inc.	Capital Goods	Senior Debt(e)(f)	12.25%		10/15/2017	15,171,000	17,515,794	17,522,505	2.9%
Kerling PLC (UK)(h)	Materials	Senior Debt(f)(g)(EUR)	10.63%		2/1/2017	€5,353,000	6,596,985	6,783,069	1.1%
KeyPoint Government Solutions, Inc.	Capital Goods	Senior Debt(e)(i)	L + 600	1.25%	11/13/2017	$35,000,000	34,284,382	34,650,000	5.7%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Mcjunkin Corp.	Energy	Senior Debt(e)	L + 500	1.25%	10/20/2019	$6,222,293	$6,160,357	$6,160,357	1.0%
MedAssets, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(g)	8.00%		11/15/2018	489,000	490,217	530,565	0.1%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(g)	7.88%		9/1/2018	1,762,000	1,834,495	1,907,365	0.3%
Misys PLC (UK)(h)	Software & Services	Senior Debt(e)(g)	L + 600	1.25%	12/12/2018	1,970,073	1,947,131	1,993,881	0.3%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(g)	7.38%		6/1/2017	1,034,000	894,507	1,067,605	0.2%
Nara Cable Funding (IE)(h)	Media	Senior Debt(e)(f)(g)	8.88%		12/1/2018	981,000	831,210	998,168	0.2%
National Vision, Inc.	Retailing	Senior Debt(e)(i)	L + 575	1.25%	8/2/2018	3,038,620	2,995,492	3,084,199	0.5%
NBTY, Inc.	Household & Personal Products	Senior Debt(e)	L + 325	1.00%	10/1/2017	26,355	26,081	26,659	0.0%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(e)(f)	4.00% CASH, 9.00% PIK		3/15/2018	9,267,090	9,366,315	9,660,941	1.6%
Nexstar Broadcasting, Inc.	Media	Senior Debt(e)(g)	L + 350	1.00%	12/3/2019	953,393	948,656	962,927	0.2%
		Senior Debt(e)(g)(j)	L + 350	1.00%	12/3/2019	170,525	169,678	172,870	0.0%
		Senior Debt(e)(g)	8.88%		4/15/2017	170,000	176,601	186,575	0.0%
							1,294,935	1,322,372	0.2%
North American Breweries, Inc.	Food, Beverage & Tobacco	Senior Debt(e)(j)	L + 625	1.25%	12/28/2018	4,969,209	4,869,824	4,994,055	0.8%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(g)	L + 700	1.25%	2/28/2019	6,967,420	7,072,254	7,119,867	1.2%
Ocwen Financial Corp.	Banks	Senior Debt(e)(g)(j)	L + 550	1.50%	9/1/2016	14,118,598	13,976,986	14,224,488	2.3%
Office Depot, Inc.	Retailing	Senior Debt(e)(f)(g)	9.75%		3/15/2019	5,743,000	5,649,001	6,030,150	1.0%
Petco Animal Supplies, Inc.	Retailing	Senior Debt(e)	L + 325	1.25%	11/24/2017	118,888	113,832	119,971	0.0%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 500	1.25%	12/5/2018	800,576	791,408	814,730	0.1%
Prestige Brands, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)	8.13%		2/1/2020	602,000	641,657	669,725	0.1%
Realogy Corp.	Real Estate	Senior Debt(e)(g)	L + 425		10/10/2016	4,126,264	3,915,765	4,145,163	0.6%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
RedPrairie Corp.	Software & Services	Senior Debt(e)(j)	L + 550	1.25%	12/15/2018	$13,765,573	$13,490,261	$13,784,500	2.3%
		Senior Debt(e)(j)	L + 1000	1.25%	12/15/2019	10,729,285	10,514,699	10,854,442	1.8%
							24,004,960	24,638,942	4.1%
Reynolds Group Holdings, Inc.	Capital Goods	Senior Debt(e)(f)	5.75%		10/15/2020	533,000	533,000	550,323	0.1%
Rocket Software, Inc.	Software & Services	Senior Debt(e)(j)	L + 450	1.25%	2/8/2018	4,176,561	4,165,748	4,203,708	0.7%
Roundy's Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(e)(g)	L + 450	1.25%	2/13/2019	4,465,368	4,439,740	4,212,115	0.7%
Ryerson, Inc.	Materials	Senior Debt(e)(f)	9.00%		10/15/2017	6,755,000	6,755,641	6,873,212	1.1%
Sabre, Inc.	Transportation	Senior Debt(e)(j)	L + 600	1.25%	12/29/2017	29	(539)	29	0.0%
		Senior Debt(e)(f)	8.50%		5/15/2019	8,879,000	9,106,811	9,456,135	1.5%
							9,106,272	9,456,164	1.5%
Sanmina Corp.	Technology Hardware & Equipment	Subordinated Debt(e)(f)(g)	7.00%		5/15/2019	7,879,000	7,867,583	8,036,580	1.3%
Schaeffler AG (DE)(h)	Automobiles & Components	Senior Debt(e)(g)(j)	L + 475	1.25%	1/27/2017	3,086,176	3,094,939	3,120,679	0.5%
		Senior Debt(e)(f)(g)	8.50%		2/15/2019	5,000	5,376	5,650	0.0%
							3,100,315	3,126,329	0.5%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)(i)	L + 350	1.50%	12/31/2016	112,518	107,817	112,799	0.0%
		Senior Debt(e)(i)	L + 750	1.50%	5/30/2017	1,338,888	1,318,149	1,358,971	0.3%
							1,425,966	1,471,770	0.3%
Sidera Networks, Inc.	Media	Senior Debt(e)	L + 450	1.50%	8/26/2016	2,631,540	2,493,867	2,634,593	0.4%
Sinclair Television Group, Inc.	Media	Subordinated Debt(e)	8.38%		10/15/2018	27,000	28,202	30,173	0.0%
Sirius XM Radio, Inc.	Media	Subordinated Debt(e)(f)(g)	5.25%		8/15/2022	9,000	9,090	9,090	0.0%
SkillSoft Corp.	Software & Services	Subordinated Debt(e)	11.13%		6/1/2018	1,369,000	1,444,147	1,514,456	0.2%
Smile Brands Group, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 525	1.75%	12/21/2017	3,793,377	3,807,218	3,565,774	0.6%
SNL Financial, LLC	Commercial & Professional Services	Senior Debt(e)	L + 425	1.25%	10/23/2018	5,667,077	5,649,799	5,671,809	0.9%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,315,867	2,542,012	0.4%
Standard Chartered Bank (SG)(h)	Banks	Subordinated Debt(f)(g)(i)(k)	L + 1600		4/1/2014	3,310,000	3,334,829	3,443,062	0.6%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Supervalu, Inc.	Food & Staples Retailing	Subordinated Debt(e)(g)	7.25%		5/1/2013	$3,503,000	$3,485,074	$3,533,651	0.6%
		Subordinated Debt(e)(g)	7.50%		11/15/2014	5,397,000	5,234,840	5,235,090	0.9%
							8,719,914	8,768,741	1.5%
The Gymboree Corp.	Retailing	Senior Debt(e)	L + 350	1.50%	2/23/2018	17,904,121	17,246,576	16,538,932	2.7%
		Subordinated Debt(e)	9.13%		12/1/2018	12,818,000	12,135,027	11,408,020	1.9%
							29,381,603	27,946,952	4.6%
The Manitowoc Co., Inc.	Capital Goods	Subordinated Debt(e)(g)	5.88%		10/15/2022	183,000	184,113	183,000	0.0%
The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	5/16/2018	188,713	182,590	189,272	0.0%
The SI Organization, Inc.	Capital Goods	Senior Debt(e)	L + 325	1.25%	11/22/2016	186,009	176,191	185,699	0.0%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)	L + 500	1.25%	9/23/2017	9,549,578	9,606,080	9,657,059	1.6%
Tomkins Air Distribution	Capital Goods	Senior Debt(e)	L + 800	1.25%	5/11/2020	3,454,401	3,403,012	3,540,761	0.6%
Towergate Finance PLC (UK)(h)	Insurance	Subordinated Debt(f)(g)(GBP)	10.50%		2/15/2019	£4,125,000	6,280,442	6,834,873	1.1%
TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%		6/15/2018	$1,403,000	1,541,024	1,634,495	0.3%
Univar, Inc.	Materials	Senior Debt(e)	L + 350	1.50%	6/30/2017	953,180	928,828	951,826	0.2%
Verisure Holding AB (SE)(h)	Commercial & Professional Services	Senior Debt(f)(g)(EUR)	8.75%		9/1/2018	€397,000	484,437	571,182	0.1%
Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)(i)	L + 450	1.50%	7/23/2016	$1,275,000	1,263,440	1,271,813	0.2%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 425		4/3/2017	146,077	139,766	146,853	0.0%
		Subordinated Debt(e)(f)	7.25%		9/15/2017	5,349,000	5,349,000	5,616,450	0.9%
							5,488,766	5,763,303	0.9%
Warner Chilcott Co., LLC (IE)	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)(h)	7.75%		9/15/2018	1,225,000	1,219,535	1,304,625	0.2%
Wastequip, LLC	Materials	Senior Debt(e)(i)	L + 675	1.50%	6/15/2018	11,227,991	10,969,880	11,452,550	1.9%
West Corp.	Software & Services	Subordinated Debt(e)	7.88%		1/15/2019	1,575,000	1,560,147	1,630,125	0.3%
Wilton Brands, LLC	Materials	Senior Debt(e)	L + 625	1.25%	8/30/2018	12,823,623	12,581,156	12,983,918	2.1%
Zayo Group, LLC	Telecommunication Services	Senior Debt(e)	8.13%		1/1/2020	$2,260,000	$2,400,874	$2,514,250	0.4%
		Subordinated Debt(e)	10.13%		7/1/2020	5,000,000	5,324,088	5,687,500	0.9%
							7,724,962	8,201,750	1.3%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Total Non-Control/Non-Affiliate Investments							691,427,399	697,668,431	114.1%
Short Term Investments—2.2%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.08%(l)			2,049,281	2,049,281	2,049,281	0.4%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.16%(l)		12/31/2099	11,152,887	11,152,887	11,152,887	1.8%
Total Short Term Investments							13,202,168	13,202,168	2.2%
TOTAL INVESTMENTS —116.3%(m)							$704,629,567	710,870,599	116.3%
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)								(99,386,785)	(16.3)%
NET ASSETS—100.0%								$611,483,814	100.0%
Derivative Instruments—0.20%
Total return swaps (Note 4) (g)		Total return swaps	N/A		1/15/2016	N/A	$—	$1,349,246	0.2%
Foreign currency forward contracts (Note 4) (g)		Foreign currency forward contracts	N/A		1/2013	N/A	—	(146,928)	(0.0)%
Total Derivative Instruments							—	$1,202,318	0.2%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for common stock.
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

(e)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(f)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(g)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The Company calculates its compliance with the qualifying assets test on a "look through" basis by disregarding the value of the Company's total return swaps and treating each loan underlying the total return swaps as either a qualifying assets or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.3% of the Company's total assets represented qualifying assets as of December 31, 2012.

(h)	A portfolio company domiciled in a foreign country.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Directors (see Note 2).
(j)	Position or portion thereof unsettled as of December 31, 2012.
(k)	A portfolio company investment structured as a credit-linked floating rate note.
(l)	7-day effective yield as of December 31, 2012.
(m)
As of December 31, 2012, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $14,999,786; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8,758,754; the net unrealized appreciation was $6,241,032; the aggregate cost of securities for Federal income tax purposes was $704,629,567.

(n)	Unaudited.
Abbreviations:
DE - Germany
ES - Spain
EUR - Euro; principal amount is denominated in Euros currency. €1 / US $1.320 as of December 31, 2012.
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling. £1 / US $1.624 as of December 31, 2012.
IE - Ireland
L = LIBOR - London Interbank Offered Rate, typically 3-Month
LU - Luxembourg
MX - Mexico
PIK - Payment-in-kind
SE - Sweden
SG - Singapore
UK - United Kingdom
See notes to consolidated financial statements.

  Corporate Capital Trust, Inc. and Subsidiaries
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

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
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

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
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

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
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

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
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

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
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
(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2011, 71.6% of the Company’s total assets represented qualifying assets.

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
UK - United Kingdom
See notes to consolidated financial statements.

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES
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

As of December 31, 2012, the Company had two wholly owned financing subsidiaries, CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money to invest in portfolio companies, and Halifax Funding LLC (“Halifax Funding”), which was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”).

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the results of the Company’s subsidiaries in its consolidated financial statements. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the reported period and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits, foreign currency, and highly liquid investments with original maturities of three months or less.

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

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, and corporate bonds/loans and common stock investments that lack observable market pricing.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and total return swaps. The Company marks its derivatives to market through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations.

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings and the TRS. These amounts are initially recorded as prepaid and deferred expenses on the consolidated statements of assets and liabilities and then subsequently amortized over the contractual term of the credit facility or TRS as interest expense.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of operations. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations. Unrealized appreciation (depreciation) on foreign currency forward contracts is included with unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of assets and liabilities.

Management Fees - The Company accrues for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee associated with net realized gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed on the consolidated statements of operations and accrued on the consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Organization and Offering Expenses - Organization expenses, including reimbursement payments to Advisors, are expensed on the Company’s consolidated statements of operations. Continuous offering expenses, including reimbursement payments to Advisors, but excluding commission and marketing support fees, are accumulated monthly and capitalized on the consolidated statements of assets and liabilities as deferred offering expenses and then subsequently expensed over a 12-month period.

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

The Company recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which may differ from GAAP. See Note 13 to the consolidated financial statements.

Prior to the Company’s election for tax treatment as a RIC, it was subject to corporate federal and state income taxes on its taxable income. The Company did not have taxable income prior to the RIC election in 2011.

Recent Accounting Pronouncements - In January 2013, the FASB clarified the scope of offsetting disclosure requirements which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended December 31, 2012 and 2011. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Investment purchases, at cost	$991,951,587	$106,811,148
Investment sales, proceeds	358,597,920	481,516
Principal payments/paydown proceeds	51,931,990	—

The Company’s investment portfolio may contain loans that are in the form of lines of credit, unfunded delayed draw loan commitments, or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, the Company had two unfunded delayed draw loan commitments that amounted to $1,012,317. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

As of December 31, 2012, none of the Company’s debt investments were on non-accrual status or in monetary default.

As of December 31, 2012, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$519,196,084	$522,442,812	74.9%	85.4%
Subordinated debt securities	166,981,595	169,788,339	24.3	27.8
Total debt securities	686,177,679	692,231,151	99.2	113.2
Common stock	448,908	453,397	0.1	0.1
Preferred Stock	4,800,812	4,983,883	0.7	0.8
Total equity securities	5,249,720	5,437,280	0.8	0.9
Subtotal	691,427,399	697,668,431	100.0%	114.1
Short term investments	13,202,168	13,202,168		2.2
Total investments	$704,629,567	$710,870,599		116.3%

As of December 31, 2011, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$71,398,157	$71,609,433	67.2%	109.9%
Subordinated debt securities	34,613,494	34,877,800	32.7	53.5
Total debt securities	106,011,651	106,487,233	99.9	163.4
Preferred stock	99,595	102,524	0.1	0.2
Subtotal	106,111,246	106,589,757	100.0%	163.6
Short term investments	7,714,752	7,714,752		11.8
Total investments	$113,825,998	$114,304,509		175.4%

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments and derivative instruments, as of December 31, 2012 and December 31, 2011 was as follows:

Industry Composition	December 31, 2012	December 31, 2011
Capital Goods	13.7%	3.4%
Media	11.0	8.1
Materials	9.9	3.4
Retailing	9.2	12.6
Software & Services	9.1	14.6
Technology Hardware & Equipment	7.8	4.6
Insurance	6.2	2.4
Health Care Equipment & Services	6.2	6.9
Telecommunication Services	4.1	9.0
Consumer Services	3.7	4.9
Commercial & Professional Services	3.4	3.2
Remaining Industries	15.7	26.9
Total	100.0%	100.0%

Geographic Dispersion (1)
United States	94.4%	97.4%
United Kingdom	2.2	1.5
Luxembourg	1.3	—
Singapore	0.5	—
Mexico	0.5	—
Canada	—	1.1
Germany	0.5	—
Spain	0.2	—
Remaining Countries	0.4	<0.1
Total	100.0%	100.0%

Local Currency
U.S. Dollar	97.3%	99.0%
Euro	1.7	1.0
British Pound Sterling	1.0	—
Total	100.0%	100.0%

(1) The geographic dispersion is determined by the portfolio company’s country of domicile.

During the year ended December 31, 2012, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments on the consolidated statements of assets and liabilities:

		December 31, 2012
Derivative Instrument	Statement Location	Fair Value
Foreign currency forward contracts	Unrealized appreciation (depreciation) on derivative instruments	$(146,928)
TRS	Unrealized appreciation on derivative instruments	1,349,246
		$1,202,318

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the year ended December 31, 2012 are in the following location on the consolidated statements of operations:

		December 31, 2012
Derivative Instrument	Statement Location	Realized Gain (Loss)
Foreign currency forward contracts	Net realized loss on derivative instruments	$(432,972)

		Unrealized Gain (Loss)
Foreign currency forward contracts	Net change in unrealized appreciation on derivative instruments	(146,928)
TRS	Net change in unrealized appreciation on derivative instruments	1,349,246
		$1,202,318

Foreign Currency Forward Contracts:

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

There were no open foreign currency forward contracts at December 31, 2011. At December 31, 2012, the details of the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2012	Unrealized Appreciation/ (Depreciation)
EUR	Jan. 3, 2013		€2,300,000 Sold	$2,917,964	$3,035,887	$(117,923)
EUR	Jan. 31, 2013		€6,241,682 Sold	8,249,319	8,240,679	8,640
GBP	Jan. 18, 2013	₤	4,255,000 Sold	6,874,110	6,911,755	(37,645)
Total				$18,041,393	$18,188,321	$(146,928)

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS”).

The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the terms of the TRS, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each a “TRS reference asset” and together the “TRS reference assets”) with a maximum aggregate notional amount of $500,000,000. Under the terms of the TRS, each reference asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS i) all collected interest and fees generated by the TRS reference assets and ii) realized gains, if any. Halifax Funding pays to BNS i) interest on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and ii) realized losses, if any. In addition, upon the termination, sale or repayment of any reference asset, Halifax Funding will either receive from BNS the net realized gain in the value, or pay to BNS any net realized loss in the value of the portfolio of TRS reference assets.

Generally, the required collateral amount is at least 40% of the notional amount of each TRS reference asset at the time that such TRS reference asset is confirmed for inclusion as a TRS reference asset by the counterparty. Halifax Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the reference assets after such value decreases below a specified amount. The minimum additional TRS cash collateral that Halifax Funding is required to post is equal to the amount required to ensure that the collateral market value, as solely determined by BNS, is at least equal to 25% of the value of the portfolio of TRS reference assets.

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of cash collateral that is posted pursuant to the terms of the TRS agreement. The Company has no contractual obligation to post any cash collateral or to make any interest payments to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional cash collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the cash collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee. In the absence of an early termination as described above, the TRS will terminate on January 15, 2016. The Company may terminate the TRS at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the reference assets related to such termination.

Realized gains and losses on the TRS are composed of any gains or losses on the reference assets as well as the net interest received or paid on the quarterly TRS settlement date. Unrealized gains and losses on the TRS are composed of the net accrued interest income and accrued interest expense owed and the overall change in fair value of the reference assets. The fair value of the TRS is included in unrealized appreciation on derivative instruments on the consolidated statements of assets and liabilities. The change in value of the TRS is included in the consolidated statements of operations as net change in unrealized appreciation on derivative instruments.

As of December 31, 2012, Halifax Funding had selected 54 underlying loans with a total notional amount of $164,011,774 and had posted $87,974,019 in cash collateral (of which only $65,604,709 was required to be posted), which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. The settled notional amount as of December 31, 2012 was $105,013,915. During the year ended December 31, 2012, the Company and it wholly subsidiary CCT Funding sold $113,951,381 of loans at market prices to BNS in connection with the selection and acquisition of TRS reference assets.

The following table summarizes the fair value components of the portfolio of TRS reference assets as of December 31, 2012, as determined by the Company’s board of directors:

December 31, 2012
Spread interest income	$938,085
Net realized loss	(345,303)
Unrealized appreciation of reference assets	756,464
Total fair value	$1,349,246

The following is a summary of the TRS reference assets as of December 31, 2012:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Block Communications, Inc.	Media	Subordinated Debt	7.250%		2/1/2020	$114,480	$114,345	$(135)
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt	L+550	1.25%	7/7/2017	4,262,610	4,241,136	(21,474)
Camp International Holding Co.	Software & Services	Senior Debt	L+400	1.25%	5/31/2019	2,173,058	2,171,980	(1,078)
Catalina Marketing Corp.	Media	Subordinated Debt	10.500%		10/1/2015	7,000,000	6,871,323	(128,677)
CCC Information Services, Inc.	Software & Services	Senior Debt (c)	L+470	1.25%	12/14/2019	1,510,518	1,521,266	10,748
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	7.250%		10/30/2017	625,286	622,421	(2,865)
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/19/2019	6,912,675	6,970,839	58,164
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	2,237,153	2,342,578	105,425
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	6,110,822	6,411,284	300,462
Continental Airlines, Inc.	Transportation	Senior Debt (b)	8.307%		10/2/2019	605,308	569,131	(36,177)
First American Payment Systems, LP	Software & Services	Senior Debt	L+450	1.25%	10/12/2018	8,951,140	8,913,603	(37,537)
FleetPride Corp.	Capital Goods	Senior Debt (c)	L+400	1.25%	11/19/2019	4,521,864	4,517,596	(4,268)
Fly Leasing, Ltd.	Transportation	Senior Debt (b)(c)	L+450	1.25%	8/8/2018	4,193,364	4,176,908	(16,456)
GCI Inc.	Telecommunication Services	Subordinated Debt	6.750%		6/1/2021	6,643,615	6,576,845	(66,770)
Gymboree Corporation	Retailing	Senior Debt	L+350	1.50%	2/23/2018	4,097,160	3,885,421	(211,739)
Hamilton Sundstrand Industrial	Capital Goods	Senior Debt	L+375	1.25%	12/13/2019	7,920,000	8,060,000	140,000
Heartland Dental Care	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt (c)	L+500	1.25%	12/21/2018	4,202,808	4,202,808	—
Hilcorp Energy I LP	Energy	Subordinated Debt (b)	8.000%		2/15/2020	1,816,605	1,808,310	(8,295)
Hubbard Radio, LLC	Media	Senior Debt (c)	L+375	1.50%	4/28/2017	493,735	494,963	1,228
Husky Injection Molding Systems, Ltd.	Capital Goods	Senior Debt (b)(c)	L+450	1.25%	7/2/2018	1,255,775	1,248,913	(6,862)
Immucor, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+450	1.25%	8/19/2018	47,868	47,878	10
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L+650		7/31/2017	3,951,390	3,897,764	(53,626)
Jo-Ann Stores, Inc.	Retailing	Senior Debt (c)	L+350	1.25%	3/16/2018	22,847	22,827	(20)
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+425	1.25%	5/4/2018	1,971,180	1,971,209	29
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/4/2016	1,312,798	1,312,321	(477)
Local TV Finance, LLC	Media	Senior Debt (c)	L+400		5/7/2015	371,846	370,317	(1,529)
Lord & Taylor Holdings, LLC	Retailing	Senior Debt (c)	L+450	1.25%	1/11/2019	33,748	33,633	(115)
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+275	1.25%	12/13/2019	2,340,811	2,346,693	5,882
MGM Resorts International	Consumer Services	Senior Debt (b)	L+325	1.00%	12/20/2019	7,231,413	7,340,429	109,016
Misys PLC	Software & Services	Senior Debt (b)	12.000%		6/12/2019	5,981,728	5,979,313	(2,415)
NPC International, Inc.	Consumer Services	Senior Debt (c)	L+325	1.25%	12/28/2018	1,636,027	1,623,924	(12,103)
NuSil Technology LLC	Materials	Senior Debt (c)	L+375	1.25%	4/7/2017	502,540	501,129	(1,411)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)(c)	L+550		5/13/2017	7,058,793	7,065,412	6,619
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+600	1.25%	5/13/2017	284,653	282,819	(1,834)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+550		5/13/2017	25,646	25,719	73
PQ Corp.	Materials	Senior Debt	L+425	1.25%	5/8/2017	5,582,056	5,587,953	5,897
PVH Corp.	Consumer Durables & Apparel	Senior Debt (b)(c)	L+250	0.75%	12/19/2019	1,472,790	1,487,592	14,802
RedPrairie Corp.	Software & Services	Senior Debt (c)	L+550	1.25%	12/21/2018	1,078,000	1,096,857	18,857
Roofing Supply Group, LLC	Retailing	Senior Debt (c)	L+375	1.25%	5/31/2019	89,662	89,699	37
Sabre, Inc.	Transportation	Senior Debt (c)	L+575		12/29/2017	4,398,657	4,397,084	(1,573)
Sabre, Inc.	Transportation	Senior Debt (c)	L+600	1.25%	12/29/2017	2,212,085	2,211,865	(220)
Savers, Inc.	Retailing	Senior Debt (c)	L+375	1.25%	7/9/2019	204,618	204,681	63
Scitor Corp.	Capital Goods	Senior Debt (c)	L+350	1.50%	2/15/2017	21,713	21,761	48
SGS International, Inc.	Media	Senior Debt	L+375	1.25%	10/17/2019	5,515,510	5,543,226	27,716
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+525	1.50%	4/9/2016	14,806	14,738	(68)
Spectrum Brands, Inc.	Household & Personal Products	Senior Debt (b)	L+325	1.25%	12/17/2019	1,525,129	1,551,848	26,719
Tempur-Pedic International, Inc.	Commercial & Professional Services	Senior Debt (b)(c)	L+400	1.00%	11/14/2019	6,852,112	7,000,436	148,324
Terex Corp.	Capital Goods	Subordinated Debt (b)	6.000%		5/15/2021	4,626,000	4,857,300	231,300
The TelX Group, Inc.	Telecommunication Services	Senior Debt (c)	L+500	1.25%	9/23/2017	7,018,541	6,998,936	(19,605)
Tomkins Air Distribution	Capital Goods	Senior Debt	L+375	1.25%	11/9/2018	5,949,104	6,058,021	108,917
USI Holdings Corp.	Insurance	Subordinated Debt	7.750%		1/15/2021	1,076,000	1,062,550	(13,450)
USI Holdings Corp.	Insurance	Senior Debt (c)	L+400	1.25%	12/27/2019	1,918,906	1,940,121	21,215
West Corp.	Software & Services	Subordinated Debt	8.625%		10/1/2018	6,029,800	6,095,500	65,700
West Corp.	Software & Services	Senior Debt (c)	L+425	1.25%	7/15/2016	5,021	5,013	(8)
						$164,011,774	$164,768,238	$756,464

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	Reference asset position or portion thereof unsettled as of December 31, 2012.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of December 31, 2012 and December 31, 2011:

	December 31, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$435,852,236	$86,590,576	$522,442,812
Subordinated debt securities	—	163,579,848	6,208,491	169,788,339
Common stock	—	—	453,397	453,397
Preferred stock	4,983,883	—	—	4,983,883
Subtotal	4,983,883	599,432,084	93,252,464	697,668,431
Short term investments	13,202,168	—	—	13,202,168
Total	$18,186,051	$599,432,084	$93,252,464	$710,870,599

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$8,640	$—	$8,640
Total return swaps	—	—	1,349,246	1,349,246
Liabilities
Foreign currency forward contracts	—	(155,568)	—	(155,568)
Total	$—	$(146,928)	$1,349,246	$1,202,318

	December 31, 2011
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$66,957,496	$4,651,937	$71,609,433
Subordinated debt securities	—	33,914,267	963,533	34,877,800
Preferred stock	102,524	—	—	102,524
Subtotal	102,524	100,871,763	5,615,470	106,589,757
Short term investments	7,714,752	—	—	7,714,752
Total	$7,817,276	$100,871,763	$5,615,470	$114,304,509

At December 31, 2012, the Company held 18 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $93,252,464 and 13.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)
	$18,681,009	Broker Quotes	Mid Price	94.25 - 102 (100.98)
		Broker Quotes	Mid Price	98 - 101.5 (98.55)
Senior Debt	67,909,567	Market Comparables	Yield	5.0 - 11.9% (8.91%)
			Discount Margin	437 - 1069 bps (808 bps)
			Illiquidity Discount	1.0 - 4.0% (2.29%)
		Broker Quotes	Bid Price	104.02 (NA)
		Market Comparables	Yield	12.0 - 13.0% (12.54%)
Subordinated Debt	6,208,491		Discount Margin	1071 - 1250 bps (1170 bps)
			EBITDA Multiple	9.6x (NA)
			Illiquidity Discount	2% (NA)
		Market Comparables	Forward EBITDA Multiple	9.8x (NA)
Common Stock			LTM EBITDA Multiple	12.9x (NA)
	453,397		Illiquidity Discount	15% (NA)
		Discounted Cash Flow	Weighted Average Cost of Capital	12.2% (NA)
Total	$93,252,464

(1)	The TRS was valued in accordance with the TRS Agreement as discussed below.
(2)
For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(3)	Weighted average amounts are based on the estimated fair values. If noted as NA, then the number of inputs is too few to compute the weighted average for the range.

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

The TRS is also classified as Level 3 at December 31, 2012. The Company valued its TRS in accordance with the TRS agreements between Halifax Funding and BNS, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS swap financing costs on the TRS settled trade notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified the TRS Agreement, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by BNS, based on the inputs provided to BNS by third-party pricing services with (ii) third-party service provider pricing inputs that are independently sourced by the Company’s management and/or its Advisors. To the extent the Company’s management has any questions or concerns regarding the valuation of the TRS reference assets, such valuations are discussed or challenged with BNS pursuant to the terms of the TRS agreements. Additionally, the Company’s management reviews the calculations of both collected and accrued interest, total return swap financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period conclusions of the fair value components, as reviewed and approved by the Company’s board of directors, refer to Note 4.

The following is a reconciliation for the year ended December 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total Return Swaps	Total
Fair Value Balance as of January 1, 2012	$4,651,937	$963,533	$—	$—	$5,615,470
Purchases	81,956,118	7,090,290	448,908	—	89,495,316
Net realized gain	605,740	11,961	—	—	617,701
Net change in unrealized appreciation (1)	1,111,508	249,561	4,489	1,349,246	2,714,804
Sales or repayments	(20,197,792)	(998,480)	—	—	(21,196,272)
Net discount accretion	119,934	(2,492)	—	—	117,442
Transfers out of Level 3	(6,808,399)	(1,105,882)	—	—	(7,914,281)
Transfers into Level 3	25,151,530	—	—	—	25,151,530
Fair Value Balance as of December 31, 2012	$86,590,576	$6,208,491	$453,397	$1,349,246	$94,601,710

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2012 (1)	$1,361,674	$242,703	$4,489	$1,349,246	$2,958,112

(1) Amount is included in the related amount on investments in the consolidated statements of operations.

The following is a reconciliation for the period ended December 31, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt	Total
Fair Value Balance as of July 1, 2011	$—	$—	$—
Purchases	4,659,521	985,747	5,645,268
Net change in unrealized appreciation (1)	49,134	(22,590)	26,544
Sales or repayments	(59,343)	—	(59,343)
Net discount accretion	2,625	376	3,001
Fair Value Balance as of December 31, 2011	$4,651,937	$963,533	$5,615,470

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2011 (1)	$49,134	$(22,590)	$26,544

(1) Amount is included in the related amount on investments in the consolidated statements of operations.

Eight securities were transferred into the Level 3 hierarchy and four were transferred out of the Level 3 hierarchy during the year ended December 31, 2012. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 2 and Level 3 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The Company held no investments prior to July 1, 2011 and there were no transfers between Level 1, 2 or 3 relative to prior periods.

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

The Company entered into an investment advisory agreement with CNL (together with one amendment, the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets at the end of the two most recently completed months and it is computed and paid monthly. Gross assets include assets purchased with borrowed funds, unrealized depreciation or appreciation on total return swaps and cash collateral on deposit with custodian in connection with TRS, but exclude deferred offering expense. CNL also earns a performance-based incentive fee that is comprised of the following two parts: (i) a subordinated incentive fee on pre-incentive fee net investment income, and (ii) an incentive fee on capital gains. The subordinated incentive fee, paid quarterly if earned, is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. The incentive fee on capital gains, paid annually if earned, is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis and (B) net of the aggregate amount of any previously paid incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement.

In November 2012, the Company entered into the TRS for the purpose of gaining economic exposure to a portfolio of broadly syndicated corporate loans and bonds. For purposes of computing the performance-based incentive fee, the Company, in a manner consistent with GAAP, treats both a) the interest spread, which represents the difference between i) the interest and fees received on the TRS reference assets and ii) the interest paid to BNS on the settled notional value of the TRS, and b) the net realized gains or losses on the sale or maturity of TRS reference assets as realized gains or losses on derivative instruments. Therefore the net economic benefits, if any, associated with the TRS are included in the computation of the incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of organization and offering expense reimbursement requirements did not reduce the overall amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement by the Company in future periods. Beginning February 1, 2012, the Company implemented a reimbursement rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, audit services, preparation of reports to the Company’s board of directors and lenders, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. CNL may also enter into agreements with its affiliates for the performance of select administrative services or the retention of personnel. The Company reimburses CNL and its affiliates for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the years ended December 31, 2012 and December 31, 2011 are summarized below:

Related Party	Source Agreement	Description	Year Ended December 31, 2012	Year Ended December 31, 2011
CNL Securities Corp.	Managing Dealer Agreement	Selling commissions and marketing support fees	$55,505,646	$6,727,230
CNL and KKR	Investment Advisory Agreement	Base management fees (investment advisory fees)	9,193,161	347,428
CNL and KKR	Investment Advisory Agreement	Performance-based incentive fees (1)	—	176,847
CNL and KKR	Investment Advisory Agreement	Organization and offering expenses reimbursement (2)	4,250,997	—
CNL	Administrative Services Agreement	Administrative and compliance services	752,985	159,884

(1)
During the year ended December 31, 2012, the Company recorded performance-based incentive fee expense of $1,981,350, comprised of (i) $1,981,350 expense provision for incentive fee on capital gains and (ii) no expense provision for subordinated incentive fee on income. The incentive fee on capital gains was accrued based on the hypothetical liquidation of the investment portfolio as of the end of each reporting period. The incentive fee on capital gains was not earned by the Advisors or payable to the Advisors as of December 31, 2012. As of December 31, 2011, the Company accrued performance-based incentive fee of $282,570, including subordinated incentive fee on income of $176,847 and incentive fee on capital gains of $105,723. The incentive fee on capital gains was not earned or payable to the Advisors as of December 31, 2011.

(2)
The Advisors received reimbursement payments for organization and offering expenses in the amount of $3,814,094 in the year ended December 31, 2012, including $896,218 for organization expenses and $2,917,876 for offering expenses. The Company recorded a reimbursement payable to the Advisors in the amount of $436,903 for offering expenses as of December 31, 2012 which is included in other accrued expenses and liabilities on the consolidated statements of assets and liabilities.

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

Presented below is a summary of Expense Support Payments and the associated terminal eligibility dates for Reimbursement Payments for the years ending December 31, 2011 and December 31, 2012.

Year Ended	Expense Support Payments Received from Advisors	Expense Support Payments Reimbursed to Advisors(1)	Unreimbursed Support Payments	Eligible for Reimbursement through
December 31, 2011	$1,375,592	$—	$1,375,592	December 31, 2014
December 31, 2012	1,590,221	—	1,590,221	December 31, 2015
Total	$2,965,813	$—	$2,965,813

(1) As of December 31, 2012 the Company has accrued $1,829,749 for potential annual year-end reimbursement payment to Advisors.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base and incentive advisory fees and organization/offering expenses) to exceed 1.91% of average net assets attributable to common shares as of the end of any such calendar year and (iii) after January 1, 2013 (the “Reimbursement Limit Percentage”). On December 31, 2012, the Company and the Advisors entered into an amendment to the Expense Support Agreement that reduced the Reimbursement Limit Percentage to 1.75%. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Management believes that additional liabilities for Reimbursement Payments are not probable as of December 31, 2012.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of December 31, 2012, management believes that the risk of incurring any losses for such indemnification is remote.

7.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from June 9, 2010 (inception) to December 31, 2010
Net increase in net assets resulting from operations	$25,653,567	$1,381,778	$—
Weighted average shares outstanding	31,394,766	1,269,117	22,222
Basic/diluted net increase in net assets from operations per share (1)	$0.82	1.09	—

(1) Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.	Distributions

The Company’s board of directors declared distributions for 52 record dates in the year ended December 31, 2012. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the year ended December 31, 2012 are presented in the table below.

Declared Distributions	Per Share	Amount	Allocation
For three months ended March 31, 2012 (13 record dates)	$0.19	$1,987,103
For three months ended June 30, 2012 (13 record dates)	0.19	4,107,381
For three months ended September 30, 2012 (13 record dates)	0.19	7,066,863
For three months ended December 31, 2012 (13 record dates)	0.19	10,160,507
Total Declared Distributions for the year ended December 31, 2012	$0.76	$23,321,854	100.0%
From Net Investment Income	$0.51	$15,697,751	67.3
From Realized Gains	0.10	3,040,382	13.0
From Other Sources (1)	0.15	4,583,721	19.7

(1) Includes adjustments made to GAAP net investment income to arrive at taxable income available for distributions, as more fully described in Note 13.

The Company’s board of directors declared distributions for 27 record dates in the year ended December 31, 2011. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the year ended December 31, 2011 are presented in the table below.

Declared Distributions	Per Share	Amount	Allocation
For three months ended September 30, 2011 (14 record dates)	$0.19	$127,941
For three months ended December 31, 2011 (13 record dates)	0.18	727,729
Total Declared Distributions for the year ended December 31, 2011	$0.37	$855,670	100.0%
From Net Investment Income	$0.37	$853,163	99.7
From Realized Gains	<0.01	2,507	0.3

There were no distributions declared or paid during the period from June 9, 2010 (inception) to December 31, 2010 and the six months ended June 30, 2011.

On December 14, 2012, the Company’s board of directors declared a distribution of $0.015004 per share for 13 record dates beginning January 1, 2013 and ending on March 26, 2013.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the years ended December 31, 2012 and 2011, and for shares sold in a private placement for the period from June 9, 2010 (inception) through December 31, 2010:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Period from June 9, 2010 (inception) through December 31, 2010
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	54,520,455	$588,369,004	7,021,920	$70,897,954	22,222	$200,000
Commissions and Marketing Support Fees	—	(55,505,646)	—	(6,727,230)	—	—
Net Proceeds to Company	54,520,455	532,863,358	7,021,920	64,170,724	22,222	200,000
Reinvestment of Distributions	1,207,704	11,832,449	29,024	265,897	—	—
Net Proceeds from Offering	55,728,159	$544,695,807	7,050,944	$64,436,621	22,222	$200,000
Average Net Proceeds Per Share	$9.77		$9.14		$9.00

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company will limit repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

The following table is a summary of the share repurchases completed during the year ended December 31, 2012:

Repurchase Date	Total Number of Tender Offer Shares	Total Number of Shares Purchased	No. of Shares Purchased/ Tender Offer Shares	Price Paid per Share	Total Consideration
August 15, 2012	236,604	47,481	20%	$9.64	$457,720
November 15, 2012	470,031	25,405	5%	$9.79	$248,716
Total	706,635	72,886	10%		$706,436

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the periods shown:

OPERATING PERFORMANCE PER SHARE	Year ended December 31, 2012	June 17, 2011 (commencement of operations) through December 31, 2011
Net Asset Value, Beginning of Year/Period	$9.21	$9.00
Net Investment Income (Loss), Before Expense Support (1)(9)	0.51	(0.23)
Expense Support (1)(9)	(0.01)	0.60
Net Investment Income (1)	0.50	0.37
Net Realized and Unrealized Gain (Loss) (1)(2)	0.70	0.08
Net Increase Resulting from Investment Operations	1.20	0.45
Distributions from Net Investment Income (3)	(0.51)	(0.37)
Distributions from Realized Gains (3)	(0.10)	—
Distributions from Other Sources (3)	(0.15)	—
Net Decrease Resulting from Distributions to Common Shareholders	(0.76)	(0.37)
Capital share transactions –Issuance of common stock above net asset value (4)	0.10	0.13
Net Increase Resulting from Capital Share Transactions	0.10	0.13
Net Asset Value, End of Year/Period	$9.75	$9.21

INVESTMENT RETURNS
Total Investment Return-Net Price (5)	14.2%	6.52%
Total Investment Return-Net Asset Value (6)	14.3%	6.52%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands)
Net Assets, End of Year/Period	$611,484	$65,163
Average Net Assets (7)	$304,261	$20,926
Average Credit Facility Borrowings	$110,072	$4,080
Shares Outstanding, End of Year/Period	62,728	7,073
Weighted Average Shares Outstanding	31,395	2,309
Ratios to Average Net Assets: (7)
Total Expenses Before Operating Expense Support	6.46%	7.08%
Total Expenses After Operating Expense Support	6.54%	0.51%
Net Investment Income	5.16%	4.08%
Portfolio Turnover Rate	85%	1%
Asset Coverage Ratio (8)	3.59	3.57

(1)	The per share data was derived by using the weighted average shares outstanding during the year/period.
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

(5)
Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then the terminal sales price per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including dividends declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then terminal market value per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

(7)	The computation of average net assets during the period is based on the daily value of net assets.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. These data are presented in Note 4 of the consolidated financial statements.

(9)	Expense support is equal to the difference between (A) reimbursement of expense support and (B) expense support, as reported on the consolidated statements of operations.

11.	Revolving Credit Facility and Borrowings

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (including amendments, the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). As of December 31, 2012, Deutsche Bank is the sole initial lender and serves as administrative agent under the Credit Agreement. The Credit Agreement initially provided for borrowings in an aggregate amount up to $75,000,000 on a committed basis (the “Tranche A Loans”). To partially exercise the accordion feature, CCT Funding entered into an amendment (the “First Amendment”) of its Credit Agreement on February 28, 2012, which provided for the extension of a second tranche of commitments permitting additional borrowings in an aggregate amount up to $100,000,000 (the “Tranche B Loans”). On August 20, 2012, CCT Funding entered into a second amendment (the “Second Amendment”) to its Credit Agreement, which provided for the extension of a third tranche of additional borrowings in an aggregate amount up to $65,000,000 (the “Tranche C Loans”), for total borrowings available under the facility of $240,000,000. Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of December 31, 2012, management believes that the Company was in compliance with the covenants of the Credit Agreement. As of December 31, 2012, the Company has incurred deferred financing costs of $303,403 in connection with arranging and amending the Credit Agreement.

Revolving Credit Facility Summary for the year ended December 31, 2012
	Loan Tranche
	A	B	C	Total
Borrowing Commitment Amount (Tranche C Uncommitted)	$75,000,000	$100,000,000	$65,000,000	$240,000,000
Amount Borrowed as of January 1	25,340,000	—	—	25,340,000
Net Amount Borrowed	49,660,000	84,620,000	—	134,280,000
Amount Borrowed as of December 31	75,000,000	84,620,000	—	159,620,000
Unused Borrowing Commitment Balance as of December 31	$—	$15,380,000	$65,000,000	$80,380,000

Unused Commitment Fee	0.75%	0.75%	—%
Base Interest Rate (reset monthly)	one-month LIBOR	three-month LIBOR	three-month LIBOR
Spread	1.70%	2.35%	1.70%
Average Borrowings	$68,471,476	$39,199,508	$2,400,710	$110,071,694
Direct Interest Expense	1,349,380	1,083,412	49,465	2,482,257
Unused Commitment Fees				235,734
Amortization of Deferred Financing Costs				148,475
Total Interest Expense				$2,866,466
Weighted Average Interest Rate	1.97%	2.76%	2.06%	2.26%

Revolving Credit Facility Summary for the year ended December 31, 2011
Loan Tranche
A
Borrowing Commitment Amount	$75,000,000
Amount Borrowed as of January 1	—
Net Amount Borrowed	25,340,000
Amount Borrowed as of December 31	25,340,000
Unused Borrowing Commitment Balance as of December 31	$49,660,000

Unused Commitment Fee	0.75%
Base Interest Rate (reset monthly)	one-month LIBOR
Spread	1.70%
Average Borrowings	$15,320,755
Direct Interest Expense	44,412
Amortization of Deferred Financing Costs	41,532
Total Interest Expense	85,944
Weighted Average Interest Rate	1.96%

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2012 and December 31, 2011. As of December 31, 2012, the Company was committed to fund $1,012,317 for two delayed draw term loans associated with two portfolio companies. The Company received a non-refundable fee of $30,488 in connection with one delayed draw term loan commitment.

13.	Federal Income Taxes

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax basis differences result in reclassifications to paid-in capital, undistributed net investment income and accumulated undistributed realized gain/(loss). Undistributed net investment income and accumulated undistributed net realized gain/(loss) may include temporary book and tax basis differences which will reverse in subsequent periods.

As of December 31, 2012 and 2011, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2012	2011
Paid in capital	$(1,208,915)	$(3,350)
Undistributed (distributions in excess of) net investment income	4,249,297	5,956
Accumulated capital gain	(3,040,382)	(2,606)

The following table reconciles net increase in net assets resulting from operations to taxable income available for distributions for the years ending December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Net increase in net assets resulting from operations	$25,653,567	$1,381,778
Net change in unrealized appreciation on investments	(5,762,521)	(478,511)
Performance-based incentive fee on unrealized gains	1,981,350	105,723
Offering expense	1,208,772	—
Organization expenses	836,470	—
Other book-tax differences	39,097	(41,498)
Taxable income available for distributions	$23,956,735	$967,492

The tax character of shareholder distributions attributable to the fiscal year ended December 31, 2012 and December 31, 2011 were as follows:

	2012			2011
Paid Distributions attributable to:	Amount	Percentage		Amount	Percentage
Ordinary income	$22,984,443	98.6	% (1)	$855,670	100%
Realized long term capital gains	337,411	1.4%		—	—
Total	$23,321,854	100.0%		$855,670	100%
Percentage of taxable income available for distributions	97%			88%

(1) Including short term capital gains of 13.4%.

As of December 31, 2012 and 2011, the components of tax basis accumulated earnings were as follows:

	2012	2011

Undistributed ordinary income – net	$751,056	$111,679
Unrealized gains – net	4,159,853	417,779
Total accumulated earnings – net	$4,910,909	$529,458

14.	Selected quarterly financial data (unaudited)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total Investment Income	$14,475,985	$11,479,268	$6,249,846	$3,377,381
Total Investment Income per Common Share	0.27	0.30	0.28	0.31
Net Investment Income	6,545,151	4,297,655	3,713,829	1,135,161
Net Investment Income per Common Share	0.12	0.11	0.17	0.10
Net Realized and Unrealized Gain (Loss)	381,202	6,877,932	(1,638,130)	4,340,767
Net Realized and Unrealized Gain (Loss) per Common Share	0.01	0.18	(0.07)	0.40
Net Increase (Decrease) in Net Assets Resulting from Operations	6,926,353	11,175,587	2,075,699	5,475,928
Basic and Diluted Earnings (Loss) per Common Share	0.13	0.30	0.09	0.50
Net Asset Value per Common Share at End of Quarter	9.75	9.78	9.64	9.66

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011
Total Investment Income	$884,236	$74,650	$—
Total Investment Income per Common Share	0.21	0.10	—
Net Investment Income	778,513	74,650	—
Net Investment Income per Common Share	0.18	0.10	—
Net Realized and Unrealized Gain (Loss)	812,353	(283,738)	—
Net Realized and Unrealized Gain (Loss) per Common Share	0.19	(0.39)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	1,590,866	(209,088)	—
Basic and Diluted Earnings (Loss) per Common Share	0.38	(0.28)	—
Net Asset Value per Common Share at End of Quarter	9.21	8.81	9.00

15.	Subsequent Events

On January 10, 2013, the Company filed its tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 785,106 shares of common stock at a cash price of $9.73 per share.

On January 29, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $11.05.

On February 11, 2013, CCT Funding entered into an amendment (the “Third Amendment”) to its Credit Agreement. The Third Amendment amends the Credit Agreement by providing for, among other things, the extension of a new tranche of commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100,000,000. Maturity dates for the various tranche loans under the Third Amendment are between August 2013 and February 2015. As of March 12, 2013, the total amount borrowed under the revolving credit facility was $219,440,000.

On March 12, 2013, the Company’s board of directors declared a distribution of $0.015004 per share for 13 record dates beginning April 2, 2013 and ending on June 25, 2013.