Form 10-Q
period 2013-03-31
Corporate Capital Trust, Inc.
filed 2013-05-10
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2013 was 91,431,606

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Assets and Liabilities (unaudited)

	March 31, 2013	December 31, 2012
Assets
Investments, at fair value (amortized cost of $919,172,508 and $704,629,567)	$938,917,283	$710,870,599
Cash	—	306,459
Cash denominated in foreign currency (cost $554,444 and $—)	553,473	—
Cash collateral on deposit with custodian	176,028,941	87,974,019
Dividends and interest receivable	13,179,665	9,258,404
Receivable for investments sold	4,518,918	37,704,165
Principal receivable	1,056,488	462,407
Unrealized appreciation on derivative instruments	7,906,061	1,357,886
Deferred offering expense	2,719,119	2,146,007
Prepaid and deferred expenses	1,104,112	244,130
Total assets	1,145,984,060	850,324,076
Liabilities
Revolving credit facility	$219,440,000	$159,620,000
Payable for investments purchased	108,298,279	72,435,184
Accrued performance-based incentive fees	6,292,360	2,087,073
Accrued investment advisory fees	1,820,059	1,434,712
Accrued reimbursement of expense support	1,136,064	1,829,749
Unrealized depreciation on derivative instruments	62,563	155,568
Accrued directors' fees	18,569	10,436
Other accrued expenses and liabilities	2,094,445	1,267,540
Total liabilities	339,162,339	238,840,262
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 81,431,053 and 62,728,439 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	81,431	62,728
Paid-in capital in excess of par value	792,962,936	607,351,000
Distributions in excess of net investment income	(13,821,760)	(3,374,805)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	27,599,114	7,444,891
Net assets	$806,821,721	$611,483,814
Net asset value per share	$9.91	$9.75

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Investment income
Interest income	$15,239,302	$3,374,128
Dividend income	98,492	3,253
Fee income	11,529	—
Total investment income	15,349,323	3,377,381
Operating expenses
Investment advisory fees	4,860,666	894,160
Performance-based incentive fees	4,205,287	875,246
Interest expense	1,317,059	320,129
Offering expense	1,093,596	—
Administrative services	422,949	169,132
Professional services	348,001	208,541
Organization expenses	—	527,741
Custodian and accounting fees	88,123	40,477
Director fees and expenses	68,468	48,235
Other	406,156	121,357
Total operating expenses	12,810,305	3,205,018
Reimbursement of expense support	1,136,064	—
Expense support	—	(962,798)
Net expenses	13,946,369	2,242,220
Net investment income	1,402,954	1,135,161
Realized and unrealized gain (loss):
Net realized gain on investments	1,006,434	735,251
Net realized gain on derivative instruments	867,966	—
Net realized gain (loss) on foreign currency transactions	11,182	(6,285)
Net change in unrealized appreciation on investments	13,503,743	3,622,449
Net change in unrealized appreciation on derivative instruments	6,641,180	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	9,300	(10,648)
Net realized and unrealized gain	22,039,805	4,340,767
Net increase in net assets resulting from operations	$23,442,759	$5,475,928
Net Investment Income Per Share	$0.02	$0.10
Diluted and Basic Earnings Per Share	$0.33	$0.50
Weighted Average Shares Outstanding	71,356,247	10,949,283
Dividends Declared Per Share	$0.20	$0.19

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets (unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Operations
Net investment income	$1,402,954	$1,135,161
Net realized gain on investments, derivative instruments and foreign currency transactions	1,885,582	728,966
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	20,154,223	3,611,801
Net increase in net assets resulting from operations	23,442,759	5,475,928
Distributions to shareholders from
Net investment income	(1,402,954)	(1,141,117)
Realized gains	(1,885,582)	(728,966)
Other sources (See Note 8)	(10,446,955)	(117,020)
Net decrease in net assets resulting from shareholders distributions	(13,735,491)	(1,987,103)
Capital share transactions
Issuance of shares of common stock	179,598,408	83,870,498
Reinvestment of shareholders distributions	6,850,275	1,248,460
Repurchase of shares of common stock	(818,044)	—
Net increase in net assets resulting from capital share transactions	185,630,639	85,118,958
Total increase in net assets	195,337,907	88,607,783
Net assets at beginning of period	611,483,814	65,162,729
Net assets at end of period	$806,821,721	$153,770,512
Capital share activity
Shares issued from subscriptions	18,097,872	8,712,413
Shares issued from reinvestment of distributions	688,817	129,673
Shares repurchased	(84,075)	—
Net increase in shares outstanding	18,702,614	8,842,086
Distributions in excess of net investment income at end of period	$(13,821,760)	$(117,020)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net increase in net assets resulting from operations	$23,442,759	$5,475,928
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(236,159,109)	(135,291,836)
Increase in payable for investments purchased	35,895,662	2,422,631
Proceeds from sales of investments	49,519,053	21,546,060
Proceeds from principal payments	42,017,413	2,372,642
Net realized gain (loss) on investments	(1,006,434)	(735,251)
Net change in unrealized appreciation on investments	(13,503,743)	(3,622,449)
Net change in unrealized appreciation on derivative instruments	(6,641,180)	—
Net change in unrealized appreciation on foreign currency translation	(9,300)	10,648
Amortization of premium/discount - net	(100,502)	(11,942)
Amortization of deferred financing cost	132,085	—
Increase in short-term investments, net	(68,813,362)	(2,261,866)
Increase in cash collateral on deposit with custodian	(88,054,922)	—
Increase in dividend and interest receivable	(3,943,557)	(2,892,557)
Decrease (increase) in receivable for investments sold	33,185,247	(6,984,643)
Increase in principal receivable	(594,081)	(191,605)
Decrease in receivable from advisors	—	136,354
Increase in other assets	(530,790)	(391)
Increase in accrued investment advisory fees	385,347	213,411
Increase in accrued performance-based incentive fees	4,205,287	698,399
Increase in other accrued expenses and liabilities	33,470	379,289
Net cash used in operating activities	(230,540,657)	(118,737,178)

Financing Activities:
Proceeds from issuance of shares of common stock	179,598,408	83,870,498
Payment on repurchase of shares of common stock	(818,044)	—
Distributions paid	(6,885,216)	(1,137,280)
Borrowings under credit facility	59,820,000	38,400,000
Deferred financing costs paid	(926,506)	(46,115)
Net cash provided by financing activities	230,788,642	121,087,103
Effect of exchange rate changes on cash	(971)	12,844
Net increase in cash	247,014	2,362,769
Cash and cash denominated in foreign currency, beginning of period	306,459	—
Cash and cash denominated in foreign currency, end of period	$553,473	$2,362,769

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,165,738	$261,538
Dividend distributions reinvested	$6,850,275	$1,248,460
Deferred financing costs accrued in other accrued expenses and liabilities	$107,883	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—106.2%
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 450	1.25%	7/10/2017	$3,928,159	$3,900,956	$3,991,010	0.5%
Allen Systems Group, Inc.	Software & Services	Senior Debt(e)(f)	10.50%		11/15/2016	106,000	67,703	67,310	0.0%
Alliance Laundry Systems, LLC	Capital Goods	Senior Debt(e)	L + 325	1.25%	12/7/2018	3,535,061	3,518,252	3,568,645	0.4%
Ally Financial, Inc.	Banks	Preferred Stock(g)	8.50%			118,908	2,996,482	3,184,356	0.4%
		Preferred Stock(g)	8.13%			69,800	1,804,330	1,898,560	0.2%
							4,800,812	5,082,916	0.6%
Altisource Solutions (LU)(h)	Real Estate	Senior Debt(e)(g)	L + 450	1.25%	11/27/2019	7,526,329	7,453,788	7,639,224	0.9%
American Gaming Systems, LLC	Consumer Services	Senior Debt(e)(i)(j)	L + 1000	1.50%	8/15/2016	21,782,648	21,298,435	21,782,648	2.8%
American Rock Salt Co., LLC	Materials	Senior Debt(e)	L + 425	1.25%	4/25/2017	8,464,050	8,146,025	8,480,809	1.1%
		Senior Debt(e)(f)	8.25%		5/1/2018	9,632,000	8,922,825	9,150,400	1.1%
							17,068,850	17,631,209	2.2%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(g)	7.38%		5/1/2018	213,000	210,896	223,118	0.0%
Ardagh Packaging Holdings Ltd. (IE)(h)	Capital Goods	Senior Debt(e)(g)	4.88%		11/15/2022	345,000	345,000	340,688	0.0%
		Senior Debt(e)(f)(g)	7.38%		10/15/2017	100,000	100,400	109,500	0.0%
							445,400	450,188	0.0%
Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 525	1.75%	5/7/2016	4,307,900	4,306,133	4,370,709	0.5%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)(j)	L + 550	1.50%	10/6/2016	6,099,740	6,035,039	5,882,467	0.7%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(g)	L + 725	1.50%	11/14/2017	906,899	885,640	917,101	0.1%
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(f)	7.00%		4/1/2019	14,063,000	13,208,401	13,746,582	1.7%
Bill Barrett Corp.	Energy	Subordinated Debt(e)(g)	7.63%		10/1/2019	251,000	256,567	266,688	0.0%
Block Communications, Inc.	Media	Subordinated Debt(e)(f)	7.25%		2/1/2020	589,000	629,126	640,538	0.1%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	$538,493	$530,115	$537,710	0.1%
		Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	1,189,528	1,171,036	1,187,797	0.1%
		Senior Debt(e)(g)	L + 700	1.75%	12/17/2017	3,581,959	3,554,469	3,550,617	0.4%
		Senior Debt(e)(g)	L + 700	1.75%	12/17/2017	1,503,006	1,491,470	1,489,854	0.2%
							6,747,090	6,765,978	0.8%
Bombardier, Inc. (CA)(h)	Capital Goods	Subordinated Debt(e)(f)(g)	4.25%		1/15/2016	557,000	557,000	577,888	0.1%
		Subordinated Debt(e)(f)(g)	6.13%		1/15/2023	1,670,000	1,670,000	1,732,625	0.2%
							2,227,000	2,310,513	0.3%
Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	11.25%		6/1/2017	1,023,000	1,072,064	1,088,216	0.1%
Calcipar, SA (LU)(h)	Capital Goods	Senior Debt(e)(f)(g)	6.88%		5/1/2018	479,000	504,295	510,135	0.1%
Catalina Marketing Corp.	Media	Senior Debt(e)(j)	L + 550		9/29/2017	13,728,354	13,725,959	13,824,452	1.7%
		Subordinated Debt(e)(f)	10.50%		10/1/2015	20,436,255	20,407,664	20,947,161	2.6%
							34,133,623	34,771,613	4.3%
CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(e)	12.54%		10/12/2017	11,610,000	12,389,027	12,466,237	1.5%
Celanese US Holdings, LLC	Materials	Subordinated Debt(e)(g)	4.63%		11/15/2022	2,900,000	2,900,000	2,907,250	0.4%
Cemex Espana S.A. (ES)(h)	Materials	Senior Debt(e)(g)(j)(EUR)	E + 450		2/14/2017	€928,806	1,112,127	1,142,967	0.1%
Cemex Finance, LLC	Materials	Senior Debt(e)(f)(g)	9.38%		10/12/2022	$825,000	825,000	959,062	0.1%
Cemex Materials, LLC	Materials	Subordinated Debt(e)(f)	7.70%		7/21/2025	23,312,000	22,927,004	24,011,360	3.0%
Cemex S.A.B. de C.V. (MX)(h)	Materials	Senior Debt(e)(g)(j)	L + 525		2/14/2017	3,441,100	3,191,620	3,380,880	0.4%
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(f)	11.50%		4/15/2020	14,862,000	15,177,219	11,146,500	1.4%
Ceridian Corp.	Commercial & Professional Services	Senior Debt(e)	L + 575		5/9/2017	11,320,620	11,297,051	11,541,938	1.4%
		Senior Debt(e)(f)	8.88%		7/15/2019	2,123,000	2,123,000	2,470,641	0.3%
		Subordinated Debt(e)(f)	11.00%		3/15/2021	2,032,000	2,079,575	2,179,320	0.3%
							15,499,626	16,191,899	2.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 375	1.25%	11/19/2019	$3,032,478	$3,003,031	$3,077,495	0.4%
		Senior Debt(e)	L + 775	1.25%	11/19/2020	6,662,554	6,532,084	6,859,665	0.9%
							9,535,115	9,937,160	1.3%
Clear Channel Worldwide Holdings, Inc.	Media	Subordinated Debt(e)(g)	7.63%		3/15/2020	1,857,000	1,800,459	1,938,244	0.2%
ClubCorp Club Operations, Inc.	Consumer Services	Senior Debt(e)	L + 375	1.25%	11/30/2016	130,383	124,766	132,909	0.0%
CNO Financial Group, Inc.	Insurance	Senior Debt(e)(f)(g)	6.38%		10/1/2020	1,092,000	1,129,872	1,161,615	0.1%
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(e)(f)	8.25%		1/15/2019	11,786,000	12,850,599	12,787,810	1.6%
Continental Airlines, Inc.	Transportation	Senior Debt(e)(g)	7.34%		4/19/2014	267,469	269,406	274,824	0.0%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e)	L + 450		11/16/2015	1,199,199	1,149,139	1,201,196	0.2%
		Subordinated Debt(e)	10.75%		2/1/2016	6,500,000	6,536,658	6,565,000	0.8%
							7,685,797	7,766,196	1.0%
Cunningham Lindsey U.S., Inc.	Insurance	Senior Debt(e)	L + 375	1.25%	12/10/2019	4,604,958	4,560,511	4,694,202	0.6%
		Senior Debt(e)	L + 800	1.25%	6/10/2020	6,642,736	6,578,384	6,833,715	0.8%
							11,138,895	11,527,917	1.4%
Data Device Corp.	Capital Goods	Senior Debt(e)	L + 600	1.50%	7/11/2018	7,875,841	7,730,121	7,849,575	1.0%
		Senior Debt(i)	L + 1000	1.50%	7/11/2019	8,000,000	7,851,256	8,120,000	1.0%
							15,581,377	15,969,575	2.0%
Datatel, Inc.	Software & Services	Senior Debt(e)	L + 325	1.25%	7/19/2018	392,727	387,892	398,961	0.1%
David's Bridal, Inc.	Retailing	Senior Debt(e)	L + 375	1.25%	10/11/2019	2,190,803	2,170,119	2,222,285	0.3%
DJO Finance, LLC	Health Care Equipment & Services	Senior Debt(e)	L + 325	1.25%	9/15/2017	1,845,198	1,847,322	1,876,714	0.2%
		Senior Debt(e)(j)	8.75%		3/15/2018	11,334,000	12,135,993	12,637,410	1.6%
							13,983,315	14,514,124	1.8%
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)	9.75%		12/1/2016	1,190,000	1,256,833	1,282,237	0.2%
Education Management, LLC	Consumer Services	Subordinated Debt(e)(g)	15.00%		7/1/2018	1,298,877	1,316,875	1,341,090	0.2%
		Senior Debt(e)(g)	L + 700	1.25%	3/30/2018	7,059,021	6,879,060	6,121,195	0.8%
							8,195,935	7,462,285	1.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Express, LLC / Express Finance Corp.	Retailing	Subordinated Debt(e)(g)	8.75%		3/1/2018	$707,000	$762,426	$770,630	0.1%
Eze Software Group	Software & Services	Senior Debt(e)(j)	L + 750	1.25%	2/22/2021	10,432,095	10,327,774	10,666,818	1.3%
Fidelity National Information Services, Inc.	Software & Services	Subordinated Debt(e)(g)	5.00%		3/15/2022	26,000	27,777	27,593	0.0%
		Subordinated Debt(e)(g)	7.88%		7/15/2020	114,000	122,122	128,535	0.0%
							149,899	156,128	0.0%
Fifth & Pacific Companies, Inc.	Consumer Durables & Apparel	Senior Debt(e)(g)	10.50%		4/15/2019	1,735,000	1,845,080	1,954,044	0.2%
FleetPride Corp.	Capital Goods	Senior Debt(e)	L + 400	1.25%	11/20/2019	1,235,123	1,239,307	1,252,723	0.2%
Freedom Group	Consumer Durables & Apparel	Senior Debt(e)	L + 425	1.25%	4/19/2019	989,295	984,756	995,478	0.1%
		Senior Debt(e)(f)	7.88%		5/1/2020	2,667,000	2,864,246	2,800,350	0.3%
							3,849,002	3,795,828	0.4%
FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(f)(g)	6.00%		11/15/2022	2,869,000	2,869,000	3,033,967	0.4%
GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	6.75%		6/1/2021	414,000	409,929	388,125	0.1%
		Subordinated Debt(e)	8.63%		11/15/2019	8,575,000	9,087,980	9,046,625	1.1%
							9,497,909	9,434,750	1.2%
Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stock*(i)				448,908	448,908	511,755	0.1%
		Senior Debt(e)	L + 300	1.00%	1/25/2020	2,355,234	2,331,967	2,374,371	0.3%
		Subordinated Debt(i)(EUR)	12.50%		1/31/2020	€2,044,000	2,632,338	2,705,256	0.3%
							5,413,213	5,591,382	0.7%
Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%		12/1/2016	$12,699,000	13,111,394	13,540,309	1.7%
Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(g)	7.38%		2/1/2019	782,000	801,355	825,010	0.1%
Guitar Center, Inc.	Retailing	Senior Debt(e)(j)	L + 350		4/9/2017	23,883,361	23,134,179	23,798,814	3.0%
Harbor Freight Tools USA, Inc.	Capital Goods	Senior Debt(e)	L + 425	1.25%	11/14/2017	5,252,315	5,218,933	5,325,848	0.7%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
HUB International, Ltd.	Insurance	Senior Debt(e)	L + 450		6/13/2017	$5,077,982	$5,041,482	$5,125,182	0.6%
		Senior Debt(e)	L + 475	2.00%	12/13/2017	328,185	328,185	332,059	0.0%
		Subordinated Debt(e)(f)	8.13%		10/15/2018	16,708,000	16,771,018	17,585,170	2.2%
							22,140,685	23,042,411	2.8%
Hyland Software, Inc.	Software & Services	Senior Debt(e)	L + 425	1.25%	10/25/2019	4,706,056	4,683,565	4,744,292	0.6%
IMS Health, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)	6.00%		11/1/2020	1,657,000	1,657,000	1,727,422	0.2%
Ineos US Finance, LLC (UK)(h)	Materials	Senior Debt(e)(f)(g)	9.00%		5/15/2015	70,000	72,754	73,675	0.0%
Infor (US), Inc.	Software & Services	Senior Debt(e)	L + 400	1.25%	4/5/2018	6,294,008	6,333,912	6,404,154	0.8%
		Subordinated Debt(e)	9.38%		4/1/2019	1,241,000	1,411,103	1,406,984	0.2%
		Subordinated Debt(e)	11.50%		7/15/2018	4,549,000	4,952,070	5,345,075	0.7%
							12,697,085	13,156,213	1.7%
Intelsat Jackson Holdings SA (LU)(h)	Media	Subordinated Debt(e)(g)	7.25%		4/1/2019	446,000	483,860	487,255	0.1%
Internet Brands, Inc.	Media	Senior Debt(e)(j)	L + 500	1.25%	3/15/2019	38,190,176	36,091,015	38,333,389	4.8%
iPayment, Inc.	Software & Services	Senior Debt(e)	L + 425	1.50%	5/8/2017	1,883,342	1,865,610	1,895,113	0.2%
		Subordinated Debt(e)	10.25%		5/15/2018	4,100,000	3,879,482	3,792,500	0.5%
							5,745,092	5,687,613	0.7%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)(j)	L + 450	1.25%	7/31/2017	487,330	475,147	484,893	0.1%
		Senior Debt(e)	L + 650	1.25%	7/31/2017	6,419,901	6,300,408	6,371,752	0.8%
							6,775,555	6,856,645	0.9%
J. Crew Group, Inc.	Retailing	Subordinated Debt(e)	8.13%		3/1/2019	1,461,000	1,393,427	1,570,575	0.2%
J. Jill	Retailing	Senior Debt(e)(i)	L + 850	1.50%	4/29/2017	10,126,531	10,126,531	10,126,531	1.3%
Jeld-Wen, Inc.	Capital Goods	Senior Debt(e)(f)	12.25%		10/15/2017	15,829,000	18,193,759	18,599,075	2.3%
Kerling PLC (UK)(h)	Materials	Senior Debt(f)(g)(EUR)	10.63%		2/1/2017	€5,353,000	6,613,473	6,365,643	0.8%
KeyPoint Government Solutions, Inc.	Capital Goods	Senior Debt(e)(i)	L + 600	1.25%	11/13/2017	$34,562,500	33,902,282	34,216,875	4.2%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Lord & Taylor Holdings, LLC	Retailing	Senior Debt(e)	L + 450	1.25%	1/11/2019	$24,313	$24,478	$24,594	0.0%
Mcjunkin Corp.	Energy	Senior Debt(e)	L + 500	1.25%	10/20/2019	6,206,698	6,146,707	6,303,678	0.8%
MedAssets, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(g)	8.00%		11/15/2018	489,000	490,170	534,233	0.1%
MetroPCS Wireless, Inc.	Telecommunication Services	Subordinated Debt(e)(g)	6.63%		11/15/2020	1,762,000	1,847,692	1,841,290	0.2%
Michaels Stores, Inc.	Retailing	Senior Debt(e)	L + 275	1.00%	1/28/2020	17,198,462	17,198,462	17,401,490	2.2%
Misys PLC (UK)(h)	Software & Services	Senior Debt(e)(g)	L + 600	1.25%	12/12/2018	1,965,135	1,942,723	1,997,884	0.2%
Monarch (LU)(h)	Materials	Senior Debt(e)(g)(j)	L + 700		3/31/2020	5,416,388	5,389,306	5,558,568	0.7%
Mueller Water Products, Inc.	Capital Goods	Subordinated Debt(e)(g)	7.38%		6/1/2017	1,034,000	900,578	1,063,727	0.1%
Nara Cable Funding (IE)(h)	Media	Senior Debt(e)(f)(g)	8.88%		12/1/2018	981,000	835,502	1,027,597	0.1%
National Vision, Inc.	Retailing	Senior Debt(e)	L + 575	1.25%	8/2/2018	3,023,312	2,981,933	3,061,104	0.4%
NBTY, Inc.	Household & Personal Products	Senior Debt(e)	L + 325	1.00%	10/1/2017	26,355	26,094	26,725	0.0%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(e)(f)	4.00% CASH, 9.00% PIK		3/15/2018	9,684,109	9,781,594	10,749,361	1.3%
North American Breweries Holdings, LLC	Food, Beverage & Tobacco	Senior Debt(e)	L + 625	1.25%	12/10/2018	4,956,786	4,860,412	5,086,901	0.6%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(g)	L + 700	1.25%	2/28/2019	6,967,420	7,070,100	7,144,881	0.9%
		Subordinated Debt(e)(g)	5.50%		9/15/2015	673,000	643,554	661,222	0.1%
		Subordinated Debt(e)(f)(g)	9.13%		10/15/2017	3,382,000	3,377,634	3,491,915	0.4%
							11,091,288	11,298,018	1.4%
Ocwen Financial Corp.	Banks	Senior Debt(e)(g)	L + 375	1.25%	2/15/2018	6,935,820	6,901,595	7,067,600	0.9%
Office Depot, Inc.	Retailing	Senior Debt(e)(f)(g)	9.75%		3/15/2019	2,541,000	2,465,719	2,979,322	0.4%
OpenLink International, Inc.	Software & Services	Senior Debt(e)	L + 625	1.50%	10/28/2017	46,386	46,723	46,571	0.0%
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 325	1.00%	12/5/2018	798,574	790,081	810,110	0.1%
Prestige Brands, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)	8.13%		2/1/2020	602,000	640,512	679,507	0.1%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Realogy Corp.	Real Estate	Senior Debt(e)(g)	L + 425		10/10/2016	$250,826	$238,749	$254,694	0.0%
		Senior Debt(e)(g)	L + 350	1.00%	3/5/2020	3,847,928	3,650,235	3,907,263	0.5%
		Senior Debt(e)(f)(g)	9.00%		1/15/2020	4,311,000	5,018,088	5,011,537	0.6%
							8,907,072	9,173,494	1.1%
RedPrairie Corp.	Software & Services	Senior Debt(e)	L + 550	1.25%	12/21/2018	13,806,836	13,540,565	14,104,581	1.8%
		Senior Debt(e)	L + 1000	1.25%	12/21/2019	14,717,280	14,704,753	15,437,765	1.9%
							28,245,318	29,542,346	3.7%
Reynolds Group Holdings, Inc.	Materials	Senior Debt(e)	5.75%		10/15/2020	533,000	533,000	542,994	0.1%
Rocket Software, Inc.	Software & Services	Senior Debt(e)	L + 450	1.50%	2/8/2018	4,166,027	4,155,657	4,194,668	0.5%
Roundy's Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(e)(g)	L + 450	1.25%	2/13/2019	4,450,651	4,426,051	4,447,469	0.6%
Ryerson, Inc.	Materials	Senior Debt(e)(f)	9.00%		10/15/2017	5,814,000	5,814,000	6,351,795	0.8%
Sabine Oil & Gas, LLC	Energy	Senior Debt(e)(g)	L + 750	1.25%	12/31/2018	14,526,840	14,386,214	14,917,322	1.9%
Sabre, Inc.	Transportation	Senior Debt(e)(f)	8.50%		5/15/2019	13,369,000	14,014,167	14,505,365	1.8%
Sanmina Corp.	Technology Hardware & Equipment	Subordinated Debt(e)(f)(g)	7.00%		5/15/2019	7,879,000	7,867,751	8,233,555	1.0%
Schaeffler AG (DE)(h)	Automobiles & Components	Senior Debt(e)(g)(j)	L + 325	1.00%	1/27/2017	3,086,176	3,094,252	3,127,314	0.4%
		Senior Debt(e)(f)(g)	8.50%		2/15/2019	5,000	5,363	5,688	0.0%
							3,099,615	3,133,002	0.4%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)	L + 300	1.00%	12/31/2016	112,343	107,909	113,255	0.0%
		Senior Debt(e)(i)(j)	L + 750	1.50%	5/30/2017	2,127,082	2,133,716	2,158,988	0.3%
							2,241,625	2,272,243	0.3%
Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)(j)	L + 775	1.25%	6/29/2019	677,404	692,645	692,083	0.1%
Sidera Networks, Inc.	Media	Senior Debt(e)	L + 450	1.50%	8/26/2016	2,624,844	2,495,508	2,626,485	0.3%
Sinclair Television Group, Inc.	Media	Subordinated Debt(e)(f)(j)	5.38%		4/1/2021	5,182,000	5,182,000	5,143,135	0.6%
		Subordinated Debt(e)	8.38%		10/15/2018	27,000	28,163	30,105	0.0%
							5,210,163	5,173,240	0.6%
Sirius XM Radio, Inc.	Media	Subordinated Debt(e)(f)(g)	5.25%		8/15/2022	9,000	9,088	9,203	0.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
SkillSoft Corp.	Software & Services	Subordinated Debt(e)	11.13%		6/1/2018	$1,369,000	$1,441,302	$1,519,590	0.2%
Smile Brands Group, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 525	1.75%	12/21/2017	3,783,700	3,796,922	3,585,056	0.4%
SNL Financial, LLC	Commercial & Professional Services	Senior Debt(e)	L + 425	1.25%	10/23/2018	5,652,909	5,636,116	5,683,519	0.7%
Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(g)	L + 425	1.25%	5/10/2017	2,551,580	2,326,846	2,571,521	0.3%
Standard Chartered Bank (SG)(h)	Banks	Subordinated Debt(f)(g)(i)(k)	L + 1600		4/1/2014	3,310,000	3,332,499	3,425,519	0.4%
Summit Materials, LLC	Materials	Subordinated Debt(e)(f)	10.50%		1/31/2020	62,000	68,107	69,905	0.0%
Supervalu, Inc.	Food & Staples Retailing	Subordinated Debt(e)(g)	7.25%		5/1/2013	3,503,000	3,497,961	3,520,550	0.4%
The Gymboree Corp.	Retailing	Senior Debt(e)	L + 350	1.50%	2/23/2018	17,904,121	17,273,417	17,395,823	2.2%
		Subordinated Debt(e)	9.13%		12/1/2018	12,818,000	12,154,798	12,064,942	1.5%
							29,428,215	29,460,765	3.7%
The Manitowoc Company, Inc.	Capital Goods	Subordinated Debt(e)(g)	5.88%		10/15/2022	183,000	184,103	192,150	0.0%
The SI Organization, Inc.	Capital Goods	Senior Debt(e)	L + 325	1.25%	11/22/2016	185,534	176,264	185,920	0.0%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)	L + 500	1.25%	9/23/2017	9,525,645	9,579,384	9,640,714	1.2%
Tomkins Air Distribution	Capital Goods	Senior Debt(e)	L + 800	1.25%	5/11/2020	3,454,401	3,404,407	3,558,033	0.4%
Towergate Finance PLC (UK)(h)	Insurance	Subordinated Debt(f)(g)(GBP)	10.50%		2/15/2019	£4,125,000	6,289,100	6,549,778	0.8%
TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%		6/15/2018	$1,403,000	1,535,757	1,613,450	0.2%
Travelport, LLC	Software & Services	Senior Debt(e)(j)	L + 850		1/29/2016	17,924,534	17,548,119	18,462,270	2.3%
United Rentals North America	Capital Goods	Subordinated Debt(e)(g)	10.25%		11/15/2019	500,000	584,101	581,250	0.1%
Univar, Inc.	Materials	Senior Debt(e)	L + 350	1.50%	6/30/2017	950,752	927,625	961,810	0.1%
Verisure Holding AB (SE)(h)	Commercial & Professional Services	Senior Debt(f)(g)(EUR)	8.75%		9/1/2018	€397,000	485,515	555,968	0.1%
Virgin Media, Inc.	Media	Senior Debt(e)(f)(g)	5.38%		4/15/2021	$2,340,000	2,340,000	2,433,600	0.3%
		Subordinated Debt(e)(f)(g)	6.38%		4/15/2023	1,054,000	1,054,000	1,104,065	0.1%
							3,394,000	3,537,665	0.4%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e)	L + 425		4/3/2017	$145,698	$139,714	$147,519	0.0%
		Subordinated Debt(e)(f)	7.25%		9/15/2017	5,349,000	5,349,000	5,663,254	0.7%
							5,488,714	5,810,773	0.7%
Warner Chilcott Co., LLC (IE)(h)	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)	7.75%		9/15/2018	1,225,000	1,219,804	1,309,219	0.2%
Wastequip, LLC	Materials	Senior Debt(e)	L + 675	1.50%	6/15/2018	11,199,780	10,952,744	11,367,776	1.4%
West Corp.	Software & Services	Subordinated Debt(e)	7.88%		1/15/2019	1,575,000	1,560,590	1,677,375	0.2%
Wilton Brands, LLC	Materials	Senior Debt(e)	L + 625	1.25%	8/30/2018	12,661,298	12,430,212	12,845,963	1.6%
Zayo Group, LLC	Telecommunication Services	Senior Debt(e)	8.13%		1/1/2020	2,260,000	2,396,528	2,531,200	0.3%
		Subordinated Debt(e)	10.13%		7/1/2020	5,000,000	5,314,973	5,887,500	0.7%
							7,711,501	8,418,700	1.0%
Total Non-Control/Non-Affiliate Investments							837,156,978	856,901,753	106.2%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of March 31, 2013

Company (a)	Industry	Investments	Interest Rate (n)	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Short Term Investments—10.2%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares		Short Term Investments(e)	0.07% (l)			46,732,950	46,732,950	46,732,950	5.8%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.13% (l)		12/31/2099	35,282,580	35,282,580	35,282,580	4.4%
Total Short Term Investments							82,015,530	82,015,530	10.2%
TOTAL INVESTMENTS —116.4%(m)							$919,172,508	938,917,283	116.4%
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.4%)								(132,095,562)	(16.4)%
NET ASSETS—100.0%								$806,821,721	100.0%
Derivative Instruments—1.0%
Total return swaps (Note 4)		Total return swaps(g)	N/A		1/15/2016	N/A	$—	$7,831,162	1.0%
Foreign currency forward contracts (Note 4)		Foreign currency forward contracts(g)	N/A		5/2013	N/A	$—	$(12,336)	(0.0)%
Total Derivative Instruments							—	$7,818,826	1.0%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for preferred and common stock.
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

(g)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The Company calculates its compliance with the qualifying assets test on a "look through" basis by disregarding the value of the Company's total return swaps and treating each reference asset underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 78.3% of the Company's total assets represented qualifying assets as of March 31, 2013.

(h)	A portfolio company domiciled in a foreign country.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Directors (see Note 2).
(j)	Position or portion thereof unsettled as of March 31, 2013.
(k)	A portfolio company investment structured as a credit-linked floating rate note.
(l)	7-day effective yield as of March 31, 2013.
(m)
As of March 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $25,584,711; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,839,936; the net unrealized appreciation was $19,744,775; the aggregate cost of securities for Federal income tax purposes was $919,172,508.

(n)	Rate provided for preferred stock investments is the dividend rate.
Abbreviations:
CA - Canada
DE - Germany
ES - Spain
EUR - Euro; principal amount is denominated in Euros currency. €1 / US $1.280 as of March 31, 2013.
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling. £1 / US $1.519 as of March 31, 2013.
IE - Ireland
L = LIBOR - London Interbank Offered Rate, typically three-month LIBOR
LU - Luxembourg
MX - Mexico
PIK - Payment-in-kind
SE - Sweden
SG - Singapore
UK - United Kingdom
See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments
As of December 31, 2012
Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—114.1%
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 450	1.25%	7/10/2017	$3,938,004	$3,909,668	$3,987,230	0.6%
Allen Systems Group, Inc.	Software & Services	Senior Debt(e)(f)	10.50%		11/15/2016	106,000	66,130	78,440	0.0%
Alliance Laundry Systems, LLC	Capital Goods	Senior Debt(e)	L + 425	1.25%	12/10/2018	3,553,052	3,535,505	3,588,582	0.6%
Ally Financial, Inc.	Banks	Preferred Stock(g)				118,908	2,996,482	3,123,713	0.5%
		Preferred Stock(g)				69,800	1,804,330	1,860,170	0.3%
							4,800,812	4,983,883	0.8%
Altisource Solutions (LU)(h)	Real Estate	Senior Debt(e)(g)	L+ 450	1.25%	11/27/2019	7,545,192	7,470,313	7,582,918	1.2%
American Gaming Systems, LLC	Consumer Services	Senior Debt(i)	L + 1000	1.50%	8/15/2016	11,974,375	11,523,790	11,974,375	2.0%
		Senior Debt(i)	L + 1000	1.50%	8/15/2016	780,938	(28,850)	—	0.0%
		Senior Debt(i)(j)	L + 1000	1.50%	8/15/2016	780,938	752,433	780,938	0.1%
							12,247,373	12,755,313	2.1%
American Rock Salt Co., LLC	Materials	Senior Debt(e)	L + 425	1.25%	4/25/2017	8,485,587	8,151,298	8,398,355	1.4%
Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(g)	7.38%		5/1/2018	213,000	210,801	220,455	0.0%
Amsurg Corp.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g)	5.63%		11/30/2020	943,000	943,000	980,720	0.2%
Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%		2/1/2015	2,836,000	2,896,962	2,850,208	0.5%
Ardagh Packaging Holdings, Ltd. (IE)(h)	Capital Goods	Senior Debt(e)(f)(g)	7.38%		10/15/2017	100,000	100,409	108,750	0.0%
Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 525	1.75%	5/7/2016	4,360,693	4,358,808	4,393,398	0.7%
		Senior Debt(e)	10.63%		5/15/2017	9,009,000	9,484,716	8,153,145	1.3%
							13,843,524	12,546,543	2.0%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 550	1.50%	10/6/2016	6,115,182	6,048,762	5,839,999	0.9%
Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(g)(i)	L + 725	1.50%	11/14/2017	918,991	896,692	929,894	0.2%
AssuraMed Holding, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 800	1.25%	4/24/2020	5,147,021	5,045,289	5,206,536	0.8%

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

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

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

(g)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The Company calculates its compliance with the qualifying assets test on a "look through" basis by disregarding the value of the Company's total return swaps and treating each reference asset underlying the total return swaps as either a qualifying assets or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.3% of the Company's total assets represented qualifying assets as of December 31, 2012.

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
DE - Germany
ES - Spain
EUR - Euro; principal amount is denominated in Euros currency. €1 / US $1.320 as of December 31, 2012.
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling. £1 / US $1.624 as of December 31, 2012.
IE - Ireland
L = LIBOR - London Interbank Offered Rate, typically three-month LIBOR
LU - Luxembourg
MX - Mexico
PIK - Payment-in-kind
SE - Sweden
SG - Singapore
UK - United Kingdom
See notes to condensed consolidated financial statements.

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company is currently selling shares of its common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) and it is offering to sell, on a continuous basis, 150 million shares of common stock for approximately $1.7 billion (the “Offering”). The Registration Statement was declared effective by the SEC on April 4, 2011 and the Company commenced its Offering. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011.

As of March 31, 2013, the Company had two wholly owned financing subsidiaries; CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money to invest in portfolio companies, and Halifax Funding LLC (“Halifax Funding”), which was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”).

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and total return swaps.  The Company marks the value of its derivative instruments to market value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gain (loss) on derivative instruments in the condensed consolidated statements of operations.

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings and the TRS. These amounts are initially recorded as prepaid and deferred expenses on the condensed consolidated statements of assets and liabilities and then subsequently amortized over the contractual term of the credit facility or TRS as interest expense.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments on the condensed consolidated statements of operations. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation in the condensed consolidated statements of operations. Unrealized appreciation (depreciation) on foreign currency forward contracts is included with unrealized appreciation (depreciation) on derivative instruments on the condensed consolidated statements of assets and liabilities.

Management Fees - The Company accrues for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee associated with net realized gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed on the condensed consolidated statements of operations and accrued on the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Organization and Offering Expenses - Organization expenses, including reimbursement payments to Advisors, are expensed on the Company’s condensed consolidated statements of operations. Continuous offering expenses, including reimbursement payments to Advisors, but excluding commission and marketing support fees, are accumulated monthly and capitalized on the condensed consolidated statements of assets and liabilities as deferred offering expenses and then subsequently expensed over a 12-month period.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions - Distributions are declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the record date. Net realized gains, if any, generally are distributed at least annually, although the Company may decide to retain such net realized gains for investment.

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

The Company recognizes in its condensed consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company's capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP.

Recent Accounting Pronouncements - In January 2013, the FASB clarified the scope of offsetting disclosure requirements which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. The guidance did not have a material impact on the condensed consolidated financial statements.

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

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2013 and 2012. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments.

	Three Months Ended
	March 31, 2013	March 31, 2012
Investment purchases, at cost	$236,159,109	$135,291,836
Investment sales, proceeds	49,519,053	21,546,060
Principal payments/paydown proceeds	42,017,413	2,372,642

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed draw loan commitments, or revolving credit facilities which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, the Company had three such unfunded loan commitments that amounted to $26,191,000.  The Company maintains sufficient liquidity in the form of cash, short term investments or borrowing capacity under our revolving credit facility to fund such unfunded loan commitments should the need arise.

As of March 31, 2013, none of the Company’s debt investments were on non-accrual status or in monetary default.

As of March 31, 2013, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$633,541,684	$647,015,592	75.5%	80.2%
Subordinated debt securities	198,365,574	204,291,490	23.8	25.3
Total debt securities	831,907,258	851,307,082	99.3	105.5
Common stock	448,908	511,755	0.1	0.1
Preferred stock	4,800,812	5,082,916	0.6	0.6
Total equity securities	5,249,720	5,594,671	0.7	0.7
Subtotal	837,156,978	856,901,753	100.0%	106.2
Short term investments	82,015,530	82,015,530		10.2
Total investments	$919,172,508	$938,917,283		116.4%

As of December 31, 2012, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$519,196,084	$522,442,812	74.9%	85.4%
Subordinated debt securities	166,981,595	169,788,339	24.3	27.8
Total debt securities	686,177,679	692,231,151	99.2	113.2
Common stock	448,908	453,397	0.1	0.1
Preferred Stock	4,800,812	4,983,883	0.7	0.8
Total equity securities	5,249,720	5,437,280	0.8	0.9
Subtotal	691,427,399	697,668,431	100.0%	114.1
Short term investments	13,202,168	13,202,168		2.2
Total investments	$704,629,567	$710,870,599		116.3%

The industry composition, geographic dispersion, and local currencies of the Company's investment portfolio at fair value, excluding short-term investments and derivative instruments, as of March 31, 2013 and December 31, 2012 was as follows:

Industry Composition	March 31, 2013	December 31, 2012
Media	13.2%	11.0%
Capital Goods	11.6	13.7
Software & Services	11.4	9.1
Materials	11.0	9.9
Retailing	10.7	9.2
Technology Hardware & Equipment	6.8	7.8
Health Care Equipment & Services	5.2	6.2
Insurance	5.2	6.2
Consumer Services	3.6	3.7
Telecommunication Services	3.4	4.1
Diversified Financials	3.1	2.5
Remaining Industries	14.8	16.6
Total	100.0%	100.0%
Geographic Dispersion (1)
United States	94.8%	94.4%
United Kingdom	1.8	2.2
Luxembourg	1.7	1.3
Remaining Countries	1.7	2.1
Total	100.0%	100.0%
Local Currency
U.S. Dollar	98.0%	97.3%
Euro	1.2	1.7
British Pound Sterling	0.8	1.0
Total	100.0%	100.0%

(1) The geographic dispersion is determined by the portfolio company’s country of domicile.

During the three months ended March 31, 2013, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments on the condensed consolidated statements of assets and liabilities:
		March 31, 2013	December 31, 2012
Derivative Instrument	Statement Location	Fair Value	Fair Value
Foreign currency forward contracts	Unrealized appreciation (depreciation) on derivative instruments	$12,336	(146,928)
TRS	Unrealized appreciation on derivative instruments	7,831,162	1,349,246
		$7,843,498	1,202,318

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2013 are in the following location on the condensed consolidated statements of operations:

		Three Months Ended March 31, 2013
Derivative Instrument	Statement Location	Realized Gain (Loss)
Foreign currency forward contracts	Net realized gain on derivative instruments	$639,318
TRS	Net realized gain on derivative instruments	228,648
		$867,966

		Three Months Ended March 31, 2013
Derivative Instrument	Statement Location	Unrealized Gain (Loss)
Foreign currency forward contracts	Net change in unrealized appreciation on derivative instruments	$159,264
TRS	Net change in unrealized appreciation on derivative instruments	6,481,916
		$6,641,180

The Company did not have any derivative instruments during the three months ended March 31, 2012.

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

At March 31, 2013, the details of the Company's open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2013	Unrealized Appreciation/ (Depreciation)
EUR	May 3, 2013	€7,000,000 Sold	$8,944,607	$8,974,706	$(30,099)
EUR	July 3, 2013	€2,000,000 Sold	2,640,300	2,565,401	74,899
GBP	May 3, 2013	₤4,300,000 Sold	6,500,095	6,532,559	(32,464)
Total			$18,085,002	$18,072,666	$12,336

At December 31, 2012, the details of the Company's open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2012	Unrealized Appreciation/ (Depreciation)
EUR	Jan. 3, 2013	€2,300,000 Sold	$2,917,964	$3,035,887	$(117,923)
EUR	Jan. 31, 2013	€6,241,682 Sold	8,249,319	8,240,679	8,640
GBP	Jan. 18, 2013	₤4,255,000 Sold	6,874,110	6,911,755	(37,645)
Total			$18,041,393	$18,188,321	$(146,928)

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or “counterparty”).

The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the terms of the TRS, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each a “TRS reference asset” and together the “TRS reference assets”) with a maximum aggregate notional amount of $500,000,000. Under the terms of the TRS agreements, each reference asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS i) all collected interest and fees generated by the TRS reference assets and ii) realized gains, if any. Halifax Funding pays to BNS i) interest on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and ii) realized losses, if any. In addition, upon the termination, sale or repayment of any reference asset, Halifax Funding will either receive from BNS the net realized gain in the value, or pay to BNS any net realized loss in the value of such TRS reference assets.

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

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of cash collateral that is posted pursuant to the terms of the TRS agreements.  The Company has no contractual obligation to post any cash collateral or to make any interest payments to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional cash collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the cash collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. The Company may terminate the TRS at any time upon providing at least 30 days notice prior to the proposed settlement date of the TRS reference assets related to such termination. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee based on the maximum spread amount to be earned by BNS over the life of the TRS Agreements. If the TRS had been terminated as of March 31, 2013, Halifax Funding would have been required to pay an early termination fee of $6,740,543. In the absence of an early termination as just described, the TRS will terminate on January 15, 2016.

Realized gains and losses on the TRS are composed of any realized gains or losses on the TRS reference assets and the net interest received or paid on the quarterly TRS settlement date. Unrealized gains and losses on the TRS are composed of the net accrued interest income and accrued interest expense owed and the overall change in fair value of the TRS reference assets. The fair value of the TRS is included in unrealized appreciation on derivative instruments on the condensed consolidated statements of assets and liabilities. The change in value of the TRS is included in the condensed consolidated statements of operations as net change in unrealized appreciation on derivative instruments.

As of March 31, 2013, Halifax Funding had selected 85 underlying loans with a total notional amount of $341,924,660 and had posted $176,028,941 in cash collateral, which is recorded as cash collateral on deposit with custodian on the condensed consolidated statements of assets and liabilities. The TRS settled notional amount as of March 31, 2013 was $310,869,050.

As of December 31, 2012, Halifax Funding had selected 54 underlying loans with a total notional amount of $164,011,774 and had posted $87,974,019 in cash collateral, which is reflected in cash collateral on deposit with custodian on the condensed consolidated statements of assets and liabilities. The TRS settled notional amount as of December 31, 2012 was $105,013,915. During the year ended December 31, 2012, the Company and its wholly owned subsidiary CCT Funding sold $113,951,381 of loans at market prices to BNS in connection with the selection and acquisition of TRS reference assets.

The following table summarizes the fair value components of the TRS as of March 31, 2013 and December 31, 2012, as determined by the Company’s board of directors:

	March 31, 2013	December 31, 2012
Spread interest income	$3,447,594	$938,085
Net realized loss	(20,326)	(345,303)
Net unrealized appreciation of reference assets	4,403,894	756,464
Total fair value	$7,831,162	$1,349,246

The following is a summary of the TRS reference assets as of March 31, 2013:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
ABB/ Con-Cise Optical Group LLC	Health Care Equipment & Services	Senior Debt	L + 425	1.25%	2/6/2019	$6,207,832	$6,274,153	$66,321
Alliance Laundry Systems LLC	Capital Goods	Senior Debt	L + 325	1.25%	12/10/2018	1,523,407	1,533,309	9,902
American Rock Salt Company LLC	Materials	Senior Debt (c)	L + 425	1.25%	4/25/2017	3,739,039	3,744,140	5,101
Block Communications Inc.	Media	Subordinated Debt	7.250%		2/1/2020	114,480	117,315	2,835
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt (b)	L + 375	1.50%	12/19/2016	751,071	760,307	9,236

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt (b)	L + 375	1.50%	12/19/2016	340,006	344,187	4,181
Bright Horizons Family Solutions, Inc.	Consumer Services	Senior Debt (b)	L + 300	1.00%	1/30/2020	12,093,966	12,307,749	213,783
BWay Holding Company	Materials	Senior Debt	L + 325	1.25%	8/6/2017	2,113,825	2,136,020	22,195
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt	L + 550	1.25%	7/7/2017	4,262,610	4,280,520	17,910
Camp International Holding Company	Software & Services	Senior Debt (c)	L + 400	1.25%	5/31/2019	2,855,018	2,858,700	3,682
Catalina Marketing Corporation	Media	Subordinated Debt	10.500%		10/1/2015	7,000,000	7,037,745	37,745
CCC Holdings Inc.	Software & Services	Senior Debt	L + 400	1.25%	12/20/2019	1,506,742	1,528,699	21,957
Ceridian Corporation	Commercial & Professional Services	Senior Debt	8.875%		7/15/2019	4,456,480	4,627,615	171,135
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	7.250%		10/30/2017	625,286	618,124	(7,162)
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	6.500%		4/30/2021	156,240	152,280	(3,960)
CHG Companies Inc.	Health Care Equipment & Services	Senior Debt	L + 375	1.25%	11/19/2019	6,839,728	6,995,176	155,448
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	2,237,153	2,390,850	153,697
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	6,110,823	6,379,884	269,061
Clearwater Paper Corp	Materials	Subordinated Debt (b)	4.500%		2/1/2023	1,587,000	1,552,680	(34,320)
Container Store, The	Retailing	Senior Debt (c)	L + 500	1.25%	4/6/2019	7,317,201	7,384,468	67,267
Continental Airlines, Inc.	Transportation	Senior Debt (b)	8.307%		4/2/2018	605,308	591,099	(14,209)
Delphi Corporation	Automobiles & Components	Subordinated Debt (b)	5.000%		2/15/2023	2,105,000	2,227,865	122,865
Dupont Performance Coatings	Materials	Senior Debt (b)	L + 350	1.25%	2/1/2020	4,477,048	4,580,698	103,650
Dupont Performance Coatings	Materials	Senior Debt (b)	E + 400	1.25%	2/1/2020	1,582,108	1,606,149	24,041
Emergency Medical Services Corporation	Health Care Equipment & Services	Senior Debt	L + 300	1.00%	5/25/2018	668,662	675,034	6,372
First American Payment Systems, L.P.	Software & Services	Senior Debt	L + 450	1.25%	10/12/2018	8,928,762	8,954,451	25,689
FleetPride Corporation	Capital Goods	Senior Debt	L + 400	1.25%	11/19/2019	4,510,560	4,553,333	42,773
Fly Funding II S.a r.l.	Transportation	Senior Debt (b)	L + 450	1.25%	8/8/2018	4,140,284	4,157,439	17,155
GCI Inc	Telecommunication Services	Subordinated Debt	6.750%		6/1/2021	8,793,895	8,295,938	(497,957)
Great Lakes Dredge & Dock Corp	Capital Goods	Subordinated Debt (b)	7.375%		2/1/2019	1,485,000	1,449,055	(35,945)
Gymboree Corporation, The	Retailing	Senior Debt	L + 350	1.50%	2/23/2018	4,097,160	4,098,685	1,525
Hamilton Sundstrand Industrial	Capital Goods	Senior Debt	L + 300	1.00%	12/13/2019	10,540,100	10,596,595	56,495
Heartland Dental Care, LLC	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt	L + 500	1.25%	12/21/2018	6,019,017	6,085,773	66,756
Hilcorp Energy I LP/ Hilcorp	Energy	Subordinated Debt (b)	8.000%		2/15/2020	1,816,605	1,819,531	2,926
Hilcorp Energy I LP/ Hilcorp	Energy	Subordinated Debt (b)	7.625%		4/15/2021	1,612,958	1,607,858	(5,100)
Hubbard Radio, LLC	Media	Senior Debt	L + 350	1.00%	4/28/2017	9,381,334	9,460,943	79,609
Husky Injection Molding Systems Ltd.	Capital Goods	Senior Debt (b) (c)	L + 325	1.25%	7/2/2018	1,255,775	1,247,395	(8,380)
Integra Telecom Holdings, Inc.	Telecommunication Services	Senior Debt	L + 475	1.25%	2/22/2019	15,537,087	15,788,839	251,752
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L + 650	1.25%	7/31/2017	3,951,390	3,951,390	-
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt	L + 425	1.25%	5/4/2018	1,966,239	1,979,801	13,562
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt	L + 375	1.25%	11/4/2016	1,309,507	1,319,343	9,836
Lord & Taylor Holdings LLC	Retailing	Senior Debt	L + 450	1.25%	1/11/2019	33,748	33,612	(136)
Manitowoc Company Inc., The	Capital Goods	Subordinated Debt (b)	5.875%		10/15/2022	5,847,420	6,011,383	163,963
McJunkin Red Man Corporation	Energy	Senior Debt	L + 500	1.25%	11/8/2019	6,317,198	6,281,055	(36,143)
MedAssets, Inc.	Health Care Equipment & Services	Subordinated Debt (b)	8.000%		11/15/2018	38,500	38,238	(262)
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt (b)	L + 275	1.25%	12/13/2019	2,217,919	2,244,852	26,933
MGM Resorts International	Consumer Services	Senior Debt (b)	L + 325	1.00%	12/20/2019	7,213,334	7,362,212	148,878
Michaels Stores, Inc.	Retailing	Senior Debt	L + 275	1.00%	1/28/2020	12,500,000	12,616,250	116,250
Misys PLC	Software & Services	Senior Debt (b)	12.000%		6/12/2019	5,981,728	6,507,879	526,151
Misys PLC	Software & Services	Senior Debt (b)	L + 600	1.25%	12/12/2018	1,415,577	1,406,320	(9,257)
NEP Group, Inc.	Media	Senior Debt	L + 825	1.25%	7/22/2020	1,314,831	1,367,955	53,124
NEP Group, Inc.	Media	Senior Debt	L + 350	1.25%	1/22/2020	2,394,045	2,430,136	36,091

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
NPC International, Inc.	Consumer Services	Senior Debt	L + 325	1.25%	12/28/2018	1,636,028	1,627,281	(8,747)
NuSil Technology LLC	Materials	Senior Debt	L + 375	1.25%	4/7/2017	5,882,880	5,916,260	33,380
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L + 500		5/13/2017	9,097,365	9,241,031	143,666
Ocwen Financial Corporation	Banks	Senior Debt (b)	L + 375	1.25%	2/15/2018	11,940,000	12,195,000	255,000
OneStopPlus, Inc.	Consumer Durables & Apparel	Senior Debt	L + 450	1.00%	2/5/2020	7,599,613	7,699,022	99,409
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt	L + 325	1.00%	12/5/2018	167,156	168,966	1,810
PQ Corporation	Materials	Senior Debt	L + 350	1.00%	8/7/2017	10,259,625	10,347,386	87,761
PVH Corp.	Consumer Durables & Apparel	Senior Debt (b)	L + 250	0.75%	2/13/2020	1,472,790	1,494,845	22,055
RedPrairie Corporation	Software & Services	Senior Debt	L + 550	1.25%	12/21/2018	1,075,305	1,117,823	42,518
Renfro Corporation	Consumer Durables & Apparel	Senior Debt	L + 450	1.25%	1/30/2019	3,522,389	3,575,490	53,101
Roofing Supply Group, LLC	Retailing	Senior Debt	L + 375	1.25%	5/31/2019	89,437	90,152	715
Sabre Inc.	Transportation	Senior Debt (c)	L + 575		12/29/2017	4,398,657	4,369,514	(29,143)
Sabre Inc.	Transportation	Senior Debt	L + 400	1.25%	2/19/2019	2,166,278	2,204,357	38,079
Sanmina Corp	Technology Hardware & Equipment	Subordinated Debt (b)	7.000%		5/15/2019	471,623	476,225	4,602
Savers, Inc.	Retailing	Senior Debt	L + 375	1.25%	7/9/2019	204,105	206,013	1,908
Scitor Corporation	Capital Goods	Senior Debt	L + 350	1.50%	2/15/2017	21,713	21,840	127
Sedgwick Claims Management Services, Inc.	Insurance	Senior Debt	L + 300	1.00%	12/31/2016	2,386,424	2,398,332	11,908
SGS International Inc.	Media	Senior Debt	L + 375	1.25%	10/17/2019	5,501,721	5,529,368	27,647
Solera Holdings Inc	Software & Services	Subordinated Debt (b)	6.750%		6/15/2018	951,518	942,534	(8,984)
Summit Materials, LLC	Materials	Senior Debt	L + 375	1.25%	1/30/2019	1,501,263	1,510,646	9,383
Summit Materials, LLC	Materials	Subordinated Debt	10.500%		1/31/2020	655,598	652,275	(3,323)
Supervalu Inc.	Food & Staples Retailing	Senior Debt (b) (c)	L + 500	1.25%	3/21/2019	13,725,337	14,090,793	365,456
TelX Group, Inc., The	Telecommunication Services	Senior Debt	L + 500	1.25%	9/25/2017	7,000,950	6,987,146	(13,804)
Tempur-Pedic International Inc.	Commercial & Professional Services	Senior Debt (b)	L + 400	1.00%	11/20/2019	6,834,981	6,992,807	157,826
Terex Corp.	Capital Goods	Subordinated Debt (b)	6.000%		5/15/2021	4,626,000	4,857,300	231,300
Tomkins Air Distribution	Capital Goods	Senior Debt	L + 375	1.25%	11/9/2018	5,934,231	6,074,075	139,844
United Rentals North America	Capital Goods	Subordinated Debt (b)	10.250%		11/15/2019	3,063,488	3,027,600	(35,888)
United Rentals North America	Capital Goods	Subordinated Debt (b)	9.250%		12/15/2019	4,587,370	4,523,994	(63,376)
USI Holdings Corporation	Insurance	Senior Debt	L + 400	1.25%	12/27/2019	1,914,109	1,942,965	28,856
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt	L + 400		4/3/2017	1,056,031	1,065,271	9,240
West Corporation	Software & Services	Subordinated Debt	8.625%		10/1/2018	6,029,800	6,335,876	306,076
Windstream Corporation	Telecommunication Services	Senior Debt (b)	L + 275	0.75%	1/23/2020	3,046,718	3,075,297	28,579
Zayo Group LLC	Telecommunication Services	Senior Debt	L + 350	1.00%	7/2/2019	1,208,151	1,200,043	(8,108)
						$341,924,660	$346,328,554	$4,403,894

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	Reference asset position or portion thereof unsettled as of March 31, 2013.

The following is a summary of the TRS reference assets as of December 31, 2012:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Block Communications, Inc.	Media	Subordinated Debt	7.250%		2/1/2020	$114,480	$114,345	$(135)
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt	L+550	1.25%	7/7/2017	4,262,610	4,241,136	(21,474)
Camp International Holding Co.	Software & Services	Senior Debt	L+400	1.25%	5/31/2019	2,173,058	2,171,980	(1,078)
Catalina Marketing Corp.	Media	Subordinated Debt	10.500%		10/1/2015	7,000,000	6,871,323	(128,677)
CCC Information Services, Inc.	Software & Services	Senior Debt (c)	L+470	1.25%	12/14/2019	1,510,518	1,521,266	10,748
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	7.250%		10/30/2017	625,286	622,421	(2,865)
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/19/2019	6,912,675	6,970,839	58,164

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	2,237,153	2,342,578	105,425
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	6,110,822	6,411,284	300,462
Continental Airlines, Inc.	Transportation	Senior Debt (b)	8.307%		10/2/2019	605,308	569,131	(36,177)
First American Payment Systems, LP	Software & Services	Senior Debt	L+450	1.25%	10/12/2018	8,951,140	8,913,603	(37,537)
FleetPride Corp.	Capital Goods	Senior Debt (c)	L+400	1.25%	11/19/2019	4,521,864	4,517,596	(4,268)
Fly Leasing, Ltd.	Transportation	Senior Debt (b)(c)	L+450	1.25%	8/8/2018	4,193,364	4,176,908	(16,456)
GCI Inc.	Telecommunication Services	Subordinated Debt	6.750%		6/1/2021	6,643,615	6,576,845	(66,770)
Gymboree Corporation	Retailing	Senior Debt	L+350	1.50%	2/23/2018	4,097,160	3,885,421	(211,739)
Hamilton Sundstrand Industrial	Capital Goods	Senior Debt	L+375	1.25%	12/13/2019	7,920,000	8,060,000	140,000
Heartland Dental Care	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt (c)	L+500	1.25%	12/21/2018	4,202,808	4,202,808	-
Hilcorp Energy I LP	Energy	Subordinated Debt (b)	8.000%		2/15/2020	1,816,605	1,808,310	(8,295)
Hubbard Radio, LLC	Media	Senior Debt (c)	L+375	1.50%	4/28/2017	493,735	494,963	1,228
Husky Injection Molding Systems, Ltd.	Capital Goods	Senior Debt (b)(c)	L+450	1.25%	7/2/2018	1,255,775	1,248,913	(6,862)
Immucor, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+450	1.25%	8/19/2018	47,868	47,878	10
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L+650		7/31/2017	3,951,390	3,897,764	(53,626)
Jo-Ann Stores, Inc.	Retailing	Senior Debt (c)	L+350	1.25%	3/16/2018	22,847	22,827	(20)
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+425	1.25%	5/4/2018	1,971,180	1,971,209	29
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/4/2016	1,312,798	1,312,321	(477)
Local TV Finance, LLC	Media	Senior Debt (c)	L+400		5/7/2015	371,846	370,317	(1,529)
Lord & Taylor Holdings, LLC	Retailing	Senior Debt (c)	L+450	1.25%	1/11/2019	33,748	33,633	(115)
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+275	1.25%	12/13/2019	2,340,811	2,346,693	5,882
MGM Resorts International	Consumer Services	Senior Debt (b)	L+325	1.00%	12/20/2019	7,231,413	7,340,429	109,016
Misys PLC	Software & Services	Senior Debt (b)	12.000%		6/12/2019	5,981,728	5,979,313	(2,415)
NPC International, Inc.	Consumer Services	Senior Debt (c)	L+325	1.25%	12/28/2018	1,636,027	1,623,924	(12,103)
NuSil Technology LLC	Materials	Senior Debt (c)	L+375	1.25%	4/7/2017	502,540	501,129	(1,411)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)(c)	L+550		5/13/2017	7,058,793	7,065,412	6,619
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+600	1.25%	5/13/2017	284,653	282,819	(1,834)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+550		5/13/2017	25,646	25,719	73
PQ Corp.	Materials	Senior Debt	L+425	1.25%	5/8/2017	5,582,056	5,587,953	5,897
PVH Corp.	Consumer Durables & Apparel	Senior Debt (b)(c)	L+250	0.75%	12/19/2019	1,472,790	1,487,592	14,802
RedPrairie Corp.	Software & Services	Senior Debt (c)	L+550	1.25%	12/21/2018	1,078,000	1,096,857	18,857
Roofing Supply Group, LLC	Retailing	Senior Debt (c)	L+375	1.25%	5/31/2019	89,662	89,699	37
Sabre, Inc.	Transportation	Senior Debt (c)	L+575		12/29/2017	4,398,657	4,397,084	(1,573)
Sabre, Inc.	Transportation	Senior Debt (c)	L+600	1.25%	12/29/2017	2,212,085	2,211,865	(220)
Savers, Inc.	Retailing	Senior Debt (c)	L+375	1.25%	7/9/2019	204,618	204,681	63
Scitor Corp.	Capital Goods	Senior Debt (c)	L+350	1.50%	2/15/2017	21,713	21,761	48
SGS International, Inc.	Media	Senior Debt	L+375	1.25%	10/17/2019	5,515,510	5,543,226	27,716
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+525	1.50%	4/9/2016	14,806	14,738	(68)
Spectrum Brands, Inc.	Household & Personal Products	Senior Debt (b)	L+325	1.25%	12/17/2019	1,525,129	1,551,848	26,719
Tempur-Pedic International, Inc.	Commercial & Professional Services	Senior Debt (b)(c)	L+400	1.00%	11/14/2019	6,852,112	7,000,436	148,324
Terex Corp.	Capital Goods	Subordinated Debt (b)	6.000%		5/15/2021	4,626,000	4,857,300	231,300
The TelX Group, Inc.	Telecommunication Services	Senior Debt (c)	L+500	1.25%	9/23/2017	7,018,541	6,998,936	(19,605)
Tomkins Air Distribution	Capital Goods	Senior Debt	L+375	1.25%	11/9/2018	5,949,104	6,058,021	108,917

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
USI Holdings Corp.	Insurance	Subordinated Debt	7.750%		1/15/2021	1,076,000	1,062,550	(13,450)
USI Holdings Corp.	Insurance	Senior Debt (c)	L+400	1.25%	12/27/2019	1,918,906	1,940,121	21,215
West Corp.	Software & Services	Subordinated Debt	8.625%		10/1/2018	6,029,800	6,095,500	65,700
West Corp.	Software & Services	Senior Debt (c)	L+425	1.25%	7/15/2016	5,021	5,013	(8)
						$164,011,774	$164,768,238	$756,464

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	Reference asset position or portion thereof unsettled as of December 31, 2012.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$570,610,550	$76,405,042	$647,015,592
Subordinated debt securities	—	198,160,715	6,130,775	204,291,490
Common stock	—	—	511,755	511,755
Preferred stock	5,082,916	—	—	5,082,916
Subtotal	5,082,916	768,771,265	83,047,572	856,901,753
Short term investments	82,015,530	—	—	82,015,530
Total	$87,098,446	$768,771,265	$83,047,572	$938,917,283

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$74,899	$—	$74,899
Total return swaps	—	—	7,831,162	7,831,162
Liabilities
Foreign currency forward contracts	—	(62,563)	—	(62,563)
Total	$—	$12,336	$7,831,162	$7,843,498

	December 31, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$435,852,236	$86,590,576	$522,442,812
Subordinated debt securities	—	163,579,848	6,208,491	169,788,339
Common stock	—	—	453,397	453,397
Preferred stock	4,983,883	—	—	4,983,883
Subtotal	4,983,883	599,432,084	93,252,464	697,668,431
Short term investments	13,202,168	—	—	13,202,168
Total	$18,186,051	$599,432,084	$93,252,464	$710,870,599

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$8,640	$—	$8,640
Total return swaps	—	—	1,349,246	1,349,246
Liabilities
Foreign currency forward contracts	—	(155,568)	—	(155,568)
Total	$—	$(146,928)	$1,349,246	$1,202,318

At March 31, 2013, the Company held 10 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $83,047,572 and 8.8% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2013 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
		Broker Quotes	Mid Price	101.5 (101.5)	Increase
			Yield	8.6% (8.6%)	Decrease
	$2,158,988	Market Comparables	Discount Margin	782 bps (782 bps)	Decrease
			Leverage	4.3x (4.3x)	Decrease
Senior Debt			Illiquidity Discount	0% (0%)	Decrease
			Yield	7.51%-11.2% (10.06%)	Decrease
	$74,246,054	Market Comparables	Discount Margin	654-1000 bps (928 bps)	Decrease
			Leverage	1.6-4.9x (3.35x)	Decrease
			Illiquidity Discount	0%-3.75% (2.37%)	Decrease
	$3,425,519	Broker Quotes	Bid Price	103.49 (103.49)	Increase
			Yield	11.8% (11.8%)	Decrease
Subordinated Debt			Discount Margin	1024 (1024)	Decrease
	$2,705,256	Market Comparables	Leverage	3.6x (3.6x)	Decrease
			EBITDA Multiple	10.7x (10.7x)	Increase
			Illiquidity Discount	2% (2%)	Decrease
			Illiquidity Discount	15% (15%)	Decrease
		Market Comparables	LTM EBITDA Multiple	15.8x (15.8x)	Increase
Common Stock	$511,755		Forward EBITDA Multiple	11.3x (11.3x)	Increase
		Discounted Cash Flow	Weighted Average Cost of Capital	12.3% (12.3%)	Decrease
			Exit EBITDA Multiple	7.9x (7.9x)	Increase
Total	$83,047,572

(1)	The TRS was valued in accordance with the TRS agreements as discussed below.
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
(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

At December 31, 2012, the Company held 18 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $93,252,464 and 13.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$18,681,009	Broker Quotes	Mid Price	94.25 - 102 (100.98)	Increase
		Broker Quotes	Mid Price	98 - 101.5 (98.55)	Increase
	67,909,567	Market Comparables	Yield	5.0 - 11.9% (8.91%)	Decrease
			Discount Margin	437 - 1069 bps (808 bps)	Decrease
			Illiquidity Discount	1.0 - 4.0% (2.29%)	Decrease
Subordinated Debt		Broker Quotes	Bid Price	104.02 (NA)	Increase
		Market Comparables	Yield	12.0 - 13.0% (12.54%)	Decrease
	6,208,491		Discount Margin	1071 - 1250 bps (1170 bps)	Decrease
			EBITDA Multiple	9.6x (9.6x)	Increase
			Illiquidity Discount	2% (2%)	Decrease
		Market Comparables	Forward EBITDA Multiple	9.8x (9.8x)	Increase
Common Stock			LTM EBITDA Multiple	12.9x (12.9x)	Increase
	453,397		Illiquidity Discount	15% (15%)	Decrease
		Discounted Cash Flow	Weighted Average Cost of Capital	12.2% (12.2%)	Decrease
Total	$93,252,464

(1)	The TRS was valued in accordance with the TRS agreements as discussed below.
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
(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The more significant unobservable inputs used in the fair value measurement of the Company’s senior and subordinated loan investments are third-party indicative broker quotes. In the event that there are limited broker quotes, then the valuation process will further rely on the inputs from comparable investments and/or discounted cash flow analysis. Depending on the type of debt investment position held by the Company, the relative comparable value analysis may rely on any of (i) market yields, (ii) discount margin, (iii) illiquidity discount and (iv) leverage EBITDA multiples analysis to either confirm a single broker quote, or to generate a fair value in the absence of any broker quote. Other significant unobservable inputs used in the fair value measurement of the Company’s investments are also disclosed in the table above. Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

The TRS is also classified as Level 3 at March 31, 2013. The Company valued its TRS in accordance with the TRS agreements between Halifax Funding and BNS, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS swap financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified in the TRS Agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company's management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by BNS, based on the inputs provided to BNS by third-party pricing services with (ii) third-party service provider pricing inputs that are independently sourced by the Company’s management and/or its Advisors. To the extent the Company's management has any questions or concerns regarding the valuation of the TRS reference assets, such valuations are discussed or challenged with BNS pursuant to the terms of the TRS agreements. Additionally, the Company’s management reviews the calculations of both collected and accrued interest, total return swap financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS.  For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period conclusions of the fair value components, as reviewed and determined by the Company’s board of directors, refer to Note 4.

The following is a reconciliation for the three months ended March 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total Return Swaps	Total
Fair Value Balance as of January 1, 2013	$86,590,576	$6,208,491	$453,397	$1,349,246	$94,601,710
Purchases	10,202,476	—	—	—	10,202,476
Net realized gain	47,195	—	—	228,648	275,843
Net change in unrealized appreciation (1)	(290,398)	(76,764)	58,358	6,481,916	6,173,112
Sales or repayments	(3,297,909)	—	—	(228,648)	(3,526,557)
Net discount accretion	587,940	(952)	—	—	586,988
Transfers out of Level 3	(17,434,838)	—	—	—	(17,434,838)
Transfers into Level 3	—	—	—	—	—
Fair Value Balance as of March 31, 2013	$76,405,042	$6,130,775	$511,755	$7,831,162	$90,878,734
Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2013 (1)	$237,646	$(76,764)	$58,358	$6,481,916	$6,701,156

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

The following is a reconciliation for the three months ended March 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total Return Swaps	Total
Fair Value Balance as of January 1, 2012	$4,651,937	$963,533	$—	$—	$5,615,470
Purchases	3,698,099	5,969,804	448,908	—	10,116,811
Net realized gain	—	—	—	—	—
Net change in unrealized appreciation (1)	629	11,960	—	—	12,589
Sales or repayments	38,507	60,809	—	—	99,316
Net discount accretion	(34,409)	(998,479)	—	—	(1,032,888)
Transfers out of Level 3	4,730	(1,004)	—	—	3,726
Transfers into Level 3	201,067	—	—	—	201,067
Fair Value Balance as of March 31, 2012	$8,560,560	$6,006,623	$448,908	$—	$15,016,091
Change in net unrealized appreciation in investments still held as of March 31, 2012 (1)	$46,878	$38,209	$—	$—	$85,087

(1)	Amount is included in the related amount on investments in the condensed consolidated statements of operations.

No securities were transferred into the Level 3 hierarchy and six were transferred out of the Level 3 hierarchy during the three months ended March 31, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 2 and Level 3 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying value of the revolving credit facility approximates its fair value and it would be classified as Level 2 with respect to the fair value hierarchy.

6.	Agreements and Related Party Transactions

The Company entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds and a marketing support fee of up to 3% of gross offering proceeds. All or any portion of these fees may be reallowed to participating brokers. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions and marketing support fees.

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

In November 2012, the Company entered into the TRS for the purpose of gaining economic exposure to a portfolio of broadly syndicated corporate loans and bonds. For purposes of computing the performance-based incentive fee, the Company, in a manner consistent with GAAP, treats both a) the interest spread, which represents the difference between i) the interest and fees received on the TRS reference assets and ii) the interest paid to BNS based on the TRS settled notional amount, and b) the net realized gains or losses on the sale or maturity of TRS reference assets as realized gains or losses on derivative instruments.  Therefore the net economic benefits or losses, if any, associated with the TRS are included in the computation of the performance-based incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors waived the requirement for the Company to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of organization and offering expense reimbursement requirements did not reduce the overall amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement by the Company in future periods. Beginning February 1, 2012, the Company implemented a reimbursement rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. Beginning March 1, 2013, the Company changed the reimbursement rate to 1% of gross offering proceeds.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, audit services, preparation of reports to the Company's board of directors and lenders, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, oversight of services providers and the performance of administrative and professional services rendered to the Company by others. CNL may also enter into agreements with its affiliates for the performance of select administrative services or the retention of personnel. The Company reimburses CNL and its affiliates for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the three months ended March 31, 2013 and March 31, 2012 are summarized below:

			Three Months Ended
Related Party	Source Agreement	Description	March 31, 2013	March 31, 2012
CNL Securities Corp.	Managing Dealer Agreement	Selling commissions and marketing support fees	$18,499,200	$8,869,023
CNL and KKR	Investment Advisory Agreement	Base management fees (investment advisory fees)	4,860,666	894,160
CNL and KKR	Investment Advisory Agreement	Performance-based incentive fees (1)	—	—
CNL and KKR	Investment Advisory Agreement	Organization and offering expenses reimbursement (2)	1,666,708	527,741
CNL	Administrative Services Agreement	Administrative and compliance services	334,592	118,818

(1)
During the three months ended March 31, 2013 and 2012, the Company recorded performance-based incentive fee expense of $4,205,287 and 875,246, respectively. The incentive fee was accrued based on the hypothetical liquidation of the investment portfolio as of the end of each reporting period. The incentive fee on capital gains was not earned by the Advisors or payable to the Advisors as of March 31, 2013 and 2012.

(2)
The Advisors received reimbursement payments for offering expenses in the amount of $942,805 in the three months ended March 31, 2013. The Company recorded a reimbursement payable to the Advisors in the amount of $723,903 for offering expenses as of March 31, 2013 which is included in other accrued expenses and liabilities on the condensed consolidated statements of assets and liabilities. The Advisors received reimbursement payments for organization expenses in the amount of $205,453 in the three months ended March 31, 2012. The Company recorded a reimbursement payable to the Advisors in the amount of $322,288 for offering expenses as of March 31, 2012.  As of March 31, 2013, the outstanding unreimbursed offering expenses amounted to $3,851,265.

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

Period Ended	Expense Support Payments Received from Advisors	Expense Support Payments Reimbursed to Advisors(1)	Unreimbursed Expense Support Payments	Eligible for Reimbursement through
December 31, 2011	$1,375,592	$1,375,592	$—	December 31, 2014
December 31, 2012	1,590,221	454,157	1,136,064	December 31, 2015
Total	$2,965,813	$1,829,749	$1,136,064

(1)	As of March 31, 2013 the Company has accrued $1,136,064 for potential annual year-end reimbursement payment to Advisors.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, and (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base management fees, performance-based incentive fees, interest expense and organization/offering expenses and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the end of any such calendar year (the “Reimbursement Limit Percentage”). The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of March 31, 2013, management believes that the risk of incurring any losses for such indemnification is remote.

7.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended
	March 31, 2013	March 31, 2012
Net increase in net assets resulting from operations	$23,442,759	$5,475,928
Weighted average shares outstanding	71,356,247	10,949,283
Basic/diluted net increase in net assets from operations per share (1)	$0.33	$0.50

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.	Distributions

The Company's board of directors declared distributions for 13 record dates in the three months ended March 31, 2013. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the three months ended March 31, 2013 are presented in the table below.

Declared Distributions	Per Share	Amount	Allocation
Total Declared Distributions for the three months ended March 31, 2013	$0.20	$13,735,491	100.0%
From Net Investment Income	$0.02	$1,402,954	10.2
From Realized Gains	0.03	1,885,582	13.7
From Other Sources	0.15	10,446,955	76.1

Sources of distributions, other than net investment income and realized gains, include adjustments made to GAAP net investment income to arrive at taxable income available for distributions. The following table summarizes the primary sources of differences between net investment income and taxable income available for distributions that contribute to other sources of distributions for the three months ended March 31, 2013.

For the three months ended March 31, 2013	Amount
Unearned performance-based incentive fee	$4,205,287
Offering expenses	1,093,596
Net change in unrealized appreciation on total return swap	6,481,916
Net change in unrealized appreciation on foreign currency forward contracts	159,264
Total of other sources available for distributions (1)	$11,940,063

(1)
The above table does not present all adjustments to calculate taxable income available for distributions.  A final determination of taxable income, and taxable income available for distributions, as well as the tax classifications of the 2013 calendar year paid distributions, is made annually at the end of the year.

On March 12, 2013, the Company’s board of directors declared a distribution of $0.015004 per share for 13 record dates beginning April 2, 2013 and ending on June 25, 2013.

9.	Share Transactions

On January 29, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $11.05, to ensure that the associated net offering price per share, exclusive of sales load equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	18,097,872	$198,097,608	8,712,413	$92,739,521
Commissions and Marketing Support Fees	—	(18,499,200)	—	(8,869,023)
Net Proceeds to Company	18,097,872	179,598,408	8,712,413	83,870,498
Reinvestment of Distributions	688,817	6,850,275	129,673	1,248,460
Net Proceeds from Offering	18,786,689	$186,448,683	8,842,086	$85,118,958
Average Net Proceeds Per Share	$ 9.92		$ 9.63

The Company conducts quarterly tender offers pursuant to its share repurchase program.  The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company will limit repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

The following table is a summary of the share repurchases completed during the three months ended March 31, 2013:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Purchased	No. of Shares Purchased/ Total Offer	Price Paid per Share	Total Consideration
February 20, 2013	785,106	84,074	11%	$9.73	$818,045

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2013 and March 31, 2012.
	Three Months Ended
OPERATING PERFORMANCE PER SHARE	March 31, 2013	March 31, 2012
Net Asset Value, Beginning of Period	$9.75	$9.21
Net Investment Income (Loss), Before Expense Support (1)(9)	0.04	0.01
Expense Support (1)(9)	(0.02)	0.09
Net Investment Income (1)	0.02	0.10
Net Realized and Unrealized Gain (Loss) (1)(2)	0.32	0.49
Net Increase Resulting from Investment Operations	0.34	0.59
Distributions from Net Investment Income (3)	(0.02)	(0.11)
Distributions from Realized Gains (3)	(0.03)	(0.07)
Distributions from Other Sources (3)	(0.15)	(0.01)
Net Decrease Resulting from Distributions to Common Shareholders	(0.20)	(0.19)
Capital share transactions –Issuance of common stock above net asset value (4)	0.02	0.05
Net Increase Resulting from Capital Share Transactions	0.02	0.05

Net Asset Value, End of Period	$9.91	$9.66

INVESTMENT RETURNS
Total Investment Return-Net Price (5)	2.54%	6.73%
Total Investment Return-Net Asset Value (6)	3.65%	6.91%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Period	$806,822	$153,771
Average Net Assets (7)	$703,014	$104,551
Average Credit Facility Borrowings(7)	$216,164	$57,599
Shares Outstanding, End of Period	81,431	15,915
Weighted Average Shares Outstanding	71,356	10,949

Ratios to Average Net Assets: (7)
Total Operating Expenses Before Expense Support(9)	1.82%	3.07%
Total Operating Expenses After Expense Support(9)	1.98%	2.14%
Net Investment Income	0.20%	1.09%
Portfolio Turnover Rate	6%	13%
Asset Coverage Ratio (8)	3.09	3.41

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
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

(7)
The computation of average net assets and average credit facility borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.

(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. These data are presented in Note 4 of the condensed consolidated financial statements.

(9)	Expense support is equal to the difference between (A) reimbursement of expense support and (B) expense support, as reported on the condensed consolidated statements of operations.

11.	Revolving Credit Facility and Borrowings

On February 11, 2013, CCT Funding, Deutsche Bank AG, New York Branch, (“Deutsche Bank”), and the other lenders party thereto entered into an amendment (the “Third Amendment”) to the multi-lender, revolving credit facility agreement (“the Credit Agreement”) that CCT Funding originally entered into with Deutsche Bank on August 22, 2011.  Deutsche Bank is a lender and serves as administrative agent under the Credit Agreement.

The Third Amendment amended the Credit Agreement by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100,000,000. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Credit Agreement. The Third Amendment reclassified the prior Tranche B Loans as the “Tranche B2 Loans” and the prior Tranche C Loans as the “Tranche B1 Loans.” As amended, loans under the Credit Agreement will generally bear interest based on a three-month adjusted LIBOR (“Adjusted LIBOR”) for the relevant interest period (except with respect to the Tranche A Loans, which bear interest based on one-month Adjusted LIBOR), plus a spread. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche B1 Loans, Tranche B2 Loans and Tranche D Loans under the Third Amendment.

Under the Credit Agreement, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of March 31, 2013, management believes that the Company was in compliance with the covenants of the Credit Agreement. As of March 31, 2013, the Company has incurred deferred financing costs of $1,338,036 in connection with arranging and amending the Credit Agreement.

Revolving Credit Facility Summary for the three months ended March 31, 2013
	Loan Tranche
	A	B1	B2	D	Total
Maturity	August 22, 2013	February 11, 2014	February 11, 2015	February 11, 2015
Unused Commitment Fee (1)	0.75%	0.75%	0.50%	0.50%
Base Interest Rate (reset monthly)	1 mo. LIBOR	3 mo. LIBOR	3 mo. LIBOR	3 mo. LIBOR
Spread	1.70%	1.50%	2.33%	2.33%
Borrowing Commitment Amount	$75,000,000	$65,000,000	$100,000,000	$100,000,000	$340,000,000
Amount Borrowed as of March 31	75,000,000	65,000,000	79,440,000	—	219,440,000
Unused Borrowing Commitment Balance as of March 31	$—	$—	$20,560,000	$100,000,000	$120,560,000
Average Borrowings	$75,000,000	$52,546,222	$88,618,000	$—	$216,164,222
Direct Interest Expense	356,984	244,066	583,570	—	1,184,620
Unused Commitment Fees					353
Amortization of Deferred Financing Costs					126,615
Total Interest Expense					$1,311,588
Weighted Average Interest Rate	1.94%	1.90%	2.70%	—%	2.24%

(1)	Unused commitment fees for the Tranche B2 Loans and the Tranche D Loans were waived for a period of 60 days following the effective date of the Third Amendment.

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2013 and December 31, 2012. As of March 31, 2013, the Company was committed to fund $26,191,000 for three delayed draw term loans associated with two portfolio companies.

13.	Subsequent Events

On April 11, 2013, the Company filed its tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 1,158,737 shares of common stock at a cash price of $9.91 per share.

On April 25, 2013, the SEC filed a notice of application by the Company and its Advisors for an order to permit certain joint transactions otherwise prohibited by section 57(a)(4) of the 40 Act and rule 17d-1 under the 40 Act.  The SEC will issue an order granting the requested relief unless a hearing is requested by May 20, 2013.

On May 7, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $11.10.

As of May 9, 2013, the total amount borrowed under the revolving credit facility was $219,440,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we”, “our”, “us” and “our company” refer to Corporate Capital Trust, Inc.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or access credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers to borrow from us on favorable terms to us, and the ability of such borrowers to make payments to us under their respective loans terms and conditions with us. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K filing for the year ended December 31, 2012.

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

Investment Objective and Investment Program

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

As of March 31, 2013, our investment program consisted of two main components.  First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and primary issuance transactions.  We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we have been increasing our economic exposure to portfolio companies by entering into a total return swap arrangement (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets or “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets.  In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the notional amount of TRS reference assets.  At the end of the TRS contract life, we will receive additional economic benefit if the net value of the TRS Portfolio appreciates relative to its notional amount.  Conversely, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to its notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we typically earn interest at a fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.  While the reference assets underlying the total return swap agreements generate interest income and fees, such amounts, net of the financing amounts we pay quarterly to the TRS counterparty, are recorded as realized gains pursuant to GAAP when payable to us.

Operating Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, amortization of deferred offering expenses, fund administrative expenses, and third-party expenses incurred under the administrative services agreement and custody/accounting agreements. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and investment transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

At March 31, 2013 ($ in millions except per share data)
Total consolidated assets	$1,145.98
Adjusted total assets (Total consolidated assets net of payable for investments purchased)	$1,037.69
Investment in portfolio companies	$856.90
Borrowings - credit facility	$219.44
Borrowings - TRS deemed senior securities	$165.90
Net assets	$806.82
Average net assets	$703.01
Average credit facility borrowings	$216.16
Net asset value per share	$9.91
Leverage ratio (Borrowings/Adjusted total assets)	37%

Portfolio Activity for the Three Months Ended March 31, 2013 ($ in millions except per share data)
Cost of investments purchased	$236.16
Sales, principal payments and other exits	$91.54
Number of portfolio companies at end of period	128
Net investment income	$1.40
Net realized gains on investments and foreign currency transactions	$1.89
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation:	$20.15
Net increase in net assets from operations	$23.44
Total distributions declared	$13.74
Net investment income before incentive fees per share	$0.08
Net investment income per share	$0.02
Earnings per share	$0.33
Distributions declared per share outstanding for the entire period	$0.20

Common Stock Offering Summary for the Three Months Ended March 31, 2013
(All amounts in millions except per share data)
Gross proceeds	$198.10
Net proceeds to Company	$179.60
Average net proceeds per share	$9.92
Shares issued in connection with common stock offering	18.10

BUSINESS ENVIRONMENT

Over the first quarter of 2013, capital flows into the debt markets remained robust and bond and loan issuance and refinancing volumes increased, all contributing to strong price appreciation among the credit indices.  The S&P Leveraged Loan Index, a measure of senior secured debt, increased 2.85% during the first quarter of 2013 and the Merrill Lynch High Yield Master II, a measure of subordinated debt, increased 2.07% over the same period. Furthermore, interest rates continued their descent in the first quarter of 2013, evidenced by the three-month LIBOR decreasing 2 basis points (“bps”) in the first quarter of 2013 and 18 bps from the same period last year, to finish the period at 0.28%. We also continued to witness credit spreads tightening in the high yield debt markets and overall increased appetite for risk from certain investors in the search for yield.

These factors, along with others, reduced the yields on U.S. fixed rate high-yield bonds to an all-time low and our Advisors believe that in the first quarter of 2013, floating rate investments offered more favorable risk adjusted returns relative to fixed rate investments.  Our Advisors believe that thoughtful issuer and security selection will be of paramount importance during the months ahead. Our Advisors intend to continue to allocate investments to what they believe are the most attractive opportunities across the corporate credit quality spectrum and corporate capital structure, while positioning the Company’s portfolio to be partially responsive to increases in interest rates, in any, over the intermediate term.

Floating rate debt investments typically have a shorter duration and contribute lower relative interest rate risk as general interest rates rise, but offer a lower relative yield on investment as compared to high yield, fixed rate corporate bond investments.   During the first quarter of 2013, our Advisors continued to weigh the composition of both our Investment Portfolio and TRS Portfolio towards floating rate debt investments.  As of March 31, 2013, floating rate investments were 57.2% of the debt investments in our Investment Portfolio and 79.1% of the reference assets in our TRS Portfolio.

However, even though realizable yields on both floating and fixed rate debt securities tightened in the first quarter of 2013, our Advisors believe that there remains a long-term market investment opportunity in primary corporate debt issuances and other less liquid transactions. As new banking regulations such as Basel III and Dodd-Frank require financial institutions to meet new increased capital requirements, our Advisors believe the confluence of both legislative and regulatory measures will make it more difficult and inefficient for commercial banks to supply all of the capital to meet the financing needs of growing middle market companies.  This persistent condition, in our Advisors’ view, will continue to provide us with an attractive market investment opportunity to deploy capital through primary corporate debt issuance and other less liquid securities to this growing segment of the U.S. economy.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended March 31, 2013

The following table summarizes our investment activity for the three months ended March 31, 2013, excluding our short term investments.

	Investment Activity Summary for the Three Months Ended March 31, 2013 ($ in millions)
	Investment Portfolio	TRS Portfolio
Total Fair Value	$856.90	$346.33
Incremental Investment Activity	$236.16	$188.00
Investment Sales	$49.52	$21.39
No. Portfolio Companies	128	73
Portfolio Company Additions	19	32
Portfolio Company Exits	17	6
No. Debt Investments	166	85
Debt Investment Additions	44	51
Debt Investment Exits	40	20
No. Equity Investments	3	—

The fair value of our Investment Portfolio, excluding our short term investments, increased by 22.8% during the three months ended March 31, 2013 and the fair value of our TRS Portfolio increased by 110.2% during the same period.  This growth was achieved through a combination of incremental investments and price appreciation in the underlying investments.  While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 23 debt investment positions and 35 portfolio companies in common as of March 31, 2013.

The information presented in the following table is for further analysis of our Investment Portfolio and our TRS Portfolio. However, our investment program is not managed with any specific investment diversification or dispersion target goals. The following table summarizes the composition of our Investment Portfolio and our TRS Portfolio based on fair value as of March 31, 2013, excluding our short term investments.

	Fair Value Summary As of March 31, 2013
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt securities	$647,015,592	75.5%	$285,814,006	82.5%
Subordinated debt securities	204,291,490	23.8	60,514,548	17.5
Total debt securities	851,307,082	99.3	346,328,554	100.0
Common stock	511,755	0.1	—	—
Preferred stock	5,082,916	0.6	—	—
Total equity securities	5,594,671	0.7	—	—
Total	$856,901,753	100.0%	$346,328,554	100.0%

The following table summarizes the composition of our Investment Portfolio based on amortized cost and the notional amount of the TRS Portfolio as of March 31, 2013. The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our Investment Portfolio were purchased at an average price of 99.9% of par value.

	Investment Portfolio Cost and TRS Notional Amount Summary As of March 31, 2013
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt securities	$633,541,684	75.7%	$282,008,906	82.5%
Subordinated debt securities	198,365,574	23.7	59,915,754	17.5
Total debt securities	831,907,258	99.4	341,924,660	100.0
Common stock	448,908	0.1	—	—
Preferred stock	4,800,812	0.5	—	—
Total equity securities	5,249,720	0.6	—	—
Total	$837,156,978	100.0%	$341,924,660	100.0%

The table below presents a summary of interest rate and maturity statistics for the debt investments in our Investment Portfolio and the TRS Portfolio s of March 31, 2013.

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Percent of portfolio (1)	57.2%		57.3%		79.1%		73.7%
Percent of floating rate debt investments with interest rate floors (1)	85.8%		87.3%		94.7%		87.0%
Weighted average interest rate floor (2)	1.3%		1.4%		1.2%		1.2%
Weighted average coupon spread (2)	585	bps	595	bps	409	bps	433	bps
Weighted average years to maturity (2)	5.1		5.2		5.7		5.8

Fixed interest rate debt investments:
Percent of portfolio (1)	42.8%		42.7%		20.9%		26.3%
Weighted average coupon rate (2)	9.3%		9.5%		8.0%		8.3%
Weighted average years to maturity (2)	5.7		5.6		7.1		7.0

(1)	Percentages are based on fair value.
(2)	Weighted average interest rate floor, coupon, coupon spreads and years to maturity are calculated based on par values.

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly.  The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.283% and 0.306% during the three months ended March 31, 2013 and rested at 0.283% as of March 31, 2013.

As of March 31, 2013, our Investment Portfolio of 128 portfolio companies was diversified across 23 industry classifications, as compared to our Investment Portfolio as of December 31, 2012 that consisted of 126 portfolio companies diversified across 23 distinct industry classifications.  As of March 31, 2013, the TRS Portfolio consisted of 73 portfolio companies diversified across 19 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2012 that consisted of 47 portfolio companies diversified across 18 distinct industry classifications. The table below presents a diversification summary of our portfolio company investments and TRS reference assets arranged by industry classifications at December 31, 2013 and December 31, 2012.

	Investment Portfolio as of		TRS Portfolio as of
Industry Classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Media	13.2%	11.0%	10.2%	13.8%
Capital Goods	11.6	13.7	12.7	15.0
Software & Services	11.4	9.1	8.6	15.6
Materials	11.0	9.9	9.3	3.7
Retailing	10.7	9.2	7.1	—
Technology Hardware & Equipment	6.8	7.8	1.3	2.4
Health Care Equipment & Services	5.2	6.2	5.6	7.7
Insurance	5.2	6.2	1.3	1.8
Consumer Services	3.6	3.7	6.1	5.4
Telecommunication Services	3.4	4.1	10.2	8.2
Diversified Financials	3.1	2.5	3.0	4.5
Remaining Industries	14.8	16.6	24.6	21.9
Total	100.0%	100.0%	100.0%	100.0%

Our Investment Portfolio may contain loans that are in the form of lines of credit, unfunded delayed draw loan commitments or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, we held three unfunded loan commitments that amounted to $26,191,000.  We maintain sufficient liquidity in the form of cash on hand or borrowing capacity under our revolving credit facility to fund such unfunded loan commitments should the need arise.

We neither “control” nor are we an “affiliated person” (each as defined in the 1940 Act) of any of our portfolio companies. Under the 1940 Act, we generally would be presumed to “control” a portfolio company if we own beneficially, either directly or through one or more controlled companies, 25% or more of its voting securities; and generally would be an “affiliated person” of a portfolio company if we directly or indirectly own or otherwise control 5% or more of its voting securities

LIQUIDITY AND CAPITAL RESOURCES

Offering of Common Stock

On June 23, 2010, we filed our Registration Statement with the SEC to register the Offering. The Offering, which relates to the offer and sale on a continuous basis of up to 150 million of shares of common stock, commenced on April 4, 2011 when the Registration Statement was declared effective. We raised net proceeds of $186.45 million during the three months ending March 31, 2013 and $795.58 million since the start of our Offering, including the reinvestment of distributions into shares of our common stock.

Credit Facility

We borrow funds to invest alongside the equity capital proceeds of our Offering to increase our investment positions in portfolio companies and to further diversify the number of portfolio company investment positions. In 2011, our wholly-owned special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement as amended, the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). At the time CCT Funding initially entered into the Credit Agreement, Deutsche Bank was the sole initial lender. On February 11, 2013, CCT Funding, Deutsche Bank and a second lender entered into an amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment amended the Credit Agreement by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100.00 million. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Credit Agreement.

CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 91% of our total Investment Portfolio, including money market investments, was held as collateral at CCT Funding under the Credit Agreement as of March 31, 2013.

The Credit Agreement currently provides for borrowings in an aggregate amount up to $340.00 million.  We have incurred costs of $1.34 million in connection with arranging and amending the Credit Agreement, primarily consisting of upfront commitment and legal fees.  We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the life of the credit facility.  As of March 31, 2013, $1.02 million of such deferred financing costs had yet to be amortized to interest expense.

As of March 31, 2013, $75.00 million was borrowed and outstanding as Tranche A Loans, $65.00 million was borrowed and outstanding as Tranche B1 Loans and $79.44 million was borrowed and outstanding as Tranche B2 Loans. The unused commitment balances were $20.56 million under the Tranche B2 Loans commitment and $100.00 million under the Tranche D Loans commitment. See “Note 11 Revolving Credit Facility and Borrowings” in our condensed consolidated financial statements.

As of March 31, 2013, the ratio of credit facility borrowings-to-adjusted total assets was 21%. (Adjusted total assets is equal to total consolidated assets excluding payable for investments purchased.)  For the three months ending March 31, 2013, our all-in cost of financing for the credit facility, including fees and expenses, was 2.48%. We will continue to draw on the revolving credit facility and combine borrowed funds with equity capital to increase and expand our investment positions in portfolio companies. Additionally, we may further increase the maximum borrowing commitment in the future beyond the current amount of $340.00 million.

Total Return Swaps

On November 15, 2012, Halifax Funding LLC, (“Halifax Funding”) our wholly-owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).  Our TRS arrangement with BNS consists of a set of agreements (namely, an ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between Halifax Funding LLC and BNS, and a Confirmation Letter Agreement by and between Halifax Funding and BNS, and a tri-party custodian agreement between Halifax Funding and BNS and The Bank of Nova Scotia Trust Company of New York , each dated as of November 15, 2012), and are collectively referred to herein as the TRS Agreements. Under the terms of the TRS Agreements, each reference asset in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS are calculated and treated on an aggregate basis, based upon all such transactions.

Pursuant to the terms of the TRS Agreements, Halifax Funding may select single-name corporate loans and bonds and create a TRS portfolio with a maximum aggregate notional amount of $500.00 million. Halifax Funding is required to initially cash collateralize a specified percentage of each loan or bond (generally, at least 40% of the notional amount of such loan or bond) in accordance with margin requirements stipulated in the TRS Agreements.

Pursuant to Halifax Funding’s limited liability company operating agreement, we act as the manager of Halifax Funding and exercise Halifax Funding’s rights under the TRS, including selecting the specific loans or bonds to be included in, or deleted from, the TRS Portfolio. The loans and/or bonds selected by Halifax Funding for purposes of inclusion in the TRS Portfolio are selected by us in accordance with our investment objective.  Each selected loan or bond, and the TRS Portfolio taken as a whole, must also meet criteria described in the TRS Agreements.  BNS, as calculation agent, determines whether each loan or bond complies with the TRS portfolio criteria. Halifax Funding receives quarterly from BNS all collected interest and fees from the portfolio of TRS reference assets. Halifax Funding pays to BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted cash collateral) equals or exceeds 50% of the notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS notional amount. In addition, upon the sale or repayment of any TRS reference asset, Halifax Funding will either receive from BNS the realized gain in the value of such reference asset relative to its notional amount, or pay to BNS any realized loss in the value of the reference asset relative to its notional amount.

Under the terms of the TRS Agreements, Halifax Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the portfolio of TRS reference assets after such value decreases below a specified amount. The minimum additional collateral that Halifax Funding is required to post pursuant to the TRS Agreements is equal to the amount required to ensure that the value of the TRS credit support is equal to 25% of the value of the TRS Portfolio.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of cash collateral that is posted pursuant to the terms of the TRS Agreements. We have no contractual obligation to post any cash collateral or to make any payments on behalf of Halifax Funding to BNS.  We may, but are not obligated to, increase our equity capital investment in Halifax Funding for the purpose of funding any additional cash collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS Agreements. If we do not make any such additional equity capital investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS Agreements, then BNS will have the right to terminate the TRS Agreements and seize the cash collateral posted by Halifax Funding. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee.

All cash collateral required to be posted under the TRS Agreements is held in the custody of The Bank of Nova Scotia Trust Company of New York, as custodian (the “Custodian”). The Custodian will maintain and perform certain custodial services with respect to the cash collateral pursuant to a custodian agreement (the “BNS Custodian Agreement”) among us, Halifax Funding, BNS, and the Custodian. The BNS Custodian Agreement and the obligations of the Custodian will continue until BNS has notified the Custodian in writing that all obligations of the Halifax Funding under the TRS Agreements have been satisfied.

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

For purposes of the asset coverage ratio test applicable to us as a business development company, we treat the difference between (i) the TRS notional amount, and (ii) the actual amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS Agreements. Further, for purposes of determining our compliance with the 70% qualifying asset requirement of Section 55(a) under the 1940 Act, we treat a TRS reference asset as a qualifying asset if the obligor associated with the TRS reference asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan remain taxable to the U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2013:

	Per Share	Amount
For the three months ended March 31, 2013	$0.195052	$13,735,491

Approximately 50% of the distributions we paid in the three-month period ended March 31, 2013 were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies. See Note 8 to the condensed consolidated financial statements for a discussion of the sources of distributions on a GAAP basis.  Paid distributions that exceed taxable income available for distributions are considered to be a return of capital to our shareholders and that final determination is conducted after the end of the calendar year.  The following table summarizes the primary sources of differences between net investment income and taxable income available for distributions; events subsequent to March 31, 2013 may materially alter the year-end adjustments that comprise other sources available for distributions.

For the three months ended March 31, 2013	Amount ($ millions)
Unearned performance-based incentive fee	$4.21
Offering expenses	1.09
Net change in unrealized appreciation on total return swap	6.48
Total of other sources available for distributions (1)	$11.78

(1)
The above table does not present all adjustments to calculate taxable income available for distributions.  The final determination of taxable income, as well as the tax classifications of the 2013 calendar year paid distributions, is made annually at the end of the year.

We estimate that 100% of our distributions paid in the three months ended March 31, 2013 were covered by estimated taxable income available for distributions.  We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect our shareholders to incur a return of capital on a tax basis in connection with paid distributions. We routinely disclose the sources of paid distributions to our shareholders on periodic reports that accompany (i) shareholder account statements and (ii) checks that are mailed by our transfer agent to our shareholders.

On March 12, 2013, our board of directors declared a distribution of $0.015004 per share for 13 record dates beginning April 2, 2013 and ending on June 25, 2013. The distributions will be paid to shareholders at the end of each month.

RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Set forth below are our results of operations for the three months ended March 31, 2013 and March 31, 2012. Our Investment Portfolio growth since March 31, 2012 is due to growth in equity capital, and this rise in both capital available for investment and investment activity primarily accounted for the significant increases in investment income, operating expenses and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the three months ended March 31, 2013 was $15.35 million, consisting primarily of interest income. Incremental amounts of equity capital that we received as net proceeds from our Offering on a weekly basis were deployed throughout the three-month period ended March 31, 2013 in the acquisition of investment securities issued by portfolio companies. Our Investment Portfolio grew by 32% during the three months ended March 31, 2013 as compared to 103% growth during the three months ended March 31, 2012.  While the rate of growth has slowed, we expect our Investment Portfolio to continue to grow during 2013 and, accordingly, we believe that reported investment income for the three months ended March 31, 2013 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental net investment activity during each quarter, and (ii) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital available to us for investment purposes from our Offering. We generated investment income of $3.38 million in the three months ended March 31, 2012.  The interest income earned by the TRS reference assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating expenses

Our total operating expenses were $12.81 million and $3.21 million for the three months ended March 31, 2013 and 2012, respectively. Our operating expenses included $4.86 million and $0.89 million in base management fees attributed to the investment advisory services of our Advisors for the three months ended March 31, 2013 and 2012, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $4.21 million and $0.88 million for the three months ended March 31, 2013 and 2012, respectively. A significant portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio and derivative instruments, although no such performance-based incentive fee on capital gains with respect to such net unrealized appreciation is payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any remainder unrealized depreciation in our investment portfolio. The actual amount of performance-based incentive fees that are due and payable to the Advisors is determined at the end of the calendar year.  As of December 31, 2012 the Advisors had not received, nor earned, any payment of incentive fees on capital gains since the inception of the Company.  The following table illustrates the portion of the incentive fee on capital gains that would potentially be payable to the Advisors if the cumulative net realized gains were to i) remain constant and ii) exceed the unrealized depreciation in the investment portfolio at the next determination date.

As of March 31, 2013	Amount ($ millions)
Cumulative net realized gains (a)	$4.93
Unrealized depreciation in investment portfolio (b)	5.84
Maximum potential performance-based incentive fee on net realized gains (1)	0.99

(1) Actual incentive fee earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess, if any, of (a) over (b).

Our operating expenses include administrative services expenses attributed to CNL of $0.33 million and $0.12 million for the three months ended March 31, 2013 and 2012, respectively.

We recorded interest expense of $1.32 million and $0.32 million for the three months ended March 31, 2013 and 2012, respectively, primarily in connection with borrowings under our revolving credit facility. Professional services expenses, primarily consisting of audit and legal fees, were $0.35 million during the three months ended March 31, 2013 as compared to $0.21 million during the three months ended March 31, 2012, reflecting (i) an increase in routine independent audit services and (ii) legal services in connection with our SEC exemptive relief application and (iii) other corporate legal services.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the three months ended March 31, 2013, the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 1.43%, as compared to 0.59% for the three months ended March 31, 2012.  A significant portion of operating expenses for the three months ended March 31, 2012 was offset by the Advisors’ Expense Support Payments (as defined and discussed below under “—Contractual Obligations —Expense Support Agreement”). We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds, and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $0.96 million for the three months ended March 31, 2012. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012, and therefore there were no Expense Support Payments from the Advisors for the three months ended March 31, 2013. Additionally, we paid $1.83 million and accrued $1.14 million for the three months ended March 31, 2013 as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $2.97 million. Accordingly, our payments and accrual of reimbursement of Expense Support Payments equals 100% of cumulative Expense Support Payments as of March 31, 2013.  (See “—Contractual Agreements, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $1.40 million ($0.02 per share) and $1.14 million ($0.10 per share) for the three months ended March 31, 2013 and 2012, respectively. The primary drivers of the decrease in net investment income per share are (i) accrued reimbursement of expense support payable to the Advisors and (ii) the impact of unearned performance-based incentive fees.  Additionally, the TRS Portfolio is not a contributor to GAAP net investment income. The interest income earned by the TRS Portfolio is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.  The table below shows net investment income and net investment income per share for the three months ended March 31, 2013 and 2012, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the three months ended March 31, ($ millions)
	2013	2012
Net Investment Income (GAAP)	$1.40	$1.14
Unearned performance-based incentive fees	4.20	0.87
Reimbursement of expense support	1.14	—
Expense support	—	(0.96)
Adjusted Net Investment Income (non-GAAP)	$6.74	$1.05
Net Investment Income Per Share	$0.02	$0.10
Adjusted Net Investment Income Per Share	$0.09	$0.10

Net realized gain

We sold investments and received principal payments of $49.52 million and $42.02 million, respectively, during the three months ended March 31, 2013, from which we realized net gains of $1.01 million.  Our net realized gain on derivative instruments of $0.87 million for the three months ended March 31, 2013 was comprised of a $0.23 million realized gain on the TRS and a $0.64 million realized gain on foreign currency forward contracts.  The net realized gain on foreign currency transactions was an additional $0.01 million. We sold investments and received principal payments of $21.55 million and $2.37 million, respectively, during the three months ended March 31, 2012, from which we realized a net gain of $0.74 million.  We also realized a net loss on foreign currency transactions of $0.01 million during the three months ended March 31, 2012.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2013, the net change in unrealized appreciation on investments totaled $13.50 million, the net change in unrealized appreciation on derivative instruments totaled $6.64 million and the net change in unrealized depreciation on foreign currency translation totaled $0.01 million. The change in unrealized appreciation on investments was primarily driven by the appreciation in fair values on debt investments, including tighter credit spreads, as recorded in several investment positions held in our Investment Portfolio.  The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $6.48 million and net unrealized depreciation on foreign currency forward contracts of $0.16 million.  The net change in TRS unrealized appreciation consisted of (i) spread interest income of $2.51 million, (ii) a decrease in realized losses on the TRS reference assets of $0.32 million and (iii) unrealized appreciation on the TRS reference assets of $3.65 million.  For the three months ended March 31, 2012, the net change in unrealized appreciation on investments was $3.62 million and the net change in unrealized depreciation on foreign currency translation was $0.01 million.

Net increase in net assets resulting from operations

For the three months ended March 31, 2013 and 2012, the net increase in net assets resulting from operations was $23.44 million and $5.48 million, respectively.

Net Assets, Net Asset Value per Share and Total Investment Returns

Net assets increased $195.34 million during the three months ended March 31, 2013. The most significant increase in net assets during the three months ended March 31, 2013 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $186.45 million. Net investment income contributed $1.40 million to the growth in net assets during the three months ended March 31, 2013.  Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $20.15 million and (ii) net realized gains of $1.89 million. Distributions to shareholders in the amount of $13.73 million and the repurchase of shares of common stock in the amount of $0.82 million contributed to a reduction in net assets during the three months ended March 31, 2013.

Net assets increased $88.61 million during the three months ended March 31, 2012. The most significant increase in net assets during the three months ended March 31, 2012 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $85.12 million. Net investment income contributed $1.14 million to the growth in net assets during the three months ended March 31, 2012.  Other increases in net assets were attributable to (i) unrealized appreciation on investments and foreign currency translation of $3.61 million and (ii) net realized gains of $0.73 million. Distributions to shareholders in the amount of $1.99 million contributed to a reduction in net assets during the three months ended March 31, 2012.

Our net asset value per share was $9.91 and $9.75 on March 31, 2013 and December 31, 2012, respectively. After considering (i) the overall appreciation in net asset value per share, (ii) paid distributions of approximately $0.20 per share, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 3.65% for shareholders who held our shares over the entire three-month period ending March 31, 2013.

Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 26.2% (see chart below), or an annualized return of 13.9%. Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 13.6%, or an annualized return of 7.4%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 10.9% and 18.8% in the period from June 17, 2011 to March 31, 2013, respectively.

Growth of $10,000 Initial Investment(1)

$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$8,500
$12,623
$11,877
$11,361
$11,086
Jun-2011
Sep-2011
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Corporate Capital Trust (excluding sales load)
Corporate Capital Trust (including sales load)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: June 17, 2011 to March 31, 2013.

The calculations for the Growth of $10,000 Initial Investment are based upon the following assumptions: (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load),  (ii) the reinvestment of monthly distributions in accordance with our distribution reinvestment plan (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv)  the cash payment for distributions payable to shareholders, if any, on the last day of the period.

Our shares are illiquid investments for which there is not a secondary market, and we do not expect a secondary market in our shares to develop in the future. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value, cumulative returns and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2013.

CONTRACTUAL OBLIGATIONS

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement rate equal to 0.75% of gross Offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.  The reimbursement rate was increased to 1.0% of gross Offering proceeds on March 1, 2013.  As of March 31, 2013, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $4.30 million for offering expenses. As of March 31, 2013, the Advisors carried a remainder balance of approximately $3.85 million for offering expenses incurred on our behalf.

The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of Offering period and the reimbursement of the Advisor for offering expenses they incur on our behalf is expected to continue through the termination date of the Offering.  We will continue to reimburse the Advisors for offering expenses in connection with gross Offering proceeds only to the extent that the reimbursement payments would not cause the total organization and offering expenses borne by us to exceed 5% of the aggregate gross Offering proceeds. The Advisors continue to be responsible for the payment of our offering expenses to the extent they exceed 5% of the aggregate gross Offering proceeds, without recourse against or reimbursement by us.

See “Note 6 Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement - We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011. On March 16, 2012, we and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the operating expense reimbursement ratio from 65% to 25%. As of June 30, 2012, the Advisors had incurred $2.97 million of Expense Support Payments. The Advisors’ commitment to make Expense Support Payments was not extended beyond June 30, 2012.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, excluding organization and offering expenses, base management fees, performance-based incentive fees, interest costs, financing fees and financing costs, and brokerage commissions and extraordinary expenses and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the calendar year-end (the “Reimbursement Limit Percentage”).  During the three months ended March 31, 2013, we made a Reimbursement Payment of $1.83 million.  As of March 31, 2013 we have accrued an additional $1.14 million for probable Reimbursement Payment obligation. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. As of March 31, 2013, all Expense Support Payments received from the Advisors have been either repaid or accrued for probable reimbursement.

The Expense Support Agreement will automatically terminate in the event of (a) the termination by us of either our Investment Advisory Agreement or our Sub-Advisory Agreement, or (b) our dissolution or liquidation. If the Expense Support Agreement is terminated due to termination of the Investment Advisory Agreement or the Sub-Advisory Agreement, then we must make a Reimbursement Payment to the Advisors, pro rata based on the aggregate unreimbursed Expense Support Payments made by each Advisor. See “Note 6 Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Expense Support Agreement.

Revolving Credit Facility –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facility,” CCT Funding has entered into a revolving credit facility with Deutsche Bank. As of March 31, 2013, the credit facility provided for borrowings in an aggregate amount up to $340.00 million on a committed basis and $219.44 million was borrowed and outstanding under the credit facility. (See “— Liquidity and Capital Resources — Credit Facility” above and “Note 11. Revolving Credit Facility and Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facility.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facility at March 31, 2013 is as follows:

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (1)	$219.44	$75.00	$144.44	$—	$—
Interest and Credit Facility Fees Payable	0.38	0.31	0.07	—	—

(1)	At March 31, 2013 our unused commitment amount of Tranche B2 Loans and Tranche D Loans was $20.56 million and $100.00 million, respectively, under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the period from January 1, 2013 to March 31, 2013, we did not engage in interest rate hedging activities.

As of March 31, 2013, approximately 57.2% of our portfolio of debt investments, or approximately $487.01 million measured at fair value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At March 31, 2013, approximately 85.8% of our portfolio of variable interest rate debt investments, or approximately $417.60 million measured at fair value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.31%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At March 31, 2013, we held an aggregate investment position of $69.40 million at fair value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 14.2% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the amended terms of our revolving credit facility agreement as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facility”), CCT Funding borrows at a floating base rate of (i) one-month LIBOR plus 1.70% for Tranche A Loans ($75.00 million loan balance outstanding), (ii) three-month LIBOR plus 1.50% for Tranche B1 Loans ($65.00 million loan balance outstanding),  (iii) three-month LIBOR plus 2.325% for Tranche B2 Loans ($79.44 million loan balance outstanding and $20.56 million unused commitment) and (iv) three-month LIBOR plus 2.325% for Tranche D Loans ($100.00 million unused commitment). Therefore, if we were to completely draw down the unused Trance B2 Loans commitment and the maximum Tranche B1 and D Loans commitment amounts, we expect that our weighted average direct interest cost will increase by approximately 17 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facility, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS reference assets having a maximum aggregate notional amount of $500.00 million.

Assuming that the consolidated schedule of investments as of March 31, 2013 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation).  For persistent LIBOR increases of less than 200 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 200 basis points, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income and to exceed the increase in interest expense related to our credit facility, in both cases assuming that the consolidated schedule of investments as of March 31, 2013 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations.

			($ amounts in millions except per share data)
	Par Amount	Weighted Avg. Floor	Increases in LIBOR
			+50 bps	+100 bps	+150 bps	+200 bps

No base rate floor	$68.96		$0.304	$0.608	$0.913	$1.218
Base rate floor	$415.22	1.31%	0.000	0.144	1.676	3.446
Increase in Floating Rate Interest Income			0.304	0.752	2.589	4.664
		LIBOR + Spread
Tranche A Loans	$75.00	L(30) + 170 bps	$(0.375)	$(0.750)	$(1.125)	$(1.500)
Tranche B1 Loans	$65.00	L(90) + 150 bps	(0.325)	(0.650)	(0.975)	(1.300)
Tranche B2 Loans	$79.44	L(90) + 233 bps	(0.397)	(0.794)	(1.192)	(1.589)
Increase to Floating Rate Interest Expense			(1.097)	(2.194)	(3.292)	(4.389)
Change in Floating Rate Net Interest Income, before TRS			(0.793)	(1.442)	(0.703)	0.275
Net change in TRS unrealized appreciation (depreciation) (1)			(1.646)	(3.028)	(3.559)	(4.080)
Overall Change in Floating Rate Net Interest Income, including TRS			$(2.439)	$(4.470)	$(4.262)	$(3.805)
Change in Floating Rate Net Interest Income Per Share Outstanding as of March 31, 2013			$(0.03)	$(0.06)	$(0.05)	$(0.05)

(1)
Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from  the TRS reference assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS reference assets. As of March 31, 2013, 79.1% of the TRS reference assets, or approximately $274.09 million measured at market value, featured floating or variable interest rates.  At March 31, 2013, approximately 94.7% of the TRS reference assets with variable interest rates featured minimum base rate floors, or approximately $259.41 million measured at fair value, and the weighted average base rate floor for such TRS reference assets was 1.17%.  As of March 31, 2013, the total notional amount of the portfolio of TRS reference assets was $341.92 million, and the settled notional amount was $310.87 million.  For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS reference assets are settled as of January 1, 2013 and that the TRS notional amount would equal $341.92 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds.  Approximately 42.8% of our debt investment portfolio is invested in fixed interest rate, high yield corporate debt investments.  Rising market interest rates will most likely lead to value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May, 2013.

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