Form 10-Q
period 2013-06-30
Corporate Capital Trust, Inc.
filed 2013-08-13
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock of the registrant outstanding as of August 9, 2013 was 114,436,327.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Assets and Liabilities (unaudited)

	June 30, 2013	December 31, 2012
Assets
Investments, at fair value (amortized cost of $1,177,747,620 and $704,629,567) – including $159,345,198 and $0 of investments pledged to creditors (Note 11)	$1,183,018,263	$710,870,599
Cash	—	306,459
Cash collateral on deposit with custodian	107,948,112	87,974,019
Dividends and interest receivable	14,623,197	9,258,404
Receivable for investments sold	89,663,866	37,704,165
Principal receivable	1,514,613	462,407
Unrealized appreciation on derivative instruments	7,207,871	1,357,886
Receivable from advisors	934,534	—
Deferred offering expense	3,491,623	2,146,007
Prepaid and deferred expenses	1,517,290	244,130
Total assets	1,409,919,369	850,324,076
Liabilities
Revolving credit facilities	$169,440,000	$159,620,000
Payable for investments purchased	220,611,091	72,435,184
Accrued performance-based incentive fees	2,223,930	2,087,073
Accrued investment advisory fees	2,301,552	1,434,712
Accrued reimbursement of expense support	1,136,064	1,829,749
Unrealized depreciation on derivative instruments	—	155,568
Accrued directors' fees	32,680	10,436
Other accrued expenses and liabilities	2,152,089	1,267,540
Total liabilities	397,897,406	238,840,262
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 103,452,253 and 62,728,439 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	103,452	62,728
Paid-in capital in excess of par value	1,012,554,315	607,351,000
Distributions in excess of net investment income	(13,104,460)	(3,374,805)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	12,468,656	7,444,891
Net assets	$1,012,021,963	$611,483,814
Net asset value per share	$9.78	$9.75

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment income
Interest income	$19,501,587	$6,249,211	$34,740,889	$9,623,339
Fee income	934,534	—	946,063	—
Dividend income	98,777	635	197,269	3,888
Total investment income	20,534,898	6,249,846	35,884,221	9,627,227
Operating expenses
Investment advisory fees	6,490,803	1,621,659	11,351,469	2,515,819
Interest expense	1,538,269	513,635	2,855,328	833,764
Offering expense	1,553,084	83,822	2,646,680	83,822
Administrative services	477,417	264,869	900,366	434,001
Professional services	319,940	346,809	667,941	555,350
Organization expenses	—	368,477	—	896,218
Performance-based incentive fees	(4,068,430)	(342,279)	136,857	532,967
Custodian and accounting fees	126,362	28,277	214,485	68,754
Director fees and expenses	81,585	50,989	150,053	99,224
Other	449,325	197,089	855,481	318,446
Total operating expenses	6,968,355	3,133,347	19,778,660	6,338,365
Reimbursement of expense support	—	30,093	1,136,064	30,093
Expense support	—	(627,423)	—	(1,590,221)
Net expenses	6,968,355	2,536,017	20,914,724	4,778,237
Net investment income	13,566,543	3,713,829	14,969,497	4,848,990
Realized and unrealized gain (loss):
Net realized gain on investments	3,584,224	536,644	4,590,658	1,271,895
Net realized gain on derivative instruments	1,781,965	—	2,649,931	—
Net realized gain (loss) on foreign currency transactions	(408,278)	49,171	(397,096)	42,886
Net change in unrealized appreciation (depreciation) on investments	(14,474,132)	(2,098,928)	(970,389)	1,523,521
Net change in unrealized appreciation (depreciation) on derivative instruments	(635,627)	—	6,005,553	—
Net change in unrealized depreciation on foreign currency translation	(20,699)	(125,017)	(11,399)	(135,665)
Net realized and unrealized gain (loss)	(10,172,547)	(1,638,130)	11,867,258	2,702,637
Net increase in net assets resulting from operations	$3,393,996	$2,075,699	$26,836,755	$7,551,627
Net Investment Income Per Share	$0.15	$0.17	$0.18	$0.29
Diluted and Basic Earnings Per Share	$0.04	$0.09	$0.33	$0.46
Weighted Average Shares Outstanding	92,302,446	22,102,008	81,887,209	16,525,646
Dividends Declared Per Share	$0.19	$0.19	$0.39	$0.38

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets (unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012
Operations
Net investment income	$14,969,497	$4,848,990
Net realized gain on investments, derivative instruments and foreign currency transactions	6,843,493	1,314,781
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	5,023,765	1,387,856
Net increase in net assets resulting from operations	26,836,755	7,551,627
Distributions to shareholders from
Net investment income	(14,969,497)	(4,854,946)
Realized gains	(6,843,493)	(1,239,538)
Distributions in excess of net investment income (see Note 8)	(9,729,655)	—
Net decrease in net assets resulting from shareholders distributions	(31,542,645)	(6,094,484)
Capital share transactions
Issuance of shares of common stock	390,878,592	214,058,425
Reinvestment of shareholders distributions	15,865,179	3,348,013
Repurchase of shares of common stock	(1,499,732)	—
Net increase in net assets resulting from capital share transactions	405,244,039	217,406,438
Total increase in net assets	400,538,149	218,863,581
Net assets at beginning of period	611,483,814	65,162,729
Net assets at end of period	$1,012,021,963	$284,026,310
Capital share activity
Shares issued from subscriptions	39,284,016	22,043,951
Shares issued from reinvestment of distributions	1,592,660	344,681
Shares repurchased	(152,862)	—
Net increase in shares outstanding	40,723,814	22,388,632

Distributions in excess of net investment income at end of period	$(13,104,460)	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net increase in net assets resulting from operations	$26,836,755	$7,551,627
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(785,208,326)	(344,500,850)
Increase in payable for investments purchased	148,192,053	37,697,605
Paid-in-kind interest	(584,802)	—
Proceeds from sales of investments	288,501,782	38,806,238
Proceeds from principal payments	59,695,638	9,401,188
Net realized gain on investments	(4,590,658)	(1,271,895)
Net change in unrealized depreciation (appreciation) on investments	970,389	(1,523,521)
Net change in unrealized appreciation on derivative instruments	(6,005,553)	—
Net change in unrealized appreciation on foreign currency translation	11,399	135,665
Amortization of premium/discount - net	(239,824)	(119,510)
Amortization of deferred financing cost	364,124	35,276
Increase in short-term investments, net	(30,691,864)	(2,997,951)
Increase in cash collateral on deposit with custodian	(19,974,093)	—
Increase in dividend and interest receivable	(5,392,214)	(4,370,178)
Increase in receivable for investments sold	(51,959,701)	(2,877,307)
Increase in principal receivable	(1,052,206)	(508,986)
Decrease (increase) in receivable from advisors	(934,534)	290,619
Increase in other assets	(1,464,979)	(730,792)
Increase in accrued investment advisory fees	866,840	512,912
Increase in accrued performance-based incentive fees	136,857	356,120
Increase in accrued directors' fees	22,244	—
Increase in other accrued expenses and liabilities	55,834	680,532
Net cash used in operating activities	(382,444,839)	(263,433,208)

Financing Activities:
Proceeds from issuance of shares of common stock	390,878,592	214,058,425
Payment on repurchase of shares of common stock	(1,499,732)	—
Distributions paid	(15,677,466)	(3,145,108)
Borrowings under credit facilities	159,820,000	52,600,000
Repayments of credit facilities	(150,000,000)	—
Deferred financing costs paid	(1,382,891)	—
Net cash provided by financing activities	382,138,503	263,513,317
Effect of exchange rate changes on cash	(123)	1,427
Net increase (decrease) in cash	(306,459)	81,536
Cash and cash denominated in foreign currency, beginning of period	306,459	—
Cash and cash denominated in foreign currency, end of period	$—	$81,536

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$2,498,714	$561,644
Dividend distributions reinvested	$15,865,179	$3,348,013
Deferred financing costs accrued in other accrued expenses and liabilities	$135,030	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—112.6%
Air Distribution Technologies, Inc.	Capital Goods	Senior Debt(e)	L + 800	1.25%	5/11/2020	$3,454,401	$3,405,822	$3,566,669	0.4%
Algeco/Scotsman Holdings S.A.R.L.(LU)(f)	Consumer Durables & Apparel	Subordinated Debt(g)	15.75% PIK		5/1/2018	24,489,185	24,251,821	24,917,746	2.5%
Allen Systems Group, Inc.	Software & Services	Senior Debt(h)(i)	10.50%		11/15/2016	106,000	69,393	68,900	0.0%
Altisource Solutions (LU)(f)	Real Estate	Senior Debt(e)(g)	L + 450	1.25%	11/27/2019	17,621,432	17,602,090	17,731,566	1.8%
American Builders & Contractors Supply Co, Inc.	Capital Goods	Subordinated Debt(h)(i)	5.63%		4/15/2021	5,114,000	5,114,000	5,024,505	0.5%
American Gaming Systems, LLC	Consumer Services	Senior Debt(e)(j)	L + 1000	1.50%	8/15/2016	21,782,648	21,326,692	21,782,648	2.1%
American Rock Salt Co., LLC	Materials	Senior Debt(e)	L + 425	1.25%	4/25/2017	8,442,513	8,141,550	8,440,402	0.8%
		Senior Debt(h)(i)	8.25%		5/1/2018	9,690,000	9,002,957	9,205,500	0.9%
							17,144,507	17,645,902	1.7%
Applied Systems, Inc.	Software & Services	Senior Debt(e)(k)	L + 725	1.00%	6/8/2017	1,216,771	1,233,501	1,226,663	0.1%
Arysta Lifescience SPC, LLC	Food, Beverage & Tobacco	Senior Debt(e)(g)(k)	L + 700	1.25%	11/30/2020	16,305,199	16,142,147	16,101,384	1.6%
Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 550	1.50%	10/6/2016	6,069,958	6,014,059	5,849,922	0.6%
Audatex North America, Inc.	Software & Services	Subordinated Debt	L + 300		5/16/2017	8,154,000	8,154,000	8,133,615	0.8%
Avaya Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 675	1.25%	3/31/2018	31,768,977	31,609,539	29,871,416	3.0%
		Senior Debt(e)(h)	7.00%		4/1/2019	11,036,000	10,260,910	9,959,990	1.0%
		Subordinated Debt(e)(h)	9.00%		4/1/2019	7,048,000	7,033,697	6,766,080	0.7%
							48,904,146	46,597,486	4.7%
Block Communications, Inc.	Media	Subordinated Debt(e)(h)	7.25%		2/1/2020	589,000	627,963	618,450	0.1%
Brake Bros Ltd.(UK)(f)	Food, Beverage & Tobacco	Senior Debt(g)(GBP)	3% PIK, L+325		3/12/2017	£8,561,450	11,723,548	11,567,484	1.1%
Caraustar Industries, Inc.	Materials	Senior Debt(e)	L + 625	1.25%	5/1/2019	$3,719,593	3,692,371	3,752,140	0.4%
Catalina Marketing Corp.	Media	Senior Debt(e)	L + 550		9/29/2017	8,728,354	8,758,402	8,793,816	0.9%
		Subordinated Debt(h)(i)	10.50%		10/1/2015	27,154,000	27,309,467	27,493,425	2.7%
							36,067,869	36,287,241	3.6%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(e)	12.54%		10/12/2017	$11,610,000	$12,352,091	$12,248,550	1.2%
Cedar Bay Generating Co., LP	Utilities	Senior Debt(e)(g)	L + 500	1.25%	4/23/2020	6,411,094	6,348,115	6,427,121	0.6%
Cemex Espana S.A. (ES)(f)	Materials	Senior Debt(g)(EUR)	E + 450		2/14/2017	€928,806	1,114,972	1,194,871	0.1%
Cemex Materials, LLC	Materials	Subordinated Debt(e)(h)	7.70%		7/21/2025	$23,312,000	22,932,819	22,379,520	2.2%
Cemex S.A.B. de C.V. (MX)(f)	Materials	Senior Debt(g)	L + 450		2/14/2017	3,441,100	3,192,435	3,380,880	0.3%
Cengage Learning Acquisitions, Inc.	Media	Senior Debt(e)(k)(o)	L + 550		7/5/2017	2,700,837	2,021,298	2,000,861	0.2%
		Senior Debt(e)(h)(o)	11.50%		4/15/2020	12,154,000	12,399,696	8,933,190	0.9%
							14,420,994	10,934,051	1.1%
Ceridian Corp.	Commercial & Professional Services	Senior Debt(e)	L + 575		5/9/2017	5,320,620	5,298,269	5,351,373	0.5%
		Senior Debt(h)(i)	8.88%		7/15/2019	2,123,000	2,123,000	2,359,184	0.2%
		Subordinated Debt(h)(i)	11.00%		3/15/2021	16,201,000	17,640,088	17,902,105	1.8%
							25,061,357	25,612,662	2.5%
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt(e)(k)	L + 775	1.25%	11/19/2020	11,763,681	11,610,616	11,959,722	1.2%
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(h)(i)	8.25%		1/15/2019	11,786,000	12,812,969	12,581,555	1.2%
CompuCom Systems, Inc.	Software & Services	Subordinated Debt(h)	7.00%		5/1/2021	9,847,000	9,551,719	9,551,590	0.9%
CRC Health Corp.	Health Care Equipment & Services	Senior Debt(e)	L + 450		11/16/2015	1,184,319	1,138,768	1,187,280	0.1%
		Subordinated Debt(i)	10.75%		2/1/2016	6,500,000	6,534,328	6,605,625	0.7%
							7,673,096	7,792,905	0.8%
CSM Bakery Products (NL)(f)	Food, Beverage & Tobacco	Senior Debt(e)(g)(k)	L + 750	1.00%	5/23/2021	495,838	502,036	502,036	0.1%
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	Senior Debt(e)(k)	L + 725	1.00%	5/9/2021	23,219,000	22,870,715	23,219,000	2.3%
Cunningham Lindsey U.S., Inc.	Insurance	Senior Debt(e)	L + 800	1.25%	6/10/2020	5,178,315	5,129,363	5,255,989	0.5%
Data Device Corp.	Capital Goods	Senior Debt(e)	L + 600	1.50%	7/11/2018	7,856,002	7,716,029	7,816,722	0.8%
		Senior Debt(j)	L + 1000	1.50%	7/11/2019	8,000,000	7,855,343	7,560,000	0.7%
							15,571,372	15,376,722	1.5%
DJO Finance, LLC	Health Care Equipment & Services	Senior Debt(e)	8.75%		3/15/2018	10,863,000	11,576,302	11,732,040	1.2%
Eagle Midco, Inc.	Software & Services	Subordinated Debt(e)(h)	9.00% PIK		6/15/2018	39,815,000	38,982,909	38,810,385	3.8%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(e)(j)	11.50% PIK		12/31/2015	$14,979,711	$14,979,711	$14,979,711	1.5%
Education Management, LLC	Consumer Services	Senior Debt(e)(g)	L + 700	1.25%	3/30/2018	7,039,700	6,867,521	6,476,524	0.6%
		Subordinated Debt(e)(g)(h)	15.00%		7/1/2018	1,298,877	1,311,869	1,347,585	0.1%
							8,179,390	7,824,109	0.7%
Eze Software Group	Software & Services	Senior Debt(e)(k)	L + 750	1.25%	4/5/2021	12,961,704	12,919,004	13,134,484	1.3%
Flagstone Foods Holding Corp.	Food & Staples Retailing	Senior Debt(j)	L + 575	1.25%	4/15/2018	20,203,649	20,004,727	20,203,649	2.0%
Gastar Exploration USA, Inc.	Energy	Senior Debt(e)(g)(h)	8.63%		5/15/2018	1,630,000	1,630,000	1,564,800	0.2%
GCI, Inc.	Telecommunication Services	Subordinated Debt(i)	6.75%		6/1/2021	5,532,000	5,301,809	5,172,420	0.5%
		Subordinated Debt(i)	8.63%		11/15/2019	8,575,000	9,072,519	8,789,375	0.9%
							14,374,328	13,961,795	1.4%
Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stock(j)*				448,908	448,908	623,982	0.1%
		Subordinated Debt(j)(EUR)	12.50%		1/31/2020	€2,044,000	2,633,747	2,753,692	0.3%
							3,082,655	3,377,674	0.4%
Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%		12/1/2016	$12,699,000	13,089,354	13,524,435	1.3%
Guitar Center, Inc.	Retailing	Senior Debt(e)(k)	L + 600		4/9/2017	23,824,298	23,267,372	23,670,394	2.3%
Gymboree Corp.	Retailing	Senior Debt(e)	L + 350	1.50%	2/23/2018	12,926,375	12,560,249	12,486,038	1.2%
		Subordinated Debt(e)	9.13%		12/1/2018	12,818,000	12,177,443	12,048,920	1.2%
							24,737,692	24,534,958	2.4%
Hot Topic, Inc.	Consumer Durables & Apparel	Senior Debt(e)(h)	9.25%		6/15/2021	5,066,000	5,019,522	5,129,325	0.5%
HUB International, Ltd.	Insurance	Subordinated Debt(h)(i)	8.13%		10/15/2018	16,708,000	16,768,068	17,376,320	1.7%
Infor (US), Inc.	Software & Services	Subordinated Debt(i)	9.38%		4/1/2019	1,241,000	1,404,953	1,344,934	0.1%
		Subordinated Debt(e)	11.50%		7/15/2018	4,549,000	4,938,055	5,151,743	0.5%
							6,343,008	6,496,677	0.6%
Integra Telecom Holdings, Inc.	Telecommunication Services	Senior Debt(e)	L + 850	1.25%	2/19/2020	3,963,823	4,062,829	4,074,948	0.4%
Internet Brands, Inc.	Media	Senior Debt(e)	L + 500	1.25%	3/18/2019	38,860,781	36,842,218	39,018,750	3.9%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
iPayment, Inc.	Software & Services	Senior Debt(e)	L + 425	1.50%	5/8/2017	$1,883,342	$1,866,532	$1,866,081	0.2%
		Subordinated Debt(e)	10.25%		5/15/2018	4,100,000	3,887,348	3,362,000	0.3%
							5,753,880	5,228,081	0.5%
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 650	1.25%	7/31/2017	487,330	475,475	470,273	0.0%
		Senior Debt(e)	L + 650	1.25%	7/31/2017	6,403,771	6,290,085	6,179,639	0.6%
							6,765,560	6,649,912	0.6%
J. Crew Group, Inc.	Retailing	Subordinated Debt(i)	8.13%		3/1/2019	749,000	706,130	786,450	0.1%
J. Jill	Retailing	Senior Debt(e)(j)	L + 850	1.50%	4/29/2017	8,800,474	8,800,474	8,800,474	0.9%
Jeld-Wen, Inc.	Capital Goods	Senior Debt(e)(h)	12.25%		10/15/2017	15,829,000	18,082,619	18,045,060	1.8%
Kerling PLC (UK)(f)	Materials	Senior Debt(g)(h)(EUR)	10.63%		2/1/2017	€5,353,000	6,631,023	7,263,858	0.7%
KeyPoint Government Solutions, Inc.	Capital Goods	Senior Debt(e)(j)	L + 600	1.25%	11/13/2017	$34,125,000	33,496,584	33,783,750	3.3%
Lightower Fiber, LLC	Telecommunication Services	Senior Debt(e)	L + 675	1.25%	4/12/2021	3,380,541	3,347,321	3,397,444	0.3%
Maxim Crane L.P. (UK)	Capital Goods	Senior Debt(e)(h)	12.25%		4/15/2015	1,994,000	2,090,807	2,093,700	0.2%
Misys Ltd. (UK)(f)	Software & Services	Senior Debt(e)(g)	L + 600	1.25%	12/12/2018	1,960,198	1,938,343	1,982,250	0.2%
Mitel US Holdings, Inc.	Technology Hardware & Equipment	Senior Debt(e)(g)	L + 575	1.25%	2/27/2019	234,275	238,275	234,861	0.0%
Monarch (LU)(f)	Materials	Senior Debt(e)(g)	L + 700	1.25%	4/3/2020	5,416,388	5,390,158	5,443,470	0.5%
New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(h)(i)	4% cash, 9% PIK		3/15/2018	9,684,109	9,780,284	10,604,099	1.0%
NewWave Communications, Inc.	Media	Senior Debt(e)(k)	L + 400	1.00%	4/30/2020	6,843,115	6,814,147	6,877,331	0.7%
		Senior Debt(e)(k)	L + 800	1.00%	10/30/2020	7,601,394	7,525,380	7,715,415	0.8%
							14,339,527	14,592,746	1.5%
North American Breweries Holdings, LLC	Food, Beverage & Tobacco	Senior Debt(e)	L + 625	1.25%	12/11/2018	4,944,363	4,851,455	4,962,904	0.5%
Nuveen Investments, Inc.	Diversified Financials	Senior Debt(e)(g)	L + 525	1.25%	2/28/2019	6,967,420	7,066,675	6,900,638	0.7%
		Subordinated Debt(e)(g)	5.50%		9/15/2015	673,000	646,226	656,175	0.1%
		Subordinated Debt(e)(g)(h)	9.13%		10/15/2017	3,382,000	3,377,808	3,390,455	0.3%
							11,090,709	10,947,268	1.1%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
OpenLink International, Inc.	Software & Services	Senior Debt(e)	L + 625	1.50%	10/30/2017	$46,268	$46,590	$46,326	0.0%
Oxea S.A.R.L.(LU)(f)	Materials	Senior Debt(e)(g)(k)	L + 725	1.00%	6/5/2020	2,799,007	2,785,012	2,799,007	0.3%
Packaging Coordinators, Inc.	Materials	Senior Debt(j)	L + 825		10/31/2020	11,826,714	11,710,578	11,826,714	1.2%
Polyconcept Investments BV (NL) (f)	Consumer Durables & Apparel	Senior Debt(g)(j)	L + 875	1.25%	6/1/2020	46,726,678	46,726,678	46,726,678	4.6%
RedPrairie Corp.	Software & Services	Senior Debt(e)	L + 550	1.25%	12/21/2018	7,787,270	7,638,050	7,835,941	0.8%
		Senior Debt(e)	L + 1000	1.25%	12/21/2019	15,149,821	15,167,172	15,699,002	1.6%
							22,805,222	23,534,943	2.4%
Reynolds Group Holdings, Inc.	Materials	Senior Debt(i)	5.75%		10/15/2020	533,000	533,000	536,998	0.1%
Roundy's Supermarkets, Inc.	Food & Staples Retailing	Senior Debt(e)(g)	L + 450	1.25%	2/13/2019	4,441,572	4,417,931	4,341,637	0.4%
Ryerson, Inc.	Materials	Senior Debt(e)(h)	9.00%		10/15/2017	5,814,000	5,814,000	5,901,210	0.6%
Sabine Oil & Gas, LLC	Energy	Senior Debt(e)(g)	L + 750	1.25%	12/31/2018	14,526,840	14,394,503	14,526,840	1.4%
Sabre, Inc.	Transportation	Senior Debt(h)(i)	8.50%		5/15/2019	13,369,000	13,992,390	14,237,985	1.4%
SandRidge Energy, Inc.	Energy	Subordinated Debt(g)	7.50%		3/15/2021	11,233,000	10,529,098	10,727,515	1.1%
Sanmina Corp.	Technology Hardware & Equipment	Subordinated Debt(g)(h)(i)	7.00%		5/15/2019	7,879,000	7,868,404	8,115,370	0.8%
Schaeffler AG (DE)(f)	Automobiles & Components	Senior Debt(g)(h)(i)	8.50%		2/15/2019	5,000	5,351	5,575	0.0%
Securitas Direct AB (SE)(f)	Commercial & Professional Services	Senior Debt(g)(h)(EUR)	8.75%		9/1/2018	€397,000	486,594	555,511	0.1%
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt(e)	L + 300	1.00%	12/31/2016	$112,343	108,174	112,670	0.0%
		Senior Debt(e)(k)	L + 700	1.00%	12/15/2018	40,973,204	40,768,338	41,357,328	4.1%
							40,876,512	41,469,998	4.1%
Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(e)(k)	L + 775	1.25%	7/1/2019	677,404	692,645	685,871	0.1%
Sinclair Television Group, Inc.	Media	Subordinated Debt	5.38%		4/1/2021	5,182,000	5,182,000	4,974,720	0.5%
SkillSoft Corp.	Software & Services	Subordinated Debt(i)	11.13%		6/1/2018	1,369,000	1,438,672	1,500,766	0.1%
Smile Brands Group, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 525	1.75%	12/21/2017	3,774,023	3,786,619	3,707,996	0.4%
Sonic Automotive, Inc.	Retailing	Subordinated Debt(g)(h)(i)	5.00%		5/15/2023	493,000	493,000	478,210	0.0%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Standard Chartered Bank (SG)(f)	Banks	Subordinated Debt(g)(h)(j)(l)	L + 1600		4/1/2014	$3,310,000	$3,330,075	$3,392,419	0.3%
StoneRiver Holdings, Inc.	Insurance	Senior Debt(e)(k)	L + 725	1.25%	5/30/2020	24,097,643	23,977,155	24,007,277	2.4%
Summit Materials, LLC	Materials	Subordinated Debt(h)(i)	10.50%		1/31/2020	462,000	521,603	494,340	0.1%
The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)	L + 500	1.25%	9/25/2017	5,511,761	5,529,502	5,522,096	0.5%
		Subordinated Debt(h)(j)(k)	12.00%		9/26/2019	5,435,478	5,938,259	5,668,116	0.6%
							11,467,761	11,190,212	1.1%
Towergate Finance PLC (UK)(f)	Insurance	Subordinated Debt(g)(h)(GBP)	10.50%		2/15/2019	£14,608,000	23,428,010	22,662,392	2.2%
Travelport, LLC	Software & Services	Senior Debt(e)(k)	L + 450	1.25%	6/21/2019	$6,696,112	6,595,670	6,637,521	0.7%
		Senior Debt(e)	L + 800	1.50%	1/31/2016	18,868,125	18,479,284	19,386,998	1.9%
							25,074,954	26,024,519	2.6%
Virgin Media, Inc.	Media	Subordinated Debt(g)(h)(i)	6.38%		4/15/2023	4,000	4,000	4,030	0.0%
VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(i)	7.25%		9/15/2017	5,349,000	5,349,000	5,536,215	0.5%
Wastequip, LLC	Materials	Senior Debt(e)	L + 675	1.50%	12/15/2017	11,171,569	10,935,789	11,339,142	1.1%
Websense, Inc.	Technology Hardware & Equipment	Senior Debt(e)(k)	L + 750	1.00%	11/19/2020	32,018,197	31,858,106	32,058,220	3.2%
West Corp.	Software & Services	Subordinated Debt(e)(g)	7.88%		1/15/2019	1,575,000	1,561,035	1,638,000	0.2%
Wilton Brands, LLC	Materials	Senior Debt(e)	L + 625	1.25%	8/30/2018	12,498,974	12,279,221	12,555,219	1.2%
Zayo Group, LLC	Telecommunication Services	Senior Debt(i)	8.13%		1/1/2020	2,260,000	2,392,862	2,452,100	0.2%
		Subordinated Debt(i)	10.13%		7/1/2020	5,000,000	5,308,382	5,550,000	0.6%
							7,701,244	8,002,100	0.8%
Total Non-Control/Non-Affiliate Investments							1,133,853,588	1,139,124,231	112.6%

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Short Term Investments—4.3%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares		Short Term Investments(e)	0.02%(m)			$28,960,866	$28,960,866	$28,960,866	2.8%
State Street Institutional Liquid Reserves Fund, Institutional Class		Short Term Investments	0.09%(m)			14,933,166	14,933,166	14,933,166	1.5%
Total Short Term Investments							43,894,032	43,894,032	4.3%
TOTAL INVESTMENTS —116.9%(n)							$1,177,747,620	1,183,018,263	116.90%
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.9%)								(170,996,300)	(16.90)%
NET ASSETS—100.0%								$1,012,021,963	100.00%
Derivative Instruments—0.7% (Note 4)
Foreign currency forward contracts		Foreign currency forward contracts(g)	N/A				$—	$1,250,293	0.1%
Total return swaps		Total return swaps(g)(j)	N/A				—	5,957,578	0.6%
Total Derivative Instruments							$—	$7,207,871	0.7%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for common stock.
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

(e)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(f)	A portfolio company domiciled in a foreign country.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiary
Condensed Consolidated Schedule of Investments (unaudited) (continued)
As of June 30, 2013

(g)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act.  A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The Company calculates its compliance with the qualifying assets test on a "look through" basis by disregarding the value of the Company's total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company.  On this basis, 80.6% of the Company's total assets represented qualifying assets as of June 30, 2013.

(h)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(i)
Security or portion thereof is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.

(j)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Directors (see Note 2).
(k)	Position or portion thereof unsettled as of June 30, 2013.
(l)	A portfolio company investment structured as a credit-linked floating rate note.
(m)	7-day effective yield as of June 30, 2013.
(n)
As of June 30, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $16,379,004; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $11,108,361; the net unrealized appreciation was $5,270,643; the aggregate cost of securities for Federal income tax purposes was $1,177,747,620.

(o)	Investment was on non-accrual status as of June 30, 2013.

Abbreviations:
DE - Germany
ES - Spain
EUR - Euro; principal amount is denominated in Euros currency. €1 / US $1.301 as of June 30, 2013.
GBP - British Pound Sterling; principal amount is denominated in Pound Sterling. £1 / US $1.521 as of June 30, 2013.
L = LIBOR - London Interbank Offered Rate, typically 3-Month
LU - Luxembourg
MX - Mexico
NL - Netherlands
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

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of December 31, 2012

Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets
Total Non-Control/Non-Affiliate Investments							691,427,399	697,668,431	114.1%
Short Term Investments—2.2%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.08%(l)			2,049,281	2,049,281	2,049,281	0.4%
State Street Institutional Liquid Reserves Fund		Short Term Investments	0.16%(l)		12/31/2099	11,152,887	11,152,887	11,152,887	1.8%
Total Short Term Investments							13,202,168	13,202,168	2.2%
TOTAL INVESTMENTS —116.3%(m)							$704,629,567	710,870,599	116.3%
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)								(99,386,785)	(16.3)%
NET ASSETS—100.0%								$611,483,814	100.0%
Derivative Instruments—0.20% (Note 4)
Total return swaps		Total return swaps (g)	N/A		1/15/2016	N/A	$—	$1,349,246	0.2%
Foreign currency forward contracts		Foreign currency forward contracts (g)	N/A		1/2013	N/A	—	(146,928)	(0.0)%
Total Derivative Instruments							—	$1,202,318	0.2%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Represents amortized cost for debt securities and cost for common stock.
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

As of June 30, 2013, the Company had two wholly owned financing subsidiaries; CCT Funding LLC (“CCT Funding”), which was established on July 15, 2011 for the purpose of arranging a secured, revolving credit facility with a bank and to borrow money to invest in portfolio companies, and Halifax Funding LLC (“Halifax Funding”), which was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”).

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

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market fund/ short term investment funds and foreign currency are generally included in Level 1. The Company does not adjust the quoted price for these investments.

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

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, corporate bonds/loans and common stock investments that lack observable market pricing.

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

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment. Structuring service fees, origination, closing, commitment, and other upfront fees are generally non-recurring and recognized as revenue when earned. Loan origination fees received from corporate borrowers in connection with the closing of investments are accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, unamortized original issue discount, and unamortized market discounts are recorded as interest income.

The Company has investments in debt securities which contain a contractual payment-in-kind, or PIK, interest provision. If the borrower elects to pay, or is obligated to pay, PIK interest, and if deemed collectible in management’s judgment, then the PIK interest is computed at the contractual rate specified in the investment’s credit agreement, the computed PIK interest is added to the investment’s principal balance, and the computed PIK interest is recorded as interest income.

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

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and total return swaps.  The Company marks the value of its derivative instruments to market value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. Unrealized appreciation (depreciation) on the TRS is composed of the net accrued interest income and accrued interest expense owed and the overall change in fair value of the TRS reference assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gain (loss) on derivative instruments in the condensed consolidated statements of operations. Realized gains and losses on the TRS are composed of any realized gains or losses on the TRS reference assets and the net interest received or paid on the quarterly TRS settlement date.

Deferred Financing Costs - Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings and total return swaps. These amounts are initially recorded as prepaid and deferred expenses on the condensed consolidated statements of assets and liabilities and then subsequently amortized over the contractual term of the credit facilities and total return swap agreements as interest expense.

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

Distributions - Distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the record date.

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

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended June 30, 2013 and 2012, respectively. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment purchases, at cost	$549,049,217	$208,485,240	$785,208,326	$344,500,850
Investment sales, proceeds	238,982,729	17,265,916	288,501,782	38,811,976
Principal payments/paydown proceeds	17,678,225	7,028,546	59,695,638	9,401,188

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed draw loan commitments, or revolving credit facilities which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, the Company had one such unfunded loan commitment that amounted to $20,150,000.  The Company maintains sufficient liquidity in the form of cash, short term investments or borrowing capacity under its credit facilities to fund such unfunded loan commitments should the need arise.

As of June 30, 2013, debt instruments on non-accrual status represented 1.2% and 0.9% of total investments on a cost and fair value basis, respectively.

As of June 30, 2013, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$806,929,296	$812,544,936	71.3%	80.3%
Subordinated debt securities	326,475,384	325,955,313	28.6	32.2
Total debt securities	1,133,404,680	1,138,500,249	99.9	112.5
Common stock	448,908	623,982	0.1	0.1
Subtotal	1,133,853,588	1,139,124,231	100.0%	112.6
Short term investments	43,894,032	43,894,032		4.3
Total investments	$1,177,747,620	$1,183,018,263		116.9%

As of December 31, 2012, the Company’s investment portfolio consisted of the following:

Asset Category	Cost	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior debt securities	$519,196,084	$522,442,812	74.9%	85.4%
Subordinated debt securities	166,981,595	169,788,339	24.3	27.8
Total debt securities	686,177,679	692,231,151	99.2	113.2
Common stock	448,908	453,397	0.1	0.1
Preferred Stock	4,800,812	4,983,883	0.7	0.8
Total equity securities	5,249,720	5,437,280	0.8	0.9
Subtotal	691,427,399	697,668,431	100.0%	114.1
Short term investments	13,202,168	13,202,168		2.2
Total investments	$704,629,567	$710,870,599		116.3%

The industry composition, geographic dispersion, and local currencies of the Company's investment portfolio at fair value, excluding short-term investments and derivative instruments, as of June 30, 2013 and December 31, 2012 was as follows:

Industry Composition	June 30, 2013	December 31, 2012
Software & Services	12.4%	9.1%
Media	10.6	11.0
Technology Hardware & Equipment	10.5	7.8
Insurance	9.8	6.2
Materials	9.4	9.9
Consumer Durables & Apparel	8.1	1.0
Capital Goods	7.8	13.7
Retailing	5.1	9.2
Food, Beverage & Tobacco	5.0	1.3
Health Care Equipment & Services	3.7	6.2
Telecommunication Services	3.6	4.1
Consumer Services	2.6	3.7
Remaining Industries	11.4	16.8
Total	100.0%	100.0%
Geographic Dispersion (1)
United States	86.8%	94.4%
Luxembourg	4.5	1.3
Netherlands	4.1	—
United Kingdom	3.8	2.2
Remaining Countries	0.8	2.1
Total	100.0%	100.0%
Local Currency
U.S. Dollar	96.0%	97.3%
British Pound Sterling	3.0	1.0
Euro	1.0	1.7
Total	100.0%	100.0%

(1)   The geographic dispersion is determined by the portfolio company’s country of domicile.

During the six months ended June 30, 2013, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments on the condensed consolidated statements of assets and liabilities:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2013	December 31, 2012
Foreign currency forward contracts	Unrealized appreciation (depreciation) on derivative instruments	$1,250,293	$(146,928)
TRS	Unrealized appreciation on derivative instruments	5,957,578	1,349,246
Total		$7,207,871	$1,202,318

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2013 are in the following location on the condensed consolidated statements of operations:

		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Derivative Instrument	Statement Location	Realized Gain (Loss)
Foreign currency forward contracts	Net realized gain (loss) on derivative instruments	$(514,749)	$124,569
TRS	Net realized gain on derivative instruments	2,296,714	2,525,362
Total		$1,781,965	$2,649,931

		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Derivative Instrument	Statement Location	Unrealized Gain (Loss)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$1,237,957	$1,397,221
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(1,873,584)	4,608,332
Total		$(635,627)	$6,005,553

The Company did not have any derivative instruments during the three and six months ended June 30, 2012.

Foreign Currency Forward Contracts:

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market exchange rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with creditworthy counterparties.

At June 30, 2013, the details of the Company's open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2013	Unrealized Appreciation
EUR	July 3, 2013		€2,000,000 Sold	$2,640,300	$2,603,309	$36,991
EUR	Sep. 10, 2013		€8,100,000 Sold	10,740,276	10,546,547	193,729
GBP	Sep. 10, 2013	₤	15,100,000 Sold	23,571,930	22,955,805	616,125
GBP	Sep. 17, 2013	₤	8,498,000 Sold	13,321,975	12,918,527	403,448
Total				$50,274,481	$49,024,188	$1,250,293

At December 31, 2012, the details of the Company's open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2012	Unrealized Appreciation/ (Depreciation)
EUR	Jan. 3, 2013		€2,300,000 Sold	$2,917,964	$3,035,887	$(117,923)
EUR	Jan. 31, 2013		€6,241,682 Sold	8,249,319	8,240,679	8,640
GBP	Jan. 18, 2013	₤	4,255,000 Sold	6,874,110	6,911,755	(37,645)
Total				$18,041,393	$18,188,321	$(146,928)

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or “counterparty”).

The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the terms of the TRS, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each a “TRS reference asset” and together the “TRS reference assets”) with a maximum aggregate notional amount of $500,000,000. Under the terms of the TRS agreements, each TRS reference asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by TRS reference assets and (ii) realized gains from the sale or repayment of TRS reference assets, if any. Halifax Funding pays to BNS (i) interest on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and (ii) realized losses, if any. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, in the liquidation of TRS reference assets.

Generally, the required collateral amount is at least 40% of the notional amount of each TRS reference asset at the time that such TRS reference asset is confirmed for acquisition by the counterparty. Halifax Funding may be required to post additional collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of TRS reference assets after such value decreases below a specified amount. Halifax Funding is required to post additional collateral to ensure that the collateral market value, as solely determined by BNS, is at least equal to 25% of the value of the TRS portfolio.

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of cash collateral that is posted pursuant to the terms of the TRS agreements.  The Company has no contractual obligation to post any cash collateral or to make any interest payments to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional cash collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. The Company may terminate the TRS at any time upon providing at least 30 days notice prior to the proposed settlement date of the TRS reference assets related to such termination. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee based on the maximum spread amount to be earned by BNS over the life of the TRS Agreements. Halifax Funding would have been required to pay an early termination fee of $6,204,327 if the TRS had been terminated as of June 30, 2013. In the absence of an early termination as just described, the TRS will terminate on January 15, 2016.

As of June 30, 2013, Halifax Funding had selected 32 underlying debt positions with a total notional amount of $140,975,798 and had posted $107,948,112 in cash collateral, which is recorded as cash collateral on deposit with custodian on the condensed consolidated statements of assets and liabilities. The TRS settled notional amount as of June 30, 2013 was $212,994,046. The settled notional amount as of June 30, 2013 includes unsettled additions of reference assets of $19,286,516 and unsettled deletions of reference assets of $91,304,764.

As of December 31, 2012, Halifax Funding had selected 54 underlying debt positions with a total notional amount of $164,011,774 and had posted $87,974,019 in cash collateral, which is recorded as cash collateral on deposit with custodian on the condensed consolidated statements of assets and liabilities. The TRS settled notional amount as of December 31, 2012 was $105,013,915.

The following table summarizes the fair value components of the TRS portfolio as of June 30, 2013 and December 31, 2012, as determined by the Company’s board of directors:

	June 30, 2013	December 31, 2012
Spread interest income	$5,265,980	$938,085
Net realized gain (loss)	2,846,488	(345,303)
Net unrealized appreciation (depreciation) of reference assets	(2,154,890)	756,464
TRS Total fair value	$5,957,578	$1,349,246

The following is a summary of the TRS reference assets as of June 30, 2013:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Air Distribution Technologies, Inc.	Capital Goods	Senior Debt	L+375	1.25%	11/9/2018	$5,919,359	$6,032,299	$112,940
American Rock Salt Co., LLC	Materials	Senior Debt	L+425	1.25%	4/25/2017	3,729,525	3,734,399	4,874
Applied Systems, Inc.	Software & Services	Senior Debt (c)	L+725	1.00%	6/8/2017	4,753,942	4,742,247	(11,695)
Avaya Inc.	Technology Hardware & Equipment	Senior Debt	L+675	1.25%	3/31/2018	11,500,798	10,865,406	(635,392)
Block Communications, Inc.	Media	Subordinated Debt	7.250%		2/1/2020	114,480	113,130	(1,350)
Bon-Ton Department Stores, Inc.	Retailing	Senior Debt (b)	8.000%		6/15/2021	3,777,000	3,822,597	45,597
Builders FirstSource, Inc.	Capital Goods	Senior Debt (b)	7.625%		6/1/2021	2,649,000	2,574,028	(74,972)
Cequel Communications Holdings, LLC	Media	Subordinated Debt	5.125%		12/15/2021	8,007,000	7,526,580	(480,420)
Ceridian Corp.	Commercial & Professional Services	Senior Debt	8.875%		7/15/2019	4,456,480	4,433,876	(22,604)
Clearwater Paper Corp.	Materials	Subordinated Debt (b)	4.500%		2/1/2023	1,587,000	1,499,524	(87,476)
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt	6.625% cash or 7.375% PIK		6/1/2020	8,908,000	8,551,680	(356,320)
Container Store, Inc.	Retailing	Senior Debt	L+425	1.25%	4/6/2019	2,323,876	2,330,057	6,181
CSM Bakery Products	Food, Beverage & Tobacco	Senior Debt (b)(c)	L+375	1.00%	5/23/2020	14,532,574	14,523,473	(9,101)
GCI, Inc.	Telecommunication Services	Subordinated Debt	6.750%		6/1/2021	8,793,895	8,229,570	(564,325)
Gymboree Corp.	Retailing	Senior Debt	L+350	1.50%	2/23/2018	4,097,160	4,080,691	(16,469)
Heartland Dental Care, LLC	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt	L+500	1.25%	12/21/2018	5,988,923	6,085,123	96,200
Internet Brands, Inc.	Media	Senior Debt	L+500	1.25%	3/18/2019	453,328	447,451	(5,877)
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L+650	1.25%	7/31/2017	3,951,390	3,992,577	41,187
Maxim Crane L.P.	Capital Goods	Senior Debt	12.250%		4/15/2015	1,308,883	1,280,963	(27,920)
McJunkin Corp.	Energy	Senior Debt	L+475	1.25%	11/8/2019	4,246,423	4,210,468	(35,955)
Misys Ltd.	Software & Services	Senior Debt (b)	12.000%		6/12/2019	5,981,728	6,579,671	597,943
Misys Ltd.	Software & Services	Senior Debt (b)	L+600	1.25%	12/12/2018	1,412,020	1,389,371	(22,649)
Neenah Paper, Inc.	Materials	Subordinated Debt (b)	5.250%		5/15/2021	2,227,000	2,161,473	(65,527)
NEP Group, Inc.	Media	Senior Debt	L+825	1.25%	7/22/2020	1,314,831	1,330,916	16,085
OneStopPlus, Inc.	Consumer Durables & Apparel	Senior Debt	L+450	1.00%	2/5/2020	2,642,989	2,680,106	37,117
RedPrairie Corp.	Software & Services	Senior Debt	L+550	1.25%	12/21/2018	1,072,610	1,097,442	24,832
RedPrairie Corp.	Software & Services	Senior Debt	L+1000	1.25%	12/21/2019	5,054,580	4,791,568	(263,012)
Sanmina Corp.	Technology Hardware & Equipment	Subordinated Debt (b)	7.000%		5/15/2019	471,622	475,065	3,443
Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt	L+325	1.00%	6/15/2018	2,386,424	2,388,596	2,172
Select Medical Corp.	Health Care Equipment & Services	Subordinated Debt (b)	6.375%		6/1/2021	9,674,000	9,190,300	(483,700)
Summit Materials, LLC	Materials	Subordinated Debt	10.500%		1/31/2020	655,598	634,725	(20,873)
The TelX Group, Inc.	Telecommunication Services	Senior Debt	L+500	1.25%	9/25/2017	6,983,360	7,025,536	42,176
TOTAL						$140,975,798	$138,820,908	$(2,154,890)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	Reference asset position or portion thereof unsettled as of June 30, 2013.

The following is a summary of the TRS reference assets as of December 31, 2012:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Block Communications, Inc.	Media	Subordinated Debt	7.250%		2/1/2020	$114,480	$114,345	$(135)
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt	L+550	1.25%	7/7/2017	4,262,610	4,241,136	(21,474)
Camp International Holding Co.	Software & Services	Senior Debt	L+400	1.25%	5/31/2019	2,173,058	2,171,980	(1,078)
Catalina Marketing Corp.	Media	Subordinated Debt	10.500%		10/1/2015	7,000,000	6,871,323	(128,677)
CCC Information Services, Inc.	Software & Services	Senior Debt (c)	L+470	1.25%	12/14/2019	1,510,518	1,521,266	10,748
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	7.250%		10/30/2017	625,286	622,421	(2,865)
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/19/2019	6,912,675	6,970,839	58,164
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	2,237,153	2,342,578	105,425
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.500%		11/15/2022	6,110,822	6,411,284	300,462
Continental Airlines, Inc.	Transportation	Senior Debt (b)	8.307%		10/2/2019	605,308	569,131	(36,177)
First American Payment Systems, LP	Software & Services	Senior Debt	L+450	1.25%	10/12/2018	8,951,140	8,913,603	(37,537)
FleetPride Corp.	Capital Goods	Senior Debt (c)	L+400	1.25%	11/19/2019	4,521,864	4,517,596	(4,268)
Fly Leasing, Ltd.	Transportation	Senior Debt (b)(c)	L+450	1.25%	8/8/2018	4,193,364	4,176,908	(16,456)
GCI Inc.	Telecommunication Services	Subordinated Debt	6.750%		6/1/2021	6,643,615	6,576,845	(66,770)
Gymboree Corporation	Retailing	Senior Debt	L+350	1.50%	2/23/2018	4,097,160	3,885,421	(211,739)
Hamilton Sundstrand Industrial	Capital Goods	Senior Debt	L+375	1.25%	12/13/2019	7,920,000	8,060,000	140,000
Heartland Dental Care	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt (c)	L+500	1.25%	12/21/2018	4,202,808	4,202,808	—
Hilcorp Energy I LP	Energy	Subordinated Debt (b)	8.000%		2/15/2020	1,816,605	1,808,310	(8,295)
Hubbard Radio, LLC	Media	Senior Debt (c)	L+375	1.50%	4/28/2017	493,735	494,963	1,228
Husky Injection Molding Systems, Ltd.	Capital Goods	Senior Debt (b)(c)	L+450	1.25%	7/2/2018	1,255,775	1,248,913	(6,862)
Immucor, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+450	1.25%	8/19/2018	47,868	47,878	10
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L+650		7/31/2017	3,951,390	3,897,764	(53,626)
Jo-Ann Stores, Inc.	Retailing	Senior Debt (c)	L+350	1.25%	3/16/2018	22,847	22,827	(20)
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+425	1.25%	5/4/2018	1,971,180	1,971,209	29
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/4/2016	1,312,798	1,312,321	(477)
Local TV Finance, LLC	Media	Senior Debt (c)	L+400		5/7/2015	371,846	370,317	(1,529)
Lord & Taylor Holdings, LLC	Retailing	Senior Debt (c)	L+450	1.25%	1/11/2019	33,748	33,633	(115)
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+275	1.25%	12/13/2019	2,340,811	2,346,693	5,882
MGM Resorts International	Consumer Services	Senior Debt (b)	L+325	1.00%	12/20/2019	7,231,413	7,340,429	109,016
Misys PLC	Software & Services	Senior Debt (b)	12.000%		6/12/2019	5,981,728	5,979,313	(2,415)
NPC International, Inc.	Consumer Services	Senior Debt (c)	L+325	1.25%	12/28/2018	1,636,027	1,623,924	(12,103)
NuSil Technology LLC	Materials	Senior Debt (c)	L+375	1.25%	4/7/2017	502,540	501,129	(1,411)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)(c)	L+550		5/13/2017	7,058,793	7,065,412	6,619
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+600	1.25%	5/13/2017	284,653	282,819	(1,834)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+550		5/13/2017	25,646	25,719	73
PQ Corp.	Materials	Senior Debt	L+425	1.25%	5/8/2017	5,582,056	5,587,953	5,897
PVH Corp.	Consumer Durables & Apparel	Senior Debt (b)(c)	L+250	0.75%	12/19/2019	1,472,790	1,487,592	14,802
RedPrairie Corp.	Software & Services	Senior Debt (c)	L+550	1.25%	12/21/2018	1,078,000	1,096,857	18,857
Roofing Supply Group, LLC	Retailing	Senior Debt (c)	L+375	1.25%	5/31/2019	89,662	89,699	37
Sabre, Inc.	Transportation	Senior Debt (c)	L+575		12/29/2017	4,398,657	4,397,084	(1,573)

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Sabre, Inc.	Transportation	Senior Debt (c)	L+600	1.25%	12/29/2017	2,212,085	2,211,865	(220)
Savers, Inc.	Retailing	Senior Debt (c)	L+375	1.25%	7/9/2019	204,618	204,681	63
Scitor Corp.	Capital Goods	Senior Debt (c)	L+350	1.50%	2/15/2017	21,713	21,761	48
SGS International, Inc.	Media	Senior Debt	L+375	1.25%	10/17/2019	5,515,510	5,543,226	27,716
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+525	1.50%	4/9/2016	14,806	14,738	(68)
Spectrum Brands, Inc.	Household & Personal Products	Senior Debt (b)	L+325	1.25%	12/17/2019	1,525,129	1,551,848	26,719
Tempur-Pedic International, Inc.	Commercial & Professional Services	Senior Debt (b)(c)	L+400	1.00%	11/14/2019	6,852,112	7,000,436	148,324
Terex Corp.	Capital Goods	Subordinated Debt (b)	6.000%		5/15/2021	4,626,000	4,857,300	231,300
The TelX Group, Inc.	Telecommunication Services	Senior Debt (c)	L+500	1.25%	9/23/2017	7,018,541	6,998,936	(19,605)
Tomkins Air Distribution	Capital Goods	Senior Debt	L+375	1.25%	11/9/2018	5,949,104	6,058,021	108,917
USI Holdings Corp.	Insurance	Subordinated Debt	7.750%		1/15/2021	1,076,000	1,062,550	(13,450)
USI Holdings Corp.	Insurance	Senior Debt (c)	L+400	1.25%	12/27/2019	1,918,906	1,940,121	21,215
West Corp.	Software & Services	Subordinated Debt	8.625%		10/1/2018	6,029,800	6,095,500	65,700
West Corp.	Software & Services	Senior Debt (c)	L+425	1.25%	7/15/2016	5,021	5,013	(8)
						$164,011,774	$164,768,238	$756,464

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	Reference asset position or portion thereof unsettled as of December 31, 2012.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$646,881,312	$165,663,624	$812,544,936
Subordinated debt securities	—	314,141,086	11,814,227	325,955,313
Common stock	—	—	623,982	623,982
Subtotal	—	961,022,398	178,101,833	1,139,124,231
Short term investments	43,894,032	—	—	43,894,032
Total	$43,894,032	$961,022,398	$178,101,833	$1,183,018,263

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$1,250,293	$—	$1,250,293
Total return swaps	—	—	5,957,578	5,957,578
Total	$—	$1,250,293	$5,957,578	$7,207,871

	December 31, 2012
Investment Type	Level 1	Level 2	Level 3	Total
Senior debt securities	$—	$435,852,236	$86,590,576	$522,442,812
Subordinated debt securities	—	163,579,848	6,208,491	169,788,339
Common stock	—	—	453,397	453,397
Preferred stock	4,983,883	—	—	4,983,883
Subtotal	4,983,883	599,432,084	93,252,464	697,668,431
Short term investments	13,202,168	—	—	13,202,168
Total	$18,186,051	$599,432,084	$93,252,464	$710,870,599

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$8,640	$—	$8,640
Total return swaps	—	—	1,349,246	1,349,246
Liabilities
Foreign currency forward contracts	—	(155,568)	—	(155,568)
Total	$—	$(146,928)	$1,349,246	$1,202,318

At June 30, 2013, the Company held 12 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $178,101,833 and 15.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2013 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt		Broker Quotes	Mid Price	94.5 (94.5)	Increase
		Market Comparables	Yield	12.8% (12.8%)	Decrease
	$ 7,560,000		Discount Margin	1123 bps (1123 bps)	Decrease
			Debt/EBITDA multiple	5.1x (5.1x)	Decrease
			Illiquidity Discount	4% (4%)	Decrease
	158,103,624	Market Comparables	Yield	7.00%-11.50% (8.99%)	Decrease
			Discount Margin	567-1076 bps (801 bps)	Decrease
			Debt/EBITDA multiple	1.9-5.8x (3.9x)	Decrease
			Illiquidity Discount	0-3.00% (1.81%)	Decrease
Subordinated Debt	3,392,419	Broker Quotes	Bid Price	102.49 (102.49)	Increase
	8,421,808	Market Comparables	Yield	11.04%-11.50% (11.19%)	Decrease
			Discount Margin	909-994 bps (937 bps)	Decrease
			Debt/EBITDA multiple	4.4-6.2x (5.6x)	Decrease
			Illiquidity Discount	2.00% (2.00%)	Decrease
Common Stock			Illiquidity Discount	15% (15%)	Decrease
		Market Comparables	LTM EBITDA Multiple	14.6x (14.6x)	Increase
	623,982		Forward EBITDA Multiple	10.9x (10.9x)	Increase
		Discounted Cash Flow	Weighted Average Cost of Capital	12.9% (12.9%)	Decrease
			Exit EBITDA Multiple	10.5x (10.5x)	Increase
Total	$ 178,101,833

(1)	The TRS was valued in accordance with the TRS agreements as discussed below.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values.
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

At December 31, 2012, the Company held 18 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $93,252,464 and 13.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$ 18,681,009	Broker Quotes	Mid Price	94.25 - 102 (100.98)	Increase
	67,909,567	Broker Quotes	Mid Price	98 - 101.5 (98.55)	Increase
		Market Comparables	Yield	5.0 - 11.9% (8.91%)	Decrease
			Discount Margin	437 - 1069 bps (808 bps)	Decrease
			Illiquidity Discount	1.0 - 4.0% (2.29%)	Decrease
Subordinated Debt	6,208,491	Broker Quotes	Bid Price	104.02 (104.02)	Increase
		Market Comparables	Yield	12.0 - 13.0% (12.54%)	Decrease
			Discount Margin	1071 - 1250 bps (1170 bps)	Decrease
			EBITDA Multiple	9.6x (9.6x)	Increase
			Illiquidity Discount	2% (2%)	Decrease
			Forward EBITDA Multiple	9.8x (9.8x)	Increase
Common Stock		Market Comparables	LTM EBITDA Multiple	12.9x (12.9x)	Increase
	453,397		Illiquidity Discount	15% (15%)	Decrease
		Discounted Cash Flow	Weighted Average Cost of Capital	12.2% (12.2%)	Decrease
Total	$93,252,464

(1)	The TRS was valued in accordance with the TRS agreements as discussed below.
(2)
For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

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

The more significant unobservable inputs used in the fair value measurement of the Company’s senior and subordinated loan investments are third-party indicative broker quotes. In the event that there are limited broker quotes, then the valuation process will further rely on the inputs from comparable investments and/or discounted cash flow analysis. Depending on the type of debt investment position held by the Company, the relative comparable value analysis may rely on any of (i) market yields, (ii) discount margin, (iii) illiquidity discount and (iv) leverage EBITDA multiples analysis to either confirm a single indicative broker quote, or to determine a fair value in the absence of any broker quote. Other significant unobservable inputs used in the fair value measurement of the Company’s investments are also disclosed in the tables above. Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

The TRS is also classified as Level 3 at June 30, 2013. The Company valued its TRS in accordance with the TRS agreements between Halifax Funding and BNS, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS swap financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified in the TRS Agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company's management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by BNS, based on the inputs provided to BNS by third-party pricing services with (ii) third-party service provider pricing inputs that are independently sourced by the Company’s management and/or its Advisors. To the extent the Company's management has any questions or concerns regarding the valuation of the TRS reference assets, such valuations are discussed or challenged with BNS pursuant to the terms of the TRS agreements. Additionally, the Company’s management reviews the calculations of both collected and accrued interest, total return swap financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS.  For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period conclusions of the fair value components, as reviewed and determined by the Company’s board of directors, refer to Note 4.

The following is a reconciliation for the three months ended June 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total Return Swaps	Total
Fair Value Balance as of April 1, 2013	$76,405,042	$6,130,775	$511,755	$7,831,162	$90,878,734
Purchases	92,616,432	5,938,259	—	—	98,554,691
Net realized gain	13,097	—	—	2,296,714	2,309,811
Net change in unrealized appreciation (1)	(329,986)	(253,793)	112,227	(1,873,584)	(2,345,136)
Sales or repayments	(3,102,269)	—	—	(2,296,714)	(5,398,983)
Net discount accretion	61,308	(1,014)	—	—	60,294
Transfers out of Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Fair Value Balance as of June 30, 2013	$165,663,624	$11,814,227	$623,982	$5,957,578	$184,059,411
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2013 (1)	$(304,713)	$(253,793)	$112,227	$(1,873,584)	$(2,319,863)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

The following is a reconciliation for the six months ended June 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Senior Debt Securities	Subordinated Debt Securities	Common Stock	Total Return Swaps	Total
Fair Value Balance as of January 1, 2013	$86,590,576	$6,208,491	$453,397	$1,349,246	$94,601,710
Purchases	102,818,908	5,938,259	—	—	108,757,167
Net realized gain	60,292	—	—	2,525,362	2,585,654
Net change in unrealized appreciation (1)	(620,384)	(330,557)	170,585	4,608,332	3,827,976
Sales or repayments	(6,400,178)	—	—	(2,525,362)	(8,925,540)
Net discount accretion	649,248	(1,966)	—	—	647,282
Transfers out of Level 3	(17,434,838)	—	—	—	(17,434,838)
Transfers into Level 3	—	—	—	—	—
Fair Value Balance as of June 30, 2013	$165,663,624	$11,814,227	$623,982	$5,957,578	$184,059,411
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2013 (1)	$(51,517)	$(330,557)	$170,585	$4,608,332	$4,396,843

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

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

No securities were transferred into the Level 3 hierarchy and six were transferred out of the Level 3 hierarchy during the six months ended June 30, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 2 and Level 3 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying value of the Company’s credit facilities approximate their fair value and they would be classified as Level 2 with regards to the fair value hierarchy.

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

The Company entered into an investment advisory agreement with CNL (together with one amendment, the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets at the end of the two most recently completed months and it is computed and paid monthly. Gross assets include assets purchased with borrowed funds, TRS unrealized depreciation or appreciation and collateral posted with custodian in connection with TRS, but exclude deferred offering expense. CNL also earns a performance-based incentive fee that is comprised of the following two parts:

(i)
a subordinated incentive fee on pre-incentive fee net investment income, that is paid quarterly if earned, and it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital and

(ii)
an incentive fee on capital gains that is paid annually if earned, and it is equal to 20% of (A) all realized gains on a cumulative basis from inception, net of (i) all realized losses on a cumulative basis, (ii) unrealized depreciation at year end and (iii) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty), and subtracting  (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. Beginning February 1, 2012, the Company implemented an initial reimbursement rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. Beginning March 1, 2013, the Company changed the reimbursement rate to 1% of gross offering proceeds.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company's board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the quarterly share repurchase programs, compliance services, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and/or reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) the Offering. Related party fees, expenses and reimbursement of expenses incurred in the three and six month period ended June 30, 2013 and the three and six month period ended June 30, 2012 are summarized below:

		Three Months Ended		Six Months Ended
Related Party	Source Agreement & Description	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
CNL Securities Corp.	Managing Dealer Agreement: selling commissions and marketing support fees	$21,278,714	$13,767,017	$39,777,914	$22,636,040
CNL and KKR	Investment Advisory Agreement: base management fees (investment advisory fees)	6,490,803	1,621,659	11,351,469	2,515,819
CNL and KKR	Investment Advisory Agreement: performance-based incentive fees(1)	—	—	—	—
CNL and KKR	Investment Advisory Agreement: organization and offering expenses reimbursement(2)	2,325,588	1,087,899	3,992,296	1,615,640
CNL	Administrative Services Agreement: administrative and compliance services	355,409	199,597	690,001	318,415

(1)
During the six months ended June 30, 2013 and 2012, the Company recorded performance-based incentive fee expense of $136,857 and $532,967, respectively. The incentive fee was accrued based on the hypothetical liquidation of the investment portfolio as of the end of each reporting period. The incentive fee on capital gains was not earned by the Advisors or payable to the Advisors as of June 30, 2013 and 2012.

(2)
The Advisors received reimbursement payments for offering expenses in the amount of $3,637,309 in the six months ended June 30, 2013, including $436,903 that was recorded as reimbursement payable at December 31, 2012. The Company recorded a reimbursement payable to the Advisors in the amount of $791,890 for offering expenses as of June 30, 2013 which is included in other accrued expenses and liabilities on the condensed consolidated statements of assets and liabilities. The Advisors received reimbursement payments for organization and offering expenses in the amount of $1,184,860 in the six months ended June 30, 2012, including $896,218 for organization expenses and $288,642 for offering expenses. The Company recorded a reimbursement payable to the Advisors in the amount of $430,780 for offering expenses as of June 30, 2012 which is included in other accrued expenses and liabilities on the condensed statements of assets and liabilities. As of June 30, 2013, the outstanding unreimbursed Offering expenses, net of reimbursement payable, amounted to $1,627,885.

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

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, and (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base management fees and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the end of any such calendar year (the “Reimbursement Limit Percentage”). The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period.

Presented below is a summary of Expense Support Payments and the associated terminal eligibility dates for Reimbursement Payments for the years ending December 31, 2011 and December 31, 2012.

Period Ended	Expense Support Payments Received from Advisors	Reimbursement Payments to Advisors	Unreimbursed Expense Support Payments(1)	Reimbursement Payments Eligibility through
December 31, 2011	$1,375,592	$1,375,592	$—	—
December 31, 2012	1,590,221	454,157	1,136,064	December 31, 2015
Total	$2,965,813	$1,829,749	$1,136,064

(1)	As of June 30, 2013 the Company has accrued $1,136,064 for Reimbursement Payment to Advisors.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of June 30, 2013, management believes that the risk of incurring any losses for such indemnification is remote.

7.	Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net increase in net assets resulting from operations	$3,393,996	$2,075,699	$26,836,755	$7,551,627
Weighted average shares outstanding	92,302,446	22,102,008	81,887,209	16,525,646
Basic/diluted net increase in net assets from operations per share (1)	$0.04	$0.09	$0.33	$0.46

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.	Distributions

The Company's board of directors declared distributions for 26 record dates in the six months ended June 30, 2013. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the six months ended June 30, 2013 are presented in the table below.

Declared Distributions	Per Share	Amount	Allocation
For three months ended March 31, 2013 (13 record dates)	$0.20	$13,735,491
For three months ended June 30, 2013 (13 record dates)	0.19	17,807,154
Total Declared Distributions for the six months ended June 30, 2013	$0.39	$31,542,645	100.0%
From Net Investment Income	$0.19	$14,969,497	47.5
From Realized Gains	0.08	6,843,493	21.7
Distributions in Excess of Net Investment Income	0.12	9,729,655	30.8

Sources of distributions, other than net investment income and realized gains, include the ordinary income component of prior year tax basis accumulated earnings and adjustments made to GAAP net investment income to arrive at taxable income available for distributions. The following table summarizes the primary sources of differences between net investment income and taxable income available for distributions that contribute to distributions in excess of net investment income for the six months ended June 30, 2013.

For the six months ended June 30, 2013	Amount
Ordinary income component of tax basis accumulated earnings	$819,014
Unearned performance-based incentive fee	136,857
Offering expenses	2,646,680
Net change in unrealized appreciation on total return swaps	4,608,332
Net change in unrealized appreciation on foreign currency forward contracts	1,397,221
Total(1)	$9,608,104

(1)
The above table does not present all adjustments to calculate taxable income available for distributions. A final determination of taxable income, taxable income available for distributions and the tax classifications of the 2013 calendar year paid distributions, is made annually at the end of the year.

On June 17, 2013, the Company’s board of directors declared distributions of $0.015004 per share per week for the time period beginning on July 2, 2013 through and including August 28, 2013. The distributions will be paid monthly.

9.           Share Transactions

On January 29, 2013 and May 7, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Offering to $11.05 and $11.10, respectively, to ensure that the associated net offering price per share, exclusive of sales load, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the six months ended June 30, 2013 and June 30, 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	39,284,016	$430,656,506	22,043,951	$236,694,465
Commissions and Marketing Support Fees	—	(39,777,914)	—	(22,636,040)
Net Proceeds to Company	39,284,016	390,878,592	22,043,951	214,058,425
Reinvestment of Distributions	1,592,660	15,865,179	344,681	3,348,013
Net Proceeds from Offering	40,876,676	$406,743,771	22,388,632	$217,406,438
Average Net Proceeds Per Share	$9.95		$9.71

As of June 30, 2013, the Company has sold 103,655,780 shares of common stock through the Offering, including reinvestment of distributions, for total gross proceeds of $1,117,886,989.

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

The following table is a summary of the share repurchases completed during the six months ended June 30, 2013:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Purchased	No. of Shares Purchased/ Total Offer	Price Paid per Share	Total Consideration
February 20, 2013	785,106	84,074	11%	$9.73	$818,045
May 24, 2013	1,158,737	68,788	6%	9.91	681,687
Total	1,943,843	152,862	8%		$1,499,732

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2013 and June 30, 2012.

	Six Months Ended
OPERATING PERFORMANCE PER SHARE	June 30, 2013	June 30, 2012
Net Asset Value, Beginning of Period	$9.75	$9.21
Net Investment Income, Before Expense Support/ Reimbursement (1)	0.19	0.20
Expense Support/ Reimbursement (1)	(0.01)	0.09
Net Investment Income (1)	0.18	0.29
Net Realized and Unrealized Gain (1)(2)	0.21	0.42
Net Increase Resulting from Investment Operations	0.39	0.71
Distributions from Net Investment Income (3)	(0.19)	(0.29)
Distributions from Realized Gains (3)	(0.08)	(0.09)
Distributions in Excess of Net Investment Income(3)(10)	(0.12)	—
Net Decrease Resulting from Distributions to Common Shareholders	(0.39)	(0.38)
Capital Share Transactions
Issuance of common stock above net asset value (4)	0.03	0.10
Repurchases of common stock (5)	—	—
Net Increase Resulting from Capital Share Transactions	0.03	0.10
Net Asset Value, End of Period	$9.78	$9.64
INVESTMENT RETURNS
Total Investment Return-Net Price (6)	3.19%	8.60%
Total Investment Return-Net Asset Value (7)	4.30%	8.77%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Period	$1,012,022	$284,026
Average Net Assets (8)	$808,277	$158,526
Average Credit Facility Borrowings(8)	$217,535	$62,108
Shares Outstanding, End of Period	103,452	29,462
Weighted Average Shares Outstanding	81,887	16,526
Ratios to Average Net Assets: (8)
Total Operating Expenses Before Expense Support/Reimbursement	2.45%	4.00%
Total Operating Expenses After Expense Support/Reimbursement	2.59%	3.01%
Net Investment Income	1.85%	3.06%
Portfolio Turnover Rate	32%	16%
Asset Coverage Ratio (9)	6.00	4.64

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
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

(5)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(6)
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

(8)
The computation of average net assets and average credit facility borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.

(9)
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

(10)
See Note 8 of the condensed consolidated financial statements for further insight into the sources of distributions that contribute to the occurrence of distributions in excess of net investment income.

11.	Revolving Credit Facilities and Borrowings

The following table presents summary information with respect to the Company’s outstanding credit facilities as of June 30, 2013.

Summary of Revolving Credit Facilities as of June 30, 2013
	Deutsche Bank Credit Facility	BNP Credit Facility
Maturity	August 22, 2013 to February 11, 2015	June 29, 2014
Unused Commitment Fee	0.50% to 0.75%	0.55%
Stated Interest Rate	L + 1.50% to 2.33%	L+ 1.10%
Borrowing Commitment Amount	$340,000,000	$200,000,000
Amount Borrowed as of June 30	69,440,000	100,000,000
Unused Borrowing Commitment Balance as of June 30	$270,560,000	$100,000,000
For the three months ended June 30, 2013:
Average Borrowings (1)	$204,604,835	$68,421,053
Direct Interest Expense	1,085,710	46,727
Unused Commitment Fees	155,461	18,333
Amortization of Deferred Financing Costs	202,093	21,325
Total Interest Expense	$1,443,264	$86,385
Weighted Average Interest Rate	2.15%	1.29%
For the six months ended June 30, 2013:
Average Borrowings (1)	$210,352,597	$68,421,053
Direct Interest Expense	2,270,330	46,727
Unused Commitment Fees	155,814	18,333
Amortization of Deferred Financing Costs	328,708	21,325
Total Interest Expense	$2,754,852	$86,385
Weighted Average Interest Rate	2.19%	1.29%

(1)  Average borrowings for the BNP Credit Facility are calculated since the inception of the facility, or June 12, 2013.

Deutsche Bank Credit Facility

On February 11, 2013, CCT Funding, Deutsche Bank AG, New York Branch, (“Deutsche Bank”), and the other lenders party thereto entered into an amendment (the “Third Amendment”) to the multi-lender, revolving credit facility (“the Deutsche Bank Credit Facility”) that CCT Funding originally entered into with Deutsche Bank on August 22, 2011. Deutsche Bank is a lender and serves as administrative agent under the Deutsche Bank Credit Facility.

The Third Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100,000,000. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Deutsche Bank Credit Facility. The Third Amendment reclassified the prior Tranche B Loans as the “Tranche B2 Loans” and the prior Tranche C Loans as the “Tranche B1 Loans.” As amended, loans under the Deutsche Bank Credit Facility will generally bear interest based on a three-month adjusted LIBOR (“Adjusted LIBOR”) for the relevant interest period (except with respect to the Tranche A Loans, which bear interest based on one-month Adjusted LIBOR), plus a spread. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche B1 Loans, Tranche B2 Loans and Tranche D Loans under the Third Amendment. As of June 30, 2013, the Company has incurred deferred financing costs of $1,338,036 in connection with arranging and amending the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of June 30, 2013, management believes that the Company was in compliance with the covenants of the Deutsche Bank Credit Facility.

BNP Credit Facility

On June 4, 2013, the Company entered into a committed facility arrangement, which became effective on June 12, 2013, with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which the Company may borrow up to $200,000,000. The BNP Credit Facility consists of a set of agreements (namely, a Committed Facility Agreement by and between the Company and BNP (the “BNP Credit Facility”), a U.S. Prime Brokerage Agreement by and between the Company and BNP and a Special Custody and Pledge Agreement by and among the Company, BNP and State Street Bank and Trust Company (the “Custodian”), each dated as of June 4, 2013), which are collectively referred to herein as the BNP Financing Agreements.

The Company pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. The pledged assets may consist of U.S. cash, U.S. Government securities and other margin-eligible securities acceptable to BNP and the Custodian. Such pledged assets are held in a segregated custody account with the Custodian. The amount of assets required to be pledged by the Company is determined in accordance with the margin requirements described in the BNP Financing Agreements. The Company retains the benefits of ownership of the assets pledged to secure borrowings under the Financing Agreements. As of June 30, 2013, the Company has investments with a fair value of $159,345,198 pledged as collateral under the BNP Credit Facility. Interest is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. The Company also pays an annual commitment fee of 0.55% on any unused commitment amounts. As of June 30, 2013, the Company has incurred deferred financing costs of $413,503 in connection with arranging the BNP Credit Facility.

In connection with the BNP Credit Facility, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and facility termination events, the BNP Financing Agreements contain the following additional facility termination events, among others: (a) the occurrence of a default, termination event or similar condition by the Company under third-party contracts above a specified value; (b) any change in BNP’s interpretation of applicable law that, in the reasonable opinion of external counsel to BNP, has the effect of impeding or prohibiting the arrangements under the BNP Financing Agreements; (c) specified material reductions in the Company’s net asset value, including if such net asset value declines at any month-end to less than 50% of its net asset value in effect as of the most recent fiscal year end; (d) any change in the Company’s fundamental investment policies; and (e) the termination of the investment management agreement with the Company’s investment advisor or if the Company’s investment advisor otherwise ceases to act as investment advisor of the Company and is not immediately replaced. The Company may terminate the BNP Credit Facility with 180 days’ notice. If certain margin and collateral requirements, minimum net assets or other covenants are not met, the BNP Credit Facility could be deemed in default and result in termination. Absent a default or facility termination event, BNP is required to provide the Company with 364 days’ notice prior to terminating or amending the BNP Credit Facility. As of June 30, 2013, management believes that the Company was in compliance with the covenants of the BNP Credit Facility.

Under the terms of the BNP Financing Agreements, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), subject to certain limits. The Company receives a fee from BNP in connection with any Rehypothecated Securities. The Company may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by the Company to BNP. The Company may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, the Company will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the Financing Agreements. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by the Company under the BNP Financing Agreements, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. The Company will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities.

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2013 and December 31, 2012. As of June 30, 2013, the Company’s unfunded commitments amounted to $20,150,000 for two loans associated with one portfolio company.

13.	Subsequent Events

On July 10, 2013, the Company filed its tender offer statement with the SEC on Schedule TO. The Company is offering to repurchase up to 1,596,287 shares of common stock at a cash price of $9.78 per share.

As of August 9, 2013, the total amount borrowed under the Company’s credit facilities was $334,440,000.

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

EXECUTIVE OVERVIEW

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”), collectively, the “Advisors”, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”).  CNL also provides the administrative services necessary for us to operate.

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

On June 21, 2013, we filed a registration statement on Form N-2 (Registration No. 333-189544) with the SEC in connection with the proposed offering of up to 150 million shares of common stock (the “Follow-On Offering”). The Follow- On Offering will not commence until it is declared effective by the SEC. The terms of the Follow-On Offering are expected to be substantially the same as our Initial Offering; however, our board of directors may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the maximum number of shares to be registered in the offering or determine not to commence the offering.

Investment Objective and Investment Program

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. A substantial portion of our portfolio consists of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may also potentially purchase common or preferred equity interests in our portfolio companies.

As of June 30, 2013, our investment program consisted of two main components.  First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and primary issuance transactions.  We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we have been increasing our economic exposure to portfolio companies by entering into a total return swap arrangement (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets or “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets.  In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the notional amount of TRS reference assets.  At the end of the TRS contract life, we will receive additional economic benefit if the net value of the TRS Portfolio appreciates relative to its notional amount.  Conversely, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to its notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

On May 23, 2013 we were granted exemptive relief by the SEC which expanded our ability to co-invest in privately negotiated transactions with other investment funds affiliated with KKR (the “Co-Investment Transactions”).    Accordingly, our Advisors are able to pursue and access investment opportunities where:

(i)	the business terms for investing debt and equity capital in the portfolio company are negotiated in all respects,

(ii)	KKR or one or more of its affiliates is directly sourcing and negotiating the business terms of the Co-Investment Transaction, and

(iii)	we can establish and liquidate our investment position alongside other investment funds that are managed by KKR or that represent affiliates of KKR.

Our Advisors expect that these Co-Investment Transactions will represent an increasing portion of the Investment Portfolio and therefore we can expect some of the following changes as a result of more emphasis on Co-Investment Transactions as another means to invest in the debt securities issued by portfolio companies:

•
An increase in the proportion of debt investments of portfolio companies that are originated directly by KKR and its affiliates as primary market negotiated transactions, and a commensurate reduction in the proportion of our portfolio that is comprised of debt investments that are acquired and liquidated through secondary market transactions, thereby altering the liquidity characteristics of our Investment Portfolio;

•
An increase in the average amount invested per portfolio company as a result of (i) a reduction in the overall number of portfolio companies held in the Investment Portfolio and (ii) the  likely increase in the average amount of capital that is committed to primary market negotiated transactions, including Co-Investment Transactions, thereby altering the investment diversification and concentration characteristics of our Investment Portfolio;

•
An increase in the number of investments and the proportion of our portfolio that will rely on valuation inputs that are unobservable and where initially there is little, if any, market activity for the Co Investment Transaction, thereby relying to a greater extent on the Company’s board of directors to determine in good faith the fair value of an increasing number of our investments, including Co-Investment Transactions in accordance with the our valuation policies and procedures;

•
The addition of new borrowing arrangements, including secured credit facilities and unsecured debt issuance, to finance Co-Investment Transactions with borrowed capital in addition to equity capital available to us, while adhering to the borrowing limitations that already apply to us and other business development companies pursuant to the 1940 Act.

 The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of equity capital we raise from offering common stock in our company and the amount of capital we may borrow under our revolving credit facilities.

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

FINANCIAL AND OPERATING HIGHLIGHTS

At June 30, 2013 ($ in millions except per share data)
Total consolidated assets	$1,409.92
Adjusted total assets (Total consolidated assets net of payable for investments purchased)	$1,189.31
Investment in portfolio companies	$1,139.12
Borrowings - credit facilities	$169.44
Borrowings - TRS deemed senior securities	$33.03
Net assets	$1,012.02
Average net assets	$808.28
Average credit facility borrowings	$217.53
Net asset value per share	$9.78
Leverage ratio (Borrowings/Adjusted total assets) as of June 30, 2013	17%
Weighted average asset coverage ratio (six months ended June 30, 2013)	3.51

Portfolio Activity for the Six Months Ended June 30, 2013 ($ in millions except per share data)
Cost of investments purchased	$785.21
Sales, principal payments and paydown proceeds	$348.20
Net investment income	$14.97
Net realized gains on investments, derivative instruments and foreign currency transactions	$6.84
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	$5.02
Net increase in net assets from operations	$26.84
Total distributions declared	$31.54
Net investment income before incentive fees per share	$0.18
Net investment income per share	$0.18
Earnings per share	$0.33
Distributions declared per share outstanding for the entire period	$0.39

Common Stock Offering Summary for the Six Months Ended June 30, 2013
(All amounts in millions except per share data)
Gross proceeds	$430.66
Net proceeds to Company	$406.74
Average net proceeds per share	$9.95
Shares issued in connection with common stock offering	39.28

BUSINESS ENVIRONMENT

Over the second quarter of 2013 the market’s uncertainty regarding future U.S. monetary policy precipitated in a sell-off, and will likely continue to shape the performance of high yield bonds and bank loans over the remainder of the year.  Fundamentals and robust credit underwriting remain a priority as recent market driven volatility caused default rates to trend higher from their post credit-crisis lows.  In the second quarter, bond funds, which are more subject to interest-rate risk than loan funds, experienced outflows while capital inflows into loan funds remained steady.  While we expect that floating rate bank loans will remain a significant percentage of our portfolio, the backup in bond yields created an attractive re-entry point to selectively increase allocations to high yield bonds during the three months ended June 30, 2013. Further, market volatility and increasing merger and acquisition activity has begun to tilt investment yields back into lenders' favor and over the next few quarters we expect that proprietary deals of Co-Investment Transactions will be an increasing part of our investment strategy over the next few quarters.

The combination of interest rate increases and bond fund cash outflows led the bond market to losses this quarter while loans were less affected due to their floating rate nature and cash inflows into loan funds. The S&P Leveraged Loan Index, a measure of senior secured debt, increased 0.19% during the second quarter of 2013 and the Merrill Lynch High Yield Master II, a measure of subordinated debt, decreased 1.35% over the same period. Three-month LIBOR, a common base rate for loans, continued its descent in the second quarter by decreasing 1 basis point (“bps”) from last quarter and 19 bps from the same period last year, to finish the period at 0.27%. The five-year US Treasury note interest yield, a common benchmark for bond yield comparisons, continued its ascent by increasing 64 bps for the quarter and 69 bps over the trailing 12 months, to finish the period at 1.41%.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months Ended June 30, 2013

The following table summarizes our investment activity for the three months ended June 30, 2013, excluding our short term investments.

	Investment Activity Summary for the Three Months Ended June 30, 2013 ($ in millions)
	Investment Portfolio	TRS Portfolio
Total Fair Value	$1,139.12	$138.82
Incremental Investment Activity	$549. 05	$100.24
Investment Sales	$238.98	$267.57
No. Portfolio Companies	98	30
Portfolio Company Additions	27	11
Portfolio Company Exits	57	54
No. Debt Investments	121	32
Debt Investment Additions	43	14
Debt Investment Exits	89	67
No. Equity Investments	1	—

While the Investment Portfolio and the TRS Portfolio are accounted for, and presented as, two distinct portfolios, the two portfolios had 15 debt investment positions and 19 portfolio companies in common as of June 30, 2013. The fair value of our Investment Portfolio, excluding our short term investments, increased by 33% during the three months ended June 30, 2013 primarily due to an increase in equity capital available for investment; the fair value of our TRS Portfolio decreased by 60% during the same period, primarily due to a substantial deletion and liquidation of reference assets in the TRS Portfolio.  More importantly, the overall changes in the (i) the number of portfolio companies, (ii) the number of debt investments and (iii) the relative allocation of investment activity between the Investment Portfolio and the TRS Portfolio during the three months ended June 30, 2013 were the result of opportunistic harvesting of unrealized gains and portfolio strategic repositioning activities conducted by our Advisors that will allow us to invest in primary market negotiated Co-investment Transactions and other originated transactions. We invested $46.73 million in one Co-Investment Transaction during the three months ended June 30, 2013 (Polyconcept).

The following information consists of additional segmentation analysis of our Investment Portfolio and TRS Portfolio based on asset categories and debt investment characteristics. However, our investment program is not managed with any specific asset category target goals.

The next table summarizes the composition of our Investment Portfolio and our TRS Portfolio based on fair value as of June 30, 2013, excluding our short term investments.

	Fair Value Summary As of June 30, 2013
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt securities:
First lien	$478,373,824	42.0%	$70,882,995	51.1%
Second lien	325,117,803	28.5	22,547,962	16.2
Secured bonds	9,053,309	0.8	7,007,904	5.1
Total senior debt securities	812,544,936	71.3	100,438,861	72.4
Subordinated debt securities	325,955,313	28.6	38,382,047	27.6
Total debt securities	1,138,500,249	99.9	138,820,908	100.0
Common stock	623,982	0.1	—	—
Total	$1,139,124,231	100.0%	$138,820,908	100.0%

The next table summarizes the composition of our Investment Portfolio based on amortized cost and the TRS Portfolio based on notional amount as of June 30, 2013. The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The debt investments in our Investment Portfolio were purchased at an average price of 99.6% of par value.

	Investment Portfolio Cost and TRS Notional Amount Summary As of June 30, 2013
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt securities:
First lien	$476,717,445	42.0%	$71,240,759	50.5%
Second lien	321,439,329	28.4	22,190,964	15.8
Secured bonds	8,772,522	0.8	7,105,480	5.0
Total senior debt securities	806,929,296	71.2	100,537,203	71.3
Subordinated debt securities	326,475,384	28.8	40,438,595	28.7
Total debt securities	1,133,404,680	100.0	140,975,798	100.0
Common stock	448,908	0.0	—	—
Total	$1,133,853,588	100.0%	$140,975,798	100.0%

The next table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of June 30, 2013.

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Percent of portfolio	60.5%		57.8%		58.8%		74.2%
Percent of floating rate debt investments with interest rate floors	88.0%		87.3%		100.0%		87.0%
Weighted average interest rate floor	1.2%		1.3%		1.2%		1.2%
Weighted average coupon spread	673	bps	595	bps	528	bps	433	bps
Weighted average years to maturity	5.5		5.2		2.0		5.8

Fixed interest rate debt investments:
Percent of portfolio	39.5%		42.2%		41.2%		25.8%
Weighted average coupon rate	9.8%		9.5%		7.3%		8.3%
Weighted average years to maturity	5.6		5.6		7.4		7.0

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly.  The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.272% and 0.282% during the three months ended June 30, 2013 and the terminal value was 0.273% on June 28, 2013.

As of June 30, 2013, our Investment Portfolio of 98 portfolio companies was diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2012 that consisted of 126 portfolio companies diversified across 23 distinct industry classifications.  As of June 30, 2013, the TRS Portfolio consisted of 30 portfolio companies diversified across 14 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2012 that consisted of 47 portfolio companies diversified across 18 distinct industry classifications. The next table presents a diversification summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications at June 30, 2013 and December 31, 2012.

	Investment Portfolio as of		TRS Portfolio as of
Industry Classification	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Software & Services	12.4%	9.1%	13.4%	15.6%
Media	10.6	11.0	6.8	13.8
Technology Hardware & Equipment	10.5	7.8	17.2	2.4
Insurance	9.8	6.2	1.7	1.8
Materials	9.4	9.9	5.8	3.7
Consumer Durables & Apparel	8.1	1.0	1.9	0.9
Capital Goods	7.8	13.7	7.1	15.0
Retailing	5.1	9.2	7.4	2.6
Food, Beverage & Tobacco	5.0	1.3	10.5	—
Health Care Equipment & Services	3.7	6.2	6.6	7.7
Telecommunication Services	3.6	4.1	11.0	8.2
Consumer Services	2.6	3.7	—	5.4
Remaining Industries	11.4	16.8	10.6	22.9
Total	100.0%	100.0%	100.0%	100.0%

Our Investment Portfolio may contain loans that are in the form of lines of credit, unfunded delayed draw loan commitments or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, we had two unfunded loan commitments (one portfolio company) that totaled $20,150,000.  We maintain sufficient liquidity in the form of cash on hand, cash proceeds from unsettled liquidated investments, and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments should the need arise.

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

Offering of Common Stock

On June 23, 2010, we filed our Registration Statement with the SEC to register the Offering. The Offering, which relates to the offer and sale on a continuous basis of up to 150 million of shares of common stock, commenced on April 4, 2011 when the Registration Statement was declared effective. We raised net proceeds of $220.29 million and $406.74 million during the three and six months ending June 30, 2013, respectively. As of June 30, 2013, we have raised net proceeds of $1,015.87 million through the sale of 103.66 million shares of common stock since we commenced our Offering, including the reinvestment of distributions into shares of our common stock.

Credit Facilities

We borrow funds to invest alongside the equity capital proceeds of our Offering to increase our investment positions in portfolio companies and to further diversify the number of portfolio company investment positions. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing incurrence or issuance of our corporate debt securities, if any.

In 2011, our wholly-owned special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). At the time CCT Funding initially entered into the Deutsche Bank Credit Facility, Deutsche Bank was the sole initial lender. On February 11, 2013, CCT Funding, Deutsche Bank and a second lender entered into an amendment (the “Third Amendment”) to the Deutsche Bank Credit Facility.  The Third Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100.00 million. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Deutsche Bank Credit Facility.

CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 66% of our total Investment Portfolio, including money market investments, was held as collateral at CCT Funding under the Deutsche Bank Credit Facility as of June 30, 2013.

The Deutsche Bank Credit Facility currently provides for borrowings in an aggregate amount up to $340.00 million.  We have incurred costs of $1.34 million in connection with arranging and amending the Deutsche Bank Credit Facility, primarily consisting of upfront commitment and legal fees.  We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the life of the credit facility.  As of June 30, 2013, $0.82 million of such deferred financing costs had yet to be amortized to interest expense.

As of June 30, 2013, $69.44 million was borrowed and outstanding as Tranche A Loans. The unused commitment balances were $5.56 million, $65.00 million, $100.00 million and $100.00 million under the Tranche A Loans, Tranche B1 Loans, Tranche B2 Loans and Tranche D Loans commitments, respectively. For the three months and six months ending June 30, 2013, our all-in cost of financing for the Deutsche Bank Credit Facility, including fees and expenses, was 2.86% and 2.66%, respectively.

On June 4, 2013, we entered into a committed facility arrangement (the “BNP Credit Facility”), which became effective on June 12, 2013, with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which we may borrow up to $200 million.  The BNP Credit Facility is secured by certain assets in our portfolio that have been pledged as collateral.  The amount of assets that we are required to pledge is determined in accordance with the margin requirements of the BNP Credit Facility. Approximately 13% of our total Investment Portfolio, including money market investments, was pledged as collateral under the BNP Credit Facility as of June 30, 2013. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. The Company also pays an annual commitment fee of 0.55% on any unused commitment amounts.

As of June 30, 2013, $100.00 million was borrowed and outstanding under the BNP Credit Facility. For the three months and six months ending June 30, 2013, our all-in cost of financing for the BNP Credit Facility, including fees and expenses, was 2.46%. We have incurred costs of $0.41 million in connection with arranging the BNP Credit Facility, primarily consisting of upfront commitment and legal fees.  We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the initial term of the credit facility.  As of June 30, 2013, $0.39 million of such deferred financing costs had yet to be amortized to interest expense.

As of June 30, 2013, the ratio of total credit facility borrowings-to-adjusted total assets was 14%. (Adjusted total assets is equal to total consolidated assets excluding payable for investments purchased.) We will continue to draw on the revolving credit facilities and combine borrowed funds with equity capital to increase and expand our investment positions in portfolio companies. Additionally, we may further increase the aggregate borrowing commitment in the future beyond the current amount of $540.00 million that is available to us from two revolver credit facilities, and/or we may add additional credit arrangements.  See “Note 11 Revolving Credit Facilities and Borrowings” in our condensed consolidated financial statements for additional disclosures regarding our credit facilities.

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

Pursuant to Halifax Funding’s limited liability company operating agreement, we act as the manager of Halifax Funding and exercise Halifax Funding’s rights under the TRS, including selecting the specific loans or bonds to be included in, or deleted from, the TRS Portfolio. The loans and/or bonds selected by Halifax Funding for purposes of inclusion in the TRS Portfolio are selected by us in accordance with our investment objective.  Each selected loan or bond, and the TRS Portfolio taken as a whole, must also meet criteria described in the TRS Agreements.  BNS, as calculation agent, determines whether each loan or bond complies with the TRS portfolio criteria. Halifax Funding receives quarterly from BNS all collected interest and fees from the portfolio of TRS reference assets. Halifax Funding pays to BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted cash collateral) equals or exceeds 50% of the notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS notional amount. In addition, upon the sale or repayment of any TRS reference asset, Halifax Funding will either receive from BNS the realized gain in the value of such reference asset relative to its notional amount, or pay to BNS any realized loss in the value of the reference asset relative to its notional amount.  The required amount of collateral may exceed 50% of the notional amount in the event that reference asset(s) or groupings of assets exceed certain portfolio concentration threshold.

Under the terms of the TRS Agreements, Halifax Funding may be required to post additional collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the portfolio of TRS reference assets after such value decreases below a specified amount. The minimum additional collateral that Halifax Funding is required to post pursuant to the TRS Agreements is equal to the amount required to ensure that the value of the TRS credit support is equal to 25% of the value of the TRS Portfolio.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted pursuant to the terms of the TRS Agreements. We have no contractual obligation to post any collateral or to make any payments on behalf of Halifax Funding to BNS.  We may, but are not obligated to, increase our equity capital investment in Halifax Funding for the purpose of funding any additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS Agreements. If we do not make any such additional equity capital investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS Agreements, then BNS will have the right to terminate the TRS Agreements and seize the collateral posted by Halifax Funding. In the event of an early termination of the TRS, Halifax Funding would be required to pay an early termination fee.

All collateral required to be posted under the TRS Agreements is held in the custody of The Bank of Nova Scotia Trust Company of New York, as custodian (the “Custodian”). The Custodian will maintain and perform certain custodial services with respect to the collateral pursuant to a custodian agreement (the “BNS Custodian Agreement”) among us, Halifax Funding, BNS, and the Custodian. The BNS Custodian Agreement and the obligations of the Custodian will continue until BNS has notified the Custodian in writing that all obligations of the Halifax Funding under the TRS Agreements have been satisfied.

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

For purposes of the asset coverage ratio test applicable to us under the 1940 Act as a business development company, we treat the difference between (i) the TRS notional amount, and (ii) the actual amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS Agreements. Further, for purposes of determining our compliance with the 70% qualifying asset requirement of Section 55(a) under the 1940 Act, we treat a TRS reference asset as a qualifying asset if the obligor associated with the TRS reference asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan remain taxable to the U.S. shareholder.
The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three and six months ended June 30, 2013:

	Per Share	Amount
For the three months ended June 30, 2013	$0.195052	$17,807,1544
For the six months ended June 30, 2013	0.390104	31,542,6455

Approximately 50% of the distributions we paid in the six-month period ended June 30, 2013 were reinvested in shares of our common stock at the prevailing net offering price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies. See Note 8 to the condensed consolidated financial statements for a discussion of the sources of distributions on a GAAP basis.  Paid distributions that exceed taxable income available for distributions are recorded as a return of capital to our shareholders and that final determination is conducted after the end of the calendar year.  The next table presents potential additional sources of taxable income available for distributions, estimated as of June 30, 2013; events subsequent to June 30, 2013 may materially alter the year-end book-tax adjustments that ultimately determine the sources of required and paid distributions.

For the six months ended June 30, 2013	Amount ($ millions)
Ordinary income component of tax basis accumulated earnings	$0.82
Unearned performance-based incentive fees	0.14
Offering expenses	2.64
Net change in unrealized appreciation on total return swaps	4.61
Net change in unrealized appreciation on foreign currency forward contracts	1.40
Total of other sources available for distributions (1)	$9.61

(1)
The above table does not present all adjustments to calculate taxable income available for distributions.  The final determination of taxable income, as well as the tax classifications of the 2013 calendar year paid distributions, is made annually at the end of the year. See Note 8 to the condensed consolidated financial statements.

We estimate that 99.5% of our distributions paid in the six months ended June 30, 2013 were covered by estimated taxable income available for distributions.  We routinely disclose the sources of paid distributions to our shareholders on periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and directly sent by our transfer agent to our shareholders. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect our shareholders to incur a return of capital on a tax basis in connection with paid distributions for the full 2013 calendar year.

On June 17, 2013, our board of directors declared a distribution of $0.015004 per share for nine record dates beginning July 2, 2013 and ending on August 27, 2013. The distributions will be paid to shareholders at the end of each month.

RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Set forth below are our results of operations for the three months ended June 30, 2013 and June 30, 2012. The growth of our Investment Portfolio since June 30, 2012 is primarily due to  the increase in equity capital from our Offering, and this increase in both (i) capital available for investment, including borrowed funds, and (ii) investment activity contributed to significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the three months ended June 30, 2013 and 2012 was $20.53 million and $6.25 million, respectively.  The largest component of investment income was interest income of $19.50 million and $6.25 million for the three months ended June 30, 2013 and 2012, respectively. The increase in interest income is due primarily to the growth of our Investment Portfolio over the last year. Incremental amounts of equity capital that we received as net proceeds from our Offering on a weekly basis were deployed throughout the three-month period ended June 30, 2013 in the acquisition of investment securities issued by portfolio companies. We also generated fee income of $0.93 million during the three months ended June 30, 2013, earned as structuring service fees in connection with Co-Investment Transactions. We did not earn any fee income during the three months ended June 30, 2012. We expect our Investment Portfolio to continue to grow during the remainder of 2013 and, accordingly, we believe that reported investment income for the three months ended June 30, 2013 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increasing proportion of investments held for the entire period relative to the proportion of incremental net investment activity during each quarter, (ii) a growing base of investments in portfolio company that we expect to result from the expected increases in equity capital available to us for investment purposes from our Offering and (iii) additional structuring service fees that may be earned on Co-Investment Transactions. The interest income earned by the TRS reference assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating expenses

Our total operating expenses were $6.97 million and $3.13 million for the three months ended June 30, 2013 and 2012, respectively. Our operating expenses included $6.49 million and $1.62 million in base management fees attributed to the investment advisory services of our Advisors for the three months ended June 30, 2013 and 2012, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded a reduction in performance-based incentive fee expense of $4.07 million and $0.34 million for the three months ended June 30, 2013 and 2012, respectively. This expense reduction was directly attributable to our net realized and unrealized loss of approximately $10.17 million and $1.64 million in the three months ended June 30, 2013 and 2012, respectively, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized gains (losses). Additionally, we recently implemented a change in the computation of performance-based incentive fees that effectively reduces the amount of incentive fees on capital gains that the Advisors can earn from the TRS investment and this change partly contributed to a reduction in performance incentive fees in the three months ended June 30, 2013.  As discussed in “Note 6. Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread.  See the Results Comparisons for the Six Months Ended June 30, 2013 and 2012 for a discussion of whether the cumulative performance-based incentive fees were earned and payable to our Advisors.

We recorded interest expense of $1.54 million and $0.51 million for the three months ended June 30, 2013 and 2012, respectively, primarily in connection with borrowings under our revolving credit facilities. The increase in interest expense is attributable to the increase in our weighted average debt outstanding to $218.89 million during the three months ended June 30, 2013 as compared to $66.62 million during the three months ended June 30, 2012.

Our other operating expenses for the three months ended June 30, 2013 and 2012 include $1.55 million and $0.08 million in offering expense, $0.48 million and $0.26 million in administrative services expenses, $0.32 million and $0.35 million in professional services expense, $0.13 million and $0.03 million in custodian and accounting fees, $0.08 million and $0.05 million in director fees and expenses and $0.45 million and $0.20 million in other expenses, respectively.  We also incurred organization expenses of $0.37 million during the three months ended June 30, 2012.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of active shareholder accounts. During the three months ended June 30, 2013, the annualized ratio of core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 0.65%, as compared to 1.26% for the three months ended June 30, 2012.  A significant portion of operating expenses for the three months ended March 31, 2012 was offset by the Advisors’ Expense Support Payments (as defined and discussed below under “—Contractual Obligations —Expense Support Agreement”). Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds, and changes in LIBOR base interest rates, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $0.63 million and we accrued $0.30 million as probable Reimbursement Payment obligation for the three months ended June 30, 2012. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012, and therefore there were no Expense Support Payments from the Advisors for the three months ended June 30, 2013.  Additionally, we paid $1.83 million and accrued $1.14 million for the three months ended March 31, 2013 as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $2.97 million. Accordingly, our payments and accrual of Reimbursement Payments equals 100% of cumulative Expense Support Payments as of June 30, 2013 and there were no further accruals of Reimbursement Payments during the three months ended June 30, 2013.  (See “—Contractual Agreements, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $13.57 million ($0.15 per share) and $3.71 million ($0.17 per share) for the three months ended June 30, 2013 and 2012, respectively. The primary drivers of variation in net investment income per share are (i) the significant decrease in performance-based incentive fees during the three month period ended June 30, 2013 and (ii) the receipt of expense support payments from Advisors in the three months ended June 2012.  The decline in net investment income per share can also be partly attributed to the TRS Portfolio, which is not a contributor to GAAP net investment income since the  TRS Portfolio collected and accrued interest income and TRS financing charges are included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.  The table below shows net investment income and net investment income per share for the three months ended June 30, 2013 and 2012, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the three months ended June 30, ($ millions)
	2013	2012
Net Investment Income (GAAP)	$13.57	$3.71
Unearned performance-based incentive fees	(4.07)	(0.34)
Reimbursement of expense support	—	0.03
Expense support	—	(0.63)
Adjusted Net Investment Income (non-GAAP)	$9.50	$2.77
Net Investment Income Per Share	$0.15	$0.17
Adjusted Net Investment Income Per Share	$0.10	$0.13

Net realized gain

We sold investments and received principal payments of $238.98 million and $17.68 million, respectively, during the three months ended June 30, 2013, from which we realized net gains of $3.58 million.  Our net realized gain on derivative instruments of $1.78 million for the three months ended June 30, 2013 was comprised of a $2.29 million realized gain on the TRS and a $0.51 million realized loss on foreign currency forward contracts.  The net realized loss on foreign currency transactions was an additional $0.41 million. We sold investments and received principal payments of $17.27 million and $7.03 million, respectively, during the three months ended June 30, 2012, from which we realized a net gain of $0.54 million.  We also realized a net gain on foreign currency transactions of $0.05 million during the three months ended June 30, 2012.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2013, the net change in unrealized depreciation on investments totaled $14.47 million, the net change in unrealized depreciation on derivative instruments totaled $0.63 million and the net change in unrealized depreciation on foreign currency translation totaled $0.02 million. The change in unrealized appreciation on investments was primarily driven by price declines in our fixed rate debt investments, which resulted from an increase in the US Treasury note interest yield and commensurate expansion in required yield on high yield bonds.  The net change in unrealized depreciation on derivative instruments consisted of net unrealized depreciation on the TRS Portfolio of $1.87 million and net unrealized appreciation on foreign currency forward contracts of $1.24 million.  The net change in TRS unrealized depreciation consisted of (i) spread interest income of $1.82 million, (ii) an increase in realized gains on the TRS reference assets of $2.87 million and (iii) unrealized depreciation on the TRS reference assets of $6.56 million.  For the three months ended June 30, 2012, there was a decrease in net unrealized depreciation of $2.22 million, comprised of a change in net unrealized depreciation on investments of $2.10 million and a change in net unrealized depreciation on foreign currency translation $0.12 million.

Net increase in net assets resulting from operations

For the three months ended June 30, 2013 and 2012, the net increase in net assets resulting from operations was $3.39 million and $2.08 million, respectively.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Investment income

Investment income for the six months ended June 30, 2013 and 2012 was $35.88 million and $9.63 million, respectively.  The largest component of investment income was interest income of $34.74 million and $9.62 million for the six months ended June 30, 2013 and 2012, respectively. The increase in investment income is due primarily to the growth of our Investment Portfolio over the last year. Incremental amounts of equity capital that we received as net proceeds from our Offering on a weekly basis were deployed throughout the six-month period ended June 30, 2013 in the acquisition of investment securities issued by portfolio companies. We also generated fee income of $0.95 million during the six months ended June 30, 2013, in the form of structuring service fees earned on Co-Investment Transactions.  We did not earn any fee income during the six months ended June 30, 2012. We expect our Investment Portfolio to continue to grow during the remainder of 2013 and, accordingly, we believe that reported investment income for the six months ended June 30, 2013 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increasing proportion of investments held for the entire period relative to the proportion of incremental net investment activity during each quarter, (ii) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital available to us for investment purposes from our Offering and borrowed capital, and (iii) additional structuring service fees earned on Co-Investment Transactions. The interest income earned by the TRS reference assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating expenses

Our total operating expenses were $19.78 million and $6.34 million for the six months ended June 30, 2013 and 2012, respectively. Our operating expenses included $11.35 million and $2.52 million in base management fees attributed to the investment advisory services of our Advisors for the six months ended June 30, 2013 and 2012, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $0.14 million and $0.53 million for the six months ended June 30, 2013 and 2012, respectively. Additionally, we recently implemented a change in the computation of performance-based incentive fees that effectively reduces the amount of incentive fees on capital gains that the Advisors can earn from the TRS investment. As discussed in “Note 6. Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. A portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio and derivative instruments, although no such performance-based incentive fee on capital gains with respect to such net unrealized appreciation is payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation that is recorded in our investment portfolio. The actual amount of performance-based incentive fees that are due and payable to the Advisors is determined at the end of the calendar year.  As of December 31, 2012 the Advisors had not received, nor earned, any payment of incentive fees on capital gains since the inception of the Company.

The following table illustrates that none of the recorded incentive fee on capital gains would potentially be payable to the Advisors if (i) the cumulative net realized gains were to remain unchanged, and (ii) the unrealized depreciation in the investment portfolio was to remain unchanged through the end of the current year.  However, the relativity between Cumulative net realized gains and unrealized depreciation have the potential to change materially based on subsequent investment disposition activity and changes in market values of investments contributing to unrealized depreciation in the portfolio.

As of June 30, 2013	Amount ($ millions)
Cumulative net realized gains since inception (a)	$7.05
Less: Unrealized depreciation in investment portfolio (b)	11.11
Excess cumulative net realized gains potentially eligible for earned incentive fees	$0.00
Potential for earned performance-based incentive fee on net realized gains (1)	$0.00

(1)
The actual incentive fee on capital gains that may be earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess, if any, of (a) over (b), less any prior period payments of incentive fees on capital gain, if any. Prior period payments of incentive fees on capital gains are equal to $0.

We recorded interest expense of $2.85 million and $0.83 million for the six months ended June 30, 2013 and 2012, respectively, primarily in connection with borrowings under our revolving credit facilities. The increase in interest expense is attributable to the increase in our weighted average debt outstanding to $217.53 million during the six months ended June 30, 2013 as compared to $62.11 million the six months ended June 30, 2012.

Our other operating expenses for the six months ended June 30, 2013 and 2012 include $2.65 million and $0.08 million in offering expense, $0.90 million and $0.43 million in administrative services expenses, $0.67 million and $0.56 million in professional services expense, $0.21 million and $0.07 million in custodian and accounting fees, $0.15 million and $0.10 million in director fees and expenses and $0.86 million and $0.32 million in other expenses, respectively.  We also incurred organization expenses of $0.90 million during the six months ended June 30, 2012.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the six months ended June 30, 2013, the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 0.98%. This ratio is not comparable to the six months ended June 30, 2012, because during that period the Advisors’ Expense Support Payments (as defined and discussed below under “—Contractual Obligations —Expense Support Agreement”) exceeded our core operating expenses. We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds, and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $1.59 million and we accrued $0.30 million as probable Reimbursement Payment obligation for the six months ended June 30, 2012. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012, and therefore there were no Expense Support Payments from the Advisors for the six months ended June 30, 2013.  Additionally, we paid $1.83 million and accrued $1.14 million for the six months ended June 30, 2013 as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $2.97 million. Accordingly, our payments and accrual of reimbursement of Expense Support Payments equals 100% of cumulative Expense Support Payments as of June 30, 2013.  (See “—Contractual Agreements, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $14.97 million ($0.18 per share) and $4.85 million ($0.29 per share) for the six months ended June 30, 2013 and 2012, respectively. The primary drivers of the decrease in net investment income per share are (i) accrued reimbursement of expense support payable to the Advisors in the six month period ended June 30, 2013 and (ii) the receipt of expense support payments from Advisors in the six months ended June 2012. Additionally, the TRS Portfolio is not a contributor to GAAP net investment income. The interest income earned by the TRS Portfolio is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.  The table below shows net investment income and net investment income per share for the six months ended June 30, 2013 and 2012, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the six months ended June 30, ($ millions)
	2013	2012
Net Investment Income (GAAP)	$14.97	$4.85
Unearned performance-based incentive fees	0.13	0.53
Reimbursement of expense support	1.14	0.03
Expense support	—	(1.59)
Adjusted Net Investment Income (non-GAAP)	$16.24	$3.82
Net Investment Income Per Share	$0.18	$0.29
Adjusted Net Investment Income Per Share	$0.20	$0.23

Net realized gain

We sold investments and received principal payments of $288.50 million and $59.70 million, respectively, during the six months ended June 30, 2013, from which we realized net gains of $4.59 million.  Our net realized gain on derivative instruments of $2.65 million for the six months ended June 30, 2013 was comprised of a $2.53 million realized gain on the TRS and a $0.12 million realized gain on foreign currency forward contracts.  The net realized loss on foreign currency transactions was $0.40 million. We sold investments and received principal payments of $38.81 million and $9.40 million, respectively, during the six months ended June 30, 2012, from which we realized a net gain of $1.27 million.  We also realized a net gain on foreign currency transactions of $0.04 million during the six months ended June 30, 2012.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2013, the net change in unrealized depreciation on investments totaled $0.97 million, the net change in unrealized appreciation on derivative instruments totaled $6.00 million and the net change in unrealized depreciation on foreign currency translation totaled $0.01 million. The change in unrealized appreciation on investments was primarily driven by price declines in our fixed rate debt investments, which resulted from an increase in the US Treasury note interest yield.  The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $4.61 million and net unrealized appreciation on foreign currency forward contracts of $1.39 million.  The net change in TRS unrealized appreciation consisted of (i) spread interest income of $4.33 million, (ii) realized gains on the TRS reference assets of $3.19 million and (iii) unrealized depreciation on the TRS reference assets of $2.91 million.  For the six months ended June 30, 2012, the net change in unrealized appreciation on investments was $1.52 million and the net change in unrealized depreciation on foreign currency translation was $0.14 million.

Net increase in net assets resulting from operations

For the six months ended June 30, 2013 and 2012, the net increase in net assets resulting from operations was $26.84 million and $7.55 million, respectively.

Net Assets, Net Asset Value per Share and Total Investment Returns

Net assets increased $400.54 million during the six months ended June 30, 2013. The most significant increase in net assets during the six months ended June 30, 2013 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $406.74 million. Net investment income contributed $14.97 million to the growth in net assets during the six months ended June 30, 2013.  Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $5.03 million and (ii) net realized gains of $6.84 million. Distributions to shareholders in the amount of $31.54 million and the repurchase of shares of common stock in the amount of $1.50 million contributed to a reduction in net assets during the six months ended June 30, 2013.

Net assets increased $218.86 million during the six months ended June 30, 2012. The most significant increase in net assets during the six months ended June 30, 2012 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $217.40 million. Net investment income contributed $4.85 million to the growth in net assets during the six months ended June 30, 2012.  Other increases in net assets were attributable to (i) unrealized appreciation on investments and foreign currency translation of $1.39 million and (ii) net realized gains of $1.31 million. Distributions to shareholders in the amount of $6.09 million contributed to a reduction in net assets during the six months ended June 30, 2012.

Our net asset value per share was $9.78 and $9.75 on June 30, 2013 and December 31, 2012, respectively. After considering (i) the overall appreciation in net asset value per share, (ii) paid distributions of approximately $0.39 per share, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 4.30% for shareholders who held our shares over the entire six-month period ending June 30, 2013.

Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 27.0% (see chart below), or an annualized return of 12.5%. Initial shareholders who subscribed to the Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 14.3%, or an annualized return of 6.8%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 11.1% and 17.2% in the period from June 17, 2011 to June 30, 2013, respectively.

Growth of $10,000 Initial Investment(1)
$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$8,500
$12,703
$11,721
$11,432
$11,109
Jun-2011
Sep-2011
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
CCT(excluding sales load)
CCT (including sales load)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: June 17, 2011 to June 30 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2013.

CONTRACTUAL OBLIGATIONS

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our average gross assets (including assets purchased with borrowed funds and unsettled trades, unrealized appreciation or depreciation on total return swaps and collateral posted with custodian in connection with TRS, but excluding deferred offering expense), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

(i)
a subordinated incentive fee on pre-incentive fee net investment income, that is paid quarterly if earned, and it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital, and

(ii)
an incentive fee on capital gains that is paid annually if earned, and it is equal to 20% of (A) all realized gains on a cumulative basis from inception, net of (i) all realized losses on a cumulative basis, (ii) unrealized depreciation at year-end and (iii) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty), and subtracting (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement rate equal to 0.75% of gross Offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors.  The reimbursement rate was increased to 1.0% of gross Offering proceeds on March 1, 2013. As of June 30, 2013, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $6.55 million for offering expenses, including any payable balances for reimbursement of offering expenses. As of June 30, 2013, the Advisors carried a balance of approximately $1.63 million for expenses incurred on our behalf in connection with the Offering, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expenses.

The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of Offering period and the reimbursement of the Advisor for offering expenses they incur on our behalf is expected to continue through the termination date of the Offering.  We expect the reimbursement rate to remain at or below 1.0% for the remainder of the Offering.  See “Note 6 Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement - We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011. On March 16, 2012, we and the Advisors entered into an amendment and restatement of the Expense Support Agreement, effective April 1, 2012, that extended the terminal date of the Expense Support Payment Period to June 30, 2012 and reduced the operating expense reimbursement ratio from 65% to 25%.  As of June 30, 2012, the Advisors had incurred $2.97 million of Expense Support Payments. The provisions of the Expense Support Agreement that provide for Expense Support Payments to us from our Advisors terminated by their terms on, and thus the Advisors’ commitment to make Expense Support Payments to us ended on, June 30, 2012.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, but excluding base advisory fees and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the calendar year-end (the “Reimbursement Limit Percentage”).  During the six months ended June 30, 2013, we made a Reimbursement Payment of $1.83 million.  As of June 30, 2013 we have accrued an additional $1.14 million for probable Reimbursement Payment obligation. The Company records the liability for the Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. As of June 30, 2013, all Expense Support Payments received from the Advisors have been either repaid or accrued for probable reimbursement.

Revolving Credit Facilities –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facilities,” CCT Funding has entered into revolving credit facilities with Deutsche Bank and BNP. As of June 30, 2013, the credit facilities provided for borrowings in an aggregate amount up to $540.00 million on a committed basis and $169.44 million was borrowed and outstanding under the credit facilities. (See “— Liquidity and Capital Resources — Credit Facilities” above and “Note 11. Revolving Credit Facilities and Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facilities.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities at June 30, 2013 is as follows:

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Deutsche Bank Credit Facility (1)	$69.44	$69.44	$—	$—	$—
BNP Credit Facility (2)	100.00	100.00
Interest and Credit Facility Fees Payable	0.24	0.18	0.06	—	—
TOTAL	$169.68	$169.62	$0.06	$—	$—

(1)	At June 30, 2013 our unused commitment amount was $270.56 million under the Deutsche Bank revolving credit facility.
(2)	At June 30, 2013 our unused commitment amount was $100.00 million under the BNP revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associates with the money we borrow for investment purposes, and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the period from January 1, 2013 to June 30, 2013, we did not engage in interest rate hedging activities.

As of June 30, 2013, approximately 60.5% of our portfolio of debt investments, or approximately $688.91 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At June 30, 2013, approximately 88.0% of our portfolio of variable interest rate debt investments, or approximately $606.19 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.25%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At June 30, 2013, we held an aggregate investment position of $82.72 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 12.0% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the amended terms of our Deutsche Bank Credit Facility as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facilities”), CCT Funding borrows at a floating base rate of (i) one-month LIBOR plus 1.70% for Tranche A Loans ($69.44 million loan balance outstanding and $5.56 million unused commitment), (ii) three-month LIBOR plus 1.50% for Tranche B1 Loans ($65.00 million unused commitment),  (iii) three-month LIBOR plus 2.325% for Tranche B2 Loans ($100.00 million unused commitment) and (iv) three-month LIBOR plus 2.325% for Tranche D Loans ($100.00 million unused commitment). Additionally, pursuant to the terms of our BNP Credit Facility, we borrow at a floating base rate of one-month LIBOR plus 1.10% for the credit facility borrowings ($100.00 million loan balance outstanding and $100.00 million unused commitment) Therefore, if we were to completely draw down the unused Tranche A Loans commitment and the maximum Tranche B1, B2 and D Loans commitment amounts in our Deutsche Bank facility and the maximum commitment amount in our BNP facility, we expect that our weighted average direct interest cost will increase by approximately 38 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS reference assets having a maximum aggregate notional amount of $500.00 million.

Assuming that the consolidated schedule of investments as of June 30, 2013 was to remain constant with regards to the investment portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation).  For persistent LIBOR increases of less than 150 basis points, the increase in interest expense may be partially offset by the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 200 basis points, then the increase in interest expense may be wholly offset by the hypothetical increase in interest income associated with our floating rate debt investments, in both cases assuming that the consolidated schedule of investments as of June 30, 2013 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or investment portfolio allocations.

			($ amounts in millions except per share data)
			Increases in LIBOR
	Par Amount	Weighted Avg. Floor	+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$82.72		$0.370	$0.739	$1.109	$1.479
Base rate floor	$606.19	1.25%	0.000	0.343	2.704	5.277
Increase in Floating Rate Interest Income			0.370	1.082	3.813	6.756
		LIBOR + Spread
Deutsche Bank Credit Facility Tranche A Loans	$69.44	L(30) + 170 bps	$(0.347)	$(0.694)	$(1.042)	$(1.389)
BNP Credit Facility	$100.00	L(30) + 110 bps	(0.500)	(1.000)	(1.500)	(2.000)
Increase to Floating Rate Interest Expense			(0.847)	(1.694)	(2.542)	(3.389)
Change in Floating Rate Net Interest Income, before TRS			(0.477)	(0.612)	1.271	3.367
Net change in TRS unrealized appreciation (depreciation) (1)			(0.705)	(1.343)	(1.713)	(2.075)
Overall Change in Floating Rate Net Interest Income, including TRS			$(1.182)	$(1.955)	$(0.442)	$1.292
Change in Floating Rate Net Interest Income Per Share Outstanding as of June 30, 2013			$(0.01)	$(0.02)	$(0.00)	$0.01

(1)
Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from  the TRS reference assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS reference assets. As of June 30, 2013, 58.8% of the TRS reference assets, or approximately $82.45 million measured at par value, featured floating or variable interest rates.  At June 30, 2013, 100% of the TRS reference assets with variable interest rates featured minimum base rate floors, or approximately $82.45 million measured at par value, and the weighted average base rate floor for such TRS reference assets was 1.19%.  As of June 30, 2013, the total notional amount of the portfolio of TRS reference assets was $140.98 million, and the settled notional amount was $212.99 million.  For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS reference assets are settled as of June 30, 2013 and that the TRS notional amount would equal $140.98 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds.  Approximately 39.5% of our debt investment portfolio is invested in fixed interest rate, high yield corporate debt investments.  Rising market interest rates will most likely lead to value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2013.

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

10.24
Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.25
Committed Facility Agreement, dated as of June 4, 2013, by and between Corporate Capital Trust, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26
U.S. PB Agreement, dated as of June 4, 2013, by and between Corporate Capital Trust, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.27
Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between Corporate Capital Trust, Inc., BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.28
Control Agreement, dated as of July 22, 2013 ,by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.29
Amending Agreement, dated as of July 22, 2013, by and among Corporate Capital Trust, Inc., Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

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