Form 10-K
period 2013-12-31
Corporate Capital Trust, Inc.
filed 2014-03-20
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00827

Corporate Capital Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2857503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 745-3797

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $11.30 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 103,409,897.

As of March 18, 2014, there were 153,081,534 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust Inc. definitive proxy statement for the 2014 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2014. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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

General

Corporate Capital Trust, Inc. (which is referred to in this report as “we”, “our”, “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Asset Management LLC (“KKR”). CNL, which is our investment adviser, and KKR, which is our investment sub-adviser, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for our company to operate.

We are currently selling shares of our common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Follow-On Registration Statement”) covering our continuous public offering of up to 209 million shares of common stock for an approximate maximum offering amount of $2.3 billion (the “Follow-On Offering”). The Follow-On Registration Statement was declared effective by the SEC on November 1, 2013. Immediately prior to the commencement of the Follow-On Offering, we terminated our initial continuous public offering (the “Initial Offering”). Through the termination date of the Initial Offering, we sold approximately 141 million shares of common stock, including reinvestment of distributions, for total gross proceeds of approximately $1.5 billion. The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings”. See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for current information on the progress of our Follow-On Offerings.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. These investments may include both debt and equity components. A substantial portion of our portfolio consists of senior and subordinated debt investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products such as collateralized loan obligations. Our portfolio of debt investments includes fixed and floating rate investments, the latter of which may provide lower volatility in values in a rising interest rate environment.

We are raising equity capital with the goal of capitalizing on what we believe is a compelling and sustained market opportunity. We believe the market for lending capital is currently characterized by significant and persistent demand for capital and that we will have access to considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments.

Our investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence, and by actively managing and monitoring our investment portfolio. Additionally, we believe that a flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics. We seek to execute on this investment strategy through the strong investment expertise and sourcing networks of our Advisors that adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous monitoring of our individual investments and portfolio companies and our portfolio at large. Our Advisors endeavor to be disciplined in selecting investments that they perceive to offer favorable risk/reward characteristics and relative value. Throughout this report, we may refer to the issuers of our debt and equity investments as portfolio companies. When evaluating an investment in, or investment security issued by, a portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of the potential portfolio company’s intrinsic value.

Our Investment Focus

While we consider each investment opportunity independently, we generally focus on portfolio companies that share the following characteristics:

•	Size. We seek to provide capital to medium- and large-sized companies, which typically have more defensible market positions, stronger franchises and operations and better credit characteristics relative to their smaller peers. Although there are no strict lower or upper limits on the size of a company in which we may invest, we expect to focus on companies with EBITDAs earnings before interest, taxes, depreciation and amortization greater than $25 million.

•	Capital Structure. Our portfolio consists primarily of senior and subordinated debt, which may in some cases be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We seek to invest in companies that generate free cash flow at the time of our investment and benefit from material investments from well-known equity investors.

•	Management Team. We seek to prioritize investing in companies with strong, existing management teams that we believe have a clear strategic vision, long-standing experience in primarily their industry and a successful operating track record. We favor companies in which management’s incentives appear to be closely aligned with the long-term performance of the business, such as through equity ownership.

•	Stage of Business Life Cycle. We seek mature, privately owned businesses that have long track records of stable, positive cash flow. We do not intend to invest in start-up companies or companies with speculative business plans. As a business development company, we generally must invest at least 70% of our total assets in “qualifying assets,” which, under relevant SEC rules, includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public listed companies that have a market capitalization of less than $250 million.

•	Industry Focus. While we will consider opportunities within all industries, we seek to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, low-volatility earnings. We give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

•	Geography. As a business development company under the 1940 Act, we focus on and invest at least 70% of our total assets in U.S. companies. To the extent we invest in foreign companies, we intend to do so with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan.

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

Annual Highlights

•	Performance: Our full year shareholders earned a total of return of 11.4% in calendar year 2013, including a realized return of 8.6% from distributions. Since the start of investment operations on July 1, 2011, the Company has recorded positive returns in nine of its 10 full quarters of operations. (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, —Results of Operations, —Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return since Inception,” for more discussion on the investment returns for the Company’s shareholders.)

•	Shareholder Distributions: Distributions per share to full year shareholders increased to $0.83 per share in 2013, up from $0.76 per share in 2012. In 2013, the Company paid a special distribution of $0.03 per share that was fully supported by an overall increase in taxable income available for distribution in excess of the regular distribution of $0.80 for calendar year 2013.

•	Originated Transactions: Given the size of the investment base, we were well positioned in 2013 to focus our investment activity on direct originated investments (approximately $700 million or 33%). (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, — Portfolio and Investment Activity,” for a discussion of our debt origination program).

•	Equity Capital Base: Our equity capital increased by approximately $800 million in 2013, a direct result of our continuous offering of common stock and the closeout of our Initial Offering of 150 million shares over 28 months ending in October 2013. We then launched our Follow-On Offering of 209 million shares on November 1, 2013 that is expected to further increase our equity capital base and to extend our actively-managed investment program.

•	Expansion of Credit Facilities and Lender Participation: In 2013, we increased our borrowing capacity by $545 million (from $240 million in 2012 to $785 million in 2013). We added two credit facilities, including a syndicated senior secured revolving credit facility with multiple lenders, to finance our expansion into direct senior lending and mezzanine investments.

Portfolio and Investment Activity

As of December 31, 2013, our investment program consisted of two main components. First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and directly lending to portfolio companies. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we have supplemented our economic exposure to portfolio companies by entering into total return swap, or TRS, arrangements with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as either our portfolio of TRS reference assets, or our “TRS Portfolio”. In the case of our portfolio of TRS reference assets, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on (i) a floating interest rate and (ii) the settled notional amount of TRS reference assets. The settled notional amount of TRS reference assets is the net aggregate of notional amounts where the purchase and sale of reference assets underlying total return swaps have been settled by the counterparty and serves as the basis for our payment of financing charges to the counterparty under the TRS agreements. The total notional amount of TRS reference assets includes the effect of purchases and sale of reference assets where reference asset trade settlement is pending. At the end of the TRS contract life, we will receive additional economic benefit if the net value of the portfolio of TRS reference assets appreciates relative to the settlement date TRS notional amount. Correspondingly, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to the settlement date TRS notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

As of December 31, 2013, our Investment Portfolio consisted of debt and equity securities relating to 94 portfolio companies diversified across 17 industry classifications. As of December 31, 2013, the TRS Portfolio consisted of debt securities relating to 20 portfolio companies diversified across seven industry classifications.

The information presented in the table below is for further analysis of our Investment Portfolio and our TRS Portfolio. However, our investment program is not managed with any specific investment diversification or dispersion target goals. The table summarizes the composition of our Investment Portfolio and TRS Portfolio based on fair value as of December 31, 2013, excluding our short term investments.

	As of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
First lien	$771,511	40.1%	$38,897	64.7%
Second lien	689,630	35.8	10,045	16.7
Secured bonds	13,351	0.7	3,640	6.1

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities. The senior and subordinated debt investments in our Investment Portfolio as of December 31, 2013 were purchased at an average price of 97.4% of par or stated value, as applicable.

For a further discussion of our investment activities and investment attributes of both our Investment Portfolio and TRS Portfolio as of December 31, 2013 and 2012, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; Portfolio Investment Activity for the years ended December 31, 2013 and 2012.”

Competition

As a business development company with a particular focus on lending activities, we experience competition from other business development companies, commercial banks, specialty finance companies, open-end and closed-end investment companies, hedge funds, private equity funds and institutional investors, some of which generally have had greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors may also have a lower cost of capital, may be subject to less regulatory oversight, and may have lower overall operating costs. The level of competition impacts both our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to these corporate borrowers.

We believe we have the following competitive advantages over other capital providers that operate in the markets we target and allow us to take advantage of the market opportunity we have identified:

•	Proprietary Sourcing and Deal Origination. Our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary deal flow. CNL and KKR have built leading franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•	Focusing on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating an attractive total return for our shareholders. Toward that end, our investment process is designed to: (i) utilize our Advisors’ proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•	Experienced Management and Investment Expertise. Each of our Advisors has more than 35 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we benefit from CNL’s contrarian investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure.

•	Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide us with immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we benefit from an investment infrastructure that currently employs more than 260 investment professionals, including more than 45 credit-focused investment professionals that currently track over 500 corporate credits. This platform should allow for intensive due diligence to filter investment opportunities and help select investments that offer the most favorable risk/reward characteristics.

•	Versatile Transaction Structuring and Flexible Capital. Our Advisors have experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income, capital preservation and, to a lesser extent, capital appreciation. We seek to capitalize on this expertise and build our Investment Portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

•	Long-Term Investment Horizon. We believe that our flexibility to make investments with a long-term perspective provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital helps us avoid disposing of assets at unfavorable prices and we believe makes us a better partner for portfolio companies.

•	Limited Leverage. We anticipate maintaining a relatively low level of leverage compared to traditional financial institutions and many unregulated investment funds. We believe that limiting our leverage will reduce volatility and risk in our portfolio. Furthermore, by maintaining prudent leverage levels, we believe we will be better positioned to weather market downturns. We do not foresee at any time reaching the 200% asset coverage ratio limitation for business development companies, as defined in the1940 Act. We expect to borrow funds, consisting of senior securities, at an asset coverage ratio of approximately 250%.

Business Development Company Requirements

Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their advisors. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our outstanding voting securities.

We are generally unable to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of dividends, and in certain other limited circumstances.

As a business development company, we are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment or to make any co-investments with our Advisors or any of their affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that neither of our Advisors, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors’ respective other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisors’ allocation policies. Furthermore, on May 21, 2013, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates in privately negotiated transactions (the “SEC Exemptive Order”). Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by our Advisors.

Financial Information About Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. We presently do not evaluate our investments by industry segment but rather we review performance on an individual basis. Accordingly, we do not report industry or geographic area segment information.

Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

We are party to the Investment Advisory Agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have also entered into the Sub-Advisory Agreement with KKR under which KKR is responsible for the day-to-day management of our company’s Investment Portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement. For a further discussion of Investment Advisory and Sub-Advisory Agreements, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations Contractual Obligations — Investment Advisory Agreements.”

We are also party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of various administrative services on our behalf. Administrative services generally include investor services, general ledger accounting, fund accounting, maintaining required corporate and financial records, financial reporting for us and our subsidiaries, audit services, preparation of reports to our board of directors and lenders, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and proxy statements, overseeing the payment of our expenses and distributions on common stock, oversight of service providers and the performance of administrative and professional services rendered to our company by others.

By their terms, each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administrative Services Agreement, each of which was entered into for an initial two-year term in 2011, must be re-approved annually by our board of directors (including a majority of our independent directors), or the holders of a majority of our outstanding voting securities. On March 18, 2014, our board of directors, including our independent directors, approved the renewal of each of these agreements for an additional one-year term through March 18, 2015, subject to earlier termination in accordance with their respective terms.

On October 8, 2013, we entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Follow-On Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of due diligence and certain other expenses incurred in connection with the Follow-On Offering. All or any portion of these fees and expense reimbursements may be re-allowed to participating brokers. We will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions, marketing support fees and expense reimbursements.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, (ii) certain expenses associated with investment advisory activities and (iii) the Offerings.

Employees

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement for our 2014 annual meeting of shareholders (the “2014 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through CNL and/or its affiliates.

Tax Status

Beginning with our 2011 tax year, we elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or a RIC, under the Code. As a RIC, we generally will not be subject to federal income tax on distributed taxable income to the extent we distribute annually at least 90% of our taxable income to our shareholders and meet other compliance requirements.

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

Risks Related to Our Business

We have a limited operating history.

We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not sustain our investment objective and that the value of our common stock could decline substantially.

The lack of liquidity in our investments may adversely affect our business.

We acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions, investor perceptions, or the absence of active investment market participants.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

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

Conditions in the U.S. corporate debt market may experience similar disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the Advisors’ ability to manage and support our investment process. If the Advisors were to lose a significant number of their respective key professionals, or terminate the Advisor and/or Sub-Advisory Agreement, our ability to sustain our investment objective could be significantly harmed.

We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors evaluate, negotiate, structure, execute, monitor, and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from KKR and CNL could have a material adverse effect on our ability to sustain our investment objective.

Our ability to sustain our investment objective also depends on the continued ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number of and adequate sophistication to match the corresponding flow of transactions. To sustain our investment objective, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us on 60 days’ notice without penalty. Our Investment Advisory Agreement may be terminated at any time, without penalty, by CNL upon 120 days’ notice to us. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by KKR upon 120 days’ notice and may be terminated, without the payment of penalty, by CNL upon 60 days’ notice if our board of directors or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL, or for CNL to replace KKR.

The amount of any distributions we may make is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share may not grow over time, and our distributions per share may be reduced.

We pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to sustain a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company and certain covenants in our credit facilities can limit our ability to pay distributions. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

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

In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in interests of portfolio companies.

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

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. Moreover, we have experienced, and may continue to experience, increased competition from commercial banks and investment vehicles who lend to the middle market, including lending activity in our target market of privately-owned U.S. companies. Additionally, the Federal Reserve Bank and U.S. banking regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market of private companies. As a result of these new entrants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

A significant portion of our Investment Portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as the accuracy of our net asset value.

A significant portion of our Investment Portfolio is comprised of investments that are negotiated and originated directly with portfolio companies. Such investments should be considered illiquid or requiring a lengthy time to sell. Additionally, such investments feature more uncertainty as to the precise accuracy of their fair market value since these investments are not positioned in any active securities exchange or secondary market that would otherwise enable informed market participants and dealers to submit bid prices.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a significant portion of these securities quarterly at fair value as determined in good faith in accordance with procedures established by our board of directors.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting quarter, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We value these securities quarterly at fair value as determined in good faith in accordance with procedures established by our board of directors based on input from our Advisors and our audit committee. Our board of directors utilizes the services of independent third-party valuation firms to aid it in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, present value analysis of estimated future cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Additionally, a substantial over-estimate of the fair value of our investments may result in excessive borrowing advances relative to collateral value in certain of our credit facilities and lead to remedial margin calls.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our Follow-On Offering and may use the net proceeds from our Follow-On Offering in ways with which investors in us may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our board of directors. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel, and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our Advisors. Our board of directors may decide in the future to acquire assets and personnel from our Advisors or their affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisors’ key personnel in the event of a management internalization transaction. In the event we were to acquire either of our Advisors, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and/or shares of our stock. The payment of such consideration could reduce our net investment income.

We cannot reasonably estimate the amount of fees to our Advisors that we would avoid paying, and the costs we would incur, if we acquired these entities, or acquired assets and personnel from these entities. If the expenses we assume as a result of management internalization are higher than the expenses we avoid paying to our Advisors, our net investment income would be lower than it otherwise would have been had we not acquired these entities, or acquired assets and personnel from these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and associates of our administrator and related parties and contracting parties with our administrator perform general and administrative functions, including accounting and financial reporting. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our portfolio or our operations.

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

Our Advisors have only two years of experience managing a vehicle regulated as a business development company and may not be able to continue to operate our business successfully or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

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

The Advisors and their respective affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and the Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional marketing support fees and the Advisors to earn increased asset management fees.

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

Our Advisors will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by the Advisors and their respective affiliates; compensation to the Advisors; services that may be provided by the Advisors and their respective affiliates to issuers in which we invest; investments by us and other clients of the Advisors, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Advisors; differing recommendations given by the Advisors to us versus other clients; the Advisors’ use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisors’ use of “inside information” with respect to potential investments by us.

The Advisors have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Advisors manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, an Advisor may receive fees from certain accounts that are higher than the fees received by the Advisor from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for the Advisor has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent an Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in the Advisor’s employee benefit plans. The Advisors have an incentive to favor these accounts over us. Our board of directors monitors these conflicts.

An Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Each of our Advisors manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

Our Advisors will face restrictions on their use of inside information about existing or potential investments that they acquire through their relationships with other advisory clients, and those restrictions may limit the freedom of our Advisors to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

In the course of their respective duties, the members, officers, directors, employees, principals or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may, to our detriment, limit the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with an Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Advisor.

We may be obligated to pay our Advisors incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

Our Investment Advisory Agreement entitles CNL to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. CNL will pay 50% of any such incentive fee to KKR.

Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisors even though we do not receive the income in the form of cash.

The incentive fee that we pay does not include a “high water” benchmark, which means that in any year we may be obligated to pay an incentive fee even if we experience a loss over the entire course of said year.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our incentive fee may induce our Advisors to make speculative investments.

The incentive fee payable by us to CNL (50% of which will be paid to KKR) may create an incentive for our Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisors to use leverage to increase the leveraged return on our Investment Portfolio.

In addition, the fact that our base management fee— a portion of which is paid to KKR —is payable based upon our gross assets (which includes any borrowings for investment purposes, any unrealized depreciation or appreciation on the TRS and any cash collateral on deposit pursuant to the terms of the TRS) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our default on our borrowings, which would be detrimental to holders of our common stock.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

However, our SEC Exemptive Order allows us to invest alongside our Advisors’ and their respective affiliates’ other clients, including other entities they manage, which we refer to as affiliates’ other clients, in certain circumstances when doing so is consistent with applicable law and SEC staff interpretations and guidance. Such co-investment is subject to a number of conditions contained in the order, including requirements for oversight of these transactions by our board of directors. We may also invest alongside the other clients of our Advisors, as otherwise permissible under regulatory guidance, applicable regulations and the Advisors’ allocation policies. It is our policy to base our board of directors’ determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The SEC Exemptive Order permits us to participate in certain transactions originated by the Advisors or their respective affiliates. However, affiliates of our Advisors whose primary business includes the origination of investments may engage in investment advisory businesses with client accounts that compete with us, and those affiliates have no obligation to make their originated investment opportunities available to our Advisors or to us.

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we are unable to invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than we as a result of such transactions, our interests may not be aligned.

We are not managed by KKR & Co. L.P. or CNL Financial Group, Inc., but rather subsidiaries of both and may not replicate the success of those entities.

We are managed by our Advisors and not by CNL Financial Group Inc. or KKR & Co. L.P.. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group Inc. or KKR & Co. L.P. or their affiliates and their past performance is no guarantee of our future results.

Our Advisors’ liability is limited under the Investment Advisory and Investment Sub-Advisory Agreements, and we are required to indemnify our Advisors against certain liabilities, which may lead our Advisors to act in a riskier manner on our behalf than they would when acting for their own account.

Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory and Investment Sub-Advisory Agreements, and they will not be responsible for any action of our board of directors in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory and Investment Sub-Advisory Agreements, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Advisors will not be liable to us for their acts under the Investment Advisory and Investment Sub-Advisory Agreements, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Advisors with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Advisors to act in a riskier manner when acting on our behalf than they would when acting for their own account.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to continuously issue equity securities, which may lead to shareholder dilution.

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

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from our sale of shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability.

•	OID and PIK instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•	For accounting purposes, cash distributions to shareholders that include a component of OID or PIK income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID or PIK income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

•	The presence of OID and PIK create the risk of non-refundable cash payments to the Advisors in the form of subordinated incentive fees on income based on non-cash OID and PIK accruals that may never be realized.

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

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a business development company, we may be required to provide managerial assistance to those portfolio companies), we may be subject to allegations of lender liability.

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

We are subject to financial market risks, including changes in interest rates. Because we use borrow money to finance a portion of our Investment Portfolio, then our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

In addition, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate loans could see their interest payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to pay interest and repay their loans. Our investments portfolio of adjustable-rate loans may also decline in value in response to rising interest rates if the adjustable interest rates do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed interest rates will likely decline in value.

The Board of Governors of the Federal Reserve System has indicated that it intends to taper its “quantitative easing” program, which potentially could lead to a general rise in interest rates and/or market volatility. In periods of market volatility, the market values of (i) fixed income securities, (ii) and portfolio companies with adjustable-rate loans, may be more sensitive to changes in interest rates.

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

We have made, and expect to continue to make, investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•	the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•	deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. The financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty.

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

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally in January of 2012, Standard & Poor’s Rating Agency lowered its long-term sovereign credit rating for several large European countries. These ratings have negatively impacted global markets and economic conditions. Although the U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely impact our ability to access debt financing on favorable terms. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We and each of our wholly owned, special purpose financing subsidiaries are party to revolving or term credit facilities with one or more lenders. We or either of our special purpose financing subsidiaries may become party to additional such facilities in the future. The agreements governing these facilities currently, and are likely to continue to, contain default provisions such as:

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

An event of default under any one credit facility may result, among other things, in the termination of the availability of further funds under that facility and other unrelated credit facilities, and an accelerated maturity date for all amounts outstanding under the credit facility or facilities. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our shareholders and maintain our status as a RIC.

The agreements governing each credit facility would require us or the relevant financing subsidiary, as applicable, to comply with certain operational covenants. These covenants may, for example, require us or the relevant financing subsidiary, as applicable, to, among other things, maintain eligible assets with an aggregate equity value, net of borrowing balance, equal to or exceeding specified amounts under the facility. In addition, under the relevant facility, the occurrence of certain “Super-Collateralization Events” may result in an increase of the collateral equity value that we or the relevant financing subsidiary, as applicable, is required to maintain. Super-Collateralization Events would include, among other things:

•	certain key employees ceasing to be directors, principals, officers or investment managers of KKR;

•	the bankruptcy or insolvency of KKR or CNL;

•	KKR or CNL ceasing to act as sub-advisor or advisor for us or the relevant financing subsidiary;

•	our ceasing to act as the relevant financing subsidiary’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and

•	fraud or other illicit acts by us, KKR or CNL in our or their respective investment advisory capacities.

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

Each borrowing under any credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we or the relevant financing subsidiary, as applicable, will be able to borrow funds under the relevant facility at any particular time or at all.

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

Risks Related to an Investment in our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon a liquidation of our company.

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

Also, since a portion of the public offering price from our sales of shares is used to pay expenses, commissions and fees, the full offering price paid by our shareholders is not usually invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain.

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of listed closed-end investment companies, including those that are business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

We intend, but are not required, to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares.

We have adopted a share repurchase program to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the last business date of each relevant calendar quarter. The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Further, certain covenants in our senior credit facility may limit our ability to offer to repurchase your shares on a quarterly basis. These limits may prevent us from accommodating all share repurchase demands in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes a related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be at a price approximately equal to our net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of our shares.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to any shares we issue in the future. Our charter, which we refer to herein as the articles of incorporation, authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

Our Offerings have not included, and do not presently include, an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

Certain provisions of the Maryland General Corporation Law could deter takeover attempts.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our bylaws were amended to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. Although we do not presently intend to adopt such an amendment to our bylaws, there can be no assurance that we will not so amend our bylaws at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

Additionally, our board of directors may, without shareholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our board of directors may also, without shareholder action, amend our articles of incorporation to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

Continuous Public Offering of Common Stock

We are currently selling our shares on a continuous basis at an offering price of $11.30 per share under our Follow-On Registration Statement. To the extent that our net asset value per share increases, we will ensure that our shares are not sold at a price, after deduction of selling commissions and marketing support fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our Offerings and periodic reinvestment of distributions in our shares, we make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours before the time that we issue shares. In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in the Offerings until the net asset value per share is greater than 97.5% of the public offering price, net of sales load. The following table lists the net asset value per share, the public offering price including and excluding sales load, the net public offering price premium as a percentage of net asset value per share (“NAV”), and quarterly declared distributions per share for the years ended December 31, 2013 and 2012.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2013
First Quarter	$9.91	$11.05	$9.95	0%	$0.20
Second Quarter	$9.78	$11.10	$9.99	2%	$0.19
Third Quarter	$9.92	$11.10	$9.99	1%	$0.20
Fourth Quarter	$10.00	$11.30	$10.17	2%	$0.24	(4)
Year Ended December 31, 2012
First Quarter	$9.66	$10.85	$9.76	1%	$0.19
Second Quarter	$9.64	$10.85	$9.76	1%	$0.19
Third Quarter	$9.78	$10.95	$9.86	1%	$0.19
Fourth Quarter	$9.75	$10.95	$9.86	1%	$0.19

(1)	Net asset value per share (“NAV”) is determined as of the last day in the period. The NAVs are based on outstanding shares at the end of the period.
(2)	Net public offering price excluding sales load (“Net POP”) is equal to public offering price less a 10% allowance for selling commissions and marketing support fees. Net POP is also the price employed in the distribution reinvestment plan.
(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.
(4)	Includes a special distribution of $0.03 per share.

As of December 31, 2013, we received aggregate subscription proceeds of approximately $1,508.58 million (138.80 million shares) in connection with our Offerings and 4.90 million shares were issued in connection with the reinvestment of $48.70 million of distributions pursuant to our distribution reinvestment plan. Set forth below is a chart that reconciles gross and net proceeds from the Offerings since we commenced our Initial Offering on April 4, 2011 (dollar amounts in thousands except per share data):

	As of December 31, 2013
	Shares	Amount
Gross Proceeds from Offerings	138,802,096	$1,508,575
Commissions and Marketing Support Fees	—	(140,946)
Reinvestment of Distributions	4,901,529	48,703

Net Proceeds to Company	143,703,625	$1,416,332

Average Net Proceeds Per Share	$9.86

Holders

As of March 14, 2014, we had 40,841 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Set forth below is a chart describing the single class of our securities outstanding as of March 14, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)

Common Stock	1,000,000,000	—	153,081,534

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We commenced our share repurchase program in July 2012 and the first repurchase of shares occurred in August 2012. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2013 through October 31, 2013	—	—	—	—
November 1, 2013 through November 30, 2013	359,217	$9.91	359,217	—
December 1, 2013 through December 31, 2013	—	—	—	—

Total	359,217	$9.91	359,217	—

Distributions

Distributions to our shareholders are governed by our articles of incorporation. Our board of directors declares a weekly record date, a weekly distribution rate and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our shareholders are declared out of assets legally available for distribution. (See Notes 8 and 13 to our consolidated financial statements).

The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2013 and 2012:

	Cash Distributions Declared Per Share
Quarter	2013		2012
First	$0.195052		$0.185700
Second	0.195052		0.189878
Third	0.195052		0.189878
Fourth	0.240056	(1)	0.189878

Total	$0.825212		$0.755334

(1)	In addition to regular monthly distributions, cash distributions declared on our common stock during the fourth quarter of 2013 included $0.03 per share in special cash distributions.

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2013 and 2012, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2013 and 2012, a Form 1099-DIV was sent to our shareholders which stated the amount and sources of the paid distributions and provided information with respect to appropriate tax treatment of the paid distributions.

On December 20, 2013, our board of directors declared distributions for the first quarter of 2014 which represent an annualized distribution rate of 6.90% based on our current public offering price of $11.30 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 7, 14, 21 and 28, 2014	January 29, 2014	$0.015004
February 4, 11, 18 and 25, 2014	February 26, 2014	$0.015004
March 4, 11, 18 and 25, 2014	March 26, 2014	$0.015004

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

The following selected financial data for the years ended December 31, 2013, 2012 and 2011, and for the period from June 9, 2010, (Inception) to December 31, 2010 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

	(U.S. dollar amounts in thousands, except per share data)
	Year Ended December 31,			Period from June 9, 2010 (Inception) to December 31, 2010
	2013	2012	2011
Statement of operations data:
Investment income	$119,573	$35,583	$959	$—
Operating expenses
Total expenses	68,502	19,651	1,482	—
Reimbursement of expense support	1,136	1,830	—
Advisors’ expense support	—	(1,590)	(1,376)	—

Net expenses	69,638	19,891	106	—

Net investment income	49,935	15,692	853	—
Realized and unrealized gain	55,022	9,962	529	—

Net increase in net assets resulting from operations	$104,957	$25,654	$1,382	$—

Per share data:
Net investment income - basic and diluted	$0.48	$0.50	$0.67
Net increase in net assets resulting from operations—basic and diluted	$1.00	$0.82	$1.09
Distributions declared	$0.83	$0.76	$0.37
Balance sheet data:
Total assets	$2,281,186	$850,324	$116,223	$200
Credit facilities	$707,389	$159,620	$25,340	$—
Total net assets	$1,430,434	$611,484	$65,163	$200
Other data:
Total investment return-net price(1)	10.2%	14.2%	6.5%	—
Total investment return-net asset value(2)	11.4%	14.3%	6.5%
Number of portfolio companies at period end	94	126	110	—
Total portfolio investments for the period	$2,090,370	$991,952	$106,811	—
Investment sales and prepayments for the period	$925,095	$410,530	$482	—

(1)

Total investment return-net price is a measure of total return for shareholders who purchased our common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.
(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the consolidated financial statements. We consider these accounting policies to be deemed critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

Valuation of Investments – We measure the value of our investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC Topic 820 also defines hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and the hierarchical levels are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market fund/ short term investment funds and foreign currency are generally included in Level 1. We do not adjust the quoted price for these investments.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms under a valuation policy and a consistently applied valuation process. Our board of directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value of our investments for which market quotations are not readily available.

Our board of directors makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the value recorded us.

We and the Advisors undertake a multi-step valuation process each quarter for debt and equity securities whose market prices are not otherwise readily available, as described below:

•	The quarterly valuation process initially begins with each portfolio company or investment being initially valued by KKR (internal valuation) and/or an independent third party valuation firm retained by us (external valuation), which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each investment, along with supporting documentation, to CNL and our management where the valuation recommendations and internal/external valuation documentation are reviewed by CNL and our management.

•	If our management is satisfied, it will forward the valuation recommendations and supporting documentation for review by our audit committee.

•	Our board of directors then discusses the investment valuation recommendations with our Advisors and, based on those discussions and the related conclusions of our audit committee, determines the fair value of these investments in good faith.

Depending on the relative liquidity in the markets for certain assets, we may transfer assets to Level 3 if we determine that observable quoted prices, obtained directly or indirectly, are not available. The valuation techniques used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

•	Corporate Debt Securities and Corporate Loans, at Estimated Fair Value: Corporate debt securities and corporate loans, at estimated fair value are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or indicative broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

•	Equity Investments, at Estimated Fair Value: Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

•	Total Return Swaps, at Estimated Fair Value: We value our TRS in accordance with the TRS agreements between us (or our wholly owned subsidiary) and the TRS counter-party, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified in the TRS Agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, our management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by the TRS counter-party, based on the inputs provided by third-party pricing services with (ii) pricing inputs that are independently sourced by our management and/or the Advisors from third-party pricing services. Additionally, our management reviews the calculations of both collected and accrued interest, TRS financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS. For additional disclosures on the TRS, including quantitative disclosures of the current period conclusions of the fair value components, refer to Note 4.

Key unobservable inputs that have a significant impact on the Level 3 valuations as described above are included in Note 5 to the consolidated financial statements. We utilize several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment. In its role as our investment adviser, KKR may provide assistance to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to us any earned capital structuring fees based on the pro-rata portion of our investment. These fees are generally non-recurring and are recognized as earned revenue by us upon closing of the associated investment. Loan origination, closing, commitment and other fees received directly from borrowers in connection with the closing of investments are accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

We have investments in debt securities that contain a contractual payment-in-kind (“PIK”) interest provision. PIK interest computed at the contractual rate specified in the investment’s credit agreement is accrued into income and reflected as interest receivable up to the capitalization date. PIK investments offer issuers either the option or the obligation at each interest payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest receivable as additional principal due from the borrower. PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. If the portfolio company valuation indicates a value of the PIK investment that is not sufficient to cover the contractual PIK interest, we will not accrue PIK interest or income on the PIK investment and will record an allowance for any accrued PIK interest receivable as a reduction of interest or dividend income in the period we determine it is not collectible. To maintain our status as a RIC, PIK interest income, which is considered taxable income, must be paid out to shareholders in the form of distributions, even though we have not yet collected the cash.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Loans or debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed when a loan or a debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

Foreign Currency Translation, Transactions and Gains/Losses – Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the rates of exchange prevailing on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

Net assets and fair values are presented based on the applicable foreign exchange rates described above and we do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by us and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of operations. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations. Unrealized appreciation (depreciation) on foreign currency forward contracts is included with unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of assets and liabilities.

Management Fees – We accrue for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. We record the liability for the incentive fee on capital gains based on a hypothetical liquidation of our Investment Portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee associated with net realized gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed on the consolidated statements of operations and accrued on the consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Federal Income Taxes – We have elected to be treated for federal income tax purposes, and intend to maintain our qualification as RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying a material level of federal income taxes in the future.

We are also generally subject to nondeductible federal excise taxes if we do not distribute an amount at least equal to the sum (i) 98% of net ordinary income for a calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% federal excise tax on this excess taxable income.

We recognize in our consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal.

Book and tax basis differences relating to permanent book and tax differences are reclassified among our capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from GAAP. See Note 13 to the consolidated financial statements.

See Note 2 to the consolidated financial statements for a description of recently issued accounting pronouncements. None of the recently issued accounting pronouncements has had a material effect on our consolidated financial statements.

OVERVIEW

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL and KKR, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for us to operate.

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. A substantial portion of our portfolio consists of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products such as collateralized loan obligations.

As of December 31, 2013, our investment program consisted of two main components. First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and direct lending transactions. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets or “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the notional amount of TRS reference assets. At the end of the TRS contract life, we will receive additional economic benefit if the net value of the TRS Portfolio appreciates relative to its notional amount. Conversely, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to its notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

Our investment program is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment in, or investment security issued by, a portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics.

This flexible investment program enables us to primarily focus on four investment types:

•	Senior Debt. We invest in senior debt, and we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans, or senior secured bonds. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Structured Products. We also invest in structured products, which may include collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”), structured notes and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests.

On May 23, 2013 we were granted the SEC Exemptive Order, which expanded our ability to co-invest in privately negotiated transactions with other investment funds affiliated with KKR (the “Co-Investment Transactions”). Accordingly, our Advisors are able to pursue and access investment opportunities where:

•	the business terms for investing debt and equity capital in the portfolio company are negotiated in all respects,

•	KKR or one or more of its affiliates is directly sourcing and negotiating the business terms of the Co-Investment Transaction, and

•	we can establish and liquidate our investment position alongside other investment funds that are managed by KKR or that represent affiliates of KKR.

Our Advisors expect that these Co-Investment Transactions will represent an increasing portion of our Investment Portfolio and therefore we can expect some of the following changes as a result of that greater emphasis on Co-Investment Transactions:

•	An alteration in the liquidity characteristics of our Investment Portfolio because of an increase in the proportion of investments in portfolio companies that are originated directly by KKR and its affiliates as primary market negotiated transactions, and a commensurate reduction in the proportion of our portfolio that is composed of debt investments that are acquired and liquidated through secondary market transactions;

•	An increase in the average amount invested per portfolio company (because of (i) a reduction in the overall number of portfolio companies held in the Investment Portfolio and (ii) the likely increase in the average amount of capital that is committed to primary market negotiated transactions, including Co-Investment Transactions) which will alter the investment diversification and concentration characteristics of our Investment Portfolio;

•	An increase in the number of investments and the share of our Investment Portfolio that will rely on valuation inputs that are unobservable and where initially there is little, if any, market activity for the investments that result from Co-Investment Transactions, thereby an increased dependency by us on our board of directors to determine in good faith the fair value of a larger proportion of our investments, including Co-Investment Transactions; and

•	The addition of new borrowing arrangements, including secured and unsecured credit facilities, to finance our Co-Investment Transactions with borrowed capital in addition to equity capital available to us, while adhering to the borrowing limitations that already apply to us pursuant to the 1940 Act.

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance. While the TRS reference assets also generate interest income and fees, such amounts, net of the financing amounts we pay quarterly to the TRS counterparty, are recognized as realized gains pursuant to GAAP when payable to us.

Operating Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, amortization of deferred offering expenses, fund administrative expenses, custody/accounting fees, and third-party expenses incurred under the administrative services agreement. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

($ in millions except per share data)
Year ended December 31,	2013	2012
Total consolidated assets	$2,281.19	$850.32
Adjusted total assets (Total consolidated assets net of payable for investments purchased)	$2,180.17	$777.89
Investment in portfolio companies	$1,924.87	$697.67
Borrowings - credit facilities	$707.39	$159.62
Borrowings - TRS deemed senior securities	$22.41	$76.05
Average credit facility borrowings	$339.27	$110.07
Net assets	$1,430.43	$611.48
Average net assets	$1,036.50	$304.26
Net asset value per share as of December 31,	$10.00	$9.75
Leverage ratio (Borrowings/Adjusted total assets) as of December 31,	33%	30%
Weighted average asset coverage ratio	3.58	3.62

Portfolio Activity for the Year Ended December 31,	2013	2012
Cost of investments purchased	$2,090.37	$991.95
Sales, principal payments and other exits	$925.10	$410.53
Net investment income	$49.94	$15.69
Net realized gains on investments, derivative instruments and foreign currency transactions	$28.05	$3.04
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation:	$26.98	$6.92
Net increase in net assets from operations	$104.96	$25.65
Total distributions declared	$87.00	$23.32
Calendar year paid distribution as % of taxable income available for distribution	97%	97%
Net investment income before unearned incentive fees per share	$0.54	$0.56
Net investment income per share	$0.48	$0.50
Earnings per share	$1.00	$0.82
Distributions declared per share outstanding for the entire period	$0.83	$0.76

Common Stock Offering Summary for the Year Ended December 31,	2013	2012
Gross proceeds	$849.31	$588.37
Net proceeds to Company	$770.59	$532.86
Average net proceeds per share	$9.97	$9.77
Shares issued in connection with offering	77.26	54.52

BUSINESS ENVIRONMENT

The prices of loans and bonds trading in the secondary market continued to climb higher in 2013 and therefore the investment yields on secondary debt investments generally declined during the year. While originated private debt to middle market companies were not immune to the technical market forces which were the primary driver of secondary market movements, the required returns associated with the less liquid private debt investment market did not compress at the same pace, thereby resulting in generally wider margins to treasury bonds as compared to yields associated with the more liquid syndicated debt market. As discussed above under “— Overview,” we began rotating our Investment Portfolio to originated private debt investments beginning in the second half of 2013 and expect this trend to continue as we capitalize on our Advisors’ ability to directly originate investments.

Overall we retain a favorable outlook for the global economy in 2014 and maintain our stance on corporate credit based on underlying fundamentals. Moreover, we believe that we are still in the early to middle stages of the cyclical part of the economic recovery, and as such we do not see the credit cycle turning in 2014. However, it is important to maintain a degree of caution as we progress into 2014. Credit defaults are currently at abnormally low levels and we do not assume this rate is sustainable. It is through rigorous fundamental due diligence, robust credit underwriting and direct structuring of investments that we believe we are positioning the portfolio to protect principal and generate attractive risk-adjusted returns.

Markets will continue to receive a generous but decreasing amount of stimulus through the Federal Reserve’s liquidity injections, but the uncertainty around the timing of any future tapering could potentially lead to short-term volatility especially in the secondary market. While we are currently focused on originated investments and we believe our flexibility to invest across the credit spectrum with a long-term perspective provides us with the best opportunity to generate favorable returns on invested capital. Therefore, we must remain vigilant for, and able to move quickly in response to changes in technical dynamics.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the years ended December 31, 2013 and 2012

The following table summarizes our investment activity for the years ended December 31, 2013 and 2012, excluding our short term investments.

	Investment Activity Summary for the Year Ended December 31, ($ in millions)
	2013		2012
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$1,924.87	$60.10	$697.67	$164.77
Incremental Investment Activity	$2,090.37	$531.89	$991.95	$183.22
Investment Sales	$(807.22)	$(421.00)	$(358.60)	$(16.68)
No. Portfolio Companies	94	20	126	47
Portfolio Company Additions	61	16	62	49
Portfolio Company Exits	(93)	(43)	(46)	(2)
No. Debt Investments	103	20	161	54
Debt Investment Additions	82	18	119	56
Debt Investment Exits	(140)	(52)	(100)	(2)
No. Structured Products Investments	4	—	1	—
No. Equity/Other Investments	5	—	3	—

While the Investment Portfolio and the TRS Portfolio are accounted for, and presented as, two distinct portfolios, the two portfolios had 17 and seven debt investment positions and 17 and 19 portfolio companies in common as of December 31, 2013 and 2012, respectively. The fair value of our TRS Portfolio decreased by 64% during the same period, primarily due to deletion and liquidation of reference assets in the TRS Portfolio. The utilization of the TRS has declined since December 31, 2012 in order to reallocate capital to fund our Co-Investment Transactions and other originated transactions.

The following information consists of additional segmentation analysis of our Investment Portfolio and TRS Portfolio based on asset categories and debt investment characteristics. However, our investment program is not managed with any specific asset category target goals.

The next two tables summarize the composition of our Investment Portfolio and our TRS Portfolio based on fair value as of December 31, 2013 and 2012, excluding our short term investments.

	Fair Value Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
First lien	$771,511	40.1%	$38,897	64.7%
Second lien	689,630	35.8	10,045	16.7
Secured bonds	13,351	0.7	3,640	6.1

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

	Fair Value Summary as of December 31, 2012 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
First lien	$415,501	59.6%	$121,458	73.7%
Second lien	94,742	13.6	6,548	4.0
Secured loans	3,023	0.4	—	—
Secured bonds	9,177	1.3	—	—

Total senior debt	522,443	74.9	128,006	77.7
Subordinated debt	166,345	23.8	36,762	22.3
Structured products	3,443	0.5	—	—
Equity/Other	5,437	0.8	—	—

Total	$697,668	100.0%	$164,768	100.0%

The next two tables summarize the composition of our Investment Portfolio based on amortized cost and the TRS Portfolio based on notional amount as of December 31, 2013 and 2012. The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities.

	Investment Portfolio Cost and TRS Notional Amount Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
First lien	$758,999	40.2%	$38,912	65.0%
Second lien	681,018	36.1	9,788	16.3
Secured bonds	12,575	0.7	3,640	6.1

Total senior debt	1,452,592	77.0	52,340	87.4
Subordinated debt	355,239	18.8	7,571	12.6
Structured products	55,520	2.9	—	—
Equity/Other	24,250	1.3	—	—

Total	$1,887,601	100.0%	$59,911	100.0%

	Investment Portfolio Cost and TRS Notional Amount Summary as of December 31, 2012 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
First lien	$412,409	59.6%	$121,145	73.9%
Second lien	94,769	13.7	6,587	4.0
Secured loans	3,139	0.4	—	—
Secured bonds	8,879	1.3	—	—

Total senior debt	519,196	75.1	127,732	77.9
Subordinated debt	163,646	23.6	36,280	22.1
Structured products	3,335	0.5	—	—
Equity/Other	5,250	0.8	—	—

Total	$691,427	100.0%	$164,012	100.0%

The next table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of December 31, 2013.

	Investment Portfolio as of December 31,				TRS Portfolio as of December 31,
Floating interest rate debt investments:	2013		2012		2013		2012
Percent of portfolio	63.4%		57.8%		64.8%		74.2%
Percent of floating rate debt investments with interest rate floors	96.4%		87.3%		100.0%		87.0%
Weighted average interest rate floor	1.1%		1.3%		1.2%		1.2%
Weighted average coupon spread	747	bps	595	bps	568	bps	433	bps
Weighted average years to maturity	5.8		5.2		5.5		5.8

Fixed interest rate debt investments:
Percent of portfolio	36.6%		42.2%		35.2%		25.8%
Weighted average coupon rate	10.6%		9.5%		8.6%		8.3%
Weighted average years to maturity	6.1		5.6		6.8		7.0

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.236% and 0.305% during the year ended December 31, 2013 and the terminal value was 0.246% on December 31, 2013. Interest rate resets for floating interest rate investments will only result in interest income increases when the reset interest rate exceeds the associated interest rate floor.

As of December 31, 2013, the debt investments in our Investment Portfolio were purchased at an average price of 97.4% of par value and our estimated forward-looking debt portfolio yield was 10.0% based on amortized cost. The forward-looking debt portfolio yield is calculated on the debt investments in our Investment Portfolio as the sum of a) the annual interest rate of each debt investment multiplied by its par amount and b) the annual amortization of any discount or premium, divided by the total amortized cost of the debt investments as of December 31, 2013.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2013 and 2012.

	Investment Portfolio as of December 31, ($ in millions)				TRS Portfolio as of December 31, ($ in millions)
	2013		2012		2013		2012
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BBB-	$—	—%	$—	—%	$—	—%	$5.67	3.4%
BB+	—	—	0.20	0.1	—	—	—	—
BB	—	—	13.53	1.9	—	—	14.37	8.7
BB-	—	—	39.72	5.7	—	—	8.61	5.2
B+	117.53	6.1	87.28	12.5	12.06	20.1	44.41	27.0
B	329.46	17.1	178.18	25.6	28.26	47.0	70.02	42.5
B-	195.51	10.2	184.37	26.4	9.73	16.2	7.78	4.7
CCC+	561.63	29.2	125.75	18.0	10.05	16.7	12.85	7.8
CCC	48.10	2.5	23.20	3.3	—	—	1.06	0.7
CCC-	8.80	0.5	9.74	1.4	—	—	—	—
Not rated	663.84	34.4	35.70	5.1	—	—	—	—

Total	$1,924.87	100.0%	$697.67	100.0%	$60.10	100.0%	$164.77	100.0%

The table below presents a summary of our debt investment positions held in portfolio that feature payment-in-kind (PIK) for some or all of the borrowers’ interest payment obligations.

	($ in millions)
As of December 31,	2013	2012
Number of originated investments with PIK feature and active PIK election	5	—
Total number of all investments with PIK feature	15	1
Total number of all investments that have active PIK election	10	1
Par value of originated investments with PIK feature and active PIK election	$303.04	$—
Total par value of all investments with PIK feature	$431.14	$9.27
Total par value of all investments that have active PIK election	$368.65	$9.27
Percent of Investment Portfolio with active PIK election, at par value	16.1%	1.3%
PIK capitalized during the year ended December 31,	$9.32	$0.27
Capitalized PIK as a percentage of interest income for the year ended December 31,	8.8%	0.8%
Capitalized PIK as a percentage of total investment income for the year ended December 31,	7.8%	0.8%

As discussed above under “— Overview,” since we received our SEC Exemptive Order, we have increased our focus on originated debt investments, including Co-Investment Transactions, as a main element of the investment strategy. During the year ended December 31, 2013, the following highlights are associated with this investment focus on originated debt investments:

•	A total of 15 investments, that together represent $704.32 million at original cost, were directly originated in the year ended December 31, 2013, and was approximately 33.7% of total investment activity for the year. Thirteen of these originated investments were classed as Co-Investment Transactions as defined under the SEC Exemptive Order, representing $594.74 million of invested capital at original cost. In total we have invested $713.02 million in originated investments which now represent 37.0% of our total Investment Portfolio as of December 31, 2013, as measured on the basis of estimated fair value.

•	As of December 31, 2013, the estimated forward-looking annual yield of the originated debt investments was 11.6% based on amortized cost, as compared to 9.1% for the remainder of our debt investment portfolio.

•	The investment diversification and concentration characteristics of our Investment Portfolio have shifted; our average amount invested per portfolio company has increased to $20.48 million as of December 31, 2013, up from $5.6 million as of December 31, 2012, as measured on the basis of estimated fair value, while the number of portfolio company positions has decreased from 126 as of December 31, 2012 to 94 as of December 31, 2013. The average originated deal size, based on original cost and measured at the portfolio company level, was $46.95 million as compared to an average of $14.77 million for all other portfolio companies held in our Investment Portfolio.

•	The fair valuation leveling has shifted in our Investment Portfolio, whereby as of December 31, 2013, 41.6% of our total Investment Portfolio at fair value relied on unobservable valuation inputs (i.e. Level 3) , as compared to 13.1% classified as Level 3 as of December 31, 2012.

•	We added a third credit facility to expand our borrowing capacity during the year ended December 31, 2013 with $320 million of committed borrowing capacity; this credit facility enables us to borrow investment capital to invest alongside our equity capital in our investment program that is focused on originated transactions.

•	We recognized $10.49 million in fee income during the year ended December 31, 2013 in connection with originated debt investments.

As of December 31, 2013, our Investment Portfolio of 94 portfolio companies was diversified across 17 industry classifications, as compared to our Investment Portfolio as of December 31, 2012 that consisted of 126 portfolio companies diversified across 23 distinct industry classifications. As of December 31, 2013, the TRS Portfolio consisted of 20 portfolio companies diversified across seven distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2012 that consisted of 47 portfolio companies diversified across 18 distinct industry classifications. The next table presents a diversification summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications at December 31, 2013 and December 31, 2012.

	Investment Portfolio as of December 31, ($ in millions)				TRS Portfolio as of December 31, ($ in millions)
	2013		2012		2013		2012
Industry Classification	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value
Consumer Durables & Apparel	19.0%	$365.97	1.0%	$6.92	18.2%	$10.94	0.9%	$1.49
Technology Hardware & Equipment	12.4	238.57	7.8	54.56	22.2	13.35	2.4	3.90
Retailing	10.6	204.88	9.2	64.01	—	—	2.6	4.24
Health Care Equipment & Services	9.3	178.20	6.2	43.23	4.1	2.46	7.7	12.66
Software & Services	7.7	147.36	9.1	63.20	12.2	7.30	15.6	25.78
Materials	7.1	136.36	9.9	69.35	22.0	13.23	3.7	6.09
Energy	6.1	117.40	0.9	6.43	—	—	1.1	1.81
Capital Goods	5.4	103.20	13.7	95.73	4.4	2.67	15.0	24.76
Food, Beverage & Tobacco	5.2	99.25	1.3	9.00	—	—	—	—
Insurance	3.5	67.68	6.2	43.51	—	—	1.8	3.00
Commercial & Professional Services	3.5	67.55	3.4	24.03	—	—	4.2	7.00
Remaining Industries	10.2	198.45	31.3	217.70	16.9	10.15	45.0	74.04

Total	100.0%	$1,924.87	100.0%	$697.67	100.0%	$60.10	100.0%	$164.77

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of our Offerings, credit facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our credit facilities and proceeds from the turnover of our Investment Portfolio to finance our secondary market and originated investments in portfolio companies.

Equity Capital

We raised net proceeds from our Offerings of $807.20 million and $544.70 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we have raised net proceeds of $1,416.33 million through the sale of 143.70 million shares of common stock since we commenced our Offerings, including the reinvestment of distributions into shares of our common stock.

Credit Facilities

We borrow funds to invest alongside the equity capital proceeds of our Offerings and the proceeds from the turnover of our portfolio. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, is greater than 200% after such borrowing incurrence or issuance of our senior securities.

The following table presents summary information with respect to our outstanding credit facilities.

	As of December 31, 2013 ($ in thousands)
Credit Facility	Total Aggregate Principal Amount Committed (1)		Principal Amount Outstanding
Deutsche Bank Credit Facility	$265,000		$264,440
BNP Credit Facility	200,000		123,000
Senior Secured Credit Facility	320,000	(2)	319,949	(3)

Total	$785,000		$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows us under certain circumstances, to increase the size of the Senior Secured Credit Facility to a maximum of $600 million.
(3)	Includes $142.40 million denominated in foreign currency.

Deutsche Bank Credit Facility

In 2011, our wholly-owned special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). At the time CCT Funding initially entered into the Deutsche Bank Credit Facility, Deutsche Bank was the sole initial lender. On February 11, 2013, CCT Funding, Deutsche Bank and a second lender entered into an amendment (the “Third Amendment”) to the Deutsche Bank Credit Facility. The Third Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100 million. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Deutsche Bank Credit Facility.

CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 23% of our total Investment Portfolio, including money market investments, was held as collateral at CCT Funding under the Deutsche Bank Credit Facility as of December 31, 2013.

We have incurred costs of $1.34 million in connection with arranging and amending the Deutsche Bank Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our consolidated statement of assets and liabilities and we amortize these costs to interest expense over the life of the credit facility. As of December 31, 2013, $0.58 million of such deferred financing costs had yet to be amortized to interest expense.

As of December 31, 2013, $65.00 million was borrowed and outstanding as Tranche B1 Loans, $100.00 million was borrowed and outstanding as Tranche B2 Loans and $94.44 million was borrowed and outstanding as Tranche D loans. The unused commitment balance was $0.56 million under the Tranche D Loans commitments. For the years ended December 31, 2013 and 2012, our all-in cost of financing for the Deutsche Bank Credit Facility, including fees and expenses, was 2.65% and 2.60%, respectively.

On January 28, 2014, CCT Funding entered into an amendment (the “Fourth Amendment”) under the Deutsche Bank Credit Facility. The Fourth Amendment further amends the Deutsche Bank Credit Facility by providing for, among other things, an upsize of the Tranche B1 Loans from $65 million to $140 million, for total borrowings available under the credit facility of $340 million. As amended, the Tranche B1 Loans are scheduled to mature on January 28, 2015.

BNP Credit Facility

On June 4, 2013, we entered into a committed facility arrangement (the “BNP Credit Facility”), which became effective on June 12, 2013, with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which we may borrow up to $200 million. On August 29, 2013 we assigned the agreements under the BNP Credit Facility to Paris Funding LLC (“Paris Funding”), our newly created wholly-owned special purpose financing subsidiary. The BNP Credit Facility is secured by certain assets in our portfolio that have been pledged as collateral. The amount of assets that we are required to pledge is determined in accordance with the margin requirements of the BNP Credit Facility. Approximately 12% of our total Investment Portfolio, including money market investments, was pledged as collateral under the BNP Credit Facility as of December 31, 2013. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. We also pay an annual commitment fee on any unused commitment amounts. That fee, which was initially 0.55%, was increased to 0.75% on December 30, 2013.

As of December 31, 2013, $123.00 million was borrowed and outstanding under the BNP Credit Facility. For the year ended December 31, 2013, our all-in cost of financing for the BNP Credit Facility, including fees and expenses, was 2.15%. We have incurred costs of $0.47 million in connection with arranging the BNP Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our consolidated statement of assets and liabilities and we amortize these costs to interest expense over the initial term of the credit facility. As of December 31, 2013, $0.21 million of such deferred financing costs had yet to be amortized to interest expense.

Senior Secured Credit Facility

On September 4, 2013 (the “Closing Date”), we entered into a senior secured revolving credit agreement (the “Senior Secured Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), acting as administrative agent. The Senior Secured Credit Agreement provides for a revolving credit facility (the “Senior Secured Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate amount of $285 million. The Senior Secured Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $600 million. On October 24, 2013, the aggregate loan commitment under the Senior Secured Credit Facility was increased to $320 million.

The Senior Secured Credit Facility is secured by substantially all of our portfolio investments and our cash and securities accounts excluding those held by our wholly owned financing subsidiaries, and provides for a guaranty by certain of our subsidiaries. Borrowings under the Senior Secured Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of investments in our portfolio. The stated borrowing rate under the Senior Secured Credit Facility is based on LIBOR plus an applicable spread of 2.50%, or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. We also pay an annual commitment fee on any unused commitment amounts of between 0.375% and 1.00%, which varies depending on total utilization.

As of December 31, 2013, $319.95 million was borrowed and outstanding under the Senior Secured Credit Facility, including $142.40 million of foreign currency borrowings. For the year ended December 31, 2013, our all-in cost of financing for the Senior Secured Credit Facility, including fees and expenses, was 3.73%. We have incurred costs of $3.95 million in connection with arranging the Senior Secured Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our consolidated statement of assets and liabilities and we amortize these costs to interest expense over the initial term of the credit facility. As of December 31, 2013, $3.63 million of such deferred financing costs had yet to be amortized to interest expense.

Total Credit Facility Borrowings

For the year ended December 31, 2013, our total all-in cost of financing, including fees and expenses, was 2.73%. As of December 31, 2013, the ratio of total credit facility borrowings-to-adjusted total assets was 32%. (Adjusted total assets is equal to total consolidated assets excluding payable for investments purchased.) We will continue to draw on the revolving credit facilities and combine borrowed funds with equity capital to finance our acquisition of investment positions in portfolio companies. Additionally, we may further increase the aggregate borrowing commitment in the future beyond the current amount of $785.00 million that is available to us from our revolving credit facilities, and/or we may add additional credit arrangements. See “Note 11 Revolving Credit Facilities and Borrowings” in our consolidated financial statements for additional disclosures regarding our credit facilities.

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

Effective July 22, 2013, BNS Trust resigned as custodian in connection with the TRS, and the BNS Custodian Agreement was terminated without any early termination penalties incurred by us or Halifax Funding. The resignation of BNS Trust was made in connection with a broader decision by BNS to discontinue its custody business operations in the United States. In connection with the termination of the BNS Custodian Agreement, Halifax Funding and BNS entered into a Control Agreement dated as of July 22, 2013 (the “Control Agreement”) with State Street Bank and Trust Company, as custodian (the “Custodian”). Pursuant to an amendment to the TRS, the Custodian succeeds BNS Trust as the custodian in connection with the TRS.

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

Pursuant to Halifax Funding’s limited liability company operating agreement, we act as the manager of Halifax Funding and exercise Halifax Funding’s rights under the TRS, including selecting the specific loans or bonds to be included in, or deleted from, the TRS Portfolio. The loans and/or bonds selected by Halifax Funding for purposes of inclusion in the TRS Portfolio are selected by us in accordance with our investment objective. Each selected loan or bond, and the TRS Portfolio taken as a whole, must also meet criteria described in the TRS Agreements. BNS, as calculation agent, determines whether each loan or bond complies with the TRS portfolio criteria. Halifax Funding receives quarterly from BNS all collected interest and fees from the portfolio of TRS reference assets. Halifax Funding pays to BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted collateral) equals or exceeds 50% of the notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS notional amount. In addition, upon the sale or repayment of any TRS reference asset, Halifax Funding will either receive from BNS the realized gain in the value of such reference asset relative to its notional amount, or pay to BNS any realized loss in the value of the reference asset relative to its notional amount. The required amount of collateral may exceed 50% of the notional amount in the event that reference asset(s) or groupings of assets exceed certain portfolio concentration limits. As of December 31, 2013, the posted collateral of $37.50 million equals 63% of the total notional amount, as compared to 54% as of December 31, 2012. The required collateral amount as of December 31, 2013 at 40% and 50% of total notional amount was $23.96 million and $29.96 million, respectively. As of December 31, 2013, we were also required to post additional collateral in the amount of $12.93 million due to concentration limits in the TRS Portfolio.

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

All collateral required to be posted under the TRS Agreements is held in the custody of the Custodian. The Custodian will maintain and perform certain custodial services with respect to the collateral pursuant to the Control Agreement. The Control Agreement and the obligations of the Custodian thereunder will continue until BNS has notified the Custodian in writing that all obligations of Halifax Funding under the TRS Agreements have been satisfied.

In connection with the TRS Agreements, Halifax Funding has made customary representations and warranties and is required to comply with various covenants, financial reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events, the TRS Agreements contain the following additional termination events, among others: (a) the occurrence of an event that materially and adversely affects us and that BNS reasonably believes could also materially impair Halifax Funding’s ability to perform its obligations under the TRS Agreements; (b) a regulatory or judicial authority’s initiation of a proceeding for financial fraud or criminal wrongdoing against us that is reasonably likely to adversely impact the risk profile of an investment in or loan to Halifax Funding; (c) specified material reductions in Halifax Funding’s net asset value, including if, at any time, such net asset value declines to less than 50% of its net asset value in effect either as of the last day of the preceding calendar year or as of the date of the TRS Agreements; (d) Halifax Funding’s material amendment to, or material failure to comply with, its investment strategies or restrictions, to the extent that, in light of such amendment or non-compliance, BNS reasonably expects Halifax Funding to be unable to observe its obligations under the TRS Agreements; and (e) if, at any time, out of a group of seven specifically identified key KKR personnel, fewer than four continue to be partners, members, directors or employees of KKR or serve investment or risk assessment roles in respect of KKR. Additionally, on November 12, 2013, Halifax Funding and BNS amended the TRS Agreements to add, among other revisions, an additional termination event, namely, the incurrence by Halifax Funding of any indebtedness or financial obligation exceeding $2.50 million.

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

Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not reflected on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2013, our unfunded loan commitments totaled $17.50 million. We maintain sufficient liquidity in the form of cash on hand, cash proceeds from unsettled liquidated investments, and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments should the need arise.

During the first two months of 2014, we have sold investments of $281.35 million. The proceeds from these sales have been used to fund new investment activity of $154.61 million and to pay down existing credit facilities.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their ordinary monthly distributions and/or long-term capital gains distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan remain taxable to the U.S. shareholder.

We declared our first distribution on June 8, 2011. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2012 and 2013:

For the Year Ended December 31,	Per Share	Amount ($ millions)
2012	$0.755374	$23.32
2013	$0.825212	$87.00

Approximately 51% and 50% of the distributions we declared in the years ended December 31, 2013 and 2012, respectively, were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies. See Note 8 to the consolidated financial statements for a discussion of the sources of distributions on a GAAP basis.

Net investment income and realized capital gains represent the primary sources for us to pay distributions. The next table presents other sources of taxable income available for distributions for the years ended December 31, 2013 and 2012.

For the year ended December 31, ($ millions)	2013	2012
Ordinary income component of tax basis accumulated earnings	$0.82	$0.11
Estimated unearned performance-based incentive fees	6.72	1.98
Organization and offering expenses	6.44	2.11
Taxable income from investments on non-accrual status	1.05	—
Net change in unrealized depreciation on total return swaps	0.51	1.35
Net change in unrealized depreciation on foreign currency forward contracts	(3.03)	(.15)
Other book-tax differences	0.4	—

Total of other sources available for distributions (1)	$12.55	5.40

(1)	The above table does not present all adjustments to calculate taxable income available for distributions. See Note 13 to the consolidated financial statements for a reconciliation of net increase in net assets resulting from operations to taxable income available for distributions.

For the years ended December 31, 2013 and 2012, 100% of our declared distributions were covered by taxable income available for distributions. We routinely disclose the sources of paid distributions to our shareholders on periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders.

Results of Operations

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Set forth below are our results of operations for the years ended December 31, 2013 and 2012. The growth of our Investment Portfolio since December 31, 2012 is primarily due to the increase in equity capital from our Offerings, and this increase in both (i) capital available for investment, including borrowed funds, and (ii) investment activity contributed to significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment Income

Investment income for the years ended December 31, 2013 and 2012 was $119.57 million and $35.58 million, respectively. The largest component of investment income was interest income of $105.71 million and $34.21 million for the years ended December 31, 2013 and 2012, respectively. The increase in investment income is due primarily to the growth of our Investment Portfolio over the last year. We raised $807.20 million in net proceeds from our Offerings during the year ended December 31, 2013, and this equity capital was deployed throughout the year in the acquisition of investment securities issued by portfolio companies. We also generated fee income of $13.80 million during the year ended December 31, 2013, as compared to $1.27 million during the year ended December 31, 2012. The increase in fee income is due primarily to $10.49 million of structuring service fees earned on direct origination deals, including Co-Investment Transactions. We expect our Investment Portfolio to continue to grow during 2014 and, accordingly, we believe that reported investment income for the year ended December 31, 2013 is not representative of our stabilized performance or our future performance. We expect further increases in investment income in future periods due to (i) an increase in our weighted average coupon spread that has resulted from our recent focus on Co-Investment Transactions and other originated transactions, (ii) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital available to us for investment purposes from our Follow-On Offering and borrowed capital, and (iii) additional structuring service fees earned on Co-Investment Transactions. The interest income earned by the TRS reference assets is not included in investment income in the consolidated statements of operations, but rather it is included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating Expenses

Our total operating expenses were $68.50 million and $19.65 million for the years ended December 31, 2013 and 2012, respectively. Our operating expenses included $30.09 million and $9.19 million in base management fees attributed to the investment advisory services of our Advisors for the years ended December 31, 2013 and 2012, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $16.03 million and $1.98 million for the years ended December 31, 2013 and 2012, respectively. The performance-based incentive fee expense for the year ended December 31, 2013 is comprised of subordinated incentive fees on income of $6.99 million and incentive fees on capital gains of $9.04 million. The performance-based incentive fee expense for the year ended December 31, 2012 is comprised entirely of incentive fees on capital gains. Additionally, during 2013 we implemented a change in the computation of performance-based incentive fees that effectively reduces the amount of incentive fees on capital gains that the Advisors can earn from the TRS investment. As discussed in “Note 6. Agreements and Related Party Transactions” in our consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS net interest spread. A portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio and derivative instruments. However, the performance-based incentive fee on capital gains with respect to such net unrealized appreciation is not payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation that is recorded in our Investment Portfolio, TRS Portfolio and other derivatives.

The following table illustrates the calculation of the incentive fees on income for the three months ending September 30 and December 31, 2013. The Advisors did not earn any incentive fees on income for the three months ended March 31 and June 30, 2013.

	For the three months ended ($ millions)
	September 30, 2013		December 31, 2013
	Amount	Percent of Average Adjusted Capital	Amount	Percent of Average Adjusted Capital
Average Adjusted Capital	$1,128.54		$1,358.21

Net Investment Income	$15.73		$19.24
Add Back: Performance-Based Incentive Fees	5.89		10.00

Pre-Incentive Fees Net Investment Income	21.62	1.91%	29.24	2.15%
Subordinated Incentive Fees on Income	(1.71)	(0.15)%	(5.28)	(0.39)%

Preference Return to Shareholders (1)	$19.91	1.76%	$23.96	1.76%

(1)	Preference return rate is 1.7644% = 7%*(92 days/365 days)

The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Advisors have earned $2.32 million of incentive fees on capital gains for the 12 months ended December 31, 2013. The earned fees are expected to be paid to the Advisors during the first quarter of 2014. Prior to the year ended December 31, 2013, the Advisors had not received, nor earned, any payment of incentive fees on capital gains. The following table illustrates the calculation of the amount of the recorded incentive fee on capital gains that is payable to the Advisors as of December 31, 2013.

As of December 31, 2013	Amount ($ millions)
Cumulative net realized gains since inception (a)	$22.92
Less: Unrealized depreciation in Investment Portfolio, TRS Portfolio and other derivatives (b)	(11.31)

Excess cumulative net realized gains eligible for earned incentive fees	$11.61

Earned performance-based incentive fee on net realized gains@20% (1)	$2.32
Prior period paid incentive fees	—

Current period earned performance based incentive fee on net realized gains	$2.32

(1)	The actual incentive fee on capital gains earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess of (a) over (b), less any prior period payments of incentive fees on capital gain, if any.

See “—Contractual Obligations, —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

We recorded interest expense of $9.29 million and $2.88 million for the year ended December 31, 2013 and 2012, respectively, primarily in connection with borrowings under our revolving credit facilities. The increase in interest expense is primarily attributable to the increase in our weighted average debt outstanding to $339.27 million during the year ended December 31, 2013 as compared to $110.07 million the year ended December 31, 2012.

Our other operating expenses for the years ended December 31, 2013 and 2012 include $6.50 million and $1.21 million in offering expense, $2.05 million and $1.06 million in administrative services expenses, $1.43 million and $1.09 million in professional services expense, $0.56 million and $0.20 million in custodian and accounting fees, $0.37 million and $0.18 million in director fees and expenses and $2.18 million and $0.96 million in other expenses, respectively. We also incurred organization expenses of $0.90 million during the year ended December 31, 2012.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the year ended December 31, 2013, the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 0.75%, as compared to 1.23% for the year ended December 31, 2012. We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds, and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $1.59 million and we accrued $1.83 million as probable Reimbursement Payment obligation for the year ended December 31, 2012. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012, and therefore there were no Expense Support Payments from the Advisors for the year ended December 31, 2013. Additionally, we paid $1.83 million in 2013 and accrued $1.14 million for the year ended December 31, 2013 as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $2.97 million. Accordingly, our payments and accrual of reimbursement of Expense Support Payments equals 100% of cumulative Expense Support Payments as of December 31, 2013. (See “—Contractual Obligations, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net Investment Income

Our net investment income totaled $49.94 million ($0.48 per share) and $15.69 million ($0.50 per share) for the years ended December 31, 2013 and 2012, respectively. The primary drivers of the decrease in net investment income per share were (i) accrued reimbursement of expense support payable to the Advisors in the year ended December 31, 2013 and (ii) the receipt of expense support payments from Advisors in the year ended December 31, 2012. The table below shows net investment income and net investment income per share for the years ended December 31, 2013 and 2012, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the years ended December 31, ($ millions)
	2013	2012
Net Investment Income (GAAP)	$49.94	$15.69
Estimated unearned performance-based incentive fees	6.72	1.98
Reimbursement of expense support	1.14	1.83
Expense support	—	(1.59)

Adjusted Net Investment Income (non-GAAP)	$57.80	$17.91

Net Investment Income Per Share	$0.48	$0.50
Adjusted Net Investment Income Per Share	$0.55	$0.57

The decline in net investment income per share can also be partly attributed to the presence of the TRS Portfolio, which is not a contributor to GAAP net investment income since the TRS Portfolio collected and accrued interest income and TRS financing charges are included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments. The following table shows the TRS interest income and financing charges for the years ended December 31, 2013 and 2012.

	For the years ended December 31, ($ millions)
	2013	2012
Interest and fee income included in TRS fair value	$1.81	$1.02
Financing charge included in TRS fair value	(0.10)	(0.08)

Subtotal	1.71	0.94
Interest and fee income recorded as TRS realized gains	10.02	—
Financing charge recorded as TRS realized gains	(1.85)	—
Less: amounts included in prior period fair value	(0.94)	—

TRS Net Interest Spread	$8.94	$0.94

TRS Net Interest Spread Per Share	$0.09	$0.03

Net Realized Gain

We sold investments and received principal payments of $807.22 million and $117.88 million, respectively, during the year ended December 31, 2013, from which we realized net gains of $20.04 million. Our net realized gain on derivative instruments of $9.14 million for the year ended December 31, 2013 was comprised of a $10.31 million realized gain on the TRS and a $1.17 million realized loss on foreign currency forward contracts. The net realized loss on foreign currency transactions was $1.13 million. We sold investments and received principal payments of $358.60 million and $51.93 million, respectively, during the year ended December 31, 2012, from which we realized a net gain of $3.48 million. Our net realized loss on derivative instruments of $0.43 million for the year ended December 31, 2012 was comprised of net realized losses on foreign currency forward contracts. We also realized a net loss on foreign currency transactions of $0.06 million during the year ended December 31, 2012.

Net Unrealized Appreciation or Depreciation

For the year ended December 31, 2013, net unrealized appreciation on investments increased by $31.03 million, net unrealized appreciation/depreciation on derivative instruments decreased by $2.52 million and net unrealized appreciation/ depreciation on foreign currency translation decreased by $1.53 million. The increase in net unrealized appreciation on investments was driven largely by new investments acquired during the year ended December 31, 2013. The net change in unrealized appreciation/depreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $0.51 million and net unrealized depreciation on foreign currency forward contracts of $3.03 million. The net change in TRS unrealized appreciation consisted of (i) spread interest income of $0.76 million, (ii) realized gains on the TRS reference assets of $0.32 million and (iii) unrealized depreciation on the TRS reference assets of $0.57 million. The net change in unrealized depreciation on foreign currency translation consisted of $1.61 million of net unrealized depreciation on the portion of the Senior Secured Credit Facility that is denominated in foreign currencies, offset by $0.08 million of net unrealized appreciation on the foreign currency translation of other trade receivables and payables. For the year ended December 31, 2012, the net change in unrealized appreciation on investments was $5.76 million, the net change in unrealized appreciation on derivative instruments was $1.20 million and the net change in unrealized depreciation on foreign currency translation was $0.04 million.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2013 and 2012, the net increase in net assets resulting from operations was $104.96 million and $25.65 million, respectively.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Investment Income

We generated investment income of $35.58 million and $0.96 million for the years ended December 31, 2012 and 2011, respectively. Our investment income primarily consists of interest earned on senior and subordinated debt investments held in our Investment Portfolio. This comparative increase in investment income is due to the growth of our Investment Portfolio since commencing investment operations in July 2011. The level of interest income we receive is directly related to (i) our rate of investing equity capital and borrowed funds into the investment securities of portfolio companies, (ii) the weighted average balance of interest-bearing investments throughout the period, and (iii) the weighted average yield of our investments. The interest earned by the TRS reference assets is not recorded as investment income, but rather it is included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating Expenses

Our total operating expenses were $19.65 million and $1.48 million for the years ended December 31, 2012 and 2011, respectively. Our operating expenses included $9.19 million and $0.35 million in base management fees attributed to the investment advisory services of our Advisors for the years ended December 31, 2012 and 2011, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded incentive fee expense of $1.98 million and $0.28 million for the years ended December 31, 2012 and 2011, respectively. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our Investment Portfolio. The actual amount due and payable to the Advisors is determined at the end of the calendar year. As of December 31, 2012 and 2011, the cumulative realized gains were $3.05 million and $0.01 million, respectively, and the unrealized depreciation in our Investment Portfolio was $8.76 million and $0.49 million, respectively, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains as of December 31, 2012.

We recorded interest expense of $2.87 million and $0.09 million for the years ended December 31, 2012 and 2011, respectively, in connection with borrowing under our revolving credit facility which became effective on August 23, 2011. The increase in interest expense is primarily attributable to the increase in our weighted average debt outstanding to $110.07 million during the year ended December 31, 2012 as compared to $4.08 million the year ended December 31, 2011.

Our other operating expenses for the years ended December 31, 2012 and 2011 include $1.06 million and $0.18 million in administrative services expenses, $1.09 million and $0.23 million in professional services expense, $0.20 million and $0.12 million in custodian and accounting fees, $0.18 million and $0.08 million in director fees and expenses and $0.96 million and $0.15 million in other expenses, respectively. We also incurred offering and organization expenses of $1.21 and $0.90 million, respectively, during the year ended December 31, 2012.

As our asset base and number of investors have grown, our general and administrative expenses have increased accordingly, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the year ended December 31, 2012, the ratio of core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 1.23%. All operating expenses for the year ended December 31, 2011, with the exception of unearned incentive fees on capital gains in the amount of $0.11 million were offset by the Advisors’ Expense Support Payments (as defined and discussed below under “—Contractual Obligations —Expense Support Agreement”). We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and our overall expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Payments and Reimbursement Payments - Expense Support Payments from the Advisors were $1.59 million and $1.38 million for the year ended December 31, 2012 and for the period from July 1, 2011 (commencement of operations) to December 31, 2011, respectively. The provisions of the Expense Support Agreement that provide for Expense Support Payments from the Advisors to us were not extended beyond June 30, 2012. Additionally, we accrued $1.83 million as probable Reimbursement Payment obligation relative to the cumulative Expense Support Payments of $2.97 million as of December 31, 2012. (See “—Contractual Agreements, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net Investment Income

Our net investment income totaled $15.69 million ($0.50 per share) and $0.85 million ($0.67 per share) for the years ended December 31, 2012 and 2011, respectively. The primary drivers of the decrease in net investment income per share were (i) accrued reimbursement of expense support payable to the Advisors in the year ended December 31, 2012 and (ii) the receipt of expense support payments from Advisors in the year ended December 31, 2011. The table below shows net investment income and net investment income per share for the years ended December 31, 2012 and 2011, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the years ended December 31, ($ millions)
	2012	2011
Net Investment Income (GAAP)	$15.69	$0.85
Estimated unearned performance-based incentive fees	1.98	0.11
Reimbursement of expense support	1.83	—
Expense support	(1.59)	(1.38)

Adjusted Net Investment Income (Loss) (non-GAAP)	$17.91	$(0.42)

Net Investment Income Per Share	$0.50	$0.67
Adjusted Net Investment Income (Loss) Per Share	$0.57	$(0.33)

The decline in net investment income per share can also be partly attributed to the presence of the TRS Portfolio, which is not a contributor to GAAP net investment income since the TRS Portfolio collected and accrued interest income and TRS financing charges are included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments. The following table shows the TRS interest income and financing charges for the year ended December 31, 2012. We had not entered into the TRS as of December 31, 2011.

For the year ended December 31, 2012	Amount ($ millions)
Interest and fee income included in TRS fair value	$1.02
Financing charge included in TRS fair value	(0.08)

TRS Net Interest Spread	$0.94

TRS Net Interest Spread Per Share	$0.03

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

NET ASSETS, NET ASSET VALUE PER SHARE, ANNUAL INVESTMENT RETURN AND TOTAL RETURN SINCE INCEPTION

Net assets increased $818.95 million during the year ended December 31, 2013. The most significant increase in net assets during the year ended December 31, 2013 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $807.20 million. Net investment income contributed

$49.94 million to the growth in net assets during the year ended December 31 30, 2013. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $26.98 million and (ii) net realized gains of $28.05 million. Distributions to shareholders in the amount of $87.00 million and the repurchase of shares of common stock in the amount of $6.20 million contributed to a reduction in net assets during the year ended December 31, 2013.

Net assets increased $546.32 million during the year ended December 31, 2012. The most significant increase in net assets during the year ended December 31, 2012 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $544.70 million. Net investment income contributed $15.69 million to the growth in net assets during the year ended December 31, 2012. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $6.92 million and (ii) net realized gains of $3.04 million. Distributions to shareholders in the amount of $23.32 million and the repurchase of shares of common stock in the amount of $0.71 million contributed to a reduction in net assets during the year ended December 31, 2012.

Net assets increased $64.96 million during the year ended December 31, 2011. The most significant increase in net assets during the year ended December 31, 2011 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $64.44 million. Net investment income contributed $0.85 million to the growth in net assets during the year ended December 31, 2011. Other increases in net assets were attributable to (i) unrealized appreciation on investments and foreign currency translation of $0.52 million and (ii) net realized gains of $0.01 million. Distributions to shareholders in the amount of $0.86 million contributed to a reduction in net assets during the year ended December 31, 2011.

Our net asset value per share was $10.00, $9.75 and $9.21 on December 31, 2013, 2012 and 2011, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.83, $0.76 and $0.37 per share during the years ended December 31, 2013, 2012 and 2011, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 11.4%, 14.3% and 6.5% for shareholders who held our shares over the entire twelve-month periods ending December 31, 2013 and 2012 and for the period from June 17, 2011 (commencement of operations) through December 31, 2011, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 35.6% (see chart below), or an annualized return of 12.7%. Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 22.1%, or an annualized return of 8.2%. The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 14.4% and 24.0%, respectively, in the period from June 17, 2011 to December 31, 2013.

Growth of $10,000 Initial Investment(1)

$14,500
$13,500
$12,500
$11,500
$10,500
$9,500
$8,500
Jun-2011
Sep-2011
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
$13,564
$12,404
$11,436
CCT(excluding sales load)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: June 17, 2011 to December 31, 2013.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our average gross assets (including assets purchased with borrowed funds and unsettled trades, unrealized appreciation or depreciation on total return swaps and collateral posted with custodian in connection with TRS, but excluding deferred offering expense), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived our requirement to reimburse them for organization and offering expenses for the period from June 17, 2011 through January 31, 2012. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. Beginning February 1, 2012, we implemented an expense reimbursement rate equal to 0.75% of gross Initial Offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. The reimbursement rate was increased to 1.0% of gross Initial Offering proceeds on March 1, 2013. Through the completion of the Initial Offering, the Advisors have been reimbursed in the amounts of $0.90 million for organization expenses and $10.84 million for offering expenses. There are no remaining unreimbursed organization and offering expenses from the Initial Offering. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering. As of December 31, 2013, the Advisors have been reimbursed in the amounts of $0.26 million for offering expenses from the Follow-On Offering, including any payable balances for reimbursement of offering expenses. As of December 31, 2013, the Advisors carried a balance of approximately $1.56 million for expenses incurred on our behalf in connection with the Follow-On Offering, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expenses.

The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and the reimbursement of the Advisor for offering expenses they incur on our behalf is expected to continue through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering. See “Note 6. Agreements and Related Party Transactions” in our consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Expense Support Agreement – We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period beginning on June 17, 2011 and ending on June 30, 2012. As of June 30, 2012, the Advisors had incurred $2.97 million of Expense Support Payments.

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments made under the Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be made within three years after the calendar year in which such Expense Support Payments are made. No Reimbursement Payment may be paid by us to the extent that it would cause our Other Operating Expenses (Other Operating Expenses is equal to Operating Expenses, but excluding base advisory fees and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the calendar year-end (the “Reimbursement Limit Percentage”). During the year ended December 31, 2013, we made a Reimbursement Payment of $1.83 million. As of December 31, 2013, the Advisors have been reimbursed $1.83 million of Expense Support payments and we have accrued an additional $1.14 million for probable Reimbursement Payment obligation. As of December 31, 2013, all Expense Support Payments received from the Advisors have been either repaid or accrued for probable reimbursement in 2014.

Revolving Credit Facilities – As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facilities,” we, either directly or through our wholly-owned subsidiaries, have entered into several revolving credit facilities. As of December 31, 2013, the credit facilities provided for borrowings in an aggregate amount up to $785.00 million on a committed basis and $707.39 million was borrowed and outstanding under the credit facilities. (See “— Liquidity and Capital Resources — Credit Facilities” above and “Note 11. Revolving Credit Facilities and Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facilities.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities at December 31, 2013 is as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Deutsche Bank Credit Facility (1)	$264.44	$65.00	$199.44	$—	$—
BNP Credit Facility (2)	123.00	123.00	—	—	—
Senior Secured Credit Facility (3)	319.95	—	—	319.95	—
Interest and Credit Facility Fees Payable	0.97	0.97	—	—	—

TOTAL	$708.36	$188.97	$199.44	$319.95	$—

(1)	At December 31, 2013 our unused commitment amount was $0.56 million under the Deutsche Bank Credit Facility.
(2)	At December 31, 2013 our unused commitment amount was $77.00 million under the BNP Credit Facility.
(3)	At December 31, 2013 our unused commitment amount was $0.51 million under the Senior Secured Credit Facility.

The maturity structure of our Investment Portfolio of debt investments at December 31, 2013, based on par amounts, is as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Investment Portfolio Debt Investments (1)	$1,887.09	$3.31	$55.30	$464.23	$1,364.25

(1)	Par amounts denominated in foreign currencies are converted to U.S. dollars using the applicable exchange rate at December 31, 2013.

The maturity schedule presented above does not include consideration of partial paydown of principal. Call provisions and refinancings may also lead to the earlier return of principal balances to the extent we do not participate in the refinancings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expenses associated with the money we borrow for investment purposes, and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the years ended December 31, 2013 and 2012, we did not engage in interest rate hedging activities.

As of December 31, 2013, approximately 63.4% of our portfolio of debt investments, or approximately $1,197.19 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At December 31, 2013, approximately 96.4% of our portfolio of variable interest rate debt investments, or approximately $1,153.94 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2013, we held an aggregate investment position of $43.25 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 3.6% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the amended terms of our Deutsche Bank Credit Facility as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facilities”), CCT Funding borrows at a floating base rate of (i) three-month LIBOR plus 1.50% for Tranche B1 Loans ($65.00 million loan balance outstanding), (ii) three-month LIBOR plus 2.325% for Tranche B2 Loans ($100.00 million loan balance outstanding) and (iii) three-month LIBOR plus 2.325% for Tranche D Loans ($99.44 million loan balance outstanding and $0.56 million unused commitment). Pursuant to the terms of our BNP Credit Facility, Paris Funding borrows at a floating base rate of one-month LIBOR plus 1.10% for the credit facility borrowings ($123.00 million loan balance outstanding and $77.00 million unused commitment). Pursuant to the terms of our Senior Secured Credit Facility, we borrow at a rate based on LIBOR plus an applicable spread of 2.50% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50% ($319.95 million loan balance outstanding and $0.51 million unused commitment). Therefore, if we were to completely draw down the unused Tranche D Loans commitment amount in our Deutsche Bank facility, the maximum commitment amount in our BNP facility and the maximum commitment in our Senior Secured Credit Facility under the same interest election as our current U.S. dollar borrowing, we expect that our weighted average direct interest cost will decrease by approximately 12 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS reference assets having a maximum aggregate notional amount of $500.00 million.

Assuming that the consolidated schedule of investments as of December 31, 2013 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than 150 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of December 31, 2013 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

				($ amounts in millions except per share data)
	Par Amount	Weighted Avg. Floor		Increases in LIBOR
				+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$43.25			$0.197	$0.394	$0.591	$0.789
Base rate floor	$1,153.94	1.1%		0.000	1.149	6.054	11.108

Increase in Floating Rate Interest Income				0.197	1.543	6.645	11.897

		Base Rate Spread
Deutsche Bank Credit Facility Tranche B1 Loans	$65.00	150	bps	$(0.325)	$(0.650)	$(0.975)	$(1.300)
Deutsche Bank Credit Facility Tranche B2 Loans	$100.00	232.5	bps	(0.500)	(1.000)	(1.500)	(2.000)
Deutsche Bank Credit Facility Tranche D Loans	$99.44	232.5	bps	(0.497)	(0.994)	(1.492)	(1.989)
BNP Credit Facility	$123.00	110	bps	(0.615)	(1.230)	(1.845)	(2.460)
Senior Secured Credit Facility USD Loan	$177.55	250	bps	(0.888)	(1.776)	(2.663)	(3.551)
Senior Secured Credit Facility Euro Loan	$108.68	250	bps	(0.543)	(1.087)	(1.630)	(2.174)
Senior Secured Credit Facility NZD Loan	$33.72	250	bps	(0.169)	(0.337)	(0.506)	(0.674)

Increase to Floating Rate Interest Expense				(3.537)	(7.074)	(10.611)	(14.148)

Change in Floating Rate Net Interest Income, before TRS				(3.340)	(5.531)	(3.965)	(2.250)
Net change in TRS unrealized appreciation (depreciation) (1)				(0.274)	(0.514)	(0.628)	(0.735)

Overall Change in Floating Rate Net Interest Income, including TRS				$(3.614)	$(6.045)	$(4.594)	$(2.986)

Change in Floating Rate Net Interest Income Per Share Outstanding as of December 31, 2013				$(0.03)	$(0.04)	$(0.03)	$(0.02)

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS reference assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS reference assets. As of December 31, 2013, 64.8% of the TRS reference assets, or approximately $38.25 million measured at par value, featured floating or variable interest rates. At December 31, 2013, 100% of the TRS reference assets with variable interest rates featured minimum base rate floors, or approximately $38.25 million measured at par value, and the weighted average base rate floor for such TRS reference assets was 1.2%. As of December 31, 2013, the total notional amount of the portfolio of TRS reference assets was $59.91 million, and the settled notional amount was $54.83 million. For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS reference assets are settled as of December 31, 2013 and that the TRS notional amount would equal $59.91 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 36.6% of our debt Investment Portfolio is invested in fixed interest rate, high yield corporate debt investments. Rising market interest rates will most likely lead to value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2013, approximately 46.9% of our fixed interest rate debt investments, or approximately $318.63 million measured at fair value have prices that are generally available from third party pricing services, excluding any investments on non-accrual status. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors and investment funds. Additionally this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.6 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in value of approximately 4.6%, all other financial and market factors assuming to remain unchanged. A 4.6% decrease in the valuation of this Investment Portfolio subset would equate to a decrease of $0.11, or a 1.1% decline in net asset value relative to $10.00 net asset value per share as of December 31, 2013.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2013, 16.1% of our portfolio of debt investments, or approximately $309.92 million measured at par value was denominated in foreign currencies, of which 69.9% was denominated in Euros. The remaining foreign currency investments are denominated in British Pound Sterling, New Zealand dollars and Swedish Krona. We may use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2013, the net contractual notional balance of our foreign currency forward contracts totaled $139.34 million, all of which related to certain of our foreign currency denominated debt investments. In order to further reduce our exposure to fluctuations in exchange rates, we also have outstanding borrowings in Euros and New Zealand dollars under our Senior Secured Credit Facility. The U.S. dollar equivalent of our Euro and New Zealand dollar borrowings was $108.68 million and $33.72 million, respectively as of December 31, 2013. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2013, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $1.53 million. Our foreign currency forward contracts had unrealized depreciation of $3.03 million during the year ended December 31, 2013. The unrealized foreign currency losses were primarily as a result of changes in the exchange rates between the Euro and the U.S. dollar and between the New Zealand dollar and the U.S. dollar. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

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

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (1992)”.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:
Page
	Report of Independent Registered Certified Public Accounting Firm	F-1
	Consolidated Statements of Assets and Liabilities	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Net Assets	F-4
	Consolidated Statements of Cash Flows	F-5
	Consolidated Schedules of Investments	F-6
	Notes to Consolidated Financial Statements	F-18

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.) (Filed herewith.)

14.1	Amended and Restated Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2014.

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

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director and Chairman of the Board	March 18, 2014

/s/ Erik A. Falk Erik A. Falk	Director	March 18, 2014

/s/ Frederick Arnold Frederick Arnold	Independent Director	March 18, 2014

/s/ James H. Kropp James H. Kropp	Independent Director	March 18, 2014

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Director	March 18, 2014

/s/ Andrew A. Hyltin Andrew A. Hyltin	Chief Executive Officer (Principal Executive Officer)	March 18, 2014

/s/ Paul S. Saint-Pierre Paul S. Saint-Pierre	Chief Financial Officer (Principal Financial Officer)	March 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Corporate Capital Trust, Inc.:

Orlando, Florida

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013 and the consolidated financial highlights for the years ended December 31, 2013 and 2012 and the period from June 17, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2013 and the financial highlights for the years ended December 31, 2013 and 2012 and the period from June 17, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

San Francisco, CA

March 20, 2014

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments, at fair value (amortized cost of $2,037,504 and $704,630) - including $244,981 and $- of investments pledged to creditors (Note 11)	$2,074,772	$710,871
Cash	85,987	306
Cash denominated in foreign currency (cost $218 and $-, respectively)	218	—
Collateral on deposit with custodian	37,501	87,974
Dividends and interest receivable	25,613	9,258
Receivable for investments sold	46,469	37,704
Principal receivable	795	463
Unrealized appreciation on derivative instruments	1,861	1,358
Deferred offering expense	3,394	2,146
Prepaid and deferred expenses	4,576	244

Total assets	2,281,186	850,324

Liabilities
Revolving credit facilities	$707,389	$159,620
Payable for investments purchased	101,014	72,435
Accrued performance-based incentive fees	16,412	2,087
Shareholders’ distributions payable	14,923	—
Accrued investment advisory fees	3,825	1,434
Unrealized depreciation on derivative instruments	3,181	156
Accrued reimbursement of expense support	1,136	1,830
Accrued directors’ fees	74	10
Other accrued expenses and liabilities	2,798	1,268

Total liabilities	850,752	238,840

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 143,024,102 and 62,728,439 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	143	63
Paid-in capital in excess of par value	1,401,767	607,351
Distributions in excess of net investment income	(5,896)	(3,375)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	34,420	7,445

Net assets	$1,430,434	$611,484

Net asset value per share	$10.00	$9.75

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2013	2012	2011
Investment income
Interest income	$105,571	$34,210	$956
Fee income	13,803	1,270	—
Dividend income	199	103	3

Total investment income	119,573	35,583	959

Operating expenses
Investment advisory fees	30,089	9,193	347
Performance-based incentive fees	16,033	1,981	283
Interest expense	9,285	2,874	86
Offering expense	6,502	1,209	—
Administrative services	2,049	1,061	184
Professional services	1,432	1,092	233
Organization expenses	—	896	—
Custodian and accounting fees	561	202	115
Director fees and expenses	374	181	82
Other	2,177	962	152

Total operating expenses	68,502	19,651	1,482
Reimbursement of expense support	1,136	1,830	—
Expense support	—	(1,590)	(1,376)

Net expenses	69,638	19,891	106

Net investment income	49,935	15,692	853

Realized and unrealized gain (loss):
Net realized gain on investments	20,042	3,479	5
Net realized gain (loss) on derivative instruments	9,135	(433)	—
Net realized gain (loss) on foreign currency transactions	(1,130)	(6)	—
Net change in unrealized appreciation/depreciation on investments	31,027	5,763	479
Net change in unrealized appreciation/depreciation on derivative instruments	(2,522)	1,202	—
Net change in unrealized appreciation/depreciation on foreign currency translation	(1,530)	(43)	45

Net realized and unrealized gain	55,022	9,962	529

Net increase in net assets resulting from operations	$104,957	$25,654	$1,382

Net Investment Income Per Share	$0.48	$0.50	$0.67

Diluted and Basic Earnings Per Share	$1.00	$0.82	$1.09

Weighted Average Shares Outstanding	104,505,667	31,394,766	1,269,117

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share amounts)

	Year Ended December 31,
	2013	2012	2011
Operations
Net investment income	$49,935	$15,692	$853
Net realized gain on investments, derivative instruments and foreign currency transactions	28,047	3,040	5
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	26,975	6,922	524

Net increase in net assets resulting from operations	104,957	25,654	1,382

Distributions to shareholders from
Net investment income	(49,935)	(15,698)	(853)
Realized gains	(28,047)	(3,040)	(3)
Distributions in excess of net investment income (Note 8)	(9,023)	(4,584)	—

Net decrease in net assets resulting from shareholders distributions	(87,005)	(23,322)	(856)

Capital share transactions
Issuance of shares of common stock	770,595	532,863	64,171
Reinvestment of shareholders distributions	36,605	11,832	266
Repurchase of shares of common stock	(6,202)	(706)	—

Net increase in net assets resulting from capital share transactions	800,998	543,989	64,437

Total increase in net assets	818,950	546,321	64,963
Net assets at beginning of year	611,484	65,163	200

Net assets at end of year	$1,430,434	$611,484	$65,163

Capital share activity
Shares issued from subscriptions	77,259,720	54,520,455	7,021,920
Shares issued from reinvestment of distributions	3,664,801	1,207,704	29,024
Shares repurchased	(628,858)	(72,886)	—

Net increase in shares outstanding	80,295,663	55,655,273	7,050,944

Undistributed (distributions in excess of) net investment income at end of year	$(5,896)	$(3,375)	$6

Dividends Declared Per Share	$0.83	$0.76	$0.37

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net increase in net assets resulting from operations	$104,957	$25,654	$1,382
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,090,370)	(991,952)	(106,811)
Increase in payable for investments purchased	28,618	47,660	24,759
Paid-in-kind interest	(9,318)	(270)	—
Proceeds from sales of investments	807,216	358,598	481
Proceeds from principal payments	117,879	51,932	295
Net realized gain on investments	(20,042)	(3,479)	(5)
Net change in unrealized appreciation on investments	(31,027)	(5,763)	(479)
Net change in unrealized (appreciation) depreciation on derivative instruments	2,522	(1,202)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	1,530	43	(45)
Amortization of premium/discount - net	(1,539)	(145)	45
Amortization of deferred financing cost	1,178	152	—
Increase in short-term investments, net	(136,700)	(5,488)	(7,715)
Decrease (increase) in collateral on deposit with custodian	50,473	(87,974)	—
Increase in dividend and interest receivable	(16,331)	(8,185)	(1,056)
Increase in receivable for investments sold	(8,749)	(37,704)	—
Increase in principal receivable	(332)	(403)	(59)
Decrease (increase) in receivable from advisors	—	565	(565)
Increase in other assets	(1,307)	(2,155)	(110)
Increase in accrued investment advisory fees	2,391	1,274	161
Increase in accrued performance-based incentive fees	14,325	1,805	283
Increase in accrued directors’ fees	64	10	—
Increase in other accrued expenses and liabilities	771	2,933	152

Net cash used in operating activities	(1,183,791)	(654,094)	(89,287)

Financing Activities:
Proceeds from issuance of shares of common stock	770,595	532,863	64,171
Payment on repurchase of shares of common stock	(6,202)	(706)	—
Distributions paid	(35,477)	(11,888)	(191)
Borrowings under credit facilities	710,560	189,000	25,340
Repayments of credit facility	(164,400)	(54,720)	—
Deferred financing costs paid	(5,386)	(149)	(233)

Net cash provided by financing activities	1,269,690	654,400	89,087

Net increase (decrease) in cash	85,899	306	(200)
Cash and cash denominated in foreign currency, beginning of period	306	—	200

Cash and cash denominated in foreign currency, end of period	$86,205	$306	$—

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$7,450	$2,482	$28

Distributions reinvested	$36,605	$11,832	$266

Deferred financing costs accrued in other accrued expenses and liabilities	$65	$—	$—

Distributions payable	$14,923	$—	$399

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2013

(in thousands, except share amounts)

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments(d)—134.6%
Algeco/Scotsman (LU)(e)	Consumer Durables & Apparel	Senior Debt(f) Subordinated Debt(f)(g)(h)	15.75% PIK 10.75%		5/1/2018 10/15/2019	$26,464 179	$	26,243 181	$	27,787 189	1.9% 0.0%

								26,424		27,976	1.9%

Allen Systems Group, Inc.	Software & Services	Senior Debt(g)(h)	10.50%		11/15/2016	106		73		57	0.0%

American Casino & Entertainment Properties, LLC	Consumer Services	Senior Debt	L + 1000	1.25%	1/3/2020	1,832		1,897		1,915	0.1%

American Rock Salt Co., LLC	Materials	Senior Debt(g)(h)	8.25%		5/1/2018	9,690		9,051		9,763	0.7%

Angelica Corp.	Health Care Equipment & Services	Senior Debt(j)	L + 875	1.25%	7/15/2019	50,869		50,869		50,512	3.5%

Applied Systems, Inc.	Software & Services	Senior Debt(i)	L + 725	1.00%	6/8/2017	5,895		5,969		5,932	0.4%

Artesyn Technologies, Inc.	Technology Hardware & Equipment	Senior Debt(f)(g)	9.75%		10/15/2020	3,567		3,567		3,745	0.3%

Arysta Lifescience SPC, LLC	Food, Beverage & Tobacco	Senior Debt(f)(i)	L + 700	1.25%	11/30/2020	16,305		16,150		16,606	1.2%

Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(i)	L + 550	1.50%	10/6/2016	6,053		6,005		6,008	0.4%

Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(i)	L + 675	1.25%	3/31/2018	33,909		33,105		34,468	2.4%
		Senior Debt(g)(i)	7.00%		4/1/2019	3,722		3,436		3,648	0.3%
		Senior Debt(g)	9.00%		4/1/2019	7,048		7,035		7,365	0.5%

								43,576		45,481	3.2%

Bluestem Brands, Inc.	Consumer Durables & Apparel	Senior Debt(i)(k)	L + 650	1.00%	12/6/2018	57,731		55,422		57,154	4.0%

Brake Bros Ltd. (UK)(e)	Food & Staples Retailing	Senior Debt(f)(GBP)	L + 325, 3.00% PIK		3/12/2017	£8,650		12,049		13,661	1.0%

Catalina Marketing Corp.	Media	Senior Debt(i)	L + 425	1.00%	10/12/2020	$5,215		5,273		5,295	0.4%

CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(f)	12.54%		10/12/2017	1,879		1,986		1,964	0.1%

Cemex Materials, LLC	Materials	Subordinated Debt(g)(h)	7.70%		7/21/2025	23,312		22,941		24,128	1.7%

Cemex S.A.B. de C.V. (MX)(e)	Materials	Senior Debt(f)	L + 450		2/14/2017	3,441		3,222		3,411	0.2%

Cengage Learning Acquisitions, Inc.	Media	Senior Debt(i)(l)	L + 550		7/5/2017	$2,701	$	2,036	$	2,119	0.2%
		Senior Debt(g)(h)(l)	11.50%		4/15/2020	12,154		12,398		9,738	0.7%

								14,434		11,857	0.9%

Cequel Communications Holdings, LLC	Media	Subordinated Debt(g)(h)	5.13%		12/15/2021	5,000		4,834		4,688	0.3%

Ceridian Corp.	Commercial & Professional Services	Subordinated Debt(h)	11.00%		3/15/2021	16,201		17,574		18,672	1.3%

CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt(i)	L + 775	1.25%	11/19/2020	10,485		10,363		10,669	0.7%

Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt(g)(h)	6.63% or 7.38% PIK		6/1/2020	5,000		4,976		5,200	0.4%

CompuCom Systems, Inc.	Software & Services	Subordinated Debt(g)(h)	7.00%		5/1/2021	9,847		9,566		9,773	0.7%

Continental Building Products, LLC	Materials	Senior Debt(i)	L + 375	1.00%	8/28/2020	9,203		9,159		9,221	0.6%
		Senior Debt(i)(k)	L + 775	1.00%	2/26/2021	19,378		19,509		19,475	1.4%

								28,668		28,696	2.0%

ConvaTec Healthcare E SA (LU)(e)	Health Care Equipment & Services	Subordinated Debt(f)(g)(h)	8.25% or 9.00% PIK		1/15/2019	2,545		2,521		2,605	0.2%

CRC Health Corp.	Health Care Equipment & Services	Subordinated Debt(h)	10.75%		2/1/2016	6,021		6,047		6,036	0.4%

CSM Bakery Products	Food, Beverage & Tobacco	Senior Debt(f)	L + 750	1.00%	7/3/2021	15,175		15,322		15,336	1.1%

CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	Senior Debt	L + 725	1.00%	6/28/2021	23,219		22,884		23,451	1.6%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)			Cost (c)		Fair Value	% of Net Assets
Data Device Corp.	Capital Goods	Senior Debt(i)	L + 650	1.50%	7/11/2018		10,873		10,683		10,900	0.8%
		Senior Debt	L + 1000	1.50%	7/11/2019		8,000		7,864		7,680	0.5%

									18,547		18,580	1.3%

Datatel, Inc.	Software & Services	Subordinated Debt(g)(i)	9.63% or 9.63% PIK		12/1/2018		9,287		9,195		9,566	0.7%

Distribution International, Inc.	Retailing	Senior Debt	L + 650	1.00%	7/16/2019		48,387		47,932		48,174	3.4%

Easton-Bell Sports, Inc.	Consumer Durables & Apparel	Senior Debt(j)	11.50%		12/31/2015		24,247		24,259		24,247	1.7%

Education Management, LLC	Consumer Services	Subordinated Debt(f)	15.00%		7/1/2018		1,299		1,307		1,409	0.1%

Epicor Software Corp.	Software & Services	Subordinated Debt(g)(h)	9.00% or 9.75% PIK		6/15/2018		$39,815	$	39,090	$	41,507	2.9%

Excelitas Technologies Corp.	Technology Hardware & Equipment	Common Stock(j)*					5,636,153		5,636		5,566	0.4%
		Senior Debt(j)	L + 975, 1.50% PIK	1.00%	4/29/2021		107,355		107,355		107,033	7.5%

									112,991		112,599	7.9%

Eze Software Group	Software & Services	Senior Debt(i)	L + 725	1.25%	4/5/2021		12,962		12,922		13,210	0.9%

Flagstone Foods Holding Corp.	Food & Staples Retailing	Senior Debt(j)	L + 575	1.25%	4/15/2018		20,103		19,916		20,017	1.4%

Football Association of Ireland (IE)(e)	Consumer Durables & Apparel	Senior Debt(f)(j)(EUR)	6.20%		12/20/2020		€44,390		59,588		59,843	4.2%

GCI, Inc.	Telecommunication Services	Subordinated Debt(h)	8.63%		11/15/2019		$8,575		9,041		9,111	0.6%
		Subordinated Debt(h)	6.75%		6/1/2021		14,381		13,737		13,770	1.0%

									22,778		22,881	1.6%

Genesys Telecommunications	Software & Services	Common Stock(j)*					448,908		449		672	0.1%
Laboratories, Inc.		Subordinated Debt(j)(EUR)	12.50%		1/31/2020		€2,044		2,637		2,924	0.2%

									3,086		3,596	0.3%

GENEX Services, Inc.	Health Care Equipment & Services	Senior Debt(i)	L + 825	1.00%	1/26/2019		$21,029		20,828		21,266	1.5%

Global Closure Systems (FR)(e)	Materials	Common Stock(f)(j)*					597,989		823		823	0.1%
		Subordinated Debt(f)(j)(EUR)	12.00% or 13.00% PIK		11/15/2019		€17,828		23,443		25,140	1.8%

									24,266		25,963	1.9%

Greenway Medical Technologies	Health Care Equipment & Services	Senior Debt	L + 500	1.00%	11/4/2020		$20,413		20,182		20,413	1.4%
		Senior Debt	L + 825	1.00%	11/4/2021		26,396		25,998		26,660	1.9%

									46,180		47,073	3.3%

Griffins Foods, Ltd. (NZ)(e)	Food, Beverage & Tobacco	Subordinated Debt(f)(j)(NZD)	13.75% PIK		1/31/2019	N$	47,417		36,916		39,035	2.7%

Guitar Center, Inc.	Retailing	Senior Debt(i)	L + 600		4/9/2017		$19,523	$	19,111	$	19,096	1.3%

Gymboree Corp.	Retailing	Subordinated Debt(h)	9.13%		12/1/2018		3,335		3,199		3,072	0.2%

Hilding Anders (SE)(e)	Consumer Durables & Apparel	Equity Options(f)(j)*			12/31/2020		236,160,807		14,988		15,256	1.1%
		Subordinated Debt(f)(j)(EUR)	12.00% or 13.00% PIK		6/30/2021		€81,478		95,634		98,974	6.9%

									110,622		114,230	8.0%

Hot Topic, Inc.	Consumer Durables & Apparel	Subordinated Debt(g)(h)	12.00% or 12.75% PIK		5/15/2019		$8,113		7,951		8,032	0.6%
		Senior Debt(g)(h)	9.25%		6/15/2021		27,300		27,464		28,597	2.0%

									35,415		36,629	2.6%

Hudson’s Bay Co. (CA)(e)	Retailing	Senior Debt(f)	L + 725	1.00%	11/4/2021		2,933		2,904		3,039	0.2%

Internet Brands, Inc.	Media	Senior Debt	L + 500	1.25%	3/18/2019		31,792		30,254		31,991	2.2%

iPayment, Inc.	Software & Services	Senior Debt(i)	L + 525	1.50%	5/8/2017		3,186		3,134		3,107	0.2%
		Subordinated Debt	10.25%		5/15/2018		4,634		4,289		3,800	0.3%

									7,423		6,907	0.5%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)	Industry	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(i)	L + 650	1.25%	7/31/2017	1,487		1,455		1,492	0.1%
		Senior Debt(i)	L + 650	1.25%	7/31/2017	6,372		6,270		6,352	0.4%

								7,725		7,844	0.5%

J. Jill	Retailing	Senior Debt(j)	L + 850	1.50%	4/29/2017	7,954		7,954		7,954	0.6%

Jacuzzi Brands, Inc. (LU)(e)	Capital Goods	Senior Debt(j)	L + 650	1.25%	7/3/2019	41,938		41,151		41,854	2.9%

JC Penney Corp., Inc.	Retailing	Subordinated Debt(f)	5.65%		6/1/2020	11,139		8,338		8,744	0.6%

KeyPoint Government Solutions, Inc.	Capital Goods	Senior Debt(j)	L + 600	1.25%	11/13/2017	31,383		30,871		31,383	2.2%

KKR BPT Holdings Aggregator, LLC	Diversified Financials	Structured Products(f)(j)*				2,500		2,500		2,500	0.2%

Learfield Communications, Inc.	Media	Senior Debt	L + 775	1.00%	10/8/2021	4,743		4,696		4,861	0.3%

Lightower Fiber, LLC	Telecommunication Services	Senior Debt(i)	L + 675	1.25%	4/12/2021	3,381		3,349		3,420	0.2%

Louisiana Public Facilities Authority	Energy	Senior Debt(j)	11.50%		1/1/2020	50,580		49,070		49,063	3.4%

MCS AMS Sub-Holdings, LLC	Commercial & Professional Services	Senior Debt	L + 600	1.00%	10/15/2019	$50,455	$	48,973	$	48,879	3.4%

Misys Ltd. (UK)(e)	Software & Services	Senior Debt(f)(i)	12.00%		6/12/2019	3,000		3,367		3,463	0.2%

Monarch (LU)(e)	Materials	Senior Debt(f)(i)	L + 700	1.25%	4/3/2020	5,416		5,392		5,576	0.4%

New Enterprise Stone & Lime Co., Inc.	Capital Goods	Senior Debt(h)	5.00%, 8.00% PIK		3/15/2018	10,071		10,162		11,381	0.8%

NewWave Communications, Inc.	Media	Senior Debt	L + 800	1.00%	10/30/2020	8,339		8,264		8,506	0.6%

North American Breweries Holdings, LLC	Food, Beverage & Tobacco	Senior Debt	L + 625	1.25%	12/11/2018	4,920		4,836		4,821	0.3%

OAG Holdings, LLC	Energy	Overriding Royalty Interest(f)(j)*				2,353,940		2,354		2,354	0.2%
		Senior Debt(f)(j)	8.00%, 2.00% PIK		12/20/2020	20,008		17,163		17,153	1.2%

								19,517		19,507	1.4%

OpenLink Financial, Inc.	Software & Services	Senior Debt	L + 625	1.50%	10/30/2017	46		46		46	0.0%

P2 Energy Solutions, Inc.	Software & Services	Senior Debt	L + 800	1.00%	4/30/2021	9,283		9,191		9,469	0.7%

Packaging Coordinators, Inc.	Materials	Senior Debt(j)	L + 825	1.25%	10/31/2020	11,827		11,716		11,886	0.8%

Pinnacle Agriculture Holdings, LLC	Materials	Senior Debt(g)(h)	9.00%		11/15/2020	2,193		2,193		2,327	0.2%

Polyconcept Finance BV (NL)(e)	Consumer Durables & Apparel	Senior Debt(f)(j)	L + 875	1.25%	6/28/2020	46,727		46,727		45,886	3.2%

Progressive Solutions	Health Care Equipment & Services	Senior Debt(k)	L + 850	1.00%	10/22/2021	19,903		19,704		20,002	1.4%

RedPrairie Corp.	Software & Services	Senior Debt(i)	L + 1000	1.25%	12/21/2019	18,150		18,169		18,691	1.3%

Ryerson, Inc.	Materials	Senior Debt(i)	9.00%		10/15/2017	5,814		5,814		6,163	0.4%

Sabine Oil & Gas, LLC	Energy	Senior Debt(f)(i)	L + 750	1.25%	12/31/2018	14,527		14,400		14,708	1.0%

Safety Technology Holdings, Inc.	Technology Hardware & Equipment	Senior Debt(j)	L + 825	1.25%	6/2/2020	30,402		29,651		29,642	2.1%

Sedgwick Claims Management Services Holdings, Inc.	Insurance	Senior Debt	L + 700	1.00%	12/15/2018	25,735		25,615		26,217	1.8%

Sheridan Holdings, Inc.	Health Care Equipment & Services	Senior Debt(k)	L + 725	1.00%	12/13/2021	13,899		13,830		14,030	1.0%

Sportsman’s Warehouse, Inc.	Retailing	Senior Debt(j)	L + 600	1.25%	8/20/2019	$40,211	$	39,830	$	40,593	2.8%
		Senior Debt(j)	L + 1075	1.25%	8/20/2019	23,654		23,159		23,760	1.7%

								62,989		64,353	4.5%

SquareTwo Financial Corp.	Banks	Senior Debt(h)	11.63%		4/1/2017	6,309		6,566		6,522	0.5%

Start CLO Ltd. 2010-6A Class A (KY)(e)	Diversified Financials	Structured Products(f)(g)(j)(m)	L + 1600		4/1/2014	3,310		3,325		3,359	0.2%

StoneRiver Holdings, Inc.	Insurance	Senior Debt	L + 725	1.25%	5/30/2020	15,860		15,782		16,029	1.1%

Summit Materials, LLC	Materials	Subordinated Debt(h)	10.50%		1/31/2020	462		518		508	0.0%

Talbots, Inc.	Retailing	Senior Debt(j)	L + 800	1.25%	8/30/2018	50,000		50,000		50,450	3.5%

The TelX Group, Inc.	Telecommunication Services	Subordinated Debt(g)(j)	12.00% or 10.00%, 2.00% PIK		9/26/2019	5,517		5,952		5,848	0.4%

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)	Industry	Investments	Interest Rate		EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets
Towergate Finance PLC (UK)(e)	Insurance	Subordinated Debt(f)(g)(h)(GBP)	10.50%			2/15/2019	£14,608		23,366		25,436	1.8%

Trade Finance Funding I, Ltd. 2013-1A Class B	Diversified Financials	Structured Products(f)(g)(j)	10.75%			11/13/2018	$28,221		28,221		28,235	2.0%

Travelport, LLC	Software & Services	Senior Debt(i)	L + 800		1.50%	1/31/2016	18,868		18,533		19,582	1.4%
		Senior Debt(i)	L + 500		1.25%	6/26/2019	5,416		5,338		5,565	0.4%

									23,871		25,147	1.8%

VSK Holdings, Ltd. (KY)(e)	Diversified Financials	Structured Products(f)(j)*					620		21,474		21,481	1.5%

Websense, Inc.	Technology Hardware & Equipment	Senior Debt	L + 725		1.00%	12/24/2020	32,018		31,866		32,098	2.2%

Willbros United States Holding, Inc.	Energy	Senior Debt(f)	L + 975		1.25%	8/5/2019	33,614		32,477		34,118	2.4%

Wilton Brands, LLC	Materials	Senior Debt(i)	L + 625		1.25%	8/30/2018	8,720		8,573		8,335	0.6%

Wise Metals Group, LLC	Materials	Senior Debt(g)(h)	8.75%			12/15/2018	2,148		2,148		2,261	0.2%

Xella Holdco Finance SA (LU)(e)	Materials	Senior Debt(f)(g)(h)(EUR)	9.13% or 9.88% PIK			9/15/2018	€5,097		6,860		7,345	0.5%

Total Non-Control/Non-Affiliate Investments								$	1,887,601	$	1,924,869	134.6%

Short Term Investments—10.5%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares		Short Term Investments(i)	0.01	%(n)			149,800,957	$	149,801	$	149,801	10.5%

State Street Institutional Liquid Reserves Fund, Institutional Class		Short Term Investments	0.06	%(n)			102,061		102		102	0.0%

Total Short Term Investments								$	149,903	$	149,903	10.5%

TOTAL INVESTMENTS —145.1%(o)								$	2,037,504		2,074,772	145.1%

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.1%)											(644,338)	(45.1)%

NET ASSETS—100.0%											$1,430,434	100.0%

Collateral on Deposit with Custodian—2.6%

Bank of Nova Scotia - Certificate of Deposit		Short Term Investments	0.16%			3/31/2014	$37,501	$	37,501	$	37,501	2.6%

Total Collateral on Deposit with Custodian								$	37,501	$	37,501	2.6%

Derivative Instruments—(0.1%)

Foreign currency forward contracts		Foreign currency forward contracts(f)	N/A			1/2014 – 1/2015		$	—	$	(3,181)	(0.2)%
Total return swaps		Total return swaps(f)(j)	N/A			1/15/2016			—		1,861	0.1%

Total Derivative Instruments								$	—	$	(1,320)	(0.1)%

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)   Denominated in U.S. Dollars unless otherwise noted.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(c)   Represents amortized cost for debt securities and cost for common stocks translated to U.S. Dollars.

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

(e)   A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be in a different country than the domicile of the portfolio company.

(f)   The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.8% of the Company’s total assets represented qualifying assets as of December 31, 2013.

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

(k)  Position or portion thereof unsettled as of December 31, 2013.

(l)   Investment was on non-accrual status as of December 31, 2013.

(m) A portfolio company investment structured as a credit-linked floating rate note.

(n)  7-day effective yield as of December 31, 2013.

(o)  As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,062; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,918; the net unrealized appreciation was $37,144; the aggregate cost of securities for Federal income tax purposes was $2,037,628.

Abbreviations:

EUR - Euro; loan principal amount is denominated in Euros currency. €1 / US $1.377 as of December 31, 2013.

GBP - British Pound Sterling; loan principal amount is denominated in Pound Sterling. £1 / US $1.649 as of December 31, 2013.

NZD - New Zealand Dollar; loan principal amount is denominated in New Zealand Dollars. N$1 / US $0.816 as of December 31, 2013.

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

MX - Mexico

NL - The Netherlands

NZ - New Zealand

SE - Sweden

SG - Singapore

UK - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK - Payment-in-kind

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost (c)	Fair Value	% of Net Assets

Non-Control/Non-Affiliate Investments(d)—114.1%
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	Senior Debt(e)	L + 450	1.25%	7/10/2017	$3,938	$3,910	$3,987	0.6%

Allen Systems Group, Inc.	Software & Services	Senior Debt(e)(f)	10.50%		11/15/2016	106	66	78	0.0%

Alliance Laundry Systems, LLC	Capital Goods	Senior Debt(e)	L + 425	1.25%	12/10/2018	3,553	3,535	3,589	0.6%

Ally Financial, Inc.	Banks	Preferred Stock(g)				118,908	2,996	3,124	0.5%
		Preferred Stock(g)				69,800	1,804	1,860	0.3%

							4,800	4,984	0.8%

Altisource Solutions (LU)(h)	Real Estate	Senior Debt(e)(g)	L + 450	1.25%	11/27/2019	7,545	7,470	7,583	1.2%

American Gaming Systems, LLC	Consumer Services	Senior Debt(i)	L + 1000	1.50%	8/15/2016	11,974	11,524	11,974	2.0%
		Senior Debt(i)	L + 1000	1.50%	8/15/2016	781	(29)	—	0.0%
		Senior Debt(i)(j)	L + 1000	1.50%	8/15/2016	781	752	781	0.1%

							12,247	12,755	2.1%

American Rock Salt Co., LLC	Materials	Senior Debt(e)	L + 425	1.25%	4/25/2017	8,486	8,151	8,398	1.4%

Amkor Technologies, Inc.	Semiconductors & Semiconductor Equipment	Subordinated Debt(e)(g)	7.38%		5/1/2018	213	211	220	0.0%

Amsurg Corp.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g)	5.63%		11/30/2020	943	943	981	0.2%

Aramark Corp.	Commercial & Professional Services	Subordinated Debt(e)	8.50%		2/1/2015	2,836	2,897	2,850	0.5%

Ardagh Packaging Holdings, Ltd. (IE)(h)	Capital Goods	Senior Debt(e)(f)(g)	7.38%		10/15/2017	100	100	109	0.0%

Aspect Software, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 525	1.75%	5/7/2016	4,361	4,359	4,394	0.7%
		Senior Debt(e)	10.63%		5/15/2017	9,009	9,485	8,153	1.3%

							13,844	12,547	2.0%

Aspen Dental Management, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 550	1.50%	10/6/2016	6,115	6,049	5,840	0.9%

Asset Acceptance Capital Corp.	Diversified Financials	Senior Debt(g)(i)	L + 725	1.50%	11/14/2017	919	897	930	0.2%

AssuraMed Holding, Inc.	Health Care Equipment & Services	Senior Debt(e)	L + 800	1.25%	4/24/2020	5,147	5,045	5,207	0.8%

Asurion, LLC	Software & Services	Senior Debt(e)	L + 400	1.50%	5/24/2018	$3,285	$3,241	$3,323	0.5%
		Senior Debt(e)	L + 750	1.50%	5/24/2019	396	396	409	0.1%

							3,637	3,732	0.6%

Avaya, Inc.	Technology Hardware & Equipment	Senior Debt(e)(f)	7.00%		4/1/2019	14,555	13,662	13,609	2.2%

Bill Barrett Corp.	Energy	Subordinated Debt(e)(g)	7.63%		10/1/2019	251	257	265	0.0%

BNY ConvergEX Group, LLC	Diversified Financials	Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	110	108	106	0.0%
		Senior Debt(e)(g)	L + 375	1.50%	12/19/2016	241	239	234	0.0%
		Senior Debt(e)(g)(i)	L + 700	1.75%	12/17/2017	1,387	1,381	1,307	0.2%
		Senior Debt(e)(g)(i)	L + 700	1.75%	12/17/2017	582	579	548	0.1%

							2,307	2,195	0.3%

Bright Horizons Family Solutions, Inc.	Consumer Services	Senior Debt(i)	L + 425	1.00%	5/23/2017	1,004	999	1,014	0.2%

Building Materials Corporation of America	Capital Goods	Subordinated Debt(e)(f)	6.75%		5/1/2021	41	44	45	0.0%

Caesars Entertainment Operating Co., Inc.	Consumer Services	Senior Debt(e)(g)	11.25%		6/1/2017	1,023	1,075	1,096	0.2%

Catalina Marketing Corp.	Media	Senior Debt(e)	L + 550		9/29/2017	8,432	8,356	8,466	1.4%
		Subordinated Debt(e)(f)	10.50%		10/1/2015	20,436	20,405	20,692	3.4%

							28,761	29,158	4.8%

CDW Corp.	Technology Hardware & Equipment	Subordinated Debt(e)	12.54%		10/12/2017	12,626	13,510	13,494	2.2%

See notes to consolidated financial statements

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

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets

Freedom Group	Consumer Durables & Apparel	Senior Debt(e)	L + 425	1.25%	4/19/2019	992		987		969	0.2%
		Senior Debt(e)(f)	7.88%		5/1/2020	2,667		2,870		2,747	0.4%

								3,857		3,716	0.6%

FTI Consulting, Inc.	Diversified Financials	Subordinated Debt(e)(f)(g)	6.00%		11/15/2022	2,869		2,869		2,984	0.5%

GCI, Inc.	Telecommunication Services	Subordinated Debt(e)	8.63%		11/15/2019	8,575		9,103		9,111	1.5%

Genesys Telecommunications Laboratories, Inc.	Software & Services	Common Stock*(i) Subordinated Debt(i)(EUR)	12.50%		1/31/2020	€448,908 2,044		449 2,631		453 2,765	0.1% 0.5%

								3,080		3,218	0.6%

Good Sam Enterprises, LLC	Media	Senior Debt(e)	11.50%		12/1/2016	$12,224		12,630		13,080	2.1%

Great Lakes Dredge & Dock Corp.	Capital Goods	Subordinated Debt(e)(g)	7.38%		2/1/2019	782		802		839	0.1%

Guitar Center, Inc.	Retailing	Senior Debt(e)	L + 350		4/9/2017	12,249		11,486		11,848	2.0%

Hamilton Sundstrand Industrial (LU)(h)	Capital Goods	Senior Debt(e)(j)	L + 375	1.25%	12/13/2019	$1,708	$	1,691	$	1,727	0.3%
		Subordinated Debt(e)	7.75%		12/15/2020	407		407		421	0.1%

								2,098		2,148	0.4%

Harbor Freight Tools USA, Inc.	Capital Goods	Senior Debt(e)	L + 425	1.25%	11/14/2017	5,266		5,231		5,337	0.9%

HUB International, Ltd.	Insurance	Senior Debt(e)	L + 450		6/13/2017	5,091		5,052		5,139	0.8%
		Senior Debt(e)	L + 475	2.00%	12/13/2017	329		329		333	0.1%
		Subordinated Debt(e)(f)	8.13%		10/15/2018	16,780		16,773		17,126	2.8%

								22,154		22,598	3.7%

Hubbard Radio, LLC	Media	Senior Debt	L + 725	1.50%	4/30/2018	14,670		14,800		14,963	2.4%

Hyland Software, Inc.	Software & Services	Senior Debt(e)	L + 425	1.25%	10/25/2019	4,718		4,695		4,738	0.8%

Immucor, Inc.	Health Care Equipment & Services	Senior Debt(e)(j)	L + 450	1.25%	8/19/2018	2,372		2,379		2,406	0.4%

IMS Health, Inc.	Health Care Equipment & Services	Subordinated Debt(e)(f)(g)	6.00%		11/1/2020	1,657		1,657		1,736	0.3%

Ineos US Finance, LLC (UK)(h)	Materials	Senior Debt(e)(f)(g)	9.00%		5/15/2015	70		73		74	0.0%

Infor (US), Inc.	Software & Services	Senior Debt(e)	L + 400	1.25%	4/5/2018	6,310		6,352		6,379	1.0%
		Subordinated Debt(e)(f)	11.50%		7/15/2018	4,549		4,968		5,322	0.9%

								11,320		11,701	1.9%

Interactive Data Corp.	Diversified Financials	Senior Debt(e)	L + 325	1.25%	2/11/2018	18		17		18	0.0%

iPayment, Inc.	Software & Services	Senior Debt(e)	L + 425	1.50%	5/8/2017	1,910		1,892		1,906	0.3%
		Subordinated Debt(e)	10.25%		5/15/2018	4,100		3,872		3,290	0.5%

								5,764		5,196	0.8%

IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt(e)	L + 650	1.25%	7/31/2017	6,307		6,185		6,179	1.0%

J. Crew Group, Inc.	Retailing	Subordinated Debt(e)	8.13%		3/1/2019	1,471		1,401		1,556	0.3%

J. Jill	Retailing	Senior Debt(e)(i)	L + 850	1.50%	4/29/2017	10,266		10,266		10,266	1.7%

Jeld-Wen, Inc.	Capital Goods	Senior Debt(e)(f)	12.25%		10/15/2017	15,171		17,516		17,523	2.9%

Kerling PLC (UK)(h)	Materials	Senior Debt(f)(g)(EUR)	10.63%		2/1/2017	€5,353		6,597		6,783	1.1%

KeyPoint Government Solutions, Inc.	Capital Goods	Senior Debt(e)(i)	L + 600	1.25%	11/13/2017	$35,000		34,284		34,650	5.7%

Mcjunkin Corp.	Energy	Senior Debt(e)	L + 500	1.25%	10/20/2019	$6,222		$6,160		$6,160	1.0%

See notes to consolidated financial statements

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

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets

SNL Financial, LLC	Commercial & Professional Services	Senior Debt(e)	L + 425	1.25%	10/23/2018	5,667		5,650		5,672	0.9%

Springleaf Financial Funding Co.	Diversified Financials	Senior Debt(e)(g)	L + 425	1.25%	5/10/2017	2,552		2,316		2,542	0.4%

Start CLO Ltd. 2010-6A Class A (KY)(h)	Banks	Structured Products(f)(g)(i)(k)	L + 1600		4/1/2014	3,310		3,335		3,443	0.6%

Supervalu, Inc.	Food & Staples Retailing	Subordinated Debt(e)(g)	7.25%		5/1/2013	$3,503		$3,485		$3,534	0.6%
		Subordinated Debt(e)(g)	7.50%		11/15/2014	5,397		5,235		5,235	0.9%

								8,720		8,769	1.5%

The Gymboree Corp.	Retailing	Senior Debt(e)	L + 350	1.50%	2/23/2018	17,904		17,247		16,539	2.7%
		Subordinated Debt(e)	9.13%		12/1/2018	12,818		12,135		11,408	1.9%

								29,382		27,947	4.6%

The Manitowoc Co., Inc.	Capital Goods	Subordinated Debt(e)(g)	5.88%		10/15/2022	183		184		183	0.0%

The Neiman Marcus Group, Inc.	Retailing	Senior Debt(e)	L + 350	1.25%	5/16/2018	189		183		189	0.0%

The SI Organization, Inc.	Capital Goods	Senior Debt(e)	L + 325	1.25%	11/22/2016	186		176		186	0.0%

The TelX Group, Inc.	Telecommunication Services	Senior Debt(e)	L + 500	1.25%	9/23/2017	9,550		9,606		9,657	1.6%

Tomkins Air Distribution	Capital Goods	Senior Debt(e)	L + 800	1.25%	5/11/2020	3,454		3,403		3,541	0.6%

Towergate Finance PLC (UK)(h)	Insurance	Subordinated Debt(f)(g)(GBP)	10.50%		2/15/2019	£4,125		6,280		6,835	1.1%

TransUnion, LLC	Diversified Financials	Subordinated Debt(e)	11.38%		6/15/2018	$1,403		1,541		1,634	0.3%

Univar, Inc.	Materials	Senior Debt(e)	L + 350	1.50%	6/30/2017	953		929		952	0.2%

Verisure Holding AB (SE)(h)	Commercial & Professional Services	Senior Debt(f)(g)(EUR)	8.75%		9/1/2018	€397		484		571	0.1%

Vision Solutions, Inc.	Commercial & Professional Services	Senior Debt(e)(i)	L + 450	1.50%	7/23/2016	$1,275		1,263		1,272	0.2%

VWR Funding, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt(e) Subordinated Debt(e)(f)	L + 425 7.25%		4/3/2017 9/15/2017	146 5,349		140 5,349		147 5,616	0.0% 0.9%

								5,489		5,763	0.9%

Warner Chilcott Co., LLC (IE)	Pharmaceuticals, Biotechnology & Life Sciences	Subordinated Debt(e)(g)(h)	7.75%		9/15/2018	1,225		1,220		1,305	0.2%

Wastequip, LLC	Materials	Senior Debt(e)(i)	L + 675	1.50%	6/15/2018	11,228		10,970		11,453	1.9%

West Corp.	Software & Services	Subordinated Debt(e)	7.88%		1/15/2019	1,575		1,560		1,630	0.3%

Wilton Brands, LLC	Materials	Senior Debt(e)	L + 625	1.25%	8/30/2018	12,824		12,581		12,984	2.1%

Zayo Group, LLC	Telecommunication Services	Senior Debt(e)	8.13%		1/1/2020	$2,260	$	2,401	$	2,514	0.4%
		Subordinated Debt(e)	10.13%		7/1/2020	5,000		5,324		5,688	0.9%

								7,725		8,202	1.3%

Total Non-Control/Non-Affiliate Investments								691,427		697,668	114.1%

Short Term Investments—2.2%
Goldman Sachs Financial Square Funds - Prime Obligations Fund		Short Term Investments(e)	0.08%(l)			2,049,281		2,050		2,050	0.4%

State Street Institutional Liquid Reserves Fund		Short Term Investments	0.16%(l)			11,152,887		11,153		11,153	1.8%

Total Short Term Investments								13,203		13,203	2.2%

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Company (a)	Industry (n)	Investments	Interest Rate	EURIBOR/ LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost (c)		Fair Value	% of Net Assets

TOTAL INVESTMENTS —116.3%(m)							$	704,630		710,871	116.3%

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)										(99,387)	(16.3)%

NET ASSETS—100.0%									$	611,484	100.0%

Derivative Instruments—0.20%
Total return swaps (Note 4) (g)		Total return swaps	N/A		1/15/2016	N/A	$	—	$	1,349	0.2%

Foreign currency forward contracts (Note 4) (g)		Foreign currency forward contracts	N/A		1/2013	N/A		—		(147)	(0.0)%

Total Derivative Instruments								—	$	1,202	0.2%

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Represents amortized cost for debt securities and cost for common stock.

(d)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments that are neither Control Investments nor Affiliate Investments. Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.

(e)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.

(f)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(g)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying assets or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.3% of the Company’s total assets represented qualifying assets as of December 31, 2012.

(h)	A portfolio company domiciled in a foreign country.

(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(j)	Position or portion thereof unsettled as of December 31, 2012.

(k)	A portfolio company investment structured as a credit-linked floating rate note.

(l)	7-day effective yield as of December 31, 2012.

(m)	As of December 31, 2012, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $15,000; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8,759; the net unrealized appreciation was $6,241; the aggregate cost of securities for Federal income tax purposes was $704,630.

(n)	Unaudited.

See notes to consolidated financial statements

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

  KY - Cayman Islands

  LU - Luxembourg

  MX - Mexico

  SE - Sweden

  UK - United Kingdom

  L = LIBOR - London Interbank Offered Rate, typically 3-Month

  PIK - Payment-in-kind

See notes to consolidated financial statements

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements ($ amounts in thousands, except share and per share amounts)

1.       Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and it is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (Registration No. 333-189544) (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock for an approximate maximum offering amount of $2.3 billion (the “Follow-On Offering”). The Company filed the Follow-On Registration Statement on June 21, 2013, and it was declared effective by the SEC on November 1, 2013. Immediately prior to the commencement of the Follow-On Offering, the Company terminated its initial continuous public offering (the “Initial Offering”). Through the termination date of the Initial Offering, the Company sold approximately 141 million shares of common stock, including reinvestment of distributions, for total gross proceeds of approximately $1.5 billion. The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings”.

As of December 31, 2013, the Company had three wholly owned financing subsidiaries. CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”) were established on July 15, 2011 and August 13, 2013, respectively, both for the purpose of arranging secured, revolving credit facilities with banks and to borrow money to invest in portfolio companies. Halifax Funding LLC (“Halifax Funding”) was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”).

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the board of directors, based on, among other things, the input of the Company’s Advisors, audit committee and independent third-party valuation firms under a valuation policy and a consistently applied valuation process. The Company’s board of directors has the final responsibility for reviewing and approving, in good faith, the Company’s determination of the fair value of its investments for which market quotations are not readily available.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for debt and equity securities whose market prices are not otherwise readily available, as described below:

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

•	Corporate Debt Securities and Corporate Loans, at Estimated Fair Value: Corporate debt securities and corporate loans, at estimated fair value are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or indicative broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

•	Equity Investments, at Estimated Fair Value: Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

•	Total Return Swaps, at Estimated Fair Value: The Company values its TRS in accordance with the TRS agreements between the Company (or its wholly owned subsidiary) and the TRS counter-party, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified in the TRS Agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by the TRS counter-party, based on the inputs provided by third-party pricing services with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s management reviews the calculations of both collected and accrued interest, TRS financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period conclusions of the fair value components, refer to Note 4.

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

The Company has investments in debt securities which contain a contractual payment-in-kind (“PIK”) interest provision. PIK interest computed at the contractual rate specified in the investment’s credit agreement is accrued into income and reflected as interest receivable up to the capitalization date. PIK investments offer issuers either the option or the obligation at each interest payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest receivable as additional principal due from the borrower. PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. If the portfolio company valuation indicates a value of the PIK investment that is not sufficient to cover the contractual PIK interest, the Company will not accrue PIK interest income on the PIK investment and will record an allowance for any accrued PIK interest receivable as a reduction of interest or dividend income in the period the Company determines it is not collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered taxable income, could create an additional distribution requirement, even though the Company has not yet collected the cash.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Loans or debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed when a loan or a debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. The contractual interest associated with a loan or debt security that has been placed on non-accrual status might increase taxable income, which could create an additional distribution requirement to maintain the Company’s status as a RIC.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments on the consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations.

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

Federal Income Taxes - The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification as RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for a calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% federal excise tax on this excess taxable income.

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

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. See Note 13 to the consolidated financial statements.

Recent Accounting Pronouncements - In January 2013, the FASB clarified the scope of offsetting disclosure requirements which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. The guidance did not have a material impact on the consolidated financial statements.

3.       Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests in transactions. The Company may also invest in structured products such as collateralized loan obligations. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended December 31, 2013 and 2012. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments.

	Year Ended December 31,
	2013	2012
Investment purchases, at cost	$2,090,370	$991,952
Investment sales, proceeds	807,216	358,598
Principal payments/paydown proceeds	117,879	51,932

As of December 31, 2013, debt investments on non-accrual status represented 0.7% and 0.6% of total investments on a cost and fair value basis, respectively. As of December 31, 2012, there were no debt investments on non-accrual status.

As of December 31, 2013, the Company’s investment portfolio consisted of the following:

			Percentage of	Percentage of
Asset Category	Cost	Fair Value	Portfolio	Net Assets
Senior debt	$1,452,592	$1,474,492	76.6%	103.1%
Subordinated debt	305,239	370,131	19.2	25.9
Structured products	55,520	55,575	2.9	3.9
Equity/Other	24,250	24,671	1.3	1.7

Subtotal	1,887,601	1,924,869	100.0%	134.6

Short term investments	149,903	149,903		10.5

Total investments	$2,037,504	$2,074,772		145.1%

As of December 31, 2012, the Company’s investment portfolio consisted of the following:
			Percentage of	Percentage of
Asset Category	Cost	Fair Value	Portfolio	Net Assets
Senior debt	$519,196	$522,443	74.9%	85.4%
Subordinated debt	163,646	166,345	23.8	27.2
Structured products	3,335	3,443	0.5	0.6
Equity/Other	5,250	5,437	0.8	0.9

Subtotal	691,427	697,668	100.0%	114.1

Short term investments	13,203	13,203		2.2

Total investments	$704,630	$710,871		116.3%

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments and derivative instruments, as of December 31, 2013 and December 31, 2012 was as follows:

Industry Composition	December 31, 2013	December 31, 2012
Consumer Durables & Apparel	19.0%	1.0%
Technology Hardware & Equipment	12.4	7.8
Retailing	10.6	9.2
Health Care Equipment & Services	9.3	6.2
Software & Services	7.7	9.1
Materials	7.1	9.9
Energy	6.1	0.9
Capital Goods	5.4	13.7
Food, Beverage & Tobacco	5.2	1.3
Insurance	3.5	6.2
Commercial & Professional	3.5	3.4
Media	3.5	11.0
Diversified Financials	2.9	2.5
Food & Staples Retailing	1.7	1.9
Telecommunication Services	1.7	4.1
Remaining Industries	0.4	11.8

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	76.9%	94.4%
Sweden	5.9	0.1
Luxembourg	4.4	1.3
Ireland	3.1	0.3
Netherlands	2.4	-
United Kingdom	2.2	2.2
Remaining Countries	5.1	1.7

Total	100.0%	100.0%

Local Currency
U.S. Dollar	84.0%	97.3%
Euro	11.2	1.7
British Pound Sterling	2.0	1.0
New Zealand Dollar	2.0	-
Swedish Krona	0.8	-

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security issuer.

During the years ended December 31, 2013 and 2012, the Company did not hold any non-controlled investments where it owned 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, the Company did not hold any investments in “controlled” companies where it owned more than 25% of a portfolio company’s outstanding voting securities.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments on the consolidated statements of assets and liabilities:

		Fair Value
		As of December 31,
Derivative Instrument	Statement Location	2013	2012
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	$(3,181)	$(147)
TRS	Unrealized appreciation on derivative instruments	1,861	1,349

Total		$(1,320)	$1,202

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2013 and 2012 are in the following location on the consolidated statements of operations:

		Realized Gain (Loss)
		Year Ended December 31,
Derivative Instrument	Statement Location	2013	2012
Foreign currency forward contracts	Net realized loss on derivative instruments	$(1,174)	$(433)
TRS	Net realized gain on derivative instruments	10,309	-

Total		$9,135	$(433)

		Unrealized Gain (Loss)
		Year Ended December 31,
Derivative Instrument	Statement Location	2013	2012
Foreign currency forward contracts	Net change in unrealized depreciation on derivative instruments	$(3,034)	$(147)
TRS	Net change in unrealized appreciation on derivative instruments	512	1,349

Total		$(2,522)	$1,202

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

At December 31, 2013, the details of the Company’s open foreign currency forward contracts were as follows:

						Unrealized
Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2013	Appreciation (Depreciation)
EUR	Jan. 3, 2014		€2,100 Sold	$2,745	$2,889	$(144)
EUR	Jan. 10, 2014		€8,100 Sold	10,747	11,143	(396)
EUR	Jan. 8, 2015		€17,000 Sold	22,919	23,402	(483)
EUR	Jan. 8, 2015		€43,500 Sold	59,608	59,882	(274)
EUR	Jan. 8, 2015		€2,100 Sold	2,899	2,891	8
GBP	Jan. 10, 2014		£15,100 Sold	23,701	25,004	(1,303)
GBP	Jan. 10, 2014		£8,498 Sold	13,484	14,071	(587)
NZD	Jul. 23, 2014	N$	4,000 Sold	3,235	3,237	(2)

Total				$139,338	$142,519	$(3,181)

At December 31, 2012, the details of the Company’s open foreign currency forward contracts were as follows:

						Unrealized
Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2012	Appreciation (Depreciation)
EUR	Jan. 3, 2013		€2,300 Sold	$2,918	$3,036	$(118)
EUR	Jan. 31, 2013		€6,242 Sold	8,249	8,240	9
GBP	Jan. 18, 2013		£4,255 Sold	6,874	6,912	(38)

Total				$18,041	$18,188	$(147)

Options:

The Company holds equity options in certain portfolio companies to enhance investment returns in connection with its primary lending activities. In purchasing options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of options as of December 31, 2013 represents 1.1% of the Company’s net assets. The Company did not hold any equity options as of December 31, 2012.

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

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by TRS reference assets and (ii) realized gains from the sale or repayment of TRS reference assets, if any. Halifax Funding pays to BNS (i) interest on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and (ii) realized losses, if any. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, on the liquidation of TRS reference assets.

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

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of collateral that is posted pursuant to the terms of the TRS agreements. The Company has no contractual obligation to post any collateral or to make any interest payments to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. The Company may terminate the TRS at any time upon providing at least 30 days notice prior to the proposed settlement date of the TRS reference assets related to such termination. In the absence of an early termination as just described, the TRS will terminate on January 15, 2016. Upon the third anniversary date of the TRS, Halifax Funding will be required to pay a termination fee if the cumulative interest spread paid to BNS over the life of the TRS agreements is less than $6,900. Halifax Funding would have been required to pay an early termination fee of $5,534 if the TRS had been terminated as of December 31, 2013.

As of December 31, 2013 and 2012, Halifax Funding had selected 20 and 54 underlying debt positions, respectively, and had posted $37,501 and $87,974 in collateral, respectively, which is recorded as collateral on deposit with custodian on the consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount:

	As of December 31,
	2013	2012
Settled notional amount	$54,829	$105,014
Unsettled additions	23,759	58,998
Unsettled deletions	(18,677)	-

Total notional amount	$59,911	$164,012

The following table summarizes the fair value components of the TRS portfolio:

	As of December 31,
	2013	2012
Interest and fee income	$1,806	$1,018
Financing charge	(103)	(80)
Net realized loss	(27)	(345)
Net unrealized appreciation of reference assets	185	756

TRS Total fair value	$1,861	$1,349

The following table summarizes the components of realized gains on the TRS. There were no TRS realized gains for the year ended December 31, 2012.
	Year Ended December 31, 2013
Interest and fee income	$10,017
Financing charge	(1,848)
Net realized gain	2,140

TRS Total realized gains	$10,309

The following is a summary of the TRS reference assets as of December 31, 2013:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Artesyn Technologies, Inc.	Technology Hardware & Equipment	Senior Debt (b)	9.75%		10/15/2020	$3,640	$3,640	$-
Avaya, Inc.	Technology Hardware & Equipment	Senior Debt	L + 675	1.25%	3/31/2018	2,573	2,627	54
Caraustar Industries, Inc.	Materials	Senior Debt (c)	L + 625	1.25%	5/1/2019	3,648	3,626	(22)
Catalina Marketing Corp.	Media	Senior Debt (c)	L + 425	1.00%	10/12/2020	3,526	3,532	6
Cequel Communications Holdings, LLC	Media	Subordinated Debt	5.13%		12/15/2021	3,007	2,812	(195)
Commscope, Inc.	Technology Hardware & Equipment	Subordinated Debt	6.63% or 7.38% PIK		6/1/2020	3,908	4,064	156
Continental Building Products, LLC	Materials	Senior Debt	L + 375	1.00%	8/28/2020	1,985	1,994	9
Data Device Corp.	Capital Goods	Senior Debt (c)	L + 650	1.50%	7/11/2018	2,680	2,669	(11)
Greenway Medical Technologies	Health Care Equipment & Services	Senior Debt	L + 500	1.00%	11/4/2020	2,475	2,462	(13)

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Hot Topic, Inc.	Consumer Durables & Apparel	Senior Debt	9.25%		6/15/2021	3,675	3,658	(17)
Internet Brands, Inc.	Media	Senior Debt (c)	L + 500	1.25%	3/18/2019	2,465	2,440	(25)
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L + 650	1.25%	7/31/2017	2,971	3,015	44
Misys Ltd.	Software & Services	Senior Debt (b)	12.00%		6/12/2019	2,898	3,232	334
NEP Group, Inc.	Media	Senior Debt	L + 825	1.25%	7/22/2020	1,315	1,360	45
OneStopPlus Group	Consumer Durables & Apparel	Senior Debt (c)	L + 450	1.00%	2/5/2020	7,294	7,285	(9)
Pinnacle Agriculture Holdings, LLC	Materials	Senior Debt	9.00%		11/15/2020	3,745	3,710	(35)
RedPrairie Corp.	Software & Services	Senior Debt	L + 1000	1.25%	12/21/2019	1,830	1,743	(87)
Summit Materials, LLC	Materials	Subordinated Debt	10.50%		1/31/2020	656	638	(18)
Travelport, LLC	Software & Services	Senior Debt (c)	L + 500	1.25%	6/26/2019	2,304	2,326	22
Wilton Brands LLC	Materials	Senior Debt (c)	L + 625	1.25%	8/30/2018	3,316	3,263	(53)

TOTAL						$59,911	$60,096	$185

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) Reference asset position or portion thereof unsettled as of December 31, 2013.

The following is a summary of the TRS reference assets as of December 31, 2012:

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Block Communications, Inc.	Media	Subordinated Debt	7.25%		2/1/2020	$114	$114	$-
California Pizza Kitchen, Inc.	Food & Staples Retailing	Senior Debt	L+550	1.25%	7/7/2017	4,263	4,241	(22)
Camp International Holding Co.	Software & Services	Senior Debt	L+400	1.25%	5/31/2019	2,173	2,172	(1)
Catalina Marketing Corp.	Media	Subordinated Debt	10.50%		10/1/2015	7,000	6,871	(129)
CCC Information Services, Inc.	Software & Services	Senior Debt (c)	L+470	1.25%	12/14/2019	1,510	1,521	11
Charter Communications Operating, LLC	Media	Subordinated Debt (b)	7.25%		10/30/2017	625	622	(3)
CHG Companies, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/19/2019	6,913	6,971	58
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.50%		11/15/2022	2,236	2,342	106
Clear Channel Communications, Inc.	Media	Subordinated Debt (b)	6.50%		11/15/2022	6,111	6,411	300
Continental Airlines, Inc.	Transportation	Senior Debt (b)	8.31%		10/2/2019	605	569	(36)
First American Payment Systems, LP	Software & Services	Senior Debt	L+450	1.25%	10/12/2018	8,950	8,914	(36)
FleetPride Corp.	Capital Goods	Senior Debt (c)	L+400	1.25%	11/19/2019	4,522	4,518	(4)
Fly Leasing, Ltd.	Transportation	Senior Debt (b)(c)	L+450	1.25%	8/8/2018	4,193	4,177	(16)
GCI Inc.	Telecommunication Services	Subordinated Debt	6.75%		6/1/2021	6,644	6,577	(67)
Gymboree Corporation	Retailing	Senior Debt	L+350	1.50%	2/23/2018	4,097	3,885	(212)
Hamilton Sundstrand Industrial	Capital Goods	Senior Debt	L+375	1.25%	12/13/2019	7,920	8,060	140
Heartland Dental Care	Pharmaceuticals, Biotechnology & Life Sciences	Senior Debt (c)	L+500	1.25%	12/21/2018	4,203	4,203	-
Hilcorp Energy I LP	Energy	Subordinated Debt (b)	8.00%		2/15/2020	1,817	1,808	(9)
Hubbard Radio, LLC	Media	Senior Debt (c)	L+375	1.50%	4/28/2017	494	495	1
Husky Injection Molding Systems, Ltd.	Capital Goods	Senior Debt (b)(c)	L+450	1.25%	7/2/2018	1,256	1,249	(7)
Immucor, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+450	1.25%	8/19/2018	48	48	-
IPC Systems, Inc.	Technology Hardware & Equipment	Senior Debt	L+650		7/31/2017	3,951	3,898	(53)
Jo-Ann Stores, Inc.	Retailing	Senior Debt (c)	L+350	1.25%	3/16/2018	23	23	-
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+425	1.25%	5/4/2018	1,971	1,971	-
Kinetic Concepts, Inc.	Health Care Equipment & Services	Senior Debt (c)	L+375	1.25%	11/4/2016	1,313	1,312	(1)
Local TV Finance, LLC	Media	Senior Debt (c)	L+400		5/7/2015	372	370	(2)
Lord & Taylor Holdings, LLC	Retailing	Senior Debt (c)	L+450	1.25%	1/11/2019	34	34	-
MedAssets, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+275	1.25%	12/13/2019	2,341	2,347	6
MGM Resorts International	Consumer Services	Senior Debt (b)	L+325	1.00%	12/20/2019	7,231	7,340	109
Misys PLC	Software & Services	Senior Debt (b)	12.00%		6/12/2019	5,982	5,979	(3)
NPC International, Inc.	Consumer Services	Senior Debt (c)	L+325	1.25%	12/28/2018	1,636	1,624	(12)
NuSil Technology LLC	Materials	Senior Debt (c)	L+375	1.25%	4/7/2017	502	501	(1)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)(c)	L+550		5/13/2017	7,059	7,065	6
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+600	1.25%	5/13/2017	285	283	(2)
Nuveen Investments, Inc.	Diversified Financials	Senior Debt (b)	L+550		5/13/2017	26	26	-
PQ Corp.	Materials	Senior Debt	L+425	1.25%	5/8/2017	5,582	5,588	6
PVH Corp.	Consumer Durables & Apparel	Senior Debt (b)(c)	L+250	0.75%	12/19/2019	1,473	1,488	15
RedPrairie Corp.	Software & Services	Senior Debt (c)	L+550	1.25%	12/21/2018	1,078	1,097	19
Roofing Supply Group, LLC	Retailing	Senior Debt (c)	L+375	1.25%	5/31/2019	90	90	-
Sabre, Inc.	Transportation	Senior Debt (c)	L+575		12/29/2017	4,399	4,397	(2)
Sabre, Inc.	Transportation	Senior Debt (c)	L+600	1.25%	12/29/2017	2,212	2,212	-

Company (a)	Industry	Investment	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Savers, Inc.	Retailing	Senior Debt (c)	L+375	1.25%	7/9/2019	205	205	-
Scitor Corp.	Capital Goods	Senior Debt (c)	L+350	1.50%	2/15/2017	22	22	-
SGS International, Inc.	Media	Senior Debt	L+375	1.25%	10/17/2019	5,515	5,543	28
Skilled Healthcare Group, Inc.	Health Care Equipment & Services	Senior Debt (b)	L+525	1.50%	4/9/2016	15	15	-
Spectrum Brands, Inc.	Household & Personal Products	Senior Debt (b)	L+325	1.25%	12/17/2019	1,525	1,552	27
Tempur-Pedic International, Inc.	Commercial & Professional Services	Senior Debt (b)(c)	L+400	1.00%	11/14/2019	6,852	7,000	148
Terex Corp.	Capital Goods	Subordinated Debt (b)	6.00%		5/15/2021	4,626	4,857	231
The TelX Group, Inc.	Telecommunication Services	Senior Debt (c)	L+500	1.25%	9/23/2017	7,019	6,999	(20)
Tomkins Air Distribution	Capital Goods	Senior Debt	L+375	1.25%	11/9/2018	5,949	6,058	109
USI Holdings Corp.	Insurance	Subordinated Debt	7.75%		1/15/2021	1,076	1,063	(13)
USI Holdings Corp.	Insurance	Senior Debt (c)	L+400	1.25%	12/27/2019	1,919	1,940	21
West Corp.	Software & Services	Subordinated Debt	8.63%		10/1/2018	6,030	6,096	66
West Corp.	Software & Services	Senior Debt (c)	L+425	1.25%	7/15/2016	5	5	-

Total						$ 164,012	$ 164,768	$ 756

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) Reference asset position or portion thereof unsettled as of December 31, 2012.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of December 31, 2013 and 2012:

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$863,216	$611,276	$1,474,492
Subordinated debt	-	198,210	171,921	370,131
Structured products	-	-	55,575	55,575
Equity/Other	-	-	24,671	24,671

Subtotal	-	1,061,426	863,443	1,924,869
Short term investments	149,903	-	-	149,903

Total investments	$149,903	$1,061,426	$863,443	$2,074,772

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Total return swaps	$-	$-	$1,861	$1,861
Liabilities
Foreign currency forward contracts	-	(3,181)	-	(3,181)

Total	$-	$(3,181)	$1,861	$(1,320)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$435,852	$86,591	$522,443
Subordinated debt	-	163,580	2,765	166,345
Structured products	-	-	3,443	3,443
Equity/Other	4,984	-	453	5,437

Subtotal	4,984	599,432	93,252	697,668
Short term investments	13,203	-	-	13,203

Total investments	$18,187	$599,432	$93,252	$710,871

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$9	$-	$9
Total return swaps	-	-	1,349	1,349
Liabilities
Foreign currency forward contracts	-	(156)	-	(156)

Total	$-	$(147)	$1,349	$1,202

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying value of the Company’s collateral on deposit with custodian and credit facilities approximate their fair value and they would be classified as Level 2 with regards to the fair value hierarchy.

At December 31, 2013, the Company held 30 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $863,443 and 41.6% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2013 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$611,276	Discounted Cash Flow	Discount Rate	7.36% - 14.37% (11.12%)	Decrease
			Market Yield	5.92% - 10.60% (8.58%)	Decrease
			Yield Premium	0.00% - 4.00% (2.31%)	Decrease
			Weighted Average Cost of Capital	6.60% - 14.20% (10.61%)	Decrease
			EBITDA Multiple	5.00x - 9.50x (8.08x)	Increase
Subordinated Debt	$171,921	Discounted Cash Flow	Discount Rate	11.26% - 15.51% (14.77%)	Decrease
			Market Yield	6.30% - 11.92% (11.12%)	Decrease
			Yield Premium	4.00% (4.00%)	Decrease
			Weighted Average Cost of Capital	7.70% - 15.20% (14.36%)	Decrease
			EBITDA Multiple	7.50x - 12.00x (9.25x)	Increase
Structured Products	3,359	Broker Quote	Bid Price	101.50 (101.50)	Increase
	52,216	Discounted Cash Flow	Discount Rate	11.34% (11.34%)	Decrease
Equity/Other – Common Stock	7,061	Market Comparables	EBITDA Multiple	8.90x - 10.00x (9.02x)	Increase
Equity/Other – Equity Options	15,256	Discounted Cash Flow	EBITDA Multiple	9.75x (9.75x)	Increase
			Discount Rate	12.00% (12.00%)	Decrease
Equity/Other – Overriding Royalty Interest	2,354	Discounted Cash Flow	Discount Rate	13.71% (13.71%)	Decrease
Total	$863,443

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the current period conclusions of the fair value of the TRS.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values.
(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

At December 31, 2012, the Company held 18 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $93,252 and 13.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$18,681	Broker Quotes	Mid Price	94.25 – 102 (100.98)	Increase
	67,910	Broker Quotes\	Mid Price	98 – 101.5 (98.55)	Increase
		Market Comparables	Market Yield	5.0 – 11.9% (8.91%)	Decrease
			Discount Margin	437 – 1069 bps (808 bps)	Decrease
			Illiquidity Discount	1.0 – 4.0% (2.29%)	Decrease
Subordinated Debt	2,765	Market Comparables	Market Yield	12.0 – 13.0% (12.54%)	Decrease
			Discount Margin	1071 – 1250 bps (1170 bps)	Decrease
			EBITDA Multiple	9.6x (9.6x)	Increase
			Illiquidity Discount	2% (2%)	Decrease
Structured Products	3,443	Broker Quotes	Bid Price	104.02 (104.02)	Increase
Equity/Other-	453	Market Comparables\	Forward EBITDA Multiple	9.8x (9.8x)	Increase
Common Stock		Discounted Cash Flow	LTM EBITDA Multiple	12.9x (12.9x)	Increase
			Illiquidity Discount	15% (15%)	Decrease
			Weighted Average Cost of Capital	12.2% (12.2%)	Decrease
Total	$93,252

(1)	The TRS was valued in accordance with the TRS Agreement as discussed below. See Note 4 for quantitative disclosures of the current period conclusions of the fair value of the TRS.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values. If noted as NA, then the number of inputs is too few to compute the weighted average for the range.
(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

In the above tables, certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2013. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the Company’s fair value estimates. Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market comparables approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third-party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing its investments include, as relevant: available current market data, including an assessment of the credit quality of the security issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

The following is a reconciliation for the year ended December 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2013	$86,591	$2,765	$3,443	$453	$1,349	$94,601
Additions	580,075	161,563	52,194	23,801	-	817,633
Net realized gain	1,581	-	-	-	10,309	11,890
Net change in unrealized appreciation (depreciation) (1)	616	7,205	(52)	417	512	8,698
Sales or repayments	(33,178)	-	-	-	(10,309)	(43,487)
Net discount accretion	866	388	(10)	-	-	1,244
Transfers out of Level 3	(25,275)	-	-	-	-	(25,275)
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of December 31, 2013	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2013 (1)	$1,657	$7,205	$(52)	$417	$512	$9,739

(1)	Amount is included in the related amount on investments and derivative instruments in the consolidated statements of operations.

The following is a reconciliation for the year ended December 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2012	$4,652	$963	$-	$-	$-	$5,615
Additions	81,956	3,747	3,343	449	-	89,495
Net realized gain	606	12	-	-	-	618
Net change in unrealized appreciation (depreciation) (1)	1,111	141	108	4	1,349	2,713
Sales or repayments	(20,198)	(998)	-	-	-	(21,196)
Net discount accretion	120	6	(8)	-	-	118
Transfers out of Level 3	(6,808)	(1,106)	-	-	-	(7,914)
Transfers into Level 3	25,152	-	-	-	-	25,152

Fair Value Balance as of December 31, 2012	$86,591	$2,765	$3,443	$453	$1,349	$94,601

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2012 (1)	$1,362	$135	$108	$4	$1,349	$2,958

(1)	Amount is included in the related amount on investments and derivative instruments in the consolidated statements of operations.

No securities were transferred into the Level 3 hierarchy and seven were transferred out of the Level 3 hierarchy during the year ended December 31, 2013. Eight securities were transferred into the Level 3 hierarchy and four were transferred out of the Level 3 hierarchy during the year ended December 31, 2012. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

6.       Agreements and Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and/or reimbursement of expenses in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities, and (iii) the offering of the Company’s common stock. Related party fees, expenses and reimbursement of expenses incurred in the years ended December 31, 2013 and December 31, 2012 are summarized below:

		Year Ended December 31,
Related Party	Source Agreement & Description	2013	2012
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$78,713	$55,506

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	30,089	9,193

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	6,992	-

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	2,323	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	7,750	4,251

KKR	Investment Advisory Agreement: Investment expense reimbursement	469	-

CNL	Administrative Services Agreement: Administrative and compliance services(4)	1,536	753

(1)	During the year ended December 31, 2013, $1,708 of subordinated incentive fees on income were paid to the Advisors. As of December 31, 2013, a subordinated incentive fee on income of $5,284 was payable to the Advisors. The Company did not pay any subordinated incentive fees on income during the year ended December 31, 2012.

(2)	The following table provides additional details for the incentive fee on capital gains:

Incentive fee on capital gains	2013	2012
Accrued incentive fee on capital gains as of January 1,	$2,087	$106
Incentive fee on capital gains expense during the year ended December 31,	9,041	1,981

Accrued incentive fee on capital gains as of December 31,	11,128	2,087
Less: Incentive fees on capital gains unearned by the Advisors as of December 31,	(8,805)	(2,087)

Incentive fee on capital gains earned by and payable to the Advisors as of December 31,	$2,323	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement:

Organization and offering expense reimbursement	2013	2012
Offering expenses reimbursement payable as of December 31,	$240	$437
Offering expenses reimbursements paid to the Advisors during the year ended December 31,	7,947	2,087
Organization expenses reimbursements paid to the Advisors during the year ended December 31,	-	896
Outstanding unreimbursed offering expenses as of December 31,	1,561	4,001

(4)	Includes $350 and $160 for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the years ended December 31, 2013 and 2012, respectively.

The Company entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering and Follow-On Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds and a marketing support fee of up to 3% of gross offering proceeds. All or any portion of these fees may be reallowed to participating brokers as determined by CNL Securities Corp. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions and marketing support fees.

The Company entered into an investment advisory agreement with CNL (together with one amendment, the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets at the end of the two most recently completed months and it is computed and paid monthly. Gross assets include assets purchased with borrowed funds, TRS unrealized depreciation or appreciation and collateral posted with custodian in connection with TRS, but exclude deferred offering expense. CNL also earns a performance-based incentive fee that is comprised of the following two parts:

(i) a subordinated incentive fee on pre-incentive fee net investment income, that is paid quarterly if earned, and it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital and

(ii) an incentive fee on capital gains that is paid annually if earned, and it is equal to 20% of (A) all realized gains on a cumulative basis from inception, net of (i) all realized losses on a cumulative basis, (ii) unrealized depreciation at year end and (iii) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the TRS counterparty), and subtracting (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. Beginning February 1, 2012, the Company implemented an initial reimbursement rate of 0.75% of gross offering proceeds to initiate the reimbursement of organization and offering expenses incurred by the Advisors. Beginning March 1, 2013, the Company changed the reimbursement rate to 1% of gross offering proceeds.

Under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with its investment operations and investment transactions.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the quarterly share repurchase programs, compliance services, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. CNL also receives reimbursement payments from the Company for professional services provided by certain officers of the Company.

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

During the term of the Expense Support Agreement, the Advisors are entitled to an annual year-end reimbursement payment by the Company for unreimbursed Expense Support Payments made under the Expense Support Agreement (a “Reimbursement Payment”), but such Reimbursement Payments may only be paid (i) within three years after the year in which such Expense Support Payments are attributable, and (ii) to the extent that it would not cause the Company’s Other Operating Expenses (Operating Expenses excluding base management fees and including a Reimbursement Payment) to exceed 1.75% of average net assets attributable to common shares as of the end of any such calendar year (the “Reimbursement Limit Percentage”). The Company records the liability for Reimbursement Payments based on a hypothetical liquidation of its investment portfolio at the end of the reporting period.

Presented below is a summary of Expense Support Payments and the associated terminal eligibility dates for Reimbursement Payments for the years ending December 31, 2011 and December 31, 2012.

Period Ended	Expense Support Payments Received from Advisors	Reimbursement Payments to Advisors	Unreimbursed Expense Support Payments(1)	Reimbursement Payments Eligibility through
December 31, 2011	$1,376	$1,376	$-	-
December 31, 2012	1,590	454	1,136	December 31, 2015

Total	$2,966	$1,830	$1,136

(1)	As of December 31, 2013 the Company has accrued $1,136 for Reimbursement Payment to Advisors.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of December 31, 2013, management believes that the risk of incurring any losses for such indemnification is remote.

7.      Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Year Ended December 31,
	2013	2012	2011
Net increase in net assets resulting from operations	$104,957	$25,654	$1,382
Weighted average shares outstanding	104,505,667	31,394,766	1,269,117
Basic/diluted net increase in net assets from operations per share (1)	$1.00	$0.82	$1.09

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.      Distributions

The Company’s board of directors declared distributions for 53 and 52 record dates in the years ended December 31, 2013 and 2012, respectively. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the years ended December 31, 2013 and 2012 are presented in the tables below.

Year Ended December 31, 2013	Per Share		Amount	Allocation
For three months ended March 31, 2013 (13 record dates)	$0.20		$13,735
For three months ended June 30, 2013 (13 record dates)	0.19		17,807
For three months ended September 30, 2013 (13 record dates)	0.20		22,262
For three months ended December 31, 2013 (14 record dates)	0.24	(1)	33,201

Total Declared Distributions for the year ended December 31, 2013	$0.83		$87,005	100.0%
From Net Investment Income	$0.47		$49,935	57.4
From Realized Gains	0.27		28,047	32.2
Distributions in Excess of Net Investment Income	0.09		9,023	10.4

(1)	Includes a special distribution of $0.03 per share.

Year Ended December 31, 2012	Per Share	Amount	Allocation
For three months ended March 31, 2012 (13 record dates)	$ 0.19	$ 1,987
For three months ended June 30, 2012 (13 record dates)	0.19	4,107
For three months ended September 30, 2012 (13 record dates)	0.19	7,067
For three months ended December 31, 2012 (13 record dates)	0.19	10,161

Total Declared Distributions for the year ended December 31, 2012	$ 0.76	$ 23,322	100.0%
From Net Investment Income	$ 0.51	$ 15,698	67.3
From Realized Gains	0.10	3,040	13.0
Distributions in Excess of Net Investment Income	0.15	4,584	19.7

Sources of distributions, other than net investment income and realized gains, include (i) the ordinary income component of prior year tax basis accumulated earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions for the calendar year. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the years ended December 31, 2013 and 2012.

For the year ended December 31,	2013	2012
Ordinary income component of tax basis accumulated earnings	$819	$112
Estimated unearned performance-based incentive fee	6,718	1,981
Offering expenses	6,502	1,209
Organization expenses	(60)	896
Taxable income from investments on non-accrual status	1,048	-
Net change in unrealized appreciation on total return swaps	512	1,349
Net change in unrealized depreciation on foreign currency forward contracts	(3,034)	(147)
Other book-tax differences	48	(4)

Total (1)	$12,553	$5,396

(1)	The above table does not present all adjustments to calculate taxable income available for distributions. See footnote 13 for a reconciliation of net increase in net assets resulting from operations to taxable income available for distributions.

For the years ended December 31, 2013 and 2012, the tax-related sources of distributions of $12,553 and $5,396, respectively, are greater than the distributions in excess of net investment income of $9,023 and $4,584, respectively. As a result, none of the distributions declared during the years ended December 31, 2013 and 2012 were considered to be a return of capital.

On December 14, 2013, the Company’s board of directors declared distributions of $0.015004 per share for 12 record dates beginning on January 7, 2014 through and including March 26, 2014.

9.	Share Transactions

On January 29, 2013, May 7, 2013, November 21, 2013 and December 17, 2013 the Company’s board of directors increased the public offering price per share of common stock under the Offerings to $11.05, $11.10, $11.20 and $11.30, respectively, to ensure that the associated net offering price per share, exclusive of sales load, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the years ended December 31, 2013, 2012, and 2011.

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	77,259,720	$ 849,308	54,520,455	$ 588,369	7,021,920	$ 70,898
Commissions and Marketing Support Fees	-	(78,713)	-	(55,506)	-	(6,727)

Net Proceeds to Company	77,259,720	770,595	54,520,455	532,863	7,021,920	64,171
Reinvestment of Distributions	3,664,801	36,605	1,207,704	11,832	29,024	266

Net Proceeds from Offering	80,924,521	$ 807,200	55,728,159	$ 544,695	7,050,944	$ 64,437

Average Net Proceeds Per Share	$9.97		$9.77		$9.14

As of December 31, 2013, the Company has sold 143,703,625 shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $1,557,278.

The Company conducts quarterly tender offers pursuant to its share repurchase program. The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company limits repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days notice.

The following table is a summary of the share repurchases completed during the year ended December 31, 2013:

	Total Number of
	Shares Offered	Total Number of	Total	No. of Shares	Price Paid
Repurchase Date	to Repurchase	Shares Purchased	Consideration	Purchased / Total Offer	per Share
February 20, 2013	785,106	84,074	$818	11%	$9.73
May 24, 2013	1,158,737	68,788	682	6%	9.91
August 27, 2013	1,596,287	116,779	1,142	7%	9.78
November 25, 2013	2,084,159	359,217	3,560	17%	9.91

Total	5,624,289	628,858	$6,202	11%

The following table is a summary of the share repurchases completed during the year ended December 31, 2012:
	Total Number of
	Shares Offered	Total Number of	Total	No. of Shares	Price Paid
Repurchase Date	to Repurchase	Shares Purchased	Consideration	Purchased / Total Offer	per Share
August 15, 2012	236,604	47,481	$458	20%	$9.64
November 15, 2012	470,031	25,405	248	5%	9.79

Total	706,635	72,886	$706	10%

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2013 and 2012 and for the period from June 17, 2011 (commencement of operations) through December 31, 2011.

	For the year ended December 31,		June 17, 2011 (commencement of operations) through December 31,
	2013	2012	2011
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$9.75	$9.21	$9.00
Net Investment Income (Loss), Before Expense Support/Reimbursement(1)	0.49	0.51	(0.23)
Expense Support/(Reimbursement)(1)	(0.01)	(0.01)	0.60

Net Investment Income(1)	0.48	0.50	0.37
Net Realized and Unrealized Gain (Loss)(1)(2)	0.55	0.70	0.08

Net Increase (Decrease) Resulting from Investment Operations	1.03	1.20	0.45

Distributions from Net Investment Income(3)	(0.47)	(0.51)	(0.37)
Distributions from Realized Gains(3)	(0.27)	(0.10)	—
Distributions in Excess of Net Investment Income(3)(4)	(0.09)	(0.15)	—

Net Increase (Decrease) Resulting from Distributions to Common Shareholders	(0.83)	(0.76)	(0.37)
Issuance of common stock above net asset value(5)	0.05	0.10	0.13
Repurchases of common stock(6)	—	—	—

Net Increase Resulting from Capital Share Transactions	0.05	0.10	0.13

Net Asset Value, End of Year	$10.00	$9.75	$9.21

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	10.2%	14.2%	6.5%
Total Investment Return-Net Asset Value(8)	11.4%	14.3%	6.5%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Year	$1,430,434	$611,484	$65,163
Average Net Assets(9)	$1,036,498	$304,261	$20,926
Average Credit Facilities Borrowings(9)	$339,271	$110,072	$4,080
Shares Outstanding, End of Year	143,024	62,728	7,073
Weighted Average Shares Outstanding	104,506	31,395	2,309

Ratios to Average Net Assets:(9)
Total Investment Income	11.54%	11.69%	4.58%
Total Operating Expenses Before Expense Support/Reimbursement	6.61%	6.46%	7.08%
Total Operating Expenses After Expense Support/Reimbursement	6.72%	6.54%	0.51%
Net Investment Income	4.82%	5.16%	4.08%
Portfolio Turnover Rate	73%	85%	1%
Asset Coverage Ratio(10)	2.96	3.59	3.57

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 of the consolidated financial statements for further insight into the sources of distributions that contribute to the occurrence of distributions in excess of net investment income.

(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then the terminal sales price per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then terminal market value per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average credit facilities borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. These data are presented in Note 4 of the condensed consolidated financial statements.

11.      Revolving Credit Facilities and Borrowings

The following tables present summary information with respect to the Company’s revolving credit facilities as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
	Total Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Total Aggregate Principal Amount Committed (1)	Principal Amount Outstanding
Deutsche Bank Credit Facility	$265,000	$264,440	$240,000	$159,620
BNP Credit Facility	200,000	123,000	-	-
Senior Secured Credit Facility	320,000(2)	319,949(3)	-	-

Total	$785,000	$707,389	$240,000	$159,620

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Credit Facility to a maximum of $600,000.
(3)	Includes $108,680 denominated in Euros and $33,718 denominated in New Zealand Dollars.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all debt outstanding as of December 31, 2013 were 2.5% and 2.2 years, respectively, and as of December 31, 2012 were 2.3% and 0.6 years, respectively.

Deutsche Bank Credit Facility

On August 22, 2011, CCT Funding entered into a revolving credit facility agreement (including amendments, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Deutsche Bank is a lender and serves as administrative agent under the Deutsche Bank Credit Facility. On February 11, 2013, CCT Funding, Deutsche Bank, and the other lenders party thereto entered into an amendment (the “Third Amendment”) to the Deutsche Bank Credit Facility.

The Third Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, the extension of a new tranche of loan commitments (the “Tranche D Loans”) permitting additional borrowings in an aggregate amount of up to $100,000. Pursuant to the Third Amendment, Healthcare of Ontario Pension Plan became a Lender under the Deutsche Bank Credit Facility. The Third Amendment reclassified the prior Tranche B Loans as the “Tranche B2 Loans” and the prior Tranche C Loans as the “Tranche B1 Loans.” As amended, loans under the Deutsche Bank Credit Facility will generally bear interest based on a three-month adjusted LIBOR (“Adjusted LIBOR”) for the relevant interest period (except with respect to the Tranche A Loans, which bear interest based on one-month Adjusted LIBOR), plus a spread. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche B1 Loans, Tranche B2 Loans and Tranche D Loans under the Third Amendment. As of December 31, 2013, the Company has incurred deferred financing costs of $1,338 in connection with arranging and amending the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of December 31, 2013, management believes that the Company was in compliance with the covenants of the Deutsche Bank Credit Facility.

The Tranche A Loans commitment of $75,000 matured on August 22, 2013. The tranches, amounts, maturity dates and interest rates (expressed as a spread to LIBOR) of the Deutsche Bank Credit Facility as of December 31, 2013 were as follows:

Tranche	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Maturity Date	LIBOR Spread
Tranche B1 Loans	$65,000	$65,000	February 11, 2014	1.50%
Tranche B2 Loans	100,000	100,000	February 11, 2015	2.33%
Tranche D Loans	100,000	99,440	February 11, 2015	2.33%

Total	$265,000	$264,440

The components of interest expense, average interest rates (i.e., interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility were as follows:

	Years Ended December 31,
	2013	2012
Average Borrowings	$221,098	$110,072
Direct Interest Expense	4,982	2,482
Unused Commitment Fees	299	236
Amortization of Deferred Financing Costs	573	148

Total Interest Expense	$5,854	$2,866

Weighted Average Interest Rate	2.3%	2.3%

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

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2013, Paris Funding had investments with a fair value of $244,981 pledged as collateral under the BNP Credit Facility. Interest is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. On December 30, 2013, the annual commitment fee that Paris Funding pays on any unused commitment amounts increased from 0.55% to 0.75%. As of December 31, 2013, the Company has incurred deferred financing costs of $470 in connection with arranging the BNP Credit Facility.

In connection with the BNP Credit Facility, Paris Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2013, management believes that Paris Funding was in compliance with the covenants of the BNP Credit Facility.

Under the terms of the BNP Financing Agreements, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), subject to certain limits. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria and will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities.

The components of interest expense, average interest rates (i.e., interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility were as follows:

Year Ended December 31, 2013
Average Borrowings (1)	$110,950
Direct Interest Expense	799
Unused Commitment Fees	257
Amortization of Deferred Financing Costs	263

Total Interest Expense	$1,319

Weighted Average Interest Rate	1.3%

(1)	Average borrowings for the BNP Credit Facility for the year ended December 31, 2013 are calculated since the inception date of the facility, or June 12, 2013.

Senior Secured Credit Facility

On September 4, 2013, the Company entered into a revolving credit facility (the “Senior Secured Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Credit Facility consists of loans to be made in dollars and other foreign currencies in an initial aggregate amount of $285,000, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $600,000. On October 24, 2013, the aggregate loan commitment under the Senior Secured Credit Facility was increased to $320,000. Availability under the Senior Secured Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Credit Facility will mature on September 4, 2017. The stated borrowing rate under the Senior Secured Credit Facility is based on LIBOR plus an applicable spread of 2.50% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. The Senior Secured Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts excluding those held by CCT Funding and Paris Funding, and provides for a guaranty by certain subsidiaries of the Company. As of December 31, 2013, the Company has incurred deferred financing costs of $3,947 in connection with arranging and amending the Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including ones that require the Company to maintain a certain minimum shareholders’ equity and to maintain certain leverage ratios. The Senior Secured Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2013, management believes that the Company was in compliance with the covenants of the Senior Secured Credit Facility.

In addition to the covenants described above, borrowings under the Senior Secured Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of portfolio investments that serve as security and are included in the borrowing base.

The components of interest expense, average interest rates (i.e., interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Credit Facility were as follows:

Year Ended December 31, 2013
Average Borrowings (1)	$173,356
Direct Interest Expense	1,588
Unused Commitment Fees	180
Amortization of Deferred Financing Costs	315

Total Interest Expense	$2,083

Weighted Average Interest Rate	2.8%

(1)	Average borrowings for the Senior Secured Credit Facility are calculated since the inception date of the facility, or September 4, 2013.

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2013 and December 31, 2012. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s consolidated statements of assets and liabilities. The Company’s unfunded commitments may be significant from time to time. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2013 and 2012, the Company’s unfunded commitments amounted to $17,500 and $1,012, respectively.

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

As of December 31, 2013 and 2012, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2013	2012
Paid in capital	$(6,502)	$(1,209)
Undistributed (distributions in excess of) net investment income	34,673	4,249
Accumulated capital gain	(28,171)	(3,040)

The following table reconciles net increase in net assets resulting from operations to taxable income available for distributions for the years ending December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net increase in net assets resulting from operations	$104,957	$25,654
Net change in unrealized appreciation on investments	(31,027)	(5,763)
Net change in unrealized depreciation on foreign currency translation	1,530	43
Unearned performance-based incentive fee on unrealized gains	6,718	1,981
Offering expense	6,502	1,209
Organization expenses	(60)	836
Taxable income from investments on non-accrual status	1,048	-
Other book-tax differences	48	(4)

Taxable income available for distributions	$89,716	$23,956

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2013 and December 31, 2012 were as follows:

	2013			2012
Paid Distributions attributable to:	Amount	Percentage		Amount	Percentage
Ordinary income	$80,667	92.7	%(1)	$22,984	98.6	%(1)
Realized long term capital gains	6,338	7.3%		337	1.4%

Total	$87,005	100.0%		$23,321	100.0%

Paid distributions as a percentage of taxable income available for distributions	97%			97%

(1)	Including short term capital gains of $13,358 and $3,123 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the components of tax basis accumulated earnings were as follows:

	2013	2012
Undistributed ordinary income – net	$3,531	$751
Unrealized gains – net	35,624	4,160
Other temporary adjustments	(10,631)	-

Total accumulated earnings – net	$28,524	$4,911

14.	Selected quarterly financial data (unaudited)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total Investment Income	$48,151	$35,538	$20,535	$15,349
Total Investment Income per Common Share	0.35	0.31	0.22	0.22
Net Investment Income	19,240	15,725	13,567	1,403
Net Investment Income per Common Share	0.14	0.14	0.15	0.02
Net Realized and Unrealized Gain (Loss)	24,106	19,049	(10,173)	22,040
Net Realized and Unrealized Gain (Loss) per Common Share	0.17	0.17	(0.11)	0.31
Net Increase in Net Assets Resulting from Operations	43,346	34,774	3,394	23,443
Basic and Diluted Earnings per Common Share	0.31	0.30	0.04	0.33
Net Asset Value per Common Share at End of Quarter	10.00	9.92	9.78	9.91

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total Investment Income	$14,476	$11,479	$6,250	$3,377
Total Investment Income per Common Share	0.27	0.30	0.28	0.31
Net Investment Income	6,545	4,297	3,714	1,135
Net Investment Income per Common Share	0.12	0.11	0.17	0.10
Net Realized and Unrealized Gain (Loss)	381	6,878	(1,638)	4,341
Net Realized and Unrealized Gain (Loss) per Common Share	0.01	0.18	(0.07)	0.40
Net Increase in Net Assets Resulting from Operations	6,926	11,176	2,076	5,476
Basic and Diluted Earnings per Common Share	0.13	0.30	0.09	0.50
Net Asset Value per Common Share at End of Quarter	9.75	9.78	9.64	9.66

15.	Subsequent Events

On January 14, 2014, the Company filed its tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 2,612,555 shares of common stock at a cash price of $10.00 per share. The tender offer terminated on February 26, 2014, upon which the Company repurchased 323,324 shares of common stock for an aggregate purchase price of $3,233.

On January 28, 2014, CCT Funding entered into an amendment (the “Fourth Amendment”) to its Deutsche Bank Credit Facility. The Fourth Amendment provided for, among other things, an increase in the maximum borrowings under the Tranche B1 Loans from $65,000 to $140,000. The Fourth Amendment extends the maturity date of the Tranche B1 Loans to January 28, 2015. As amended, the Tranche B1 Loans will bear interest at three-month LIBOR plus 1.80%.

As of March 18, 2014, the total amount borrowed under the Company’s credit facilities was $432,776.

On March 18, 2014, the Company’s board of directors declared a weekly distribution of $0.015483 per share for 13 record dates beginning April 1, 2014 and ending on June 24, 2014.