Form 10-Q
period 2014-03-31
Corporate Capital Trust, Inc.
filed 2014-05-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2014 was 164,952,569.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments, at fair value (amortized cost of $1,893,344 and $2,037,504) - including $136,613 and $244,981 of investments pledged to creditors (Note 11)	$1,945,194	$2,074,772
Cash	85,938	85,987
Cash denominated in foreign currency (cost $41 and $218, respectively)	41	218
Collateral on deposit with custodian	36,000	37,501
Dividends and interest receivable	34,283	25,613
Receivable for investments sold	8,976	46,469
Principal receivable	988	795
Unrealized appreciation on derivative instruments	964	1,861
Receivable from advisors	388	—
Deferred offering expense	2,744	3,394
Prepaid and deferred expenses	4,305	4,576

Total assets	2,119,821	2,281,186

Liabilities
Revolving credit facilities	$432,059	$707,389
Payable for investments purchased	82,506	101,014
Accrued performance-based incentive fees	18,591	16,412
Shareholders’ distributions payable	—	14,923
Accrued investment advisory fees	3,534	3,825
Unrealized depreciation on derivative instruments	2,457	3,181
Accrued reimbursement of expense support	—	1,136
Accrued directors’ fees	94	74
Other accrued expenses and liabilities	3,172	2,798

Total liabilities	542,413	850,752

Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 155,727,069 and 143,024,102 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	156	143
Paid-in capital in excess of par value	1,530,999	1,401,767
Distributions in excess of net investment income	(963)	(5,896)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	47,216	34,420

Net assets	$1,577,408	$1,430,434

Net asset value per share	$10.13	$10.00

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$49,653	$15,239
Fee income	276	12
Dividend income	4	98

Total investment income	49,933	15,349

Operating expenses
Investment advisory fees	10,681	4,861
Performance-based incentive fees	9,786	4,205
Interest expense	4,481	1,317
Offering expense	1,875	1,094
Administrative services	684	423
Professional services	519	348
Custodian and accounting fees	196	88
Director fees and expenses	167	68
Other	833	406

Total operating expenses	29,222	12,810
Reimbursement of expense support	—	1,136

Net expenses	29,222	13,946

Net investment income	20,711	1,403

Realized and unrealized gain (loss):
Net realized gain on investments	12,198	1,007
Net realized gain (loss) on derivative instruments	(191)	868
Net realized gain (loss) on foreign currency transactions	(1,022)	11
Net change in unrealized appreciation/depreciation on investments	14,582	13,504
Net change in unrealized appreciation/depreciation on derivative instruments	(173)	6,641
Net change in unrealized appreciation/depreciation on foreign currency translation	(1,613)	9

Net realized and unrealized gain	23,781	22,040

Net increase in net assets resulting from operations	$44,492	$23,443

Net Investment Income Per Share	$0.14	$0.02

Diluted and Basic Earnings Per Share	$0.30	$0.33

Weighted Average Shares Outstanding	149,009,440	71,356,247
Dividends Declared Per Share (Note 8)	$0.18	$0.20

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2014	2013
Operations
Net investment income	$20,711	$1,403
Net realized gain on investments, derivative instruments and foreign currency transactions	10,985	1,886
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	12,796	20,154

Net increase in net assets resulting from operations	44,492	23,443

Distributions to shareholders from
Net investment income	(15,778)	(1,403)
Realized gains	(10,985)	(1,886)
In excess of net investment income and net realized gains	—	(10,447)

Net decrease in net assets resulting from shareholders distributions	(26,763)	(13,736)

Capital share transactions
Issuance of shares of common stock	111,167	179,599
Reinvestment of shareholders’ distributions	21,311	6,850
Repurchase of shares of common stock	(3,233)	(818)

Net increase in net assets resulting from capital share transactions	129,245	185,631

Total increase in net assets	146,974	195,338
Net assets at beginning of period	1,430,434	611,484

Net assets at end of period	$1,577,408	$806,822

Capital share activity
Shares issued from subscriptions	10,930,795	18,097,872
Shares issued from reinvestment of distributions	2,095,496	688,817
Shares repurchased	(323,324)	(84,075)

Net increase in shares outstanding	12,702,967	18,702,614

Distributions in excess of net investment income at end of period	$(963)	$(13,822)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the three months ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net increase in net assets resulting from operations	$44,492	$23,443
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(286,051)	(236,159)
Increase (decrease) in payable for investments purchased	(18,531)	35,896
Paid-in-kind interest	(1,010)	—
Proceeds from sales of investments	304,509	49,519
Proceeds from principal payments	122,900	42,017
Net realized gain on investments	(12,198)	(1,006)
Net change in unrealized appreciation on investments	(14,582)	(13,503)
Net change in unrealized (appreciation) depreciation on derivative instruments	173	(6,641)
Net change in unrealized (appreciation) depreciation on foreign currency translation	1,613	(9)
Amortization of premium/discount - net	(1,285)	(101)
Amortization of deferred financing cost	518	132
Increase in short-term investments, net	17,295	(68,813)
Decrease (increase) in cash collateral for total return swap	1,501	(88,055)
Increase in dividend and interest receivable	(8,648)	(3,944)
Increase in receivable for investments sold	37,477	33,185
Increase in principal receivable	(193)	(594)
Increase in receivable from advisors	(388)	—
Increase (decrease) in other assets	697	(531)
Decrease (increase) in accrued investment advisory fees	(291)	385
Increase in accrued performance-based incentive fees	2,179	4,205
Increase (decrease) in other accrued expenses and liabilities	(742)	33

Net cash provided by (used in) operating activities	189,435	(230,541)

Financing Activities:
Proceeds from issuance of shares of common stock	111,167	179,599
Payment on repurchase of shares of common stock	(3,233)	(818)
Distributions paid	(20,375)	(6,885)
Borrowings under credit facilities	—	59,820
Repayments of credit facility	(276,926)	—
Deferred financing costs paid	(294)	(927)

Net cash provided by (used in) financing activities	(189,661)	230,789

Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash	(226)	247
Cash and cash denominated in foreign currency, beginning of period	86,205	307

Cash and cash denominated in foreign currency, end of period	$85,979	$553

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$4,274	$1,166
Distributions reinvested	$21,311	$6,850
Deferred financing costs accrued in other accrued expenses and liabilities	$—	$108

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of March 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Senior Secured Loans - First Lien—40.7%

Algeco/Scotsman (LU)	(e)(f)(g)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	$	26,464	$	26,590	$	28,846

Aspen Dental Management, Inc.	(g)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016		6,038		5,993		6,057

Bluestem Brands, Inc.	(g)	Consumer Durables & Apparel	L + 650	1.00%	12/6/2018		40,650		39,066		41,107

Catalina Marketing Corp.	(g)	Media	L + 425	1.00%	10/12/2020		5,202		5,190		5,208

Charlotte Russe, Inc.		Retailing	L + 550	1.25%	5/22/2019		6,295		6,170		6,236

Continental Building Products, LLC	(f)(g)	Materials	L + 375	1.00%	8/28/2020		9,180		9,137		9,222

Data Device Corp.	(g)	Capital Goods	L + 650	1.50%	7/11/2018		10,527		10,358		10,540

Distribution International, Inc.		Retailing	L + 650	1.00%	7/16/2019		48,265		47,828		48,386

Easton-Bell Sports, Inc.	(h)	Consumer Durables & Apparel	11.50%		12/31/2015		24,247		24,256		24,247

Flagstone Foods Holding Corp.	(h)	Food & Staples Retailing	L + 575	1.25%	4/15/2018		20,052		19,871		20,052

Football Association of Ireland (IE)	(e)(f)(h)(EUR)	Consumer Durables & Apparel	6.20%		12/20/2020	€	44,615		59,632		60,696

Greystone & Co., Inc.	(h)	Diversified Financials	L + 800	1.00%	3/26/2021	$	34,174		33,577		33,832

Guitar Center, Inc.	(g)	Retailing	L + 600		4/9/2017		19,471		19,086		19,455

Gymboree Corp.	(g)(i)	Retailing	L + 350	1.50%	2/23/2018		5,415		4,901		4,891

Gypsum Management & Supply, Inc.	(i)	Capital Goods	L + 375	1.00%	3/26/2021		13,207		13,075		13,174

Internet Brands, Inc.	(g)	Media	L + 500	1.25%	3/18/2019		790		785		796

iPayment, Inc.	(g)	Software & Services	L + 525	1.50%	5/8/2017	$	3,186	$	3,137	$	3,163

IPC Systems, Inc.	(g)	Technology Hardware & Equipment	L + 650	1.25%	7/31/2017		1,487		1,456		1,491
	(g)		L + 650	1.25%	7/31/2017		6,355		6,260		6,369

J. Jill	(h)	Retailing	L + 850	1.50%	4/29/2017		7,840		7,840		7,840

Jacuzzi Brands, Inc. (LU)	(e)(h)	Capital Goods	L + 650	1.25%	7/3/2019		41,679		40,925		41,596

KeyPoint Government Solutions, Inc.	(h)	Capital Goods	L + 600	1.25%	11/13/2017		30,946		30,462		30,946

MCS AMS Sub-Holdings, LLC		Commercial & Professional Services	L + 600	1.00%	10/15/2019		40,455		39,306		39,444

New Enterprise Stone & Lime Co., Inc.	(h)	Capital Goods	L + 700	1.00%	2/12/2019		56,298		56,298		56,776

NewPage Corp.	(g)	Materials	L + 825	1.25%	2/11/2021		9,646		9,456		9,754

OpenLink Financial, Inc.		Software & Services	L + 500	1.25%	10/30/2017		46		46		46

Sportsman’s Warehouse, Inc.	(h)	Retailing	L + 1075	1.25%	8/20/2019		23,594		23,116		23,795
	(h)		L + 600	1.25%	8/20/2019		40,110		39,747		40,512

Travelport, LLC	(g)	Software & Services	L + 500	1.25%	6/26/2019		5,402		5,329		5,536

Willbros United States Holding, Inc.	(f)(g)	Energy	L + 975	1.25%	8/5/2019		33,222		32,573		33,652

Wilton Brands, LLC	(g)	Materials	P + 525	2.25%	8/30/2018		8,604		8,469		8,251

Total Senior Secured Loans - First Lien								$	629,935	$	641,916

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Senior Secured Loans - Second Lien—39.1%

American Casino & Entertainment Properties, LLC		Consumer Services	L + 1000	1.25%	1/3/2020	$	1,832	$	1,896	$	1,919

Angelica Corp.	(h)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019		50,869		50,869		50,309

Arysta Lifescience SPC, LLC	(f)(g)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020		16,305		16,154		16,611

AssuredPartners, Inc.	(i)	Insurance	L + 675	1.00%	4/2/2022		4,158		4,117		4,164

Brake Bros Ltd. (UK)	(e)(f) (GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£	8,713		12,250		13,981

CHG Companies, Inc.	(g)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	$	10,485		10,366		10,669

CRC Health Group, Inc.	(i)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021		22,556		22,104		22,640

CTI Foods Holding Co., LLC		Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021		23,219		22,893		23,451

Data Device Corp.		Capital Goods	L + 1000	1.50%	7/11/2019		8,000		7,868		7,920

Excelitas Technologies Corp.	(h)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021		107,758		107,674		109,590

EZE Castle Software, Inc.	(g)	Software & Services	L + 725	1.25%	4/5/2021		12,962		12,923		13,167

GENEX Services, Inc.	(g)	Health Care Equipment & Services	L + 825	1.00%	1/26/2019		21,029		20,835		21,358

Greenway Medical Technologies		Health Care Equipment & Services	L + 825	1.00%	11/4/2021		26,396		26,005		26,792

Gruppo Argenta S.p.A. (LU)	(e)(f)(h)(EUR)	Retailing	12.00% PIK		1/31/2019	€	21,459		22,975		24,005

Learfield Communications, Inc.		Media	L + 775	1.00%	10/8/2021	$	4,743		4,697		4,861

Lightower Fiber, LLC	(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	$	2,138	$	2,119	$	2,184

Misys Ltd. (UK)	(e)(f)(g)	Software & Services	12.00%		6/12/2019		3,000		3,350		3,462

Monarch (LU)	(e)(f)(g)	Materials	L + 700	1.25%	4/3/2020		5,416		5,392		5,525

NewWave Communications, Inc.	(g)(i)	Media	L + 800	1.00%	10/30/2020		9,905		9,829		10,029

P2 Energy Solutions, Inc.		Software & Services	L + 800	1.00%	4/30/2021		9,283		9,193		9,474

Packaging Coordinators, Inc.	(h)	Materials	L + 825	1.25%	10/31/2020		11,827		11,719		11,785

Polyconcept Finance BV (NL)	(e)(f)(h)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020		46,727		46,727		45,839

Progressive Solutions		Health Care Equipment & Services	L + 850	1.00%	10/22/2021		19,903		19,709		20,301

RedPrairie Corp.	(g)	Software & Services	L + 1000	1.25%	12/21/2019		18,150		18,168		18,481

Sabine Oil & Gas, LLC	(f)(g)	Energy	L + 750	1.25%	12/31/2018		14,527		14,405		14,754

SafeNet, Inc.	(h)	Software & Services	L + 750	1.00%	3/5/2021		20,829		20,519		20,517

Safety Technology Holdings, Inc.	(h)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020		30,402		29,672		30,250

Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L + 725	1.00%	12/13/2021		13,899		13,831		14,316

StoneRiver Holdings, Inc.		Insurance	L + 725	1.25%	5/30/2020		5,595		5,569		5,669

Talbots, Inc.	(g)(i)	Retailing	L + 725	1.00%	3/12/2021		11,451		11,336		11,680

Travelport, LLC	(g)	Software & Services	L + 800	1.50%	1/31/2016		18,868		18,562		19,552

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date			No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Websense, Inc.		Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	$		22,131	$	22,028	$	22,297

Total Senior Secured Loans - Second Lien									$	605,754	$	617,552

Senior Secured Bonds—8.7%

American Rock Salt Co., LLC	(j)(k)	Materials	8.25%		5/1/2018			9,690		9,090		10,102

Artesyn Technologies, Inc.	(f)(j)	Technology Hardware & Equipment	9.75%		10/15/2020			3,567		3,567		3,371

Avaya, Inc.	(g)(j)	Technology Hardware & Equipment	7.00%		4/1/2019			3,722		3,448		3,694

Guitar Center, Inc.	(i)(j)	Retailing	6.50%		4/15/2019			21,542		21,314		21,407

Hot Topic, Inc.	(j)	Consumer Durables & Apparel	9.25%		6/15/2021			2,419		2,398		2,613

Louisiana Public Facilities Authority	(h)	Energy	11.50%		1/1/2020			50,580		49,147		50,529

New Enterprise Stone & Lime Co., Inc.	(k)	Capital Goods	5.00%, 8.00% PIK		3/15/2018			10,474		10,564		12,045

OAG Holdings, LLC	(f)(h)	Energy	8.00%, 2.00% PIK		12/20/2020			20,108		17,326		18,198

Ryerson, Inc.	(g)	Materials	9.00%		10/15/2017			5,814		5,814		6,279

SquareTwo Financial Corp.	(k)	Banks	11.63%		4/1/2017			6,344		6,587		6,376

Wise Metals Group, LLC	(j)(k)	Materials	8.75%		12/15/2018			2,148		2,148		2,304

Total Senior Secured Bonds									$	131,403	$	136,918

Total Senior Debt—88.5%									$	1,367,092	$	1,396,386

Subordinated Debt—20.0%

Algeco/Scotsman (UK)	(e)(f)(j)(k)	Consumer Durables & Apparel	10.75%		10/15/2019		$	179	$	181	$	198

CDW Corp.	(f)(k)	Technology Hardware & Equipment	12.54%		10/12/2017			864		911		903

Cemex Materials, LLC	(j)(k)	Materials	7.70%		7/21/2025			23,312		22,944		25,410

Ceridian Corp.	(k)	Commercial & Professional Services	11.00%		3/15/2021			16,201		17,543		18,672

CHS/Community Health Systems, Inc.	(f)(j)(k)	Health Care Equipment & Services	6.88%		2/1/2022			114		114		119

CRC Health Group, Inc.	(k)	Health Care Equipment & Services	10.75%		2/1/2016			6,021		6,043		6,006

Datatel, Inc.	(g)(j)	Software & Services	9.63% or 10.38% PIK		12/1/2018			9,287		9,198		9,728

Education Management, LLC	(f)(k)	Consumer Services	15.00%		7/1/2018			1,299		1,307		1,403

Essar Steel Algoma, Inc. (CA)	(e)(f)(j)(k)	Materials	9.88%		6/15/2015			6,781		4,993		4,408

GCI, Inc.	(k)	Telecommunication Services	8.63%		11/15/2019			8,575		9,025		9,175
	(k)		6.75%		6/1/2021			158		151		160

Global Closure Systems (FR)	(e)(f)(h)(EUR)	Materials	12.00% or 13.00% PIK		11/15/2019		€	17,828		23,443		25,151

Griffins Foods, Ltd. (NZ)	(e)(f)(h)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019		N$	47,417		36,930		41,274

Gruppo Argenta S.p.A. (LU)	(e)(f)(h)(EUR)	Retailing	15.00% PIK		11/11/2018		€	635		875		875

Gymboree Corp.	(k)	Retailing	9.13%		12/1/2018		$	3,335		3,205		2,822

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Hilding Anders (SE)	(e)(f)(h)(EUR)	Consumer Durables & Apparel	12.00% or 13.00% PIK		6/30/2021	€	81,478	$	95,799	$	101,023

Hot Topic, Inc.	(j)	Consumer Durables & Apparel	12.00% or 12.75% PIK		5/15/2019	$	8,113		7,956		8,235

iPayment, Inc.	(i)(k)	Software & Services	10.25%		5/15/2018		9,395		7,810		6,929

JC Penney Corp., Inc.	(f)(k)	Retailing	5.65%		6/1/2020		11,803		8,874		9,678

Summit Materials, LLC	(j)(k)	Materials	10.50%		1/31/2020		9,711		10,564		10,949

The TelX Group, Inc.	(h)(j)	Telecommunication Services	10.00%, 2.00% PIK		9/26/2019		5,517		5,938		5,849

Towergate Finance PLC (UK)	(e)(f)(j)(k)(GBP)	Insurance	10.50%		2/15/2019	£	14,608		23,332		25,815

Total Subordinated Debt								$	297,136	$	314,782

Structured Products—3.6%

KKR BPT Holdings Aggregator, LLC	(f)(h)(l)*	Diversified Financials				$	2,500		2,500		2,500

Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(e)(f)(h)(j)	Diversified Financials	10.75%		11/13/2018		28,221		28,221		27,854

VSK Holdings, Ltd. (KY)(EUR)	(e)(f)(h)(m)*	Diversified Financials				€	620		21,474		26,965

Total Structured Products								$	52,195	$	57,319

Equity / Other—2.8%

Cengage Learning Holdings II, LP Common Stock	(g)(h)*	Media					227,802		7,529		7,529

Excelitas Technologies Corp., Common Stock	(h)*	Technology Hardware & Equipment					5,636,153		5,636		5,518

Genesys Telecommunications Laboratories, Inc., Common Stock	(h)*	Software & Services					448,908	$	449	$	768

Global Closure Systems (FR), Common Stock	(e)(f)(h)*(EUR)	Materials					597,989		823		1,631

Gruppo Argenta S.p.A. (LU)(EUR)	(e)(f)(h)*	Retailing					225,289		5,341		5,309

Hilding Anders (SE), Equity Options	(e)(f)(h)*(SEK)	Consumer Durables & Apparel			12/31/2020		236,160,807		14,988		14,595

OAG Holdings, LLC, Overriding Royalty Interest	(f)(h)*	Energy					2,353,940		2,354		2,081

Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(h)	Diversified Financials					7,192,792		7,193		6,668

Total Equity / Other								$	44,313	$	44,099

Total Investments, excluding Short Term Investments—114.9%								$	1,760,736	$	1,812,586

Short Term Investments—8.4%

Goldman Sachs Financial Square Funds - Prime Obligations Fund, FST Preferred Shares	(g)(n)						132,390,173	$	132,390	$	132,390
State Street Institutional Liquid Reserves Fund, Institutional Class	(n)			0.08%			218,196		218		218

Total Short Term Investments								$	132,608	$	132,608

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

TOTAL INVESTMENTS —123.3%(o)								$	1,893,344	$	1,945,194

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.3%)											(367,786)

NET ASSETS—100.0%										$	1,577,408

Collateral on Deposit with Custodian—2.3%

Bank of Nova Scotia - Certificate of Deposit					6/30/2014	$	36,000	$	36,000	$	36,000

Total Collateral on Deposit with Custodian								$	36,000	$	36,000

Derivative Instruments—(0.1%)

Foreign currency forward contracts	(f)		N/A		4/2014 - 1/2015			$	—	$	(2,262)
Total return swaps	(f)(h)		N/A		1/15/2016			$	—	$	769

Total Derivative Instruments								$	—	$	(1,493)

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-Controlled/Non-Affiliate Investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-Controlled/Non-Affiliate Investments are investments that are neither Controlled Investments nor Affiliate Investments.
(c)	Denominated in U.S. Dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 71.6% of the Company’s total assets represented qualifying assets as of March 31, 2014.
(g)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(i)	Position or portion thereof unsettled as of March 31, 2014.
(j)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(k)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.
(l)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.
(m)	Affiliate investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as Controlled investments.
(n)	7-day effective yield as of March 31, 2014.
(o)	As of March 31, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $57,637; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,787; the net unrealized appreciation was $51,850; the aggregate cost of securities for Federal income tax purposes was $1,893,344.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2014

(in thousands, except share amounts)

Abbreviations:

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.375 as of March 31, 2014.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.664 as of March 31, 2014.

NZD - New Zealand Dollar; local currency investment amount is denominated in New Zealand Dollars. N$1 / US $0.865 as of March 31, 2014.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronas. SEK1 / US $0.154 as of March 31, 2014.

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

NL - The Netherlands

NZ - New Zealand

SE - Sweden

UK - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P = PRIME - U.S. Prime Rate

PIK - Payment-in-kind

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date		No. Shares/ Principal Amount (c)			Cost (d)			Fair Value

Senior Secured Loans - First Lien—44.7%

Algeco/Scotsman (LU)	(e)(f)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	$	26,464		$	26,243		$	27,787

Aspen Dental Management, Inc.	(g)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016		6,053			6,005			6,008

Avaya, Inc.	(g)	Technology Hardware & Equipment	L + 675	1.25%	3/31/2018		33,909			33,105			34,468

Bluestem Brands, Inc.	(g)(h)	Consumer Durables & Apparel	L + 650	1.00%	12/6/2018		57,731			55,422			57,154

Catalina Marketing Corp.	(g)	Media	L + 425	1.00%	10/12/2020		5,215			5,273			5,295

Cemex S.A.B. de C.V. (MX)	(e)(f)	Materials	L + 450		2/14/2017		3,441			3,222			3,411

Cengage Learning Acquisitions, Inc.	(g)(i)	Media	L + 550		7/5/2017		2,701			2,036			2,119

Continental Building Products, LLC	(g)	Materials	L + 375	1.00%	8/28/2020		9,203			9,159			9,221

Data Device Corp.	(g)	Capital Goods	L + 650	1.50%	7/11/2018		10,873			10,683			10,900

Distribution International, Inc.		Retailing	L + 650	1.00%	7/16/2019		48,387			47,932			48,174

Easton-Bell Sports, Inc.	(j)	Consumer Durables & Apparel	11.50%		12/31/2015		24,247			24,259			24,247

Flagstone Foods Holding Corp.	(j)	Food & Staples Retailing	L + 575	1.25%	4/15/2018		20,103			19,916			20,017

Football Association of Ireland (IE)	(e)(f)(j)(EUR)	Consumer Durables & Apparel	6.20%		12/20/2020	€	44,390			59,588			59,843

Greenway Medical Technologies		Health Care Equipment & Services	L + 500	1.00%	11/4/2020	$	20,413			20,182			20,413

Guitar Center, Inc.	(g)	Retailing	L + 600		4/9/2017		19,523			19,111			19,096

Internet Brands, Inc.		Media	L + 500	1.25%	3/18/2019		31,792			30,254			31,991

iPayment, Inc.	(g)	Software & Services	L + 525	1.50%	5/8/2017		3,186			3,134			3,107

IPC Systems, Inc.	(g)	Technology Hardware & Equipment	L + 650	1.25%	7/31/2017		1,487			1,455			1,492
	(g)		L + 650	1.25%	7/31/2017		6,372			6,270			6,352

J. Jill	(j)	Retailing	L + 850	1.50%	4/29/2017		7,954			7,954			7,954

Jacuzzi Brands, Inc. (LU)	(f)(j)	Capital Goods	L + 650	1.25%	7/3/2019		41,938			41,151			41,854

KeyPoint Government Solutions, Inc.	(j)	Capital Goods	L + 600	1.25%	11/13/2017		31,383			30,871			31,383

MCS AMS Sub-Holdings, LLC		Commercial & Professional Services	L + 600	1.00%	10/15/2019		50,455			48,973			48,879

North American Breweries Holdings, LLC		Food, Beverage & Tobacco	L + 625	1.25%	12/11/2018		4,920			4,836			4,821

OpenLink Financial, Inc.		Software & Services	L + 625	1.50%	10/30/2017		46			46			46

Sportsman’s Warehouse, Inc.	(j)	Retailing	L + 1075	1.25%	8/20/2019		23,654			23,159			23,760
	(j)		L + 600	1.25%	8/20/2019		40,211			39,830			40,593

Travelport, LLC	(g)	Software & Services	L + 500	1.25%	6/26/2019		5,416			5,338			5,565

Willbros United States Holding, Inc.	(e)	Energy	L + 975	1.25%	8/5/2019		33,614			32,477			34,118

Wilton Brands, LLC	(g)	Materials	L + 625	1.25%	8/30/2018		8,720			8,573			8,335

Total Senior Secured Loans - First Lien								$		626,457	$		638,403

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Senior Secured Loans - Second Lien—46.9%

American Casino & Entertainment Properties, LLC		Consumer Services	L + 1000	1.25%	1/3/2020		1,832		1,897		1,915

Angelica Corp.	(j)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019		50,869		50,869		50,512

Applied Systems, Inc.	(g)	Software & Services	L + 725	1.00%	6/8/2017		5,895		5,969		5,932

Arysta Lifescience SPC, LLC	(e)(g)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020		16,305		16,150		16,606

Brake Bros Ltd. (UK)	(e)(f)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£	8,650	$	12,049	$	13,661

CHG Companies, Inc.	(g)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	$	10,485		10,363		10,669

Continental Building Products, LLC	(g)(h)	Materials	L + 775	1.00%	2/26/2021		19,378		19,509		19,475

CSM Bakery Products	(e)	Food, Beverage & Tobacco	L + 750	1.00%	7/3/2021		15,175		15,322		15,336

CTI Foods Holding Co., LLC		Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021		23,219		22,884		23,451

Data Device Corp.		Capital Goods	L + 1000	1.50%	7/11/2019		8,000		7,864		7,680

Excelitas Technologies Corp.	(j)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021		107,355		107,355		107,033

EZE Castle Software, Inc.	(g)	Software & Services	L + 725	1.25%	4/5/2021		12,962		12,922		13,210

GENEX Services, Inc.	(g)	Health Care Equipment & Services	L + 825	1.00%	1/26/2019		21,029		20,828		21,266

Greenway Medical Technologies		Health Care Equipment & Services	L + 825	1.00%	11/4/2021		26,396		25,998		26,660

Hudson’s Bay Co. (CA)	(e)(f)	Retailing	L + 725	1.00%	11/4/2021		2,933		2,904		3,039

Learfield Communications, Inc.		Media	L + 775	1.00%	10/8/2021		4,743		4,696		4,861

Lightower Fiber, LLC	(g)	Telecommunication Services	L + 675	1.25%	4/12/2021		3,381		3,349		3,420

Misys Ltd. (UK)	(e)(f)(g)	Software & Services	12.00%		6/12/2019		3,000		3,367		3,463

Monarch (LU)	(e)(f)(g)	Materials	L + 700	1.25%	4/3/2020		5,416		5,392		5,576

NewWave Communications, Inc.		Media	L + 800	1.00%	10/30/2020		8,339		8,264		8,506

P2 Energy Solutions, Inc.		Software & Services	L + 800	1.00%	4/30/2021		9,283		9,191		9,469

Packaging Coordinators, Inc.	(j)	Materials	L + 825	1.25%	10/31/2020		11,827		11,716		11,886

Polyconcept Finance BV (NL)	(e)(f)(j)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	$	46,727	$	46,727	$	45,886

Progressive Solutions	(h)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021		19,903		19,704		20,002

RedPrairie Corp.	(g)	Software & Services	L + 1000	1.25%	12/21/2019		18,150		18,169		18,691

Sabine Oil & Gas, LLC	(e)(g)	Energy	L + 750	1.25%	12/31/2018		14,527		14,400		14,708

Safety Technology Holdings, Inc.	(j)	Technology Hardware & Equipment	L + 825	1.25%	6/2/2020		30,402		29,651		29,642

Sedgwick Claims Management Services Holdings, Inc.		Insurance	L + 700	1.00%	12/15/2018		25,735		25,615		26,217

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date		No. Shares/ Principal Amount (c)			Cost (d)			Fair Value

Sheridan Holdings, Inc.	(h)	Health Care Equipment & Services	L + 725	1.00%	12/13/2021		13,899			13,830			14,030

StoneRiver Holdings, Inc.		Insurance	L + 725	1.25%	5/30/2020		15,860			15,782			16,029

Talbots, Inc.	(j)	Retailing	L + 800	1.25%	8/30/2018		50,000			50,000			50,450

Travelport, LLC	(g)	Software & Services	L + 800	1.50%	1/31/2016		18,868			18,533			19,582

Websense, Inc.		Technology Hardware & Equipment	L + 725	1.00%	12/24/2020		32,018			31,866			32,098

Total Senior Secured Loans - Second Lien								$		663,135	$		670,961

Senior Secured Bonds—11.5%

Allen Systems Group, Inc.	(k)(l)	Software & Services	10.50%		11/15/2016		106			73			57

American Rock Salt Co., LLC	(k)(l)	Materials	8.25%		5/1/2018		9,690			9,051			9,763

Artesyn Technologies, Inc.	(e)(k)	Technology Hardware & Equipment	9.75%		10/15/2020		3,567			3,567			3,745

Avaya, Inc.	(g)(k)	Technology Hardware & Equipment	7.00%		4/1/2019		3,722			3,436			3,648
	(k)		9.00%		4/1/2019		7,048			7,035			7,365

Cengage Learning Acquisitions, Inc.	(i)(k)(l)	Media	11.50%		4/15/2020	$	12,154		$	12,398		$	9,738

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	9.25%		6/15/2021		27,300			27,464			28,597

Louisiana Public Facilities Authority	(j)	Energy	11.50%		1/1/2020		50,580			49,070			49,063

New Enterprise Stone & Lime Co., Inc.	(l)	Capital Goods	5.00%, 8.00% PIK		3/15/2018		10,071			10,162			11,381

OAG Holdings, LLC	(e)(j)	Energy	8.00%, 2.00% PIK		12/20/2020		20,008			17,163			17,153

Pinnacle Agriculture Holdings, LLC	(k)(l)	Materials	9.00%		11/15/2020		2,193			2,193			2,327

Ryerson, Inc.	(g)	Materials	9.00%		10/15/2017		5,814			5,814			6,163

SquareTwo Financial Corp.	(l)	Banks	11.63%		4/1/2017		6,309			6,566			6,522

Wise Metals Group, LLC	(k)(l)	Materials	8.75%		12/15/2018		2,148			2,148			2,261

Xella Holdco Finance SA (LU)	(e)(f)(k)(l)(EUR)	Materials	9.13% or 9.88% PIK		9/15/2018	€	5,097			6,860			7,345

Total Senior Secured Bonds									$	163,000	$		165,128

Total Senior Debt—103.1%									$	1,452,592	$		1,474,492

Subordinated Debt—25.9%

Algeco/Scotsman (LU)	(e)(f)(k)(l)	Consumer Durables & Apparel	10.75%		10/15/2019	$	179			181			189

CDW Corp.	(e)	Technology Hardware & Equipment	12.54%		10/12/2017		1,879			1,986			1,964

Cemex Materials, LLC	(k)(l)	Materials	7.70%		7/21/2025		23,312			22,941			24,128

Cequel Communications Holdings, LLC	(k)(l)	Media	5.13%		12/15/2021		5,000			4,834			4,688

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Ceridian Corp.	(l)	Commercial & Professional Services	11.00%		3/15/2021	$	16,201	$	17,574	$	18,672

Commscope, Inc.	(k)(l)	Technology Hardware & Equipment	6.63% or 7.38% PIK		6/1/2020		5,000		4,976		5,200

CompuCom Systems, Inc.	(k)(l)	Software & Services	7.00%		5/1/2021		9,847		9,566		9,773

ConvaTec Healthcare E SA (LU)	(e)(f)(k)(l)	Health Care Equipment & Services	8.25% or 9.00% PIK		1/15/2019		2,545		2,521		2,605

CRC Health Group, Inc.	(l)	Health Care Equipment & Services	10.75%		2/1/2016		6,021		6,047		6,036

Datatel, Inc.	(g)(k)	Software & Services	9.63% or 9.63% PIK		12/1/2018		9,287		9,195		9,566

Education Management, LLC	(e)	Consumer Services	15.00%		7/1/2018		1,299		1,307		1,409

Epicor Software Corp.	(k)(l)	Software & Services	9.00% or 9.75% PIK		6/15/2018		39,815		39,090		41,507

GCI, Inc.	(l)	Telecommunication Services	8.63%		11/15/2019		8,575		9,041		9,111
	(l)		6.75%		6/1/2021		14,381		13,737		13,770

Genesys Telecommunications Laboratories, Inc.	(j)(EUR)	Software & Services	12.50%		1/31/2020	€	2,044		2,637		2,924

Global Closure Systems (FR)	(e)(f)(j)(EUR)	Materials	12.00% or 13.00% PIK		11/15/2019		17,828		23,443		25,140

Griffins Foods, Ltd. (NZ)	(e)(f)(j)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019	N$	47,417		36,916		39,035

Gymboree Corp.	(l)	Retailing	9.13%		12/1/2018	$	3,335		3,199		3,072

Hilding Anders (SE)	(e)(f)(j)(EUR)	Consumer Durables & Apparel	12.00% or 13.00% PIK		6/30/2021	€	81,478		95,634		98,974

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	12.00% or 12.75% PIK		5/15/2019	$	8,113	$	7,951	$	8,032

iPayment, Inc.		Software & Services	10.25%		5/15/2018		4,634		4,289		3,800

JC Penney Corp., Inc.	(e)	Retailing	5.65%		6/1/2020		11,139		8,338		8,744

Summit Materials, LLC	(l)	Materials	10.50%		1/31/2020		462		518		508

The TelX Group, Inc.	(j)(k)	Telecommunication Services	12.00% or 10.00%, 2.00% PIK		9/26/2019		5,517		5,952		5,848

Towergate Finance PLC (UK)	(e)(f)(k)(l)(GBP)	Insurance	10.50%		2/15/2019	£	14,608		23,366		25,436

Total Subordinated Debt								$	355,239	$	370,131

Structured Products—3.9%

KKR BPT Holdings Aggregator, LLC	(e)(j)*	Diversified Financials				$	2,500		2,500		2,500

Start CLO Ltd. 2010-6A Class A (KY)	(e)(f)(j)(k)(m)	Diversified Financials	L + 1600		4/1/2014		3,310		3,325		3,359

Trade Finance Funding I, Ltd. 2013-1A Class B	(e)(j)(k)	Diversified Financials	10.75%		11/13/2018		28,221		28,221		28,235

VSK Holdings, Ltd. (KY)	(e)(f)(j)*	Diversified Financials					620		21,474		21,481

Total Structured Products								$	55,520	$	55,575

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value

Equity / Other—1.7%

Excelitas Technologies Corp., Common Stock	(j)*	Technology Hardware & Equipment					5,636,153		5,636		5,566

Genesys Telecommunications Laboratories, Inc., Common Stock	(j)*	Software & Services					448,908		449		672

Global Closure Systems (FR), Common Stock	(e)(f)(j)*	Materials					597,989	$	823	$	823

Hilding Anders (SE), Equity Options	(e)(f)(j)*	Consumer Durables & Apparel			12/31/2020		236,160,807		14,988		15,256

OAG Holdings, LLC, Overriding Royalty Interest	(e)(j)*	Energy					2,353,940		2,354		2,354

Total Equity / Other								$	24,250	$	24,671

Total Investments, excluding Short Term Investments – 134.6%								$	1,887,601	$	1,924,869

Short Term Investments—10.5%

Goldman Sachs Financial Square Funds - Prime Obligations Fund, FST Preferred Shares	(g)(n)		0.01%				149,800,957	$	149,801	$	149,801
State Street Institutional Liquid Reserves Fund, Institutional Class	(n)		0.06%				102,061		102		102

Total Short Term Investments								$	149,903	$	149,903

TOTAL INVESTMENTS — 145.1%(o)								$	2,037,504		2,074,772

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.1%)											(644,338)

NET ASSETS—100.0%										$	1,430,434

Collateral on Deposit with Custodian—2.6%

Bank of Nova Scotia - Certificate of Deposit			0.16%		3/31/2014	$	37,501	$	37,501	$	37,501

Total Collateral on Deposit with Custodian								$	37,501	$	37,501

Derivative Instruments—(0.1%)

Foreign currency forward contracts	(e)		N/A		1/2014 - 1/2015			$	—	$	(3,181)
Total return swaps	(e)(j)		N/A		1/15/2016				—		1,861

Total Derivative Instruments								$	—	$	(1,320)

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-Controlled/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(c)	Denominated in U.S. Dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.8% of the Company’s total assets represented qualifying assets as of December 31, 2013.
(f)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be in a different country than the domicile of the portfolio company.
(g)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Position or portion thereof unsettled as of December 31, 2013.
(i)	Investment was on non-accrual status as of December 31, 2013.
(j)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(k)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(l)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.
(m)	A portfolio company investment structured as a credit-linked floating rate note.
(n)	7-day effective yield as of December 31, 2013.
(o)	As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,062; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,918; the net unrealized appreciation was $37,144; the aggregate cost of securities for Federal income tax purposes was $2,037,628.

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

The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (Registration No. 333-189544) (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock for an approximate maximum offering amount of $2.3 billion (the “Follow-On Offering”). Immediately prior to the commencement of the Follow-On Offering in November 2013, the Company terminated its initial continuous public offering (the “Initial Offering”). Through the termination date of the Initial Offering, the Company sold approximately 141 million shares of common stock, including reinvestment of distributions, for total gross proceeds of approximately $1.5 billion. The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings”.

As of March 31, 2014, the Company had three wholly owned financing subsidiaries. CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”) were established on July 15, 2011 and August 13, 2013, respectively, both for the purpose of arranging secured, revolving credit facilities with banks and to borrow money to invest in portfolio companies. Halifax Funding LLC (“Halifax Funding”) was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”). The Company has also formed FCF LLC, a taxable subsidiary (the “Taxable Subsidiary”), which is taxed as a corporation for federal income tax purposes. The Taxable Subsidiary allows the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the RIC requirements.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 20, 2014. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for debt and equity securities whose market prices are not otherwise readily available, as described below:

•	The quarterly valuation process initially begins with each portfolio company or investment being initially valued by KKR (internal valuation) and/or the Company’s independent third party valuation firm (external valuation) which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The valuation committee then provides its valuation recommendation for each investment, along with supporting documentation, to CNL and the Company where the valuation recommendations and internal/external valuation documentation are reviewed by CNL and the Company’s management.

•	The Company’s audit committee then reviews the valuation recommendations and supporting documentation.

•	The Company’s board of directors then discusses the investment valuation recommendations with the Advisors and determines the fair value of these investments in good faith.

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

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and total return swaps. The Company marks the value of its derivative instruments to market value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of the net accrued interest income and accrued TRS financing charges owed and the overall change in fair value of the TRS reference assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gain (loss) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of any realized gains or losses on the TRS reference assets and the net interest received or paid on the quarterly TRS settlement date.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments on the condensed consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments on the condensed consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) on foreign currency translation in the condensed consolidated statements of operations.

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

The Taxable Subsidiary holds certain portfolio investments of the Company. The Taxable Subsidiary is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities. This income tax expense, or benefit, if any, and the related tax assets and liabilities are recorded in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company recognizes in its condensed consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company and the Taxable Subsidiary file federal and state tax returns, its major tax jurisdiction is federal.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications - Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.       Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests or limited partnership interests in transactions. The Company may also invest in structured products such as collateralized loan obligations. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2014 and 2013. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments.

	Three Months Ended March 31,
	2014	2013
Investment purchases, at cost	$286,051	$236,159
Investment sales, proceeds	304,509	49,519
Principal payments/paydown proceeds	122,900	42,017

As of March 31, 2014 and 2013, there were no debt investments on non-accrual status.

As of March 31, 2014, the Company’s investment portfolio consisted of the following:

				Percentage of Investment	Percentage of
Asset Category	Cost		Fair Value	Portfolio	Net Assets
Senior debt	$1,367,092		$1,396,386	77.0%	88.5%
Subordinated debt	297,136		314,782	17.4	20.0
Structured products	52,195		57,319	3.2	3.6
Equity/Other	44,313		44,099	2.4	2.8

Subtotal	1,760,736		1,812,586	100.0%	114.9

Short term investments	132,608		132,608		8.4

Total investments	$1,893,344		$1,945,194		123.3%

As of December 31, 2013, the Company’s investment portfolio consisted of the following:
				Percentage of Investment	Percentage of
Asset Category	Cost		Fair Value	Portfolio	Net Assets
Senior debt	$1,452,592		$1,474,492	76.6%	103.1%
Subordinated debt	355,239	(1)	370,131	19.2	25.9
Structured products	55,520		55,575	2.9	3.9
Equity/Other	24,250		24,671	1.3	1.7

Subtotal	1,887,601		1,924,869	100.0%	134.6

Short term investments	149,903		149,903		10.5

Total investments	$2,037,504		$2,074,772		145.1%

(1)	This number has been corrected for a typographical error in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 20, 2014, wherein it had been incorrectly reported as $305,239.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments and derivative instruments, as of March 31, 2014 and December 31, 2013 was as follows:

Industry Composition	March 31, 2014	December 31, 2013
Consumer Durables & Apparel	18.1%	19.0%
Retailing	12.5	10.6
Technology Hardware & Equipment	10.1	12.4
Health Care Equipment & Services	9.9	9.3
Capital Goods	9.5	5.4
Materials	7.2	7.1
Energy	6.6	6.1
Software & Services	6.1	7.7
Diversified Financials	5.4	2.9
Food, Beverage & Tobacco	4.5	5.2
Commercial & Professional	3.2	3.5
Insurance	2.0	3.5
Food & Staples Retailing	1.9	1.7
Media	1.6	3.5
Telecommunication Services	1.0	1.7
Remaining Industries	0.4	0.4

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	73.7%	76.9%
Sweden	6.4	5.9
Luxembourg	4.7	4.4
Ireland	3.3	3.1
Cayman Islands	3.0	1.3
Netherlands	2.5	2.4
United Kingdom	2.4	2.2
New Zealand	2.3	2.0
Remaining Countries	1.7	1.8

Total	100.0%	100.0%

Local Currency
U.S. Dollar	81.2%	84.0%
Euro	13.6	11.2
New Zealand Dollar	2.3	2.0
British Pound Sterling	2.2	2.0
Swedish Krona	0.7	0.8

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments on the condensed consolidated statements of assets and liabilities:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2014	December 31, 2013
Foreign currency forward contracts	Unrealized appreciation (depreciation) on derivative instruments	$(2,262)	$(3,181)
TRS	Unrealized appreciation on derivative instruments	769	1,861

Total		$(1,493)	$(1,320)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2014 and 2013 are in the following location on the condensed consolidated statements of operations:

		Realized Gain (Loss) Three Months Ended March 31,
Derivative Instrument	Statement Location	2014	2013
Foreign currency forward contracts	Net realized loss on derivative instruments	$(2,053)	$639
TRS	Net realized gain on derivative instruments	1,862	229

Total		$(191)	$868

		Unrealized Gain (Loss) Three Months Ended March 31,
Derivative Instrument	Statement Location	2014	2013
Foreign currency forward contracts	Net change in unrealized appreciation on derivative instruments	$919	$159
TRS	Net change in unrealized depreciation on derivative instruments	(1,092)	6,482

Total		$(173)	$6,641

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

At March 31, 2014, the details of the Company’s open foreign currency forward contracts were as follows:

						Unrealized
Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2014	Appreciation (Depreciation)
EUR	Apr. 9, 2014		€15,500 Sold	$21,060	$21,353	$(293)
EUR	Jul. 23, 2014		€8,100 Sold	11,005	11,157	(152)
EUR	Jan. 8, 2015		€17,000 Sold	22,919	23,418	(499)
EUR	Jan. 8, 2015		€43,500 Sold	59,608	59,924	(316)
EUR	Jan. 8, 2015		€16,903 Sold	22,845	23,286	(441)
EUR	Jan. 8, 2015		€1,153 Sold	1,559	1,589	(30)
EUR	Jan. 8, 2015		€16,000 Sold	22,235	22,041	194
GBP	Apr. 9, 2014		£23,598 Sold	38,818	39,339	(521)
NZD	Jul. 23, 2014	N$	4,000 Sold	3,235	3,439	(204)

Total				$203,284	$205,546	$(2,262)

At December 31, 2013, the details of the Company’s open foreign currency forward contracts were as follows:

						Unrealized
Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2013	Appreciation (Depreciation)
EUR	Jan. 3, 2014		€2,100 Sold	$2,745	$2,889	$(144)
EUR	Jan. 10, 2014		€8,100 Sold	10,747	11,143	(396)
EUR	Jan. 8, 2015		€17,000 Sold	22,919	23,402	(483)
EUR	Jan. 8, 2015		€43,500 Sold	59,608	59,882	(274)
EUR	Jan. 8, 2015		€2,100 Sold	2,899	2,891	8
GBP	Jan. 10, 2014		£15,100 Sold	23,701	25,004	(1,303)
GBP	Jan. 10, 2014		£8,498 Sold	13,484	14,071	(587)
NZD	Jul. 23, 2014	N$	4,000 Sold	3,235	3,237	(2)

Total				$139,338	$142,519	$(3,181)

Equity Options:

The Company holds equity options in certain portfolio companies to enhance investment returns in connection with its primary lending activities. In purchasing options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The equity options are recorded as investments in the condensed consolidated statements of assets and liabilities. The aggregate fair value of options as of March 31, 2014 and December 31, 2013 represents 0.9% and 1.1% of the Company’s net assets, respectively.

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

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of collateral that is posted pursuant to the terms of the TRS agreements. The Company has no contractual obligation to post any collateral or to make any interest payments to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. The Company may terminate the TRS at any time upon providing at least 30 days notice prior to the proposed settlement date of the TRS reference assets related to such termination. In the absence of an early termination as just described, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $5,415 if the TRS had been terminated as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, Halifax Funding had selected 18 and 20 underlying debt positions, respectively, and had posted $36,000 and $37,501 in collateral, respectively, which is recorded as collateral on deposit with custodian on the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Settled notional amount	$37,493	$54,829
Unsettled additions	6,083	23,759
Unsettled deletions	(3,639)	(18,677)

Total notional amount	$39,937	$59,911

The following table summarizes the fair value components of the TRS portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Interest and fee income	$903	$1,806
Financing charge	(61)	(103)
Net realized loss	(92)	(27)
Net unrealized appreciation of reference assets	19	185

TRS Total fair value	$769	$1,861

The following table summarizes the components of realized gains on the TRS.

	Three Months Ended March 31,
	2014	2013
Interest and fee income	$1,682	$782
Financing charge	(152)	(208)
Net realized gain (loss)	332	(345)

TRS Total realized gains	$1,862	$229

The following is a summary of the TRS reference assets as of March 31, 2014:

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Catalina Marketing Corp.	Media	L + 425	1.00%	10/12/2020	$3,517	$3,478	$(39)
Continental Building Products, LLC (b)	Materials	L + 375	1.00%	8/28/2020	1,980	1,991	11
Data Device Corp.	Capital Goods	L + 650	1.50%	7/11/2018	2,564	2,567	3
Gymboree Corp. (c)	Retailing	L + 350	1.50%	2/23/2018	2,834	2,817	(17)
Internet Brands, Inc. (c)	Media	L + 500	1.25%	3/18/2019	2,459	2,433	(26)
iPayment, Inc. (c)	Software & Services	L + 525	1.50%	5/8/2017	884	879	(5)
IPC Systems, Inc.	Technology Hardware & Equipment	L + 650	1.25%	7/31/2017	2,971	3,026	55
NewPage Corp.	Materials	L + 825	1.25%	2/11/2021	1,960	2,013	53
OneStopPlus Group (c)	Consumer Durables & Apparel	L + 450	1.00%	2/5/2020	355	351	(4)
OpenLink Financial, Inc.	Software & Services	L + 500	1.25%	10/30/2017	830	833	3
Travelport, LLC	Software & Services	L + 500	1.25%	6/26/2019	2,298	2,315	17
Wilton Brands, LLC	Materials	P + 525	2.25%	8/30/2018	3,272	3,241	(31)

Total Senior Secured Loans - First Lien					$25,924	$25,944	$20

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,218	320
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,315	1,358	43
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	1,830	1,723	(107)

Total Senior Secured Loans - Second Lien					$6,043	$6,299	$256

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Bonds
Artesyn Technologies, Inc. (b)	Technology Hardware & Equipment	9.75%		10/15/2020	$3,640	$3,293	$(347)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,763	88

Total Senior Secured Bonds					$7,315	$7,056	$(259)

Total Senior Debt					$39,282	$39,299	$17

Subordinated Debt
Summit Materials, LLC	Materials	10.50%		1/31/2020	655	657	2

Total Subordinated Debt					$655	$657	$2

TOTAL					$39,937	$39,956	$19

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) Reference asset position or portion thereof unsettled as of March 31, 2014.

The following is a summary of the TRS reference assets as of December 31, 2013:

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Avaya, Inc.	Technology Hardware & Equipment	L + 675	1.25%	3/31/2018	$2,573	$2,627	$54
Caraustar Industries, Inc. (c)	Materials	L + 625	1.25%	5/1/2019	3,648	3,626	(22)
Catalina Marketing Corp. (c)	Media	L + 425	1.00%	10/12/2020	3,526	3,532	6
Continental Building Products, LLC	Materials	L + 375	1.00%	8/28/2020	1,985	1,994	9
Data Device Corp. (c)	Capital Goods	L + 650	1.50%	7/11/2018	2,680	2,669	(11)
Greenway Medical Technologies	Health Care Equipment & Services	L + 500	1.00%	11/4/2020	2,475	2,462	(13)
Internet Brands, Inc. (c)	Media	L + 500	1.25%	3/18/2019	2,465	2,440	(25)
IPC Systems, Inc.	Technology Hardware & Equipment	L + 650	1.25%	7/31/2017	2,971	3,015	44
OneStopPlus Group (c)	Consumer Durables & Apparel	L + 450	1.00%	2/5/2020	7,294	7,285	(9)
Travelport, LLC (c)	Software & Services	L + 500	1.25%	6/26/2019	2,304	2,326	22
Wilton Brands, LLC (c)	Materials	L + 625	1.25%	8/30/2018	3,316	3,263	(53)

Total Senior Secured Loans - First Lien					$35,237	$35,239	$2

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,232	334
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,315	1,360	45
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	1,830	1,743	(87)

Total Senior Secured Loans - Second Lien					$6,043	$6,335	$292

Senior Secured Bonds
Artesyn Technologies, Inc. (b)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,640	-
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,658	(17)
Pinnacle Agriculture Holdings, LLC	Materials	9.00%		11/15/2020	3,745	3,710	(35)

Total Senior Secured Bonds					$11,060	$11,008	$(52)

Total Senior Debt					$52,340	$52,582	$242

Subordinated Debt
Cequel Communications Holdings, LLC	Media	5.13%		12/15/2021	3,007	2,812	(195)
Commscope, Inc.	Technology Hardware & Equipment	6.63% or 7.38% PIK		6/1/2020	3,908	4,064	156
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	638	(18)

Total Subordinated Debt					$7,571	$7,514	$(57)

TOTAL					$59,911	$60,096	$185

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) Reference asset position or portion thereof unsettled as of December 31, 2013.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$695,072	$701,314	$1,396,386
Subordinated debt	-	140,610	174,172	314,782
Structured products	-	-	57,319	57,319
Equity/Other	-	-	44,099	44,099

Subtotal	-	835,682	976,904	1,812,586
Short term investments	132,608	-	-	132,608

Total investments	$132,608	$835,682	$976,904	$1,945,194

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$194	$-	$194
Total return swaps	-	-	769	769
Liabilities
Foreign currency forward contracts	-	(2,456)	-	(2,456)

Total	$-	$(2,262)	$769	$(1,493)

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$863,216	$611,276	$1,474,492
Subordinated debt	-	198,210	171,921	370,131
Structured products	-	-	55,575	55,575
Equity/Other	-	-	24,671	24,671

Subtotal	-	1,061,426	863,443	1,924,869
Short term investments	149,903	-	-	149,903

Total investments	$149,903	$1,061,426	$863,443	$2,074,772

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Total return swaps	$-	$-	$1,861	$1,861
Liabilities
Foreign currency forward contracts	-	(3,181)	-	(3,181)

Total	$-	$(3,181)	$1,861	$(1,320)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying value of the Company’s collateral on deposit with custodian and credit facilities approximate their fair value and they would be classified as Level 2 with regards to the fair value hierarchy.

At March 31, 2014, the Company held 36 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $976,904 and 50.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2014 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$701,314	Discounted Cash Flow	Discount Rate	7.33% - 17.50% (11.36%)	Decrease
			Market Yield	5.84% - 16.89% (8.24%)	Decrease
			Yield Premium	0.00% - 6.50% (2.48%)	Decrease
			Weighted Average Cost of Capital	6.30% - 18.50% (11.10%)	Decrease
			EBITDA Multiple	5.00x - 14.00x (9.44x)	Increase
Subordinated Debt	174,172	Discounted Cash Flow	Discount Rate	11.21% - 15.28% (14.68%)	Decrease
			Market Yield	7.01% - 11.27% (10.69%)	Decrease
			Yield Premium	3.90% (3.90%)	Decrease
			Weighted Average Cost of Capital	11.25% - 15.55% (14.40%)	Decrease
			EBITDA Multiple	6.50x - 12.00x (9.32x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Structured Products	57,319	Discounted Cash Flow	Discount Rate	11.75% - 15.00% (13.35%)	Decrease
Equity/Other – Common Stock	15,446	Market Comparables	EBITDA Multiple	7.00x - 10.50x (8.66x)	Increase
Equity/Other –Equity Options & Warrants	19,904	Discounted Cash Flow	EBITDA Multiple	9.90x - 14.00x (10.99x)	Increase
			Discount Rate	12.17% - 12.50% (12.26%)	Decrease
Equity/Other – Overriding Royalty Interest	2,081	Discounted Cash Flow	Discount Rate	10.00% (10.00%)	Decrease
			Probability of Recovery	75.00% - 95.00% (79.08%)	Increase
Equity/Other – Limited Partnership Interest	6,668	Net Asset Value	Underlying Assets / Liabilities	N/A	Increase
Total	$976,904

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the current period conclusions of the fair value of the TRS.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values.
(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

At December 31, 2013, the Company held 30 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $863,443 and 41.6% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2013 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$611,276	Discounted Cash Flow	Discount Rate	7.36% – 14.37% (11.12%)	Decrease
			Market Yield	5.92% – 10.60% (8.58%)	Decrease
			Yield Premium	0.00% – 4.00% (2.31%)	Decrease
			Weighted Average Cost of Capital	6.60% – 14.20% (10.61%)	Decrease
			EBITDA Multiple	5.00x – 9.50x (8.08x)	Increase
Subordinated Debt	$171,921	Discounted Cash Flow	Discount Rate	11.26% – 15.51% (14.77%)	Decrease
			Market Yield	6.30% – 11.92% (11.12%)	Decrease
			Yield Premium	4.00% (4.00%)	Decrease
			Weighted Average Cost of Capital	7.70% – 15.20% (14.36%)	Decrease
			EBITDA Multiple	7.50x – 12.00x (9.25x)	Increase
Structured Products	3,359	Broker Quote	Bid Price	101.50 (101.50)	Increase
	52,216	Discounted Cash Flow	Discount Rate	11.34% (11.34%)	Decrease
Equity/Other – Common Stock	7,061	Market Comparables	EBITDA Multiple	8.90x – 10.00x (9.02x)	Increase
Equity/Other – Equity Options	15,256	Discounted Cash Flow	EBITDA Multiple	9.75x (9.75x)	Increase
			Discount Rate	12.00% (12.00%)	Decrease
Equity/Other – Overriding Royalty Interest	2,354	Discounted Cash Flow	Discount Rate	13.71% (13.71%)	Decrease
Total	$863,443

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the current period conclusions of the fair value of the TRS.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values.
(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

In the above tables, certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the Company’s fair value estimates. Any significant increases or decreases in these unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market comparables approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third-party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing its investments include, as relevant: available current market data, including an assessment of the credit quality of the security issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from mergers and acquisitions activities for comparable companies, and enterprise values, among other factors.

The following is a reconciliation for the three months ended March 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions	133,693	540	-	20,087	-	154,320
Net realized gain	14	652	(13)	-	1,862	2,515
Net change in unrealized appreciation (depreciation) (1)	6,883	3,847	5,068	(635)	(1,092)	14,071
Sales or repayments	(51,021)	(2,954)	(3,310)	(24)	(1,862)	(59,171)
Net discount accretion	469	166	(1)	-	-	634
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of March 31, 2014	$701,314	$174,172	$57,319	$44,099	$769	$977,673

Change in net unrealized appreciation(depreciation) in investments still held as of March 31, 2014 (1)	$7,333	$4,134	$5,102	$(635)	$(1,092)	$14,842

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

The following is a reconciliation for the three months ended March 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Senior	Subordinated	Equity/	Total Return
	Debt	Debt	Other	Swaps	Total
Fair Value Balance as of January 1, 2013	$86,591	$6,209	$453	$1,349	$94,602
Additions	10,202	-	-	-	10,202
Net realized gain	47	-	-	229	276
Net change in unrealized appreciation (1)	(290)	(77)	58	6,482	6,173
Sales or repayments	(3,298)	-	-	(229)	(3,527)
Net discount accretion	588	(1)	-	-	587
Transfers out of Level 3	(17,435)	-	-	-	(17,435)
Transfers into Level 3	-	-	-	-	-

Fair Value Balance as of March 31, 2013	$76,405	$6,131	$511	$7,831	$90,878

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2013 (1)	$238	$(77)	$58	$6,482	$6,701

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2014. Six securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.       Agreements and Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and/or reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) investment advisory activities, and (iii) the offering of the Company’s common stock. Related party fees, expenses and reimbursement of expenses incurred in the three months ended March 31, 2014 and 2013 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2014	2013
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$11,579	$18,499

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	10,681	4,861

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	5,163	-

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	1,225	1,667

KKR	Investment Advisory Agreement: Investment expense reimbursement	306	-

CNL	Administrative Services Agreement: Administrative and compliance services(4)	538	335

(1)	During the three months ended March 31, 2014, $5,284 of subordinated incentive fees on income were paid to the Advisors, which was recorded as a payable to the Advisors as of December 31, 2013. As of March 31, 2014, a subordinated incentive fee on income of $5,163 was payable to the Advisors. The Company did not pay any subordinated incentive fees on income during the three months ended March 31, 2013.

(2)	The following table provides additional details for the incentive fee on capital gains:

Incentive fee on capital gains	2014	2013
Accrued incentive fee on capital gains as of January 1,	$11,128	$2,087
Incentive fee on capital gains expense during the three months ended March 31,	4,623	4,205
Less: Incentive fee on capital gains paid to the Advisors during the three months ended March 31,	(2,323)	-

Accrued incentive fee on gains as of March 31,	13,428	6,292
Less: Incentive fee on capital gains unearned by the Advisors as of March 31,	(13,428)	(6,292)

Incentive fee on capital gains earned by and payable to the Advisors as of March 31,	-	-

(3)	The following table provides additional details for the organization and offering expenses reimbursement:

Organization and offering expense reimbursement	2014	2013
Offering expenses reimbursement payable as of March 31,	$494	$724
Offering expenses reimbursements paid to the Advisors during the three months ended March 31,	971	1,380
Outstanding unreimbursed offering expenses as of March 31,	1,516	3,851

(4)	Includes $140 and $88 for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the three months ended March 31, 2014 and 2013, respectively.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of the Offering and Follow-On Offering and in connection therewith receives selling commissions of up to 7% of gross offering proceeds and a marketing support fee of up to 3% of gross offering proceeds. All or any portion of these fees may be reallowed to participating brokers as determined by CNL Securities Corp. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions and marketing support fees.

The Company is a party to an investment advisory agreement with CNL (together with one amendment, the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets at the end of the two most recently completed months and it is computed and paid monthly. Gross assets include assets purchased with borrowed funds, TRS unrealized depreciation or appreciation and collateral posted with custodian in connection with TRS, but exclude deferred offering expense. CNL also earns a performance-based incentive fee that is comprised of the following two parts:

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the three months ended March 31, 2014, the reimbursement rate was 1% of gross offering proceeds.

Under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the quarterly share repurchase programs, compliance services, and management and oversight of service providers in their performance of administrative and professional services rendered for the

Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. CNL also receives reimbursement payments from the Company for professional services provided by certain officers of the Company.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement as amended, (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company certain operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to June 30, 2012. During the term of the Expense Support Agreement, the Company received Expense Support payments from its Advisors in the cumulative amount of $2,966. The Company made reimbursement payments of $1,136 and $1,830 to its Advisors during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, all Expense Support Payments received from the Advisors have been repaid.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of March 31, 2014, management believes that the risk of incurring any losses for such indemnification is remote.

7.       Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended March 31,
	2014	2013
Net increase in net assets resulting from operations	$44,492	$23,443
Weighted average shares outstanding	149,009,440	71,356,247
Basic/diluted net increase in net assets from operations per share(1)	$0.30	$0.33

(1) Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.       Distributions

The Company’s board of directors declared distributions for 12 and 13 record dates in the three months ended March 31, 2014 and 2013, respectively. Declared distributions are paid monthly. The total of declared distributions and the sources of distribution payments for the three months ended March 31, 2014 and 2013 are presented in the table below.

Three Months Ended March 31, 2014	Per Share	Amount	Allocation
For the three months ended March 31, 2014 (12 record dates)	$0.180	$26,763

Total Declared Distributions for the three months ended March 31, 2014	$0.180	$26,763	100.0%
From Net Investment Income	$0.106	$15,778	59.0
From Realized Gains	0.074	10,985	41.0

Three Months Ended March 31, 2013	Per Share	Amount	Allocation
For the three months ended March 31, 2013 (13 record dates)	$0.195	$13,736

Total Declared Distributions for the three months ended March 31, 2013	$0.195	$13,736	100.0%
From Net Investment Income	$0.020	$1,403	10.2
From Realized Gains	0.027	1,886	13.7
Distributions in Excess of Net Investment Income	0.148	10,447	76.1

Sources of distributions, other than net investment income and realized gains, include (i) the ordinary income component of prior year tax basis accumulated earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2014.

For the three months ended March 31,	2014	2013
Ordinary income component of tax basis accumulated earnings	$3,531	$819
Estimated unearned performance-based incentive fee	2,920	4,205
Offering expenses	1,875	1,094
Net change in unrealized appreciation on total return swaps	(1,092)	6,482
Net change in unrealized depreciation on foreign currency forward contracts	919	159

Total(1)	$8,153	$12,759

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the three months ended March 31, 2014, there were no distributions in excess of net investment income. For the three months ended March 31, 2013, the tax-related sources of distributions of $12,759 are greater than the distributions in excess of net investment income of $10,447. As a result, the Company estimates that none of the distributions declared during the three months ended March 31, 2014 and 2013 would be considered to be a return of capital.

On March 18, 2014, the Company’s board of directors declared distributions of $0.015483 per share for 13 record dates beginning on April 1, 2014 through and including June 24, 2014.

9.       Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	10,930,795	$122,746	18,097,872	$198,098
Commissions and Marketing Support Fees	-	(11,579)	-	(18,499)

Net Proceeds to Company	10,930,795	111,167	18,097,872	179,599
Reinvestment of Distributions	2,095,496	21,311	688,817	6,850

Net Proceeds from Offering	13,026,291	$132,478	18,786,689	$186,449

Average Net Proceeds Per Share	$10.17		$9.92

As of March 31, 2014, the Company has sold 156,729,916 shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $1,701,335.

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

The following table is a summary of the share repurchases completed during the three months ended March 31, 2014:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Purchased	Total Consideration	No. of Shares Purchased/Total Offer	Price Paid per Share
February 26, 2014	2,612,555	323,324	$3,233	12%	$10.00

10.       Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$10.00	$9.75
Net Investment Income, Before Expense Support/Reimbursement(1)	0.14	0.04
Expense Support/ Reimbursement(1)	—	(0.02)

Net Investment Income(1)	0.14	0.02
Net Realized and Unrealized Gain(1)(2)	0.16	0.32

Net Increase Resulting from Investment Operations	0.30	0.34

Distributions from Net Investment Income(3)	(0.11)	(0.02)
Distributions from Realized Gains(3)	(0.07)	(0.03)
Distributions in Excess of Net Investment Income(3)(4)	—	(0.15)

Net Decrease Resulting from Distributions to Common Shareholders	(0.18)	(0.20)
Issuance of common stock above net asset value(5)	0.01	0.02
Repurchases of common stock(6)	—	—

Net Increase Resulting from Capital Share Transactions	0.01	0.02

Net Asset Value, End of Period	$10.13	$9.91

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	1.4%	2.5%
Total Investment Return-Net Asset Value(8)	3.1%	3.7%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Period	$1,577,408	$806,822
Average Net Assets(9)	$1,498,679	$703,014
Average Credit Facilities Borrowings(9)	$584,921	$216,164
Shares Outstanding, End of Period	155,727	81,431
Weighted Average Shares Outstanding	149,009	71,356

Ratios to Average Net Assets:(9)
Total Investment Income	3.33%	2.18%
Total Operating Expenses Before Expense Support/Reimbursement	1.95%	1.82%
Total Operating Expenses After Expense Support/Reimbursement	1.95%	1.98%
Net Investment Income	1.38%	0.20%
Portfolio Turnover Rate	16%	6%
Asset Coverage Ratio(10)	4.62	3.09

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 of the consolidated financial statements for further insight into the sources of distributions that contribute to the occurrence of distributions in excess of net investment income.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then the terminal sales price per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then terminal market value per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average credit facilities borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. These data are presented in Note 4 of the condensed consolidated financial statements.

11.       Revolving Credit Facilities and Borrowings

The following table presents summary information with respect to the Company’s revolving credit facilities as of March 31, 2014.

	As of March 31, 2014
	Total Aggregate Principal Amount Committed (1)	Principal Amount Outstanding
Deutsche Bank Credit Facility	$340,000	$231,440
BNP Credit Facility	200,000	81,000
Senior Secured Credit Facility	320,000(2)	119,619(3)

Total	$860,000	$432,059

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Credit Facility to a maximum of $600,000.
(3)	Includes $84,037 denominated in Euros and $35,582 denominated in New Zealand Dollars.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all debt outstanding as of March 31, 2014 were 2.4% and 1.6 years, respectively.

Deutsche Bank Credit Facility

On January 28, 2014, CCT Funding, Deutsche Bank AG, New York Branch, (“Deutsche Bank”), and the other lenders party thereto entered into an amendment (the “Fourth Amendment”) to the multi-lender, revolving credit facility (“the Deutsche Bank Credit Facility”) that CCT Funding originally entered into with Deutsche Bank on August 22, 2011. Deutsche Bank is a lender and serves as administrative agent under the Deutsche Bank Credit Facility.

The Fourth Amendment provided for, among other things, an increase in the maximum borrowings under the Tranche B1 Loans from $65,000 to $140,000. The Fourth Amendment extends the maturity date of the Tranche B1 Loans to January 28, 2015. As amended, the Tranche B1 Loans will bear interest at three-month LIBOR plus 1.80%. As of March 31, 2014, the Company has incurred deferred financing costs of $1,632 in connection with arranging and amending the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, CCT Funding has made certain representations and warranties and it is required to comply with various covenants, reporting requirements and other customary requirements for credit agreements of this nature. As of March 31, 2014, management believes that the Company was in compliance with the covenants of the Deutsche Bank Credit Facility.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility were as follows:

Three Months Ended March 31, 2014
Average Borrowings	$244,273

Direct Interest Expense	$1,412
Unused Commitment Fees	98
Amortization of Deferred Financing Costs	151

Total Interest Expense	$1,661

Weighted Average Interest Rate	2.4%

BNP Credit Facility

In 2013, the Company entered into a committed facility arrangement (the “BNP Credit Facility), with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which the Company may borrow up to $200,000. The Company subsequently assigned the agreements under the BNP Credit Facility to Paris Funding. Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. BNP can recall the loans under the BNP Credit Facility with 364 days notice.

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of March 31, 2014, Paris Funding had investments with a fair value of $136,613 pledged as collateral under the BNP Credit Facility. Interest is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.55% or 0.75%, depending on utilization levels. As of March 31, 2014, the Company has incurred deferred financing costs of $470 in connection with arranging the BNP Credit Facility.

In connection with the BNP Credit Facility, Paris Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2014, management believes that Paris Funding was in compliance with the covenants of the BNP Credit Facility.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility were as follows:

Three Months Ended March 31, 2014
Average Borrowings	$94,239

Direct Interest Expense	$296
Unused Commitment Fees	199
Amortization of Deferred Financing Costs	116

Total Interest Expense	$611

Weighted Average Interest Rate	1.3%

Senior Secured Credit Facility

In 2013, the Company entered into a revolving credit facility (the “Senior Secured Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $320,000 as of March 31, 2014, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $600,000. Availability under the Senior Secured Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Credit Facility will mature on September 4, 2017. The stated borrowing rate under the Senior Secured Credit Facility is based on LIBOR plus an applicable spread of 2.50% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The Senior Secured Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts excluding those held by CCT Funding,

Paris Funding and Halifax Funding, and provides for a guaranty by certain subsidiaries of the Company. As of March 31, 2014, the Company has incurred deferred financing costs of $3,947 in connection with arranging and amending the Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including ones that require the Company to maintain a certain minimum amount of shareholders’ equity and to remain under certain leverage ratios. The Senior Secured Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2013, management believes that the Company was in compliance with the covenants of the Senior Secured Credit Facility.

In addition to the covenants described above, borrowings under the Senior Secured Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of portfolio investments that serve as security and are included in the borrowing base.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Credit Facility were as follows:

Three Months Ended March 31, 2014
Average Borrowings	$246,409

Direct Interest Expense	$1,888
Unused Commitment Fees	69
Amortization of Deferred Financing Costs	244

Total Interest Expense	$2,201

Weighted Average Interest Rate	3.1%

12.       Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2014 and December 31, 2013. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s condensed consolidated statements of assets and liabilities. The Company’s unfunded commitments may be significant from time to time. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2014, the Company’s unfunded commitments amounted to $193,949.

13.       Income Taxes

During the three months ended March 31, 2014, the Company recognized federal and state deferred income tax benefits related to its Taxable Subsidiary resulting in a net deferred tax asset of approximately $252, which was primarily comprised of net operating losses and unrealized depreciation. The Company recorded a valuation allowance against the full amount of the related deferred tax asset because it believed that it was more likely than not that the deferred tax asset would not be realized as of March 31, 2014. The effective tax rate for the Taxable Subsidiary is approximately 39.15%.

14.       Subsequent Events

On April 4, 2014, the aggregate loan commitment under the Senior Secured Credit Facility was increased to $490,000.

On April 15, 2014, the Company filed its tender offer statement with the SEC on Schedule TO. The Company is offering to repurchase up to 3,091,175 shares of common stock at a cash price of $10.12 per share.

As of May 9, 2014, the total amount borrowed under the Company’s credit facilities was $473,130.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K filing for the year ended December 31, 2013.

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

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the condensed consolidated financial statements. We consider these accounting policies to be deemed critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

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

We and the Advisors undertake a multi-step valuation process each quarter for debt and equity securities whose market prices are not otherwise readily available, as described below:

•	The quarterly valuation process initially begins with each portfolio company or investment being initially valued by KKR (internal valuation) and/or an independent third party valuation firm retained by us (external valuation) which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The valuation committee then provides its valuation recommendation for each investment, along with supporting documentation, to CNL and our management where the valuation recommendations and internal/external valuation documentation are reviewed by CNL and our management.

•	If our management is satisfied, it will forward the valuation recommendations and supporting documentation for review by our audit committee.

•	Our board of directors then discusses the investment valuation recommendations with our Advisors and, based on those discussions and the related conclusions of our audit committee, determines the fair value of these investments in good faith.

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

•

Total Return Swaps, at Estimated Fair Value: We value our TRS in accordance with the TRS agreements between us (or our wholly owned subsidiary) and the TRS counter-party, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS reference assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS reference assets are valued pursuant to the valuation algorithm specified in the TRS Agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, our management reviews, tests and compares (i) the indicative bid prices assigned to each TRS reference asset by the TRS counter-party, based on the inputs provided by third-party pricing services with (ii) pricing inputs that are independently sourced by our management and/or the Advisors from third-party pricing services. Additionally, our management reviews the calculations of both collected and accrued interest, TRS financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS. For additional disclosures on the TRS, including quantitative disclosures of the current period conclusions of the fair value components, refer to Note 4 to the condensed consolidated financial statements.

Key unobservable inputs that have a significant impact on the Level 3 valuations as described above are included in Note 5 to the condensed consolidated financial statements. We utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

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

Management Fees - We accrue for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. We record the liability for the incentive fee on capital gains based on a hypothetical liquidation of our Investment Portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee associated with net realized gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed on the condensed consolidated statements of operations and accrued on the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees.

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

We have formed a wholly owned taxable subsidiary (the “Taxable Subsidiary”) which holds certain of our portfolio investments. The Taxable Subsidiary is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in our consolidated financial statements. The Taxable Subsidiary is not consolidated with our company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities. This income tax expense, or benefit, if any, and the related tax assets and liabilities are recorded in our condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We recognize in our condensed consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal.

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

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. We also have the ability, as granted through an SEC Exemptive Order, to co-invest in privately negotiated transactions with other investment funds affiliated with KKR (the “Co-Investment Transactions”). A substantial portion of our portfolio consists of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products such as collateralized loan obligations.

As of March 31, 2014, our investment program consisted of two main components. First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and direct lending transactions. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS reference assets or “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS reference assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on a floating interest rate and the notional amount of TRS reference assets. At the end of the TRS contract life, we will receive additional economic benefit if the net value of the TRS Portfolio appreciates relative to its notional amount. Conversely, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS reference assets declines relative to its notional amount. We do not own, or have physical custody of, the TRS reference assets. The TRS reference assets are not direct investments by us.

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

FINANCIAL AND OPERATING HIGHLIGHTS

($ in millions except per share data)
At March 31,	2014	2013
Total consolidated assets	$2,119.82	$1,145.98
Adjusted total assets (Total consolidated assets net of payable for investments purchased)	$2,037.32	$1,037.69
Investment in portfolio companies	$1,812.59	$856.90
Borrowings - credit facilities	$432.06	$219.44
Borrowings - TRS deemed senior securities	$3.94	$165.90
Average credit facility borrowings	$584.92	$216.16
Net assets	$1,577.41	$806.82
Average net assets	$1,498.68	$703.01
Net asset value per share	$10.13	$9.91
Leverage ratio (Borrowings/Adjusted total assets)	21%	37%
Weighted average asset coverage ratio	3.55	3.46

Portfolio Activity for the Three Months Ended March 31,	2014	2013
Cost of investments purchased	$286.05	$236.16
Sales, principal payments and other exits	$427.41	$91.54
Net investment income	$20.71	$1.40
Net realized gains on investments, derivative instruments and foreign currency transactions	$10.99	$1.89
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation:	$12.80	$20.15
Net increase in net assets from operations	$44.49	$23.44
Total distributions declared	$26.76	$13.74
Net investment income before unearned incentive fees per share	$0.16	$0.08
Net investment income per share	$0.14	$0.02
Earnings per share	$0.30	$0.33
Distributions declared per share outstanding for the entire period	$0.18	$0.20

Common Stock Offering Summary for the Three Months Ended March 31,	2014	2013
Gross proceeds	$122.75	$198.10
Net proceeds to Company	$111.17	$179.60
Average net proceeds per share	$10.17	$9.92
Shares issued in connection with offering (in millions)	10.93	18.10

BUSINESS ENVIRONMENT

During the three months ended March 31, 2014, we were net sellers of secondary debt positions in our portfolio which, combined with paydowns, generated $12.20 million in realized gains as we increased our liquidity to prepare for the near-term funding of directly originated investments. The secondary traded high-yield bonds and bank loans continue to experience compression in spreads which translates into lower cost borrowings for companies and low yields for investors. In contrast, our investment focus in private originated transactions to middle market companies continues to experience an illiquidity premium, and a better risk-adjusted return in our view.

Secondary traded high-yield bonds and banks loans enjoyed a fifth consecutive year of positive returns in 2013 and during the first three months of 2014 the record demand for bank loans has continued. Most recently, the introduction of quantitative easing as well as the perceived clarity around forward guidance by the Federal Reserve has helped to reassure investors and potentially remove some of the previous uncertainty which drove technical volatility. Therefore we maintain our stance on corporate credit based on underlying fundamentals but remain vigilant for attractive opportunities in the secondary market as a result of specific situations or changes in technical dynamics.

Moreover, we believe that we are still in the early to middle stages of the cyclical part of the economic recovery. We do not see the credit cycle turning in 2014. The health of middle market companies remains good and we believe there is further room for companies in this space to increase cash flow. In addition, we believe regulations that weigh on bank-lending practices will continue to broaden the investment opportunities for non-bank investors and investment entities. However, it is important to maintain a degree of caution as we progress into 2014. Credit defaults remain abnormally low and we do not assume this rate is sustainable. Continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments we believe best position the portfolio to protect principal and generate attractive risk-adjusted returns.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Three Months ended March 31, 2014 and 2013

The following table summarizes our investment activity for the three months ended March 31, 2014 and 2013, excluding our short term investments.

	Investment Activity Summary for the Three Months Ended March 31, ($ in millions)
	2014		2013
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$1,812.59	$39.96	$856.90	$346.33
Incremental Purchases	$286.05	$20.93	236.16	188.00
Investment Sales	$(304.51)	$(35.66)	(49.52)	(21.39)
No. Portfolio Companies	89	18	128	73
Portfolio Company Additions	10	4	19	32
Portfolio Company Exits	(15)	(6)	(17)	(6)
No. Debt Investments	98	18	165	85
Debt Investment Additions	19	4	44	51
Debt Investment Exits	(24)	(6)	(40)	(20)
No. Structured Products Investments	3	—	1	—
No. Equity/Other Investments	8	—	3	—

While the Investment Portfolio and the TRS Portfolio are accounted for, and presented as, two distinct portfolios, the two portfolios had 16 and 23 debt investment positions and 16 and 35 portfolio companies in common as of March 31, 2014 and 2013, respectively. The fair value of our Investment Portfolio, excluding our short term investments, decreased by 6% during the three months ended March 31, 2014 and increased by 23% during the three months ended March 31, 2013. The decrease during the three months ended March 31, 2014 is the result largely of sales of secondary market investments to position liquidity optimally for fundings of future Co-Investment Transactions and originated transactions. Similarly, the fair value of our TRS Portfolio decreased by 34% during the three months ended March 31, 2014 and increased by 110% during the three months ended March 31, 2013, primarily due to changes in the underlying TRS Portfolio composition. The utilization of the TRS has declined since December 31, 2013 in order to reallocate capital to fund our Co-Investment Transactions and other originated transactions.

The following information consists of additional segmentation analysis of our Investment Portfolio and TRS Portfolio based on asset categories and debt investment characteristics. However, our investment program is not managed with any specific asset category target goals.

The next two tables summarize the composition of our Investment Portfolio and our TRS Portfolio based on fair value as of March 31, 2014 and December 31, 2013, excluding our short term investments.

	Fair Value Summary as of March 31, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$641,916	35.4%	$25,944	64.9%
Senior secured loans - second lien	617,552	34.1	6,299	15.8
Senior secured bonds	136,918	7.5	7,056	17.7

Total senior debt	1,396,386	77.0	39,299	98.4
Subordinated debt	314,782	17.4	657	1.6
Structured products	57,319	3.2	—	—
Equity/Other	44,099	2.4	—	—

Total	$1,812,586	100.0%	$39,956	100.0%

	Fair Value Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$638,403	33.2%	$35,239	58.6%
Senior secured loans - second lien	670,961	34.8	6,335	10.6
Senior secured bonds	165,128	8.6	11,008	18.3

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

The next two tables summarize the composition of our Investment Portfolio based on amortized cost and the TRS Portfolio based on notional amount as of March 31, 2014 and December 31, 2013. The primary investment concentrations include (i) senior debt and (ii) subordinated debt securities.

	Investment Portfolio Cost and TRS Notional Amount Summary as of March 31, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$629,935	35.8%	$25,924	64.9%
Senior secured loans - second lien	605,754	34.4	6,043	15.2
Senior secured bonds	131,403	7.4	7,315	18.3

Total senior debt	1,367,092	77.6	39,282	98.4
Subordinated debt	297,136	16.9	655	1.6
Structured products	52,195	3.0	—	—
Equity/Other	44,313	2.5	—	—

Total	$1,760,736	100.0%	$39,937	100.0%

	Investment Portfolio Cost and TRS Notional Amount Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$626,457	33.2%	$35,237	58.8%
Senior secured loans - second lien	663,135	35.1	6,043	10.1
Senior secured bonds	163,000	8.7	11,060	18.5

Total senior debt	1,452,592	77.0	52,340	87.4
Subordinated debt	355,239	18.8	7,571	12.6
Structured products	55,520	2.9	—	—
Equity/Other	24,250	1.3	—	—

Total	$1,887,601	100.0%	$59,911	100.0%

The next table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of March 31, 2014 and December 31, 2013.

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Percent of debt portfolio	63.8%		63.4%		73.9%		64.8%
Percent of floating rate debt investments with interest rate floors	96.9%		96.4%		100.0%		100.0%
Weighted average interest rate floor	1.1%		1.1%		1.4%		1.2%
Weighted average coupon spread	754	bps	747	bps	564	bps	568	bps
Weighted average years to maturity	5.7		5.8		5.0		5.5

Fixed interest rate debt investments:
Percent of debt portfolio	36.2%		36.6%		26.1%		35.2%
Weighted average coupon rate	10.9%		10.6%		10.2%		8.6%
Weighted average years to maturity	5.7		6.1		6.4		6.8

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.231% and 0.243% during the three months ended March 31, 2014 and the terminal value was 0.231% on March 31, 2014. Interest rate resets for floating interest rate investments will only result in interest income increases when the reset interest rate exceeds the associated interest rate floor.

As of March 31, 2014, the debt investments in our Investment Portfolio were purchased at an average price of 96.8% of par value and our estimated forward-looking debt portfolio yield was 10.5% based on amortized cost. The forward-looking debt portfolio yield is calculated on the debt investments in our Investment Portfolio as the sum of a) the annual interest rate of each debt investment multiplied by its par amount and b) the annual amortization of any discount or premium, divided by the total amortized cost of all debt investments as of March 31, 2014.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2014 and 2013.

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
B+	$58.34	3.2%	$117.53	6.1%	$7.93	19.8%	$12.06	20.1%
B	238.34	13.2	329.46	17.1	12.70	31.8	28.26	47.0
B-	225.63	12.4	195.51	10.2	14.39	36.0	9.73	16.2
CCC+	448.65	24.8	561.63	29.2	4.94	12.4	10.05	16.7
CCC	69.73	3.8	48.10	2.5	—	—	—	—
CCC-	11.08	0.6	8.80	0.5	—	—	—	—
CC	19.46	1.1	—	—	—	—	—	—
Not rated	741.36	40.9	663.84	34.4	—	—	—	—

Total	$1,812.59	100.0%	$1,924.87	100.0%	$39.96	100.0%	$60.10	100.0%

The table below presents a summary of our debt investment positions held in portfolio that feature payment-in-kind (PIK) for some or all of the borrowers’ interest payment obligations.

	($ in millions)
PIK Summary as of	March 31, 2014	December 31, 2013
Number of originated investments with PIK feature and active PIK election	7	5
Total number of all investments with PIK feature	13	15
Total number of all investments that have active PIK election	11	10
Par value of originated investments with PIK feature and active PIK election	$336.26	$303.04
Total par value of all investments with PIK feature	$410.64	$431.14
Total par value of all investments that have active PIK election	$393.24	$368.65
Percent of debt investment portfolio with active PIK election, at par value	22.5%	16.1%

PIK Income Activity for the Three Months Ended March 31,	2014	2013
PIK income capitalized	$1.01	$—
Capitalized PIK as a percentage of interest income	2.0%	—%
Capitalized PIK as a percentage of total investment income	2.0%	—%

As discussed above under “— Overview,” since we received our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of the investment strategy. Since we began originating investments in June 2013, there was no origination activity during the three months ended March 31, 2013. During the three months ended March 31, 2014, the following highlights are associated with this investment focus on originated debt investments:

Originated Investment Activity for the Three Months Ended March 31, 2014	($ in millions)
Number of originated investments	4
Total amount of originated investments, at cost	$126.06
Originated investments as a percentage of total investment activity	44.1%
Number of originated investments classified as Co-Investment Transactions	3
Total amount of originated investments classified as Co-Investment Transactions, at cost	$118.89
Fee income recognized in connection with originated investments	$0.21

Originated Investments Summary as of ($ in millions)	March 31, 2014	December 31, 2013
Total originated investments, at fair value	$800.43	$713.02
Total originated investments as a percentage of total Investment Portfolio, at fair value	44.2%	37.0%
Estimated forward-looking annual yield of originated debt investments	11.8%	11.6%
Estimated forward-looking annual yield for remainder of debt investment portfolio	9.5%	9.1%
Average originated deal size, based on original cost and measured at the portfolio company level	$43.37	$46.95
Average deal size for remainder of Investment Portfolio, based on original cost and measured at the portfolio company level	$27.13	$14.77

As of March 31, 2014, our Investment Portfolio of 89 portfolio companies was diversified across 17 industry classifications, as compared to our Investment Portfolio as of December 31, 2013 that consisted of 94 portfolio companies diversified across 17 distinct industry classifications. As of March 31, 2014, the TRS Portfolio consisted of 18 portfolio companies diversified across seven distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2013 that consisted of 20 portfolio companies diversified across seven distinct industry classifications. The next table presents a diversification summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications at March 31, 2014 and December 31, 2013.

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Industry Classification	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value
Consumer Durables & Apparel	18.1%	$327.40	19.0%	$365.97	10.3%	$4.11	18.2%	$10.94
Retailing	12.5	226.89	10.6	204.88	7.1	2.82	—	—
Technology Hardware & Equipment	10.1	183.48	12.4	238.57	15.8	6.32	22.2	13.35
Health Care Equipment & Services	9.9	178.57	9.3	178.20	—	—	4.1	2.46
Capital Goods	9.5	173.00	5.4	103.20	6.4	2.57	4.4	2.67
Materials	7.2	130.77	7.1	136.36	19.8	7.90	22.0	13.23
Energy	6.6	119.21	6.1	117.40	—	—	—	—
Software & Services	6.1	110.82	7.7	147.36	22.4	8.97	12.2	7.30
Diversified Financials	5.4	97.82	2.9	55.58
Food, Beverage & Tobacco	4.5	81.34	5.2	99.25	—	—	—	—
Commercial & Professional Services	3.2	58.12	3.5	67.55	—	—	—	—
Insurance	2.0	35.65	3.5	67.68	—	—	—	—
Food & Staples Retailing	1.9	34.03	1.7	33.68	—	—	—	—
Media	1.6	28.42	3.5	67.20	18.2	7.27	16.9	10.15
Telecommunications Services	1.0	17.37	1.7	32.15	—	—	—	—
Remaining Industries	0.4	9.70	0.4	9.84	—	—	—	—

Total	100.0%	$1,812.59	100.0%	$1,924.87	100.0%	$39.96	100.0%	$60.10

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and investment capital resources are derived primarily from proceeds of our Offerings, borrowings from our credit facilities, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to our shareholders and payment of fees, interest payments on credit facilities and other operating expenses we incur. We have used, and expect to continue to use, our credit facilities and proceeds from the turnover of our Investment Portfolio to finance our investment strategy focused on the acquisition of secondary market and originated investments in portfolio companies.

Equity Capital

We raised net proceeds from our Offerings of $132.48 million and $186.45 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we have raised net proceeds of $1,548.81 million through the sale of 156.73 million shares of common stock since we commenced our Offerings, including the reinvestment of distributions into shares of our common stock.

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

The following table presents summary information with respect to our outstanding credit facilities.

	As of March 31, 2014 ($ in thousands)
Credit Facility	Total Aggregate Principal Amount Committed (1)		Principal Amount Outstanding
Deutsche Bank Credit Facility	$340,000		$231,440
BNP Credit Facility	200,000		81,000
Senior Secured Credit Facility	320,000	(2)	119,619	(3)

Total	$860,000		$432,059

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows us under certain circumstances, to increase the size of the Senior Secured Credit Facility to a maximum of $600 million.
(3)	The underlying borrowings are denominated in foreign currency.

Deutsche Bank Credit Facility

In 2011, our wholly-owned special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) entered into a revolving credit facility agreement as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). At the time CCT Funding initially entered into the Deutsche Bank Credit Facility, Deutsche Bank was the sole initial lender. In 2013, the Deutsche Bank Credit Facility was amended to provide for, among other things, Healthcare of Ontario Pension Plan to become a Lender under the Deutsche Bank Credit Facility. On January 28, 2014, CCT Funding entered into an amendment (the “Fourth Amendment”) under the Deutsche Bank Credit Facility. The Fourth Amendment further amends the Deutsche Bank Credit Facility by providing for, among other things, an upsize of the Tranche B1 Loans from $65 million to $140 million, for total borrowings available under the credit facility of $340 million. As amended, the Tranche B1 Loans are scheduled to mature on January 28, 2015.

CCT Funding has appointed us to manage its investment portfolio pursuant to the terms of an investment management agreement. CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 22% of our total Investment Portfolio, including money market investments, was held as collateral at CCT Funding under the Deutsche Bank Credit Facility as of March 31, 2014.

We have incurred costs of $1.63 million in connection with arranging and amending the Deutsche Bank Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the life of the credit facility. As of March 31, 2014, $0.72 million of such deferred financing costs had yet to be amortized to interest expense.

As of March 31, 2014, $140.00 million was borrowed and outstanding as Tranche B1 Loans and $91.44 million was borrowed and outstanding as Tranche B2 Loans. The unused commitment balance was $8.56 million under the Tranche B2 Loans commitments and $100.00 million under the Tranche D Loans commitments. For the three months ended March 31, 2014 and 2013, our all-in cost of financing for the Deutsche Bank Credit Facility, including fees and expenses, was 2.79% and 2.48%, respectively.

BNP Credit Facility

In 2013, we entered into a committed facility arrangement (the “BNP Credit Facility”) with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which we may borrow up to $200 million. We subsequently assigned the agreements under the BNP Credit Facility to Paris Funding LLC (“Paris Funding”), our wholly-owned special purpose financing subsidiary. The BNP Credit Facility is secured by certain assets in our portfolio that have been pledged as collateral. The amount of assets that we are required to pledge is determined in accordance with the margin requirements of the BNP Credit Facility. Approximately 7% of our total Investment Portfolio, including money market investments, was pledged as collateral under the BNP Credit Facility as of March 31, 2014. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. We also pay an annual commitment fee on any unused commitment amounts of 0.55% to 0.75%, depending on utilization levels.

As of March 31, 2014, $81.00 million was borrowed and outstanding under the BNP Credit Facility. For the three months ended March 31, 2014, our all-in cost of financing for the BNP Credit Facility, including fees and expenses, was 2.65%. We had not yet entered into the BNP Credit Facility as of March 31, 2013. We have incurred costs of $0.47 million in connection with arranging the BNP Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the initial one-year term of the credit facility. As of March 31, 2014, $0.09 million of such deferred financing costs had yet to be amortized to interest expense.

Senior Secured Credit Facility

In 2013, we entered into a senior secured revolving credit agreement (the “Senior Secured Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), acting as administrative agent. The Senior Secured Credit Agreement provides for a revolving credit facility (the “Senior Secured Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate amount of $285 million. The Senior Secured Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $600 million. As of March 31, 2014, the aggregate loan commitment under the Senior Secured Credit Facility was $320 million. On April 4, 2014, the aggregate loan commitment under the Senior Secured Credit Facility was increased to $490 million.

The Senior Secured Credit Facility is secured by substantially all of our portfolio investments and our cash and securities accounts excluding those held by our wholly owned financing subsidiaries, and provides for a guaranty by certain of our subsidiaries. Borrowings under the Senior Secured Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of investments. The stated borrowing rate under the Senior Secured Credit Facility is based on LIBOR plus an applicable spread of 2.50%, or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. We also pay an annual commitment fee on any unused commitment amounts of between 0.375% and 1.00%, which varies depending on total utilization.

As of March 31, 2014, $119.62 million was borrowed and outstanding under the Senior Secured Credit Facility, all of which was denominated in two foreign currencies. For the three months ended March 31, 2014, our all-in cost of financing for the Senior Secured Credit Facility, including fees and expenses, was 3.67%. We had not yet entered into the Senior Secured Credit Facility as of March 31, 2013. We have incurred costs of $3.95 million in connection with arranging the Senior Secured Credit Facility, primarily consisting of upfront commitment and legal fees. We have recorded these costs as deferred financing costs on our condensed consolidated statement of assets and liabilities and we amortize these costs to interest expense over the initial term of the credit facility. As of March 31, 2014, $3.39 million of such deferred financing costs had yet to be amortized to interest expense.

Total Credit Facility Borrowings

For the three months ended March 31, 2014 and 2013, our total all-in cost of financing, including fees and expenses, was 3.14% and 2.48%, respectively. As of March 31, 2014, the ratio of total credit facility borrowings-to-adjusted total assets was 21%. (Adjusted total assets is equal to (i) total consolidated assets excluding (ii) payable for investments purchased.) We will continue to draw on the revolving credit facilities and combine borrowed funds with equity capital to finance our acquisition of investment positions in portfolio companies. Additionally, we may further increase the aggregate borrowing commitment in the future beyond the current combined commitment amount of $860 million that is available to us from our revolving credit facilities, and/or we may add additional credit arrangements. See “Note 11 Revolving Credit Facilities and Borrowings” in our condensed consolidated financial statements for additional disclosures regarding our credit facilities.

Total Return Swaps

In 2012, Halifax Funding LLC, (“Halifax Funding”) our wholly-owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”). Our TRS arrangement with BNS consists of a set of agreements between Halifax Funding and BNS and State Street Bank and Trust Company (the “Custodian) that are collectively referred to herein as the TRS Agreements. Under the terms of the TRS Agreements, each reference asset in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS are calculated and treated on an aggregate basis, based upon all such transactions.

Pursuant to the terms of the TRS Agreements, Halifax Funding may select single-name corporate loans and bonds and create a TRS portfolio with a maximum aggregate notional amount of $500 million. Halifax Funding is required to initially collateralize a specified percentage of each loan or bond (generally, at least 40% of the notional amount of such loan or bond) in accordance with margin requirements stipulated in the TRS Agreements.

Pursuant to Halifax Funding’s limited liability company operating agreement, we are the manager of Halifax Funding and exercise Halifax Funding’s rights under the TRS, including selecting the specific loans or bonds to be included in, or deleted from, the TRS Portfolio. The loans and/or bonds selected by Halifax Funding for purposes of inclusion in the TRS Portfolio are selected by us in accordance with our investment objective. Each selected loan or bond, and the TRS Portfolio taken as a whole, must also meet criteria described in the TRS Agreements. BNS, as calculation agent, determines whether each loan or bond complies with the TRS portfolio criteria. Halifax Funding receives quarterly from BNS all collected interest and fees from the portfolio of TRS reference assets. Halifax Funding pays to BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted collateral) equals or exceeds 50% of the notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS notional amount. In addition, upon the sale or repayment of any TRS reference asset, Halifax Funding will either receive from BNS the realized gain in the value of such reference asset relative to its notional amount, or pay to BNS any realized loss in the value of the reference asset relative to its notional amount. The required amount of collateral may exceed

50% of the notional amount in the event that reference asset(s) or groupings of assets exceed certain portfolio concentration limits. As of March 31, 2014, the posted collateral of $36.00 million equals 90% of the total notional amount, as compared to 63% as of December 31, 2013. The required collateral amount as of March 31, 2014 at 40% and 50% of total notional amount was $15.97 million and $19.97 million, respectively. As of March 31, 2014, we were also required to post additional collateral in the amount of $15.70 million due to concentration limits in the TRS Portfolio.

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

Halifax Funding may terminate the TRS at any time upon providing at least 30 days notice prior to the proposed settlement date of the TRS reference assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee.

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

Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not reflected on our condensed consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and common stock offerings to fund these commitments. As of March 31, 2014, our unfunded investment commitments totaled $193.95 million. We maintain sufficient liquidity in the form of cash on hand, cash proceeds from unsettled liquidated investments, and borrowing capacity under our revolving credit facilities to fund such unfunded investment commitments should the need arise.

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their ordinary monthly distributions and/or long-term capital gains distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan remain taxable to the U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Per Share	Amount ($ millions)
March 31, 2014 (12 record dates)	$0.180048	$26.76
March 31, 2013 (13 record dates)	$0.195052	$13.74

Approximately 51% and 50% of the distributions we declared in the three months ended March 31, 2014 and 2013, respectively, were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies. See Note 8 to the condensed consolidated financial statements for a discussion of the sources of distributions on a GAAP basis.

Net investment income and realized capital gains represent the primary sources for us to pay distributions. The next table presents other sources of taxable income available for distributions for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, ($ millions)	2014	2013
Ordinary income component of tax basis accumulated earnings	$3.53	$0.82
Estimated unearned performance-based incentive fees	2.92	4.21
Offering expenses	1.87	1.09
Net change in unrealized appreciation/(depreciation) on total return swaps	(1.09)	6.48
Net change in unrealized appreciation/(depreciation) on foreign currency forward contracts	0.92	0.16

Total of other sources available for distributions (1)	$8.15	12.76

(1)	The above table does not present all adjustments to calculate taxable income available for distributions. The final determination of taxable income, as well as the tax classifications of the 2014 calendar year paid distributions, is made annually at the end of the year. See Note 8 to the condensed consolidated financial statements.

For the three months ended March 31, 2014 and 2013, we estimate that 100% of our declared distributions were covered by taxable income available for distributions. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect our shareholders to incur a return of capital on a tax basis in connection with paid distributions. We routinely disclose the sources of paid distributions to our shareholders on periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Set forth below are our results of operations for the three months ended March 31, 2014 and 2013. The growth of our Investment Portfolio since March 31, 2013 is primarily due to the increase in equity capital from our Offerings, and this increase in invested capital contributed to significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment Income

Investment income for the three months ended March 31, 2014 and 2013 was $49.93 million and $15.35 million, respectively. The largest component of investment income was interest income of $49.65 million and $15.24 million for the three months ended March 31, 2014 and 2013, respectively. The increase in investment income is due primarily to the growth of our Investment Portfolio, which has doubled in size since March 31, 2013. We also generated fee income of $0.28 million during the three months ended March 31, 2014, as compared to $0.01 million during the three months ended March 31, 2013. We expect that our Investment Portfolio will continue to grow during 2014 and, accordingly, we believe that reported investment income for the three months ended March 31, 2014 is not presently representative of our stabilized performance. We expect further moderate increases in investment income in future periods due to (i) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital from our Follow-On Offering and borrowed capital, and (ii) additional structuring service fees earned on Co-Investment Transactions. The interest income earned by TRS reference assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating Expenses

                Our total operating expenses were $29.22 million and $12.81 million for the three months ended March 31, 2014 and 2013, respectively. Our operating expenses included $10.68 million and $4.86 million in base management fees attributed to the investment advisory services of our Advisors for the three months ended March 31, 2014 and 2013, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $9.78 million and $4.20 million for the three months ended March 31, 2014 and 2013, respectively. The performance-based incentive fee expense for the three months ended March 31, 2014 is comprised of subordinated incentive fees on income of $5.16 million and incentive fees on capital gains of $4.62 million. The performance-based incentive fee expense for the three months ended March 31, 2013 is comprised entirely of incentive fees on capital gains. The incentive fees on capital gains were directly attributable to our net realized and unrealized gains of $23.78 million and $22.04 million in the three months ended March 31, 2014 and 2013, respectively, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized gains (losses). As discussed in “Note 6. Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. A portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio and derivative instruments. However, the performance-based incentive fee on capital gains with respect to such net unrealized appreciation is not payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation that is recorded in our Investment Portfolio, TRS Portfolio and other derivatives.

The following table illustrates the calculation of the incentive fees on income for the three months ended March 31, 2014. The Advisors did not earn any incentive fees on income for the three months ended March 31, 2013.

	For the three months ended March 31, 2014 ($ millions)
	Amount	Percent of Average Adjusted Capital
Average Adjusted Capital	$1,467.66
Net Investment Income	$20.71
Add Back: Performance-Based Incentive Fees	9.78

Pre-Incentive Fees Net Investment Income	30.49	2.08%
Subordinated Incentive Fees on Income	(5.16)	(0.35)

Preference Return to Shareholders (1)	$25.33	1.73%

(1)	Preference return rate is 1.7260% = 7%*(90 days/365 days)

The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The following table illustrates the amount of the recorded incentive fee on capital gains that would potentially be payable to the Advisors if (i) the cumulative net realized gains were to remain unchanged, and (ii) the unrealized depreciation in the investment portfolio was to remain unchanged through the end of the current year. However, the relativity between cumulative net realized gains and unrealized depreciation has the potential to change materially based on (i) subsequent investment disposition activity and (ii) changes in market values of investments contributing to unrealized depreciation in the portfolio.

As of March 31, 2014	Amount ($ millions)
Cumulative net realized gains since inception (a)	$32.38
Less: Unrealized depreciation in Investment Portfolio, TRS Portfolio and other derivatives (b)	(12.25)

Excess cumulative net realized gains eligible for earned incentive fees	$20.13

Earned performance-based incentive fee on net realized gains@20% (1)	$4.02
Prior period paid incentive fees	(2.32)

Potential earned performance-based incentive fee on net realized gains	$1.70

(1)	The actual incentive fee on capital gains earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess of (a) over (b), less any prior period payments of incentive fees on capital gain, if any.

See “—Contractual Obligations, —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

We recorded interest expense of $4.48 million and $1.32 million for the three months ended March 31, 2014 and 2013, respectively, primarily in connection with actual borrowings and commitments under our revolving credit facilities. The increase in interest expense is attributable to (i) the increase in our weighted average debt outstanding to $584.92 million during the three months ended March 31, 2014 as compared to $216.16 million the three months ended March 31, 2013, and (ii) an increase in deferred financing costs and commitment fees due to an increase in borrowing capacity.

Our other operating expenses for the three months ended March 31, 2014 and 2013 include $1.88 million and $1.09 million in offering expense, $0.68 million and $0.42 million in administrative services expenses, $0.52 million and $0.35 million in professional services expense, $0.20 million and $0.09 million in custodian and accounting fees, $0.17 million and $0.07 million in director fees and expenses and $0.83 million and $0.41 million in other expenses, respectively.

                As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the three months ended March 31, 2014 the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 0.65%, as compared to 1.43% for the three months ended March 31, 2013. We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Reimbursement Payments - During the three months ended March 31, 2013, we accrued $1.14 million as probable Reimbursement Payment obligation to the Advisors. Accordingly, our payments and accrual of reimbursement of Expense

Support Payments equaled 100% of cumulative Expense Support Payments as of March 31, 2013. The final reimbursement payment to the Advisors was made during the three months ended March 31, 2014. (See “—Contractual Obligations, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net Investment Income

Our net investment income totaled $20.71 million ($0.14 per share) and $1.40 million ($0.02 per share) for the three months ended March 31, 2014 and 2013, respectively. The primary drivers of the increase in net investment income per share were (i) the impact of unearned performance-based incentive fees and (ii) accrued reimbursement of expense support payable to the Advisors in the three months ended March 31, 2013. The table below shows net investment income and net investment income per share for the three months ended March 31, 2014 and 2013, before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the three months ended March 31, ($ millions)
	2014	2013
Net Investment Income (GAAP)	$20.71	$1.40
Estimated unearned performance-based incentive fees	2.92	4.20
Reimbursement of expense support	—	1.14

Adjusted Net Investment Income (non-GAAP)	$23.63	$6.74

Net Investment Income Per Share	$0.14	$0.02
Adjusted Net Investment Income Per Share	$0.16	$0.09

The increase in net investment income per share can also be partly attributed to the decrease of the TRS Portfolio, which is not a contributor to GAAP net investment income since the TRS Portfolio collected and accrued interest income and TRS financing charges are included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments. The following table shows the TRS interest income and financing charges for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31, ($ millions)
	2014	2013
Interest and fee income included in TRS fair value	$0.90	$3.86
Financing charge included in TRS fair value	(0.06)	(0.41)

Subtotal	0.84	3.45
Interest and fee income recorded as TRS realized gains	1.68	0.788
Financing charge recorded as TRS realized gains	(0.15)	(0.21)
Less: amounts included in prior period fair value	(1.70)	(0.94)

TRS Net Interest Spread	$0.67	$3.08

TRS Net Interest Spread Per Share	$0.00	$0.04

Net Realized Gain

We sold investments and received principal payments of $304.51 million and $122.90 million, respectively, during the three months ended March 31, 2014, from which we realized net gains of $12.20 million. Our net realized loss on derivative instruments was $0.19 million for the three months ended March 31, 2014. This realized loss was comprised of a $1.86 million realized gain on the TRS and a $2.05 million realized loss on foreign currency forward contracts. The net realized loss on foreign currency transactions was $1.02 million for the three months ended March 31, 2014.

We sold investments and received principal payments of $49.52 million and $42.02 million, respectively, during the three months ended March 31, 2013, from which we realized net gains of $1.01 million. Our net realized gain on derivative instruments of $0.87 million for the three months ended March 31, 2013 was comprised of a $0.23 million realized gain on the TRS and a $0.64 million realized gain on foreign currency forward contracts. We also realized a net gain on foreign currency transactions of $0.01 million during the three months ended March 31, 2013.

Net Unrealized Appreciation or Depreciation

For the three months ended March 31, 2014, net unrealized appreciation on investments increased by $14.58 million, net unrealized appreciation/depreciation on derivative instruments decreased by $0.17 million and net unrealized appreciation/ depreciation on foreign currency translation decreased by $1.61 million. The increase in net unrealized appreciation on investments consisted of net unrealized appreciation on originated investments of $11.17 million and net unrealized appreciation on the remainder of the Investment Portfolio of $7.97 million, offset by a reduction of $4.56 million for investments owned as of December 31, 2013 that were sold or paid down during the three months ended March 31, 2014. The net change in unrealized appreciation/depreciation on derivative instruments consisted of net unrealized depreciation on the TRS Portfolio of $1.09 million and net unrealized appreciation on foreign currency forward contracts of $0.92 million. The net change in TRS unrealized depreciation consisted of (i) a decrease in spread interest income of $0.86 million, (ii) realized loss on the TRS reference assets of $0.07 million and (iii) unrealized depreciation on the TRS reference assets of $0.16 million. The net change in unrealized depreciation on foreign currency translation consisted of $1.60 million of net unrealized depreciation on the portion of the Senior Secured Credit Facility that is denominated in foreign currencies and $0.01 million of net unrealized depreciation on the foreign currency translation of other trade receivables and payables.

For the three months ended March 31, 2013 the net change in unrealized appreciation on investments was $13.50 million, the net change in unrealized appreciation on derivative instruments was $6.64 million and the net change in unrealized depreciation on foreign currency translation was $0.01 million. The change in unrealized appreciation on investments was primarily driven by the appreciation in fair values on debt investments, including tighter credit spreads, as recorded in several investment positions held in our Investment Portfolio. The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $6.48 million and net unrealized depreciation on foreign currency forward contracts of $0.16 million. The net change in TRS unrealized appreciation consisted of (i) spread interest income of $2.51 million, (ii) a decrease in realized losses on the TRS reference assets of $0.32 million and (iii) unrealized appreciation on the TRS reference assets of $3.65 million.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2014 and 2013, the net increase in net assets resulting from operations was $44.49 million ($0.30 per share) and $23.44 million ($0.33 per share), respectively. In addition to the factors described above, the decrease in earnings per share was the result of net realized and unrealized gains remaining essentially flat year over year, while the weighted average shares outstanding doubled between the comparable periods.

NET ASSETS, NET ASSET VALUE PER SHARE, ANNUAL INVESTMENT RETURN AND TOTAL RETURN SINCE INCEPTION

Net assets increased $146.97 million during the three months ended March 31, 2014. The most significant increase in net assets during the three months ended March 31, 2014 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $132.47 million. Net investment income contributed $20.71 million to the growth in net assets during the three months ended March 31, 2014. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $12.80 million and (ii) net realized gains of $10.99 million. Distributions to shareholders in the amount of $26.76 million and the repurchase of shares of common stock in the amount of $3.23 million contributed to a reduction in net assets during the three months ended March 31, 2014.

Net assets increased $195.34 million during the three months ended March 31, 2013. The most significant increase in net assets during the million during the three months ended March 31, 2013 was attributable to capital transactions including (i) new issuance of shares of common stock, and (ii) reinvestment of distributions in the combined amount of $186.45 million. Net investment income contributed $1.40 million to the growth in net assets during the three months ended March 31, 2013. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $20.15 million and (ii) net realized gains of $1.89 million. Distributions to shareholders in the amount of $13.73 million and the repurchase of shares of common stock in the amount of $0.82 million contributed to a reduction in net assets during the three months ended March 31, 2013.

Our net asset value per share was $10.13 and $9.91 on March 31, 2014 and 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.18 and $0.195 per share during the three months ended March 31, 2014 and 2013, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 3.09% and 3.65% for shareholders who held our shares over the entire three-month period ending March 31, 2014 and 2013, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 39.8% (see first chart below), or an annualized return of 12.8% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 25.8% (see first chart below), or an annualized return of 8.6% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 15.7% and 27.8%, respectively, in the period from June 17, 2011 to March 31, 2014.

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

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, reinvestment of distributions in the common stock, and March 31, 2014 net asset value of $10.13.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. During the three months ended March 31, 2014, the reimbursement rate was 1% of gross offering proceeds. Through the completion of the Initial Offering, the Advisors were reimbursed in the amounts of $0.90 million for organization expenses and $10.84 million for offering expenses. There are no remaining unreimbursed organization and offering expenses from the Initial Offering. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering. As of March 31, 2014, the Advisors have been reimbursed in the amounts of $1.48 million for offering expenses from the Follow-On Offering, including any payable balances for reimbursement of offering expenses. As of March 31, 2014, the Advisors carried a balance of approximately $1.52 million for expenses incurred on our behalf in connection with the Follow-On Offering, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expenses.

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

Expense Support Agreement - We are party to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”) pursuant to which CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”). We received Expense Support Payments from the Advisors in the cumulative amount of $2.97 million. During the three months ended March 31, 2014 and 2013, we made reimbursement payments of $1,136 and $1,830, respectively, to the Advisors. As of March 31, 2014, all Expense Support Payments received from the Advisors have been repaid.

Revolving Credit Facilities –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facilities,” we, either directly or through our wholly-owned subsidiaries, have entered into several revolving credit facilities. As of March 31, 2014, the credit facilities provided for borrowings in an aggregate amount up to $860.00 million on a committed basis and $432.06 million was borrowed and outstanding under the credit facilities. (See “— Liquidity and Capital Resources — Credit

Facilities” above and “Note 11. Revolving Credit Facilities and Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facilities.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities at March 31, 2014 is as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Deutsche Bank Credit Facility (1)	$231.44	$231.44	$—	$—	$—
BNP Credit Facility (2)	81.00	81.00	—	—	—
Senior Secured Credit Facility (3)	119.62	—	—	119.62	—
Interest and Credit Facility Fees Payable	0.24	0.24	—	—	—

TOTAL	$432.30	$312.68	$—	$119.62	$—

(1)	At March 31, 2014 our unused commitment amount was $108.56 million under the Deutsche Bank Credit Facility.
(2)	At March 31, 2014 our unused commitment amount was $119.00 million under the BNP Credit Facility.
(3)	At March 31, 2014 our unused commitment amount was $201.06 million under the Senior Secured Credit Facility.

The maturity structure of our Investment Portfolio of debt investments at March 31, 2014, based on par amounts, is as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
Investment Portfolio Debt Investments (1)	$1,747.24	$—	$76.48	$456.50	$1,214.26

(1)	Par amounts denominated in foreign currencies are converted to U.S. dollars using the applicable exchange rate at March 31, 2014.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the three months ended March 31, 2014 and 2013, we did not engage in interest rate hedging activities.

As of March 31, 2014, approximately 63.8% of our portfolio of debt investments, or approximately $1,114.02 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At March 31, 2014, approximately 96.9% of our portfolio of variable interest rate debt investments, or approximately $1,080.03 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At March 31, 2014, we held an aggregate investment position of $34.00 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 3.1% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

                Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the amended terms of our Deutsche Bank Credit Facility as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facilities”), CCT Funding borrows at a floating base rate of (i) three-month LIBOR plus 1.80% for Tranche B1 Loans ($140.00 million loan balance outstanding), (ii) three-month LIBOR plus 2.325% for Tranche B2 Loans ($91.44 million loan balance outstanding and $8.56 million unused commitment) and (iii) three-month LIBOR plus 2.325% for Tranche D Loans ($100 million unused commitment). Pursuant to the terms of our BNP Credit Facility, Paris Funding borrows at a floating base rate of one-month LIBOR plus 1.10% for the credit facility borrowings ($81.00 million loan balance outstanding and $119.00 million unused commitment). Pursuant to the terms of our Senior Secured Credit Facility, we borrow at a rate based on LIBOR plus an applicable spread of 2.50% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50% ($119.62 million loan balance outstanding and $201.06 million unused commitment). Therefore, if we were to completely draw down the unused Tranche B2 Loans and Tranche D Loans commitment amounts in our Deutsche Bank facility, the maximum commitment amount in our BNP facility and the maximum commitment in our Senior Secured Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average direct interest cost will decrease by approximately 8 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS reference assets having a maximum aggregate notional amount of $500 million.

Assuming that the consolidated schedule of investments as of March 31,2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income due to an immediate and persistent 12-month increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a persistent 12-month increase in the base interest rates that apply to our floating rate credit facility and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than 150 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of March 31, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

				($ amounts in millions except per share data)
	Par Amount	Weighted Avg. Floor		Increases in LIBOR
				+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$34.00			$0.153	$0.306	$0.459	$0.612
Base rate floor	$1,080.03	1.1%		—	1.195	5.681	10.389

Increase in Floating Rate Interest Income				0.153	1.501	6.140	11.001

		Base Rate Spread
Deutsche Bank Credit Facility Tranche B1 Loans	$140.00	180	bps	$(0.700)	$(1.400)	$(2.100)	$(2.800)
Deutsche Bank Credit Facility Tranche B2 Loans	$91.44	232.5	bps	(0.457)	(0.914)	(1.371)	(1.828)
BNP Credit Facility	$81.00	110	bps	(0.405)	(0.810)	(1.215)	(1.620)
Senior Secured Credit Facility Euro Loan	$84.04	250	bps	(0.420)	(0.841)	(1.260)	(1.680)
Senior Secured Credit Facility NZD Loan	$35.58	250	bps	(0.178)	(0.356)	(0.534)	(0.712)

Increase to Floating Rate Interest Expense				(2.160)	(4.321)	(6.480)	(8.640)

Change in Floating Rate Net Interest Income, before TRS				(2.007)	(2.820)	(0.340)	2.361
Net change in TRS unrealized appreciation (depreciation) (1)				(0.200)	(0.387)	(0.491)	(0.577)

Overall Change in Floating Rate Net Interest Income, including TRS				$(2.207)	$(3.207)	$(0.831)	$1.784

Change in Floating Rate Net Interest Income Per Share Outstanding as of March 31,2014				$(0.01)	$(0.02)	$(0.01)	$(0.01)

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS reference assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS reference assets. As of March 31, 2014, 73.9% of the TRS reference assets, or approximately $29.41 million measured at par value, featured floating or variable interest rates. At March 31, 2014, 100% of the TRS reference assets with variable interest rates featured minimum base rate floors, or approximately $29.41 million measured at par value, and the weighted average base rate floor for such TRS reference assets was 1.4%. As of March 31, 2014, the total notional amount of the portfolio of TRS reference assets was $39.94 million, and the settled notional amount was $37.49 million. For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS reference assets are settled as of March 31, 2014 and that the TRS notional amount would equal $39.94 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 36.2% of our debt Investment Portfolio is invested in fixed interest rate, high yield corporate debt investments. Rising market interest rates will most likely lead to value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2014, approximately 38.8% of our fixed interest rate debt investments, or approximately $241.11 million measured at fair value have prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors and investment funds. Additionally this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.3 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in value of approximately 4.3%, all other financial and market factors assuming to remain unchanged. A 4.3% decrease in the valuation of this Investment Portfolio subset would equate to a decrease of $0.07, or a 0.7% decline in net asset value relative to $10.13 net asset value per share as of March 31, 2014.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2014, 17.7% of our portfolio of debt investments, or approximately $308.74 million measured at par value was denominated in foreign currencies, of which 74.1% was denominated in Euros. The remaining foreign currency investments are denominated in British Pound Sterling and New Zealand dollars. We may use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2014, the net contractual notional balance of our foreign currency forward contracts totaled $203.28 million, all of which related to certain of our foreign currency denominated debt investments. In order to further reduce our exposure to fluctuations in exchange rates, we also have outstanding borrowings in Euros and New Zealand dollars under our Senior Secured Credit Facility. The U.S. dollar equivalent of our Euro and New Zealand dollar borrowings was $84.04 million and $35.58 million, respectively as of March 31, 2014. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended, the foreign currency translation adjustment recorded in our condensed consolidated statements of operations was net unrealized depreciation of $1.61 million. Our foreign currency forward contracts had unrealized appreciation of $0.92 million during the three months ended March 31, 2014. The unrealized foreign currency losses were primarily as a result of changes in the exchange rates between the Euro and the U.S. dollar and between the New Zealand dollar and the U.S. dollar. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2014.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.35	Commitment Increase Agreement between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)