Form 10-Q
period 2014-06-30
Corporate Capital Trust, Inc.
filed 2014-08-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock of the registrant outstanding as of August 8, 2014 was 186,067,219.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,980,495 and $2,013,530) – including $249,907 and $244,981 of investments pledged to creditors (Note 11)	$2,033,118	$2,050,791
Non-controlled, affiliated investments (amortized cost of $126,285 and $21,474)	135,077	21,481
Controlled investments (amortized cost of $2,500 and $2,500)	2,500	2,500

Total investments, at fair value (amortized cost of $2,109,280 and $2,037,504)	2,170,695	2,074,772
Cash	122,887	85,987
Cash denominated in foreign currency (cost $- and $218, respectively)	—	218
Collateral on deposit with custodian	59,550	37,501
Dividends and interest receivable	28,822	25,613
Receivable for investments sold	—	46,469
Principal receivable	808	795
Unrealized appreciation on derivative instruments	1,273	1,861
Deferred offering expense	3,096	3,394
Prepaid and deferred expenses	10,534	4,576

Total assets	2,397,665	2,281,186

Liabilities
Term loan, net of discount	397,038	—
Revolving credit facilities	100,450	707,389
Payable for investments purchased	83,174	101,014
Accrued performance-based incentive fees	15,245	16,412
Shareholders’ distributions payable	—	14,923
Unrealized depreciation on derivative instruments	5,894	3,181
Accrued investment advisory fees	3,822	3,825
Accrued reimbursement of expense support	—	1,136
Accrued directors’ fees	51	74
Other accrued expenses and liabilities	2,546	2,798

Total liabilities	608,220	850,752

Commitments and contingencies (Note 12)
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 176,261,546 and 143,024,102 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	176	143
Paid-in capital in excess of par value	1,739,830	1,401,767
Distributions in excess of net investment income	(7,378)	(5,896)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	56,817	34,420

Net assets	$1,789,445	$1,430,434

Net asset value per share	$10.15	$10.00

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investment income
Interest income:
Non-controlled, non-affiliated investments	$43,683	$19,502	$93,336	$34,741
Non-controlled, affiliated investments	4,006	—	4,006	—

Total interest income	47,689	19,502	97,342	34,741
Fee income	1,086	934	1,362	946
Dividend income:
Non-controlled, non-affiliated investments	6	99	10	197
Non-controlled, affiliated investments	577	—	577	—

Total dividend income	583	99	587	197

Total investment income	49,358	20,535	99,291	35,884

Operating expenses
Investment advisory fees	11,264	6,490	21,945	11,351
Performance-based incentive fees	1,817	(4,068)	11,603	137
Interest expense	5,730	1,538	10,211	2,855
Offering expense	1,799	1,553	3,674	2,647
Administrative services	708	477	1,392	900
Professional services	531	320	1,050	668
Custodian and accounting fees	182	127	378	215
Director fees and expenses	124	82	291	150
Other	670	449	1,503	855

Total operating expenses	22,825	6,968	52,047	19,778
Reimbursement of expense support	—	—	—	1,136

Net expenses	22,825	6,968	52,047	20,914

Net investment income	26,533	13,567	47,244	14,970

Realized and unrealized gain (loss):
Net realized gain on investments	2,133	3,584	14,331	4,591
Net realized gain (loss) on derivative instruments	(587)	1,782	(778)	2,650
Net realized loss on foreign currency transactions	(1,324)	(408)	(2,346)	(397)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	6,264	(14,475)	15,362	(971)
Non-controlled, affiliated investments	3,301	—	8,785	—
Derivative instruments	(3,128)	(635)	(3,301)	6,006
Foreign currency translation	3,164	(21)	1,551	(12)

Net change in unrealized appreciation (depreciation)	9,601	(15,131)	22,397	5,023

Net realized and unrealized gain (loss)	9,823	(10,173)	33,604	11,867

Net increase in net assets resulting from operations	$36,356	$3,394	$80,848	$26,837

Net Investment Income Per Share	$0.16	$0.15	$0.30	$0.18

Diluted and Basic Earnings Per Share	$0.22	$0.04	$0.51	$0.33

Weighted Average Shares Outstanding	165,959,193	92,302,446	157,531,139	81,887,209

Dividends Declared Per Share	$0.20	$0.19	$0.38	$0.39

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Six Months Ended June 30,
	2014	2013
Operations
Net investment income	$47,244	$14,970
Net realized gain on investments, derivative instruments and foreign currency transactions	11,207	6,844
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	22,397	5,023

Net increase in net assets resulting from operations	80,848	26,837

Distributions to shareholders from
Net investment income	(47,244)	(14,970)
Realized gains	(11,207)	(6,844)
Distributions in excess of net investment income (Note 8)	(1,482)	(9,729)

Net decrease in net assets resulting from shareholders distributions	(59,933)	(31,543)

Capital share transactions
Issuance of shares of common stock	306,156	390,879
Reinvestment of shareholders distributions	38,289	15,865
Repurchase of shares of common stock	(6,349)	(1,500)

Net increase in net assets resulting from capital share transactions	338,096	405,244

Total increase in net assets	359,011	400,538
Net assets at beginning of period	1,430,434	611,484

Net assets at end of period	$1,789,445	$1,012,022

Capital share activity
Shares issued from subscriptions	30,103,786	39,284,016
Shares issued from reinvestment of distributions	3,764,891	1,592,660
Shares repurchased	(631,233)	(152,862)

Net increase in shares outstanding	33,237,444	40,723,814

Distributions in excess of net investment income at end of period	$(7,378)	$(13,104)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Operating Activities:
Net increase in net assets resulting from operations	$80,848	$26,837
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(811,400)	(785,208)
Increase (decrease) in payable for investments purchased	(17,863)	148,192
Paid-in-kind interest	(15,497)	(585)
Proceeds from sales of investments	394,557	288,502
Proceeds from principal payments	249,471	59,696
Net realized gain on investments	(14,331)	(4,591)
Net change in unrealized (appreciation) depreciation on investments	(24,147)	971
Net change in unrealized (appreciation) depreciation on derivative instruments	3,301	(6,006)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,551)	12
Amortization of premium/discount – net	(3,051)	(240)
Amortization of deferred financing costs	1,250	364
Accretion of discount on term loan	38	—
Decrease (increase) in short-term investments, net	128,475	(30,692)
Increase in cash collateral for total return swap	(22,049)	(19,974)
Increase in dividend and interest receivable	(3,228)	(5,393)
Decrease (increase) in receivable for investments sold	46,453	(51,960)
Increase in principal receivable	(13)	(1,052)
Increase in receivable from advisors	—	(935)
Decrease (increase) in other assets	19	(1,465)
Increase (decrease) in accrued investment advisory fees	(3)	868
Increase (decrease) in accrued performance-based incentive fees	(1,167)	137
Increase (decrease) in other accrued expenses and liabilities	(1,411)	78

Net cash used in operating activities	(11,299)	(382,444)

Financing Activities:
Proceeds from issuance of shares of common stock	306,156	390,879
Payment on repurchase of shares of common stock	(6,349)	(1,500)
Distributions paid	(36,567)	(15,678)
Borrowings under credit facilities and term loan	539,000	159,820
Repayments of credit facilities and term loan	(747,330)	(150,000)
Deferred financing costs paid	(6,929)	(1,383)

Net cash provided by financing activities	47,981	382,138

Net increase (decrease) in cash	36,682	(306)
Cash and cash denominated in foreign currency, beginning of period	86,205	306

Cash and cash denominated in foreign currency, end of period	$122,887	$—

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$9,640	$2,499
Distributions reinvested	$38,289	$15,865

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—42.6%

ABILITY Network, Inc.	(e)(s)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$12,725	$12,474	$12,709

Algeco/Scotsman (LU)	(e)(f)(g)(q)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	28,560	28,680	31,059

Aspen Dental Management, Inc.	(e)(s)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016	6,023	5,982	6,056

Bluestem Brands, Inc.	(e)(s)	Consumer Durables & Apparel	L + 650	1.00%	12/6/2018	37,601	36,194	37,883

BRG Sports, Inc.	(e)(r)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	4,670	4,579	4,723

California Pizza Kitchen, Inc.	(e)(h)(s)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	13,606	12,925	13,028

Charlotte Russe, Inc.	(s)	Retailing	L + 550	1.25%	5/22/2019	13,352	13,170	13,285
	(e)(s)		L + 550	1.25%	5/22/2019	4,739	4,710	4,721

Data Device Corp.	(e)(s)	Capital Goods	L + 650	1.50%	7/11/2018	10,394	10,235	10,420

Distribution International, Inc.	(s)	Retailing	L + 650	1.00%	7/16/2019	48,144	47,723	48,264

Flagstone Foods Holding Corp.	(i)(s)	Food & Staples Retailing	L + 575	1.25%	4/15/2018	20,002	19,827	19,982

Football Association of Ireland (IE)	(f)(g)(i)(EUR)	Consumer Durables & Apparel	6.20%		12/20/2020	€44,615	59,675	60,969

Greenway Medical Technologies	(e)(s)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020	$1,772	1,763	1,777

Greystone & Co., Inc.	(i)(s)	Diversified Financials	L + 800	1.00%	3/26/2021	34,089	33,508	34,191

Gymboree Corp.	(e)(s)	Retailing	L + 350	1.50%	2/23/2018	14,197	12,524	12,215

Internet Brands, Inc.	(e)(u)	Media	P + 400	3.25%	3/18/2019	788	794	789

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
iPayment, Inc.	(e)(h)(s)	Software & Services	L + 525	1.50%	5/8/2017	$36,163	$35,858	$35,835

J. Jill	(i)(s)	Retailing	L + 850	1.50%	4/29/2017	7,125	7,125	7,107

Jacuzzi Brands, Inc. (LU)	(f)(i)(s)	Capital Goods	L + 650	1.25%	7/3/2019	41,421	40,698	40,965

KeyPoint Government Solutions, Inc.	(i)(s)	Capital Goods	L + 600	1.25%	11/13/2017	30,508	30,052	30,508

Kurt Geiger Ltd. (UK)	(f)(g)(i)(q)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK	1.00%	4/8/2019	£46,625	76,571	80,194

MCS AMS Sub-Holdings, LLC (s)		Commercial & Professional Services	L + 600	1.00%	10/15/2019	$47,417	46,177	46,113

New Enterprise Stone & Lime Co., Inc.	(i)(s)	Capital Goods	L + 700	1.00%	2/12/2019	56,298	56,298	56,495

OpenLink Financial, Inc.	(s)	Software & Services	L + 500	1.25%	10/30/2017	46	46	46

Pacific Union Financial, LLC	(g)(i)(o)(r)	Diversified Financials	L + 800	1.00%	5/31/2019	26,998	26,598	26,838

RedPrairie Corp.	(e)(h)(s)	Software & Services	L + 500	1.00%	12/21/2018	4,006	4,005	4,013

Sportsman’s Warehouse, Inc.	(g)(i)(s)	Retailing	L + 1075	1.25%	8/20/2019	16,139	15,822	16,219
	(g)(i)(s)		L + 600	1.25%	8/20/2019	27,436	27,192	27,532

Travelport, LLC	(e)(s)	Software & Services	L + 500	1.25%	6/26/2019	5,389	5,318	5,521

Tweddle Group, Inc.	(i)(s)	Automobiles & Components	L + 650	1.00%	4/7/2020	37,639	36,726	37,564

Willbros United States Holding, Inc.	(e)(g)(r)	Energy	L + 975	1.25%	8/5/2019	29,768	29,205	30,327

Wilton Brands, LLC	(e)(s)	Materials	L + 625	1.25%	8/30/2018	5,288	5,203	5,118

Total Senior Secured Loans—First Lien							$747,657	$762,466

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—Second Lien—42.0%

ABILITY Network, Inc.	(s)	Health Care Equipment & Services	L + 825	1.00%	5/16/2022	$8,230	$8,149	$8,271

American Casino & Entertainment Properties, LLC	(s)	Consumer Services	L + 1000	1.25%	1/3/2020	1,832	1,893	1,947

Angelica Corp.	(i)(s)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869	50,869	49,495

Applied Systems, Inc.	(e)(h)(s)	Software & Services	L + 650	1.00%	1/24/2022	10,446	10,691	10,678

Arysta Lifescience SPC, LLC	(e)(g)(s)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305	16,158	16,631

AssuredPartners, Inc.	(h)(s)	Insurance	L + 675	1.00%	4/2/2022	7,115	7,109	7,146

Brake Bros Ltd. (UK)	(f)(g)(q)(v)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£8,756	12,423	14,648

BRG Sports, Inc.	(r)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855	23,653	24,093

Catalina Marketing Corp.	(r)	Media	L + 675	1.00%	4/11/2022	6,020	5,976	6,035

CHG Companies, Inc.	(e)(r)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	10,485	10,369	10,699

CRC Health Group, Inc.	(h)(s)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	30,526	30,153	30,699

CTI Foods Holding Co., LLC	(s)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,901	23,538

Data Device Corp.	(r)	Capital Goods	L + 1000	1.50%	7/11/2019	8,000	7,873	7,880

Excelitas Technologies Corp.	(i)(q)(s)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021	108,167	108,167	110,222

Greenway Medical Technologies	(s)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	26,396	26,015	26,627

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Gruppo Argenta S.p.A. (LU)	(f)(g)(i)(q)(EUR)	Retailing	12.00% PIK		1/31/2019	€21,459	$23,119	$24,624

Gypsum Management & Supply, Inc.	(s)	Capital Goods	L + 675	1.00%	4/1/2022	$13,207	13,078	13,389

Integra Telecom Holdings, Inc.	(s)	Telecommunication Services	L + 850	1.25%	2/21/2020	3,000	3,064	3,065

Learfield Communications, Inc.	(h)(s)	Media	L + 775	1.00%	10/8/2021	10,815	10,897	11,038

Liberty Cablevision of Puerto Rico, LLC	(h)(s)	Media	L + 675	1.00%	6/26/2023	3,721	3,703	3,748

Lightower Fiber, LLC	(e)(h)(s)	Telecommunication Services	L + 675	1.25%	4/12/2021	5,282	5,318	5,357

Maxim Crane, LP	(e)(s)	Capital Goods	L + 925	1.00%	11/26/2018	5,168	5,304	5,293

Misys Ltd. (UK)	(e)(f)(g)	Software & Services	12.00%		6/12/2019	3,000	3,332	3,455

Monarch (LU)	(e)(f)(g)(s)	Materials	L + 700	1.25%	4/3/2020	1,558	1,551	1,603

NewWave Communications, Inc.	(s)	Media	L + 800	1.00%	10/30/2020	13,712	13,670	13,867

P2 Energy Solutions, Inc.	(t)	Software & Services	L + 800	1.00%	4/30/2021	9,283	9,195	9,465

Packaging Coordinators, Inc.	(i)(s)	Materials	L + 825	1.25%	10/31/2020	11,827	11,722	11,626

Polyconcept Finance BV (NL)	(f)(g)(i)(s)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727	46,727	45,512

Progressive Solutions	(h)(r)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145	20,983	21,251

RedPrairie Corp.	(e)(s)	Software & Services	L + 1000	1.25%	12/21/2019	18,150	18,167	18,354

Sabine Oil & Gas, LLC	(e)(g)(s)	Energy	L + 750	1.25%	12/31/2018	14,527	14,410	14,817

SafeNet, Inc.	(i)(r)	Software & Services	L + 750	1.00%	3/5/2021	20,829	20,528	20,663

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Safety Technology Holdings, Inc.	(i)(s)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	$30,402	$29,693	$30,691

Sheridan Holdings, Inc.	(e)(r)	Health Care Equipment & Services	L + 725	1.00%	12/13/2021	13,899	13,833	14,247

SI Organization, Inc.	(s)	Capital Goods	L + 800	1.00%	5/23/2020	56,000	55,447	56,175

StoneRiver Holdings, Inc.	(r)	Insurance	L + 725	1.25%	5/30/2020	6,746	6,724	6,792

Talbots, Inc.	(h)(s)	Retailing	L + 725	1.00%	3/19/2021	15,074	14,970	14,924

The TelX Group, Inc.	(h)(s)	Telecommunication Services	L + 650	1.00%	4/9/2021	11,696	11,681	11,742

Travelport, LLC	(e)(t)	Software & Services	L + 800	1.50%	1/31/2016	18,868	18,593	19,481

Websense, Inc.	(s)	Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	22,131	22,031	22,325

Total Senior Secured Loans—Second Lien							$740,139	$752,113

Senior Secured Bonds—7.3%

Artesyn Technologies, Inc.	(h)(j)(k)	Technology Hardware & Equipment	9.75%		10/15/2020	6,954	6,905	6,832

Essar Steel Algoma, Inc. (CA)	(f)(g)(j)(k)	Materials	9.38%		3/15/2015	339	340	338

Guitar Center, Inc.	(j)(k)	Retailing	6.50%		4/15/2019	21,542	21,322	21,326

Hot Topic, Inc.	(j)(k)	Consumer Durables & Apparel	9.25%		6/15/2021	2,419	2,399	2,685

Louisiana Public Facilities Authority	(i)	Energy	11.50%		1/1/2020	50,580	49,190	51,086

New Enterprise Stone & Lime Co., Inc.	(k)(q)	Capital Goods	5.00%, 8.00% PIK		3/15/2018	10,474	10,556	11,784

OAG Holdings, LLC	(i)(q)	Energy	8.00%, 2.00% PIK		12/20/2020	20,210	17,493	19,018

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Ryerson, Inc.	(e)	Materials	9.00%		10/15/2017	$5,814	$5,814	$6,221

SquareTwo Financial Corp.	(k)	Banks	11.63%		4/1/2017	11,802	11,767	11,389

Total Senior Secured Bonds							$125,786	$130,679

Total Senior Debt—91.9%							$1,613,582	$1,645,258

Subordinated Debt—22.3%

Cemex Materials, LLC	(h)(j)(k)	Materials	7.70%		7/21/2025	25,312	25,261	29,235

Ceridian Corp.	(j)(k)	Commercial & Professional Services	8.13%		11/15/2017	6,246	6,230	6,308
	(k)		11.00%		3/15/2021	16,201	17,505	18,712

CHS/Community Health Systems, Inc.	(g)(j)(k)	Health Care Equipment & Services	6.88%		2/1/2022	114	114	121

CommScope, Inc.	(g)(j)(k)	Technology Hardware & Equipment	5.00%		6/15/2021	11,784	11,784	12,020
	(g)(j)(k)		5.50%		6/15/2024	10,219	10,219	10,385

Datatel, Inc.	(e)(j)(q)	Software & Services	9.63%		12/1/2018	9,287	9,207	9,659

Education Management, LLC	(g)(k)(q)	Consumer Services	15.00%, 1.00% PIK		7/1/2018	1,299	1,306	649

Essar Steel Algoma, Inc. (CA)	(f)(g)(j)(k)	Materials	9.88%		6/15/2015	6,973	5,404	4,463

GCI, Inc.	(k)	Telecommunication Services	8.63%		11/15/2019	41,782	44,276	44,132
	(k)		6.75%		6/1/2021	158	151	160

Global Closure Systems (FR)	(f)(g)(i)(q)(EUR)	Materials	13.00% PIK		11/15/2019	€18,987	25,031	25,791

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Griffins Foods, Ltd. (NZ)	(f)(g)(i)(q)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019	N$	50,650	39,819	44,746

Gruppo Argenta S.p.A. (LU)	(f)(g)(i)(q)(EUR)	Retailing	15.00% PIK		11/11/2018		€635	$876	$693

Gymboree Corp.	(k)	Retailing	9.13%		12/1/2018		$3,335	3,210	2,226

Hilding Anders (SE)	(f)(g)(i)(q)(s)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021		€86,803	103,350	106,736
	(f)(g)(i)(q)(s)(EUR)		12.00% PIK		12/31/2023		15,739	1,004	1,050
	(f)(g)(i)(q)(s)(EUR)		18.00% PIK		12/31/2024		7,046	6,786	7,973

Hot Topic, Inc.	(j)(k)(q)	Consumer Durables & Apparel	12.00%		5/15/2019		$8,113	7,962	8,640

iPayment, Inc.	(k)	Software & Services	10.25%		5/15/2018		12,066	9,799	10,920

JC Penney Corp., Inc.	(g)(k)	Retailing	5.65%		6/1/2020		11,803	8,957	10,328

Men’s Wearhouse, Inc.	(g)(j)(k)	Retailing	7.00%		7/1/2022		5,285	5,285	5,470

Summit Materials, LLC	(k)	Materials	10.50%		1/31/2020		9,711	10,536	10,925

The TelX Group, Inc.	(i)(q)	Telecommunication Services	13.50% PIK		7/9/2021		3,239	3,472	3,232

Towergate Finance PLC (UK)	(f)(g)(j)(k)(GBP)	Insurance	10.50%		2/15/2019		£14,608	23,298	24,130

Total Subordinated Debt								$380,842	$398,704

Structured Products—2.0%
KKR BPT Holdings Aggregator, LLC	(g)(i)(l)*	Diversified Financials					N/A	2,500	2,500

Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(f)(g)(i)(j)	Diversified Financials	10.75%		11/13/2018		$28,221	28,221	28,278

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
VSK Holdings, Ltd. (KY)	(f)(g)(i)(m)(EUR)	Diversified Financials				620,377	$—	$5,275

Total Structured Products							$30,721	$36,053

Equity / Other—3.9%
Ally Financial, Inc., Preferred Stock	(g)(j)(k)	Banks	7.00%			230	229	232

Cengage Learning Holdings II, LP , Common Stock	(e)*	Media				227,802	7,529	7,973

Excelitas Technologies Corp., Class A Membership Interest	(i)*	Technology Hardware & Equipment				N/A	5,636	5,631

Genesys Telecommunications Laboratories, Inc., Common Stock	(i)*	Software & Services				5,775	449	742

Global Closure Systems (FR), Limited Partnership Interest	(f)(g)(i)*(EUR)	Materials				N/A	823	1,186

Gruppo Argenta S.p.A. (LU) ,Warrants	(f)(g)(i)*(EUR)	Retailing				225,289	5,342	5,285

Hilding Anders (SE), Class A Common Stock	(f)(g)(i)*(SEK)	Consumer Durables & Apparel				1,394,288	132	128

Hilding Anders (SE), Class B Common Stock	(f)(g)(i)*(SEK)	Consumer Durables & Apparel				260,253	25	24

Hilding Anders (SE), Equity Options	(f)(g)(i)*(SEK)	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	13,891

Jasper Parent, LLC, Common Stock	(i)*	Consumer Durables & Apparel				5,451	1,090	4,334

Jones Apparel Group Holdings, Inc., Common Stock	(i)*	Consumer Durables & Apparel				5,451	1,090	1,304

Nine West Holdings, Inc., Common Stock	(i)*	Consumer Durables & Apparel				5,451	6,542	6,100

OAG Holdings, LLC, Overriding Royalty Interest	(i)	Energy				N/A	2,354	2,182

Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(g)(i)	Diversified Financials				N/A	9,119	7,751

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Stuart Weitzman, Inc., Common Stock	(i)*	Consumer Durables & Apparel				5,451	$7,359	$12,489

Total Equity / Other							$62,707	$69,252

Total Investments, excluding Short Term Investments—120.1%							$2,087,852	$2,149,267

Short Term Investments—1.2%
Goldman Sachs Financial Square Funds—Prime Obligations Fund, FST Preferred Shares (e)(n)			0.01%			21,363,007	21,363	21,363
State Street Institutional Liquid Reserves Fund, Institutional Class	(n)		0.06%			64,930	65	65

Total Short Term Investments							$21,428	$21,428

TOTAL INVESTMENTS—121.3%(p)							$2,109,280	$2,170,695

LIABILITIES IN EXCESS OF OTHER ASSETS—(21.3%)								(381,250)

NET ASSETS—100.0%								$1,789,445

Collateral on Deposit with Custodian—3.3%

Bank of Nova Scotia—Certificate of Deposit			0.14%		9/30/2014	59,550	$59,550	59,550
Total Collateral on Deposit with Custodian							$59,550	$59,550

Derivative Instruments—(0.3%) (Note 4)
Foreign currency forward contracts	(g)		N/A		7/2014- 4/2017		$—	(5,112)
Total return swaps	(g)(i)		N/A		1/15/2016		$—	$491

Total Derivative Instruments							$—	$(4,621)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/Non-Affiliate Investments are investments that are neither Controlled Investments nor Affiliate Investments.

(c)	Denominated in U.S. Dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.

(f)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(g)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 70.2% of the Company’s total assets represented qualifying assets as of June 30, 2014.

(h)	Position or portion thereof unsettled as of June 30, 2014.

(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(j)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(k)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

(l)   Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as Controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2014 represents 7.5% of the Company’s net assets. Fair value as of December 31, 2013 and June 30, 2014 along with transactions during the six months ended June 30, 2014 in these Affiliated investments are as follows (amounts in thousands):

			Gross			Six Months Ended June 30, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Hilding Anders
Subordinated Debt	$—	$111,140	$—	$4,619	$115,759	$—	$4,006	$—	$—
Class A Common Stock	—	132	—	(4)	128	—	—	—	—
Class B Common Stock	—	25	—	(1)	24	—	—	—	—
Equity Options	—	14,988	—	(1,097)	13,891	—	—	—	—
VSK Holdings, Ltd.								—	—
Structured Product	21,481	—	(21,474)	5,268	5,275	—	—	—	577

Totals	$21,481	$126,285	$(21,474)	$8,785	$135,077	$—	$4,006	$—	$577

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

(m)   Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2014 represents 0.1% of the Company’s net assets. Fair value as of December 31, 2013 and June 30, 2014 along with transactions during the six months ended June 30, 2014 in these controlled investments are as follows (amounts in thousands):

	Fair Value at	Gross	Gross			Six Months Ended June 30, 2014
Controlled Investments	December 31, 2013	Additions (Cost)*	Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC
Structured Product	$2,500	$—	$—	$—	$2,500	$—	$—	$—	$—

Totals	$2,500	$—	$—	$—	$2,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(n)   7-day effective yield as of June 30, 2014.

(o)   The value of this investment is net of unfunded delayed draw loan commitments of $33,652.

(p)   As of June 30, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $71,420; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $10,005; the net unrealized appreciation was $61,415; the aggregate cost of securities for Federal income tax purposes was $2,109,780.

(q)   The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

PIK Security Name	Local Currency	12/31/2013 Local Par	Six Months Ended 6/30/2014 Local Par Additions	Six Months Ended 6/30/2014 Local Par Capitalized PIK	6/30/2014 Local Par	Total Current Interest Rate	Current PIK Rate	Maximum PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	26,464	-	2,096	28,560	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,650	-	106	8,756	L+625	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	-	-	9,287	9.63%	0.00%	10.38%
Education Management, LLC - 15.00%, 1.00% PIK	USD	1,299	-	-	1,299	16.00%	1.00%	1.00%
Excelitas Technologies Corp. - L + 975, 1.50% PIK	USD	107,355	-	812	108,167	L+1125	1.50%	1.50%
Global Closure Systems - 13.00% PIK	EUR	17,828	-	1,159	18,987	13.00%	13.00%	13.00%
Griffins Foods, Ltd. - 13.75% PIK	NZD	47,417	-	3,233	50,650	13.75%	13.75%	13.75%
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	-	635	-	635	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	-	21,459	-	21,459	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	-	7,046	-	7,046	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	81,478	-	5,325	86,803	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	-	15,739	-	15,739	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	-	-	8,113	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	-	46,625	-	46,625	11.00%	1.00%	1.00%
New Enterprise Stone & Lime Co., Inc. - 5.00%, 8.00% PIK	USD	10,071	-	403	10,474	13.00%	8.00%	10.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,008	-	202	20,210	10.00%	2.00%	2.00%
The TelX Group, Inc. - 13.50% PIK	USD	-	3,142	97	3,239	13.50%	13.50%	13.50%

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2014

(in thousands, except share amounts)

(r)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2014 was 0.15%. The base rate for each investment may be different from the reference rate on June 30, 2014.

(s)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2014 was 0.23%. The base rate for each investment may be different from the reference rate on June 30, 2014.

(t)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2014 was 0.33%. The base rate for each investment may be different from the reference rate on June 30, 2014.

(u)	The interest rate on these investments is subject to a base rate of U.S. Prime Rate, which at June 30, 2014 was 3.25%. The base rate for each investment may be different from the reference rate on June 30, 2014.

(v)	The interest rate on these investments is subject to a base rate of GBP LIBOR, which at June 30, 2014 was 0.47%. The base rate for each investment may be different from the reference rate on June 30, 2014.

Abbreviations:

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.365 as of June 30, 2014.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.703 as of June 30, 2014.

NZD - New Zealand Dollar; local currency investment amount is denominated in New Zealand Dollars. N$1 / US $0.876 as of June 30, 2014.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronas. SEK1 / US $0.148 as of June 30, 2014.

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

NL - The Netherlands

NZ - New Zealand

SE - Sweden

UK - United Kingdom

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P - U.S. Prime Rate

PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to condensed consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Senior Secured Loans - First Lien—44.7%

Algeco/Scotsman (LU)	(e)(f)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	$ 26,464	$ 26,243	$ 27,787

Aspen Dental Management, Inc.	(g)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016	6,053	6,005	6,008

Avaya, Inc.	(g)	Technology Hardware & Equipment	L + 675	1.25%	3/31/2018	33,909	33,105	34,468

Bluestem Brands, Inc.	(g)(h)	Consumer Durables & Apparel	L + 650	1.00%	12/6/2018	57,731	55,422	57,154

Catalina Marketing Corp.	(g)	Media	L + 425	1.00%	10/12/2020	5,215	5,273	5,295

Cemex S.A.B. de C.V. (MX)	(e)(f)	Materials	L + 450		2/14/2017	3,441	3,222	3,411

Cengage Learning Acquisitions, Inc.	(g)(i)	Media	L + 550		7/5/2017	2,701	2,036	2,119

Continental Building Products, LLC	(g)	Materials	L + 375	1.00%	8/28/2020	9,203	9,159	9,221

Data Device Corp.	(g)	Capital Goods	L + 650	1.50%	7/11/2018	10,873	10,683	10,900

Distribution International, Inc.		Retailing	L + 650	1.00%	7/16/2019	48,387	47,932	48,174

Easton-Bell Sports, Inc.	(j)	Consumer Durables & Apparel	11.50%		12/31/2015	24,247	24,259	24,247

Flagstone Foods Holding Corp.	(j)	Food & Staples Retailing	L + 575	1.25%	4/15/2018	20,103	19,916	20,017

Football Association of Ireland (IE)	(e)(f)(j)(EUR)	Consumer Durables & Apparel	6.20%		12/20/2020	€ 44,390	59,588	59,843

Greenway Medical Technologies		Health Care Equipment & Services	L + 500	1.00%	11/4/2020	$ 20,413	20,182	20,413

Guitar Center, Inc.	(g)	Retailing	L + 600		4/9/2017	19,523	19,111	19,096

Internet Brands, Inc.		Media	L + 500	1.25%	3/18/2019	31,792	30,254	31,991

iPayment, Inc.	(g)	Software & Services	L + 525	1.50%	5/8/2017	3,186	3,134	3,107

IPC Systems, Inc.	(g)	Technology Hardware & Equipment	L + 650	1.25%	7/31/2017	1,487	1,455	1,492
	(g)		L + 650	1.25%	7/31/2017	6,372	6,270	6,352

J. Jill	(j)	Retailing	L + 850	1.50%	4/29/2017	7,954	7,954	7,954

Jacuzzi Brands, Inc. (LU)	(f)(j)	Capital Goods	L + 650	1.25%	7/3/2019	41,938	41,151	41,854

KeyPoint Government Solutions, Inc.	(j)	Capital Goods	L + 600	1.25%	11/13/2017	31,383	30,871	31,383

MCS AMS Sub-Holdings, LLC		Commercial & Professional Services	L + 600	1.00%	10/15/2019	50,455	48,973	48,879

North American Breweries Holdings, LLC		Food, Beverage & Tobacco	L + 625	1.25%	12/11/2018	4,920	4,836	4,821

OpenLink Financial, Inc.		Software & Services	L + 625	1.50%	10/30/2017	46	46	46

Sportsman’s Warehouse, Inc.	(j)	Retailing	L + 1075	1.25%	8/20/2019	23,654	23,159	23,760
	(j)		L + 600	1.25%	8/20/2019	40,211	39,830	40,593

Travelport, LLC	(g)	Software & Services	L + 500	1.25%	6/26/2019	5,416	5,338	5,565

Willbros United States Holding, Inc.	(e)	Energy	L + 975	1.25%	8/5/2019	33,614	32,477	34,118

Wilton Brands, LLC	(g)	Materials	L + 625	1.25%	8/30/2018	8,720	8,573	8,335

Total Senior Secured Loans - First Lien							$626,457	$638,403

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Sheridan Holdings, Inc.	(h)	Health Care Equipment & Services	L + 725	1.00%	12/13/2021	13,899	13,830	14,030

StoneRiver Holdings, Inc.		Insurance	L + 725	1.25%	5/30/2020	15,860	15,782	16,029

Talbots, Inc.	(j)	Retailing	L + 800	1.25%	8/30/2018	50,000	50,000	50,450

Travelport, LLC	(g)	Software & Services	L + 800	1.50%	1/31/2016	18,868	18,533	19,582

Websense, Inc.		Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	32,018	31,866	32,098

Total Senior Secured Loans - Second Lien							$663,135	$670,961

Senior Secured Bonds—11.5%

Allen Systems Group, Inc.	(k)(l)	Software & Services	10.50%		11/15/2016	106	73	57

American Rock Salt Co., LLC	(k)(l)	Materials	8.25%		5/1/2018	9,690	9,051	9,763

Artesyn Technologies, Inc.	(e)(k)	Technology Hardware & Equipment	9.75%		10/15/2020	3,567	3,567	3,745

Avaya, Inc.	(g)(k)	Technology Hardware & Equipment	7.00%		4/1/2019	3,722	3,436	3,648
	(k)		9.00%		4/1/2019	7,048	7,035	7,365

Cengage Learning Acquisitions, Inc.	(i)(k)(l)	Media	11.50%		4/15/2020	$ 12,154	$ 12,398	$ 9,738

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	9.25%		6/15/2021	27,300	27,464	28,597

Louisiana Public Facilities Authority	(j)	Energy	11.50%		1/1/2020	50,580	49,070	49,063

New Enterprise Stone & Lime Co., Inc.	(l)	Capital Goods	5.00%, 8.00% PIK		3/15/2018	10,071	10,162	11,381

OAG Holdings, LLC	(e)(j)	Energy	8.00%, 2.00% PIK		12/20/2020	20,008	17,163	17,153

Pinnacle Agriculture Holdings, LLC	(k)(l)	Materials	9.00%		11/15/2020	2,193	2,193	2,327

Ryerson, Inc.	(g)	Materials	9.00%		10/15/2017	5,814	5,814	6,163

SquareTwo Financial Corp.	(l)	Banks	11.63%		4/1/2017	6,309	6,566	6,522

Wise Metals Group, LLC	(k)(l)	Materials	8.75%		12/15/2018	2,148	2,148	2,261

Xella Holdco Finance SA (LU)	(e)(f)(k)(l)(EUR)	Materials	9.13% or 9.88% PIK		9/15/2018	€ 5,097	6,860	7,345

Total Senior Secured Bonds							$163,000	$165,128

Total Senior Debt—103.1%							$1,452,592	$1,474,492

Subordinated Debt—25.9%

Algeco/Scotsman (LU)	(e)(f)(k)(l)	Consumer Durables & Apparel	10.75%		10/15/2019	$ 179	181	189

CDW Corp.	(e)	Technology Hardware & Equipment	12.54%		10/12/2017	1,879	1,986	1,964

Cemex Materials, LLC	(k)(l)	Materials	7.70%		7/21/2025	23,312	22,941	24,128

Cequel Communications Holdings, LLC	(k)(l)	Media	5.13%		12/15/2021	5,000	4,834	4,688

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Ceridian Corp.	(l)	Commercial & Professional Services	11.00%		3/15/2021	$ 16,201	$ 17,574	$ 18,672

Commscope, Inc.	(k)(l)	Technology Hardware & Equipment	6.63% or 7.38% PIK		6/1/2020	5,000	4,976	5,200

CompuCom Systems, Inc.	(k)(l)	Software & Services	7.00%		5/1/2021	9,847	9,566	9,773

ConvaTec Healthcare E SA (LU)	(e)(f)(k)(l)	Health Care Equipment & Services	8.25% or 9.00% PIK		1/15/2019	2,545	2,521	2,605

CRC Health Group, Inc.	(l)	Health Care Equipment & Services	10.75%		2/1/2016	6,021	6,047	6,036

Datatel, Inc.	(g)(k)	Software & Services	9.63% or 9.63% PIK		12/1/2018	9,287	9,195	9,566

Education Management, LLC	(e)	Consumer Services	15.00%		7/1/2018	1,299	1,307	1,409

Epicor Software Corp.	(k)(l)	Software & Services	9.00% or 9.75% PIK		6/15/2018	39,815	39,090	41,507

GCI, Inc.	(l)	Telecommunication Services	8.63%		11/15/2019	8,575	9,041	9,111
	(l)		6.75%		6/1/2021	14,381	13,737	13,770

Genesys Telecommunications Laboratories, Inc.	(j)(EUR)	Software & Services	12.50%		1/31/2020	€ 2,044	2,637	2,924

Global Closure Systems (FR)	(e)(f)(j)(EUR)	Materials	12.00% or 13.00% PIK		11/15/2019	17,828	23,443	25,140

Griffins Foods, Ltd. (NZ)	(e)(f)(j)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019	N$ 47,417	36,916	39,035

Gymboree Corp.	(l)	Retailing	9.13%		12/1/2018	$ 3,335	3,199	3,072

Hilding Anders (SE)	(e)(f)(j)(EUR)	Consumer Durables & Apparel	12.00% or 13.00% PIK		6/30/2021	€ 81,478	95,634	98,974

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	12.00% or 12.75% PIK		5/15/2019	$ 8,113	$ 7,951	$ 8,032

iPayment, Inc.		Software & Services	10.25%		5/15/2018	4,634	4,289	3,800

JC Penney Corp., Inc.	(e)	Retailing	5.65%		6/1/2020	11,139	8,338	8,744

Summit Materials, LLC	(l)	Materials	10.50%		1/31/2020	462	518	508

The TelX Group, Inc.	(j)(k)	Telecommunication Services	12.00% or 10.00%, 2.00% PIK		9/26/2019	5,517	5,952	5,848

Towergate Finance PLC (UK)	(e)(f)(k)(l)(GBP)	Insurance	10.50%		2/15/2019	£ 14,608	23,366	25,436

Total Subordinated Debt							$ 355,239	$ 370,131

Structured Products—3.9%

KKR BPT Holdings Aggregator, LLC	(e)(j)(q)*	Diversified Financials				$ 2,500	2,500	2,500

Start CLO Ltd. 2010-6A Class A (KY)	(e)(f)(j)(k)(m)	Diversified Financials	L + 1600		4/1/2014	3,310	3,325	3,359

Trade Finance Funding I, Ltd. 2013-1A Class B	(e)(j)(k)	Diversified Financials	10.75%		11/13/2018	28,221	28,221	28,235

VSK Holdings, Ltd. (KY)	(e)(f)(j)(p)*	Diversified Financials				620	21,474	21,481

Total Structured Products							$ 55,520	$ 55,575

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Equity / Other—1.7%

Excelitas Technologies Corp., Common Stock	(j)*	Technology Hardware & Equipment				5,636,153	5,636	5,566

Genesys Telecommunications Laboratories, Inc., Common Stock	(j)*	Software & Services				448,908	449	672

Global Closure Systems (FR), Common Stock	(e)(f)(j)*	Materials				597,989	$823	$823

Hilding Anders (SE), Equity Options	(e)(f)(j)*	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	15,256

OAG Holdings, LLC, Overriding Royalty Interest	(e)(j)*	Energy				2,353,940	2,354	2,354

Total Equity / Other							$24,250	$24,671

Total Investments, excluding Short Term Investments – 134.6%							$1,887,601	$1,924,869

Short Term Investments—10.5%

Goldman Sachs Financial Square Funds - Prime Obligations Fund, FST Preferred Shares	(g)(n)		0.01%			149,800,957	$149,801	$149,801
State Street Institutional Liquid Reserves Fund, Institutional Class	(n)		0.06%			102,061	102	102

Total Short Term Investments							$149,903	$149,903

TOTAL INVESTMENTS — 145.1%(o)							$2,037,504	2,074,772

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.1%)								(644,338)

NET ASSETS—100.0%								$1,430,434

Collateral on Deposit with Custodian—2.6%

Bank of Nova Scotia - Certificate of Deposit			0.16%		3/31/2014	$ 37,501	$37,501	$37,501

Total Collateral on Deposit with Custodian							$37,501	$37,501

Derivative Instruments—(0.1%)

Foreign currency forward contracts	(e)		N/A		1/2014 - 1/2015		$—	$(3,181)
Total return swaps	(e)(j)		N/A		1/15/2016		—	1,861

Total Derivative Instruments							$—	$(1,320)

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-Controlled/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(c)	Denominated in U.S. Dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.8% of the Company’s total assets represented qualifying assets as of December 31, 2013.
(f)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be in a different country than the domicile of the portfolio company.
(g)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Position or portion thereof unsettled as of December 31, 2013.
(i)	Investment was on non-accrual status as of December 31, 2013.
(j)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(k)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(l)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.
(m)	A portfolio company investment structured as a credit-linked floating rate note.
(n)	7-day effective yield as of December 31, 2013.
(o)	As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,062; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,918; the net unrealized appreciation was $37,144; the aggregate cost of securities for Federal income tax purposes was $2,037,628.
(p)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as Controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represents 1.5% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in these Affiliated investments are as follows (amounts in thousands):

	Fair Value at	Gross	Gross		Fair Value at	Year Ended December 31, 2013
Non-controlled, Affiliated Investments	December 31, 2012	Additions (Cost)*	Reductions (Cost)**	Net Unrealized Gain (Loss)	December 31, 2013	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
VSK Holdings, Ltd. Structured Product	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

Totals	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2013 represents 0.2% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in these Controlled investments are as follows (amounts in thousands):

	Fair Value at	Gross	Gross			Year Ended December 31, 2013
Controlled Investments	December 31, 2012	Additions (Cost)*	Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC Structured Product	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

Totals	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

SE - Sweden

SG - Singapore

UK - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK - Payment-in-kind; the issuance of additional securities by the borrowers to settle interest payment obligations.

See notes to consolidated financial statements.

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.       Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and it is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company commenced business operations on June 17, 2011 and it commenced investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (Registration No. 333-189544) (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock for an approximate maximum offering amount of $2.3 billion (the “Follow-On Offering”). Immediately prior to the commencement of the Follow-On Offering in November 2013, the Company terminated its initial continuous public offering (the “Initial Offering”). Through the termination date of the Initial Offering, the Company sold approximately 141 million shares of common stock, including reinvestment of distributions, for total gross proceeds of approximately $1.5 billion. The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.”

As of June 30, 2014, the Company had three wholly owned financing subsidiaries. CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”) were established on July 15, 2011 and August 13, 2013, respectively, both for the purpose of arranging secured, revolving credit facilities with banks and to borrow money to invest in portfolio companies. Halifax Funding LLC (“Halifax Funding”) was established on October 11, 2012 for the purpose of entering into total return swaps (“TRS”). The Company has also formed FCF LLC, a taxable subsidiary (the “Taxable Subsidiary”), which is taxed as a corporation for federal income tax purposes. The purpose of the Taxable Subsidiary is to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the RIC requirements.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts and certain over-the-counter derivatives.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, illiquid corporate bonds and loans, common and preferred stock investments and equity options that lack observable market pricing.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for debt and equity securities whose market prices are not otherwise readily available, as described below:

•	The quarterly valuation process initially begins with each portfolio company or investment being initially valued by KKR (internal valuation) and/or the Company’s independent third party valuation firm (external valuation), which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each investment, along with supporting documentation, to CNL and the Company where the valuation recommendations and internal/external valuation documentation are reviewed by CNL and the Company’s management.

•	The Company’s audit committee then reviews the valuation recommendations and supporting documentation.

•	The Company’s board of directors then discusses the investment valuation recommendations with the Advisors and determines the fair value of these investments in good faith.

Depending on the relative liquidity in the markets for certain assets, the Company may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. The valuation techniques used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

•	Corporate Debt Securities and Corporate Loans, at Estimated Fair Value: Corporate debt securities and corporate loans, at estimated fair value are initially valued at (i) transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

•	Equity Investments, at Estimated Fair Value: Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

•	Total Return Swaps, at Estimated Fair Value: The Company values its TRS in accordance with the TRS agreements between the Company (or its wholly owned subsidiary) and the TRS counter-party, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s management reviews, tests and compares (i) the indicative bid prices assigned to each TRS asset by the TRS counter-party, based on the inputs provided by third-party pricing services with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s management reviews the calculations of both collected and accrued interest, TRS financing costs, and realized gains and losses that also determine the aggregate fair value of the TRS. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period conclusions of the fair value components, refer to Note 4.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

The Company has investments in debt securities which contain a contractual payment-in-kind (“PIK”) interest provision. PIK interest computed at the contractual rate specified in the investment’s credit agreement is accrued into income and reflected as interest receivable up to the interest payment date. PIK investments offer issuers either the option or the obligation at each interest payment date of making interest payments with the issuance of additional securities. When additional securities are received by the Company, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On the interest payment dates the Company capitalizes the accrued interest receivable as additional principal due from the borrower. PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. If the portfolio company valuation indicates a value of the PIK investment that is not sufficient to cover the contractual PIK interest, the Company will not accrue PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered taxable income, could create an additional distribution requirement to the Company’s shareholders.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed when a debt security is placed on non-accrual status. Interest payments received on non-accrual debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current on interest payment obligations. The Company may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection. The contractual interest associated with a debt security that has been placed on non-accrual status might increase taxable income, which could create an additional distribution requirement to the Company’s shareholders to maintain the Company’s status as a RIC.

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and total return swaps. The Company marks the value of its derivative instruments to market value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of the net accrued interest income and accrued TRS financing charges owed and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gain (loss) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of any realized gains or losses on the TRS assets and the net interest received or paid on the quarterly TRS settlement date.

Deferred Financing Costs - Financing costs, including upfront fees, commitment fees and legal fees, related to the Company’s credit facilities, term loan and total return swaps are deferred and amortized over the life of the related debt facility or total return swaps using either the effective interest method or straight-line method. Deferred financing costs are included in prepaid and deferred expenses in the condensed consolidated statements of assets and liabilities.

Paid In Capital - The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Foreign Currency Translation, Transactions and Gains/Losses - Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) in derivative instruments on the condensed consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the condensed consolidated statements of operations.

Management Fees - The Company accrues for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally the determination of whether the accrued incentive fee on capital gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Organization and Offering Expenses - Organization expenses, including reimbursement payments to Advisors, are expensed on the Company’s condensed consolidated statements of operations. Continuous offering expenses, including reimbursement payments to Advisors, but excluding commission and marketing support fees, are accumulated monthly and capitalized in the condensed consolidated statements of assets and liabilities as deferred offering expenses and then subsequently expensed over a 12-month period.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions – Weekly distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the public offering price on the distribution payment date, net of commissions and marketing support fees.

Federal Income Taxes - The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% non-deductible federal excise tax on this excess taxable income.

The Taxable Subsidiary holds certain portfolio investments of the Company. The Taxable Subsidiary is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in the condensed consolidated financial statements. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities. This income tax expense, or benefit, if any, and the related tax assets and liabilities are recorded in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes in its condensed consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company and the Taxable Subsidiary file federal and state tax returns, their major tax jurisdiction is federal.

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications - Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended June 30, 2014 and 2013. These purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investment purchases, at cost	$525,349	$549,049	$811,400	$785,208
Investment sales, proceeds	90,048	238,983	394,557	288,502
Principal payments/paydown proceeds	126,571	17,678	249,471	59,696

As of June 30, 2014, there were no debt investments on non-accrual status. As of December 31, 2013, debt investments on non-accrual status represented 0.7% and 0.6% of total investments on a cost and fair value basis, respectively.

As of June 30, 2014 and December 31, 2013, the Company’s investment portfolio consisted of the following (amounts in thousands):

	As of June 30, 2014
Asset Category	Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt	$1,613,582	$1,645,258	76.5%	91.9%
Subordinated debt	380,842	398,704	18.6	22.3
Structured products	30,721	36,053	1.7	2.0
Equity/Other	62,707	69,252	3.2	3.9

Subtotal	2,087,852	2,149,267	100.0%	120.1

Short term investments	21,428	21,428		1.2

Total investments	$2,109,280	$2,170,695		121.3%

	As of December 31, 2013
Asset Category	Cost		Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt	$1,452,592		$1,474,492	76.6%	103.1%
Subordinated debt	355,239	(1)	370,131	19.2	25.9
Structured products	55,520		55,575	2.9	3.9
Equity/Other	24,250		24,671	1.3	1.7

Subtotal	1,887,601		1,924,869	100.0%	134.6

Short term investments	149,903		149,903		10.5

Total investments	$2,037,504		$2,074,772		145.1%

(1)	This number has been corrected for a typographical error in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 20, 2014, wherein it had been incorrectly reported as $305,239.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments and derivative instruments, as of June 30, 2014 and December 31, 2013 was as follows:

Industry Composition	June 30, 2014	December 31, 2013
Consumer Durables & Apparel	20.9%	19.0%
Capital Goods	10.8	5.4
Retailing	10.0	10.6
Technology Hardware & Equipment	9.2	12.4
Health Care Equipment & Services	8.5	9.3
Software & Services	6.9	7.7
Energy	5.5	6.1
Diversified Financials	4.9	2.9
Materials	4.5	7.1
Food, Beverage & Tobacco	4.0	5.2
Commercial & Professional Services	3.3	3.5
Telecommunication Services	3.1	1.7
Food & Staples Retailing	2.2	1.7
Media	2.0	3.5
Insurance	1.8	3.5
Remaining Industries	2.4	0.4

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	73.2%	76.9%
Sweden	6.0	5.9
United Kingdom	5.7	2.2
Luxembourg	4.8	4.4
Ireland	2.8	3.1
Netherlands	2.1	2.4
New Zealand	2.1	2.0
Cayman Islands	1.6	1.3
France	1.3	1.3
Remaining Countries	0.4	0.5

Total	100.0%	100.0%

Local Currency
U.S. Dollar	80.6%	84.0%
Euro	11.1	11.2
British Pound Sterling	5.5	2.0
New Zealand Dollar	2.1	2.0
Swedish Krona	0.7	0.8

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities (amounts in thousands):

		Fair Value
Derivative Instrument	Statement Location	June 30, 2014	December 31, 2013
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	$(5,894)	$(3,181)
	Unrealized appreciation on derivative instruments	782	-
TRS	Unrealized appreciation on derivative instruments	491	1,861

Total		$(4,621)	$(1,320)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2014 and 2013 are in the following location in the condensed consolidated statements of operations (amounts in thousands):

		Realized Gain (Loss)
		Three Months Ended		Six Months Ended
Derivative Instrument	Statement Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Foreign currency forward contracts	Net realized gain (loss) on derivative instruments	$(1,119)	$(515)	$(3,172)	$125
TRS	Net realized gain (loss) on derivative instruments	532	2,297	2,394	2,525

Total		$(587)	$1,782	$(778)	$2,650

		Unrealized Gain (Loss)
		Three Months Ended		Six Months Ended
Derivative Instrument	Statement Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$(2,850)	$1,238	$(1,931)	$1,397
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(278)	(1,873)	(1,370)	4,609

Total		$(3,128)	$(635)	$(3,301)	$6,006

Foreign Currency Forward Contracts:

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market exchange rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts outstanding at the end of the period are indicative of the volume of activity during the period.

As of June 30, 2014 and December 31, 2013, the details of the Company’s open foreign currency forward contracts were as follows (amounts in thousands):

June 30, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2014	Unrealized Appreciation (Depreciation)
EUR	Jul. 23, 2014	State Street Bank and Trust		€16,000 Bought	$21,643	$21,910	$267
EUR	Jul. 23, 2014	State Street Bank and Trust		€8,100 Sold	11,005	11,092	(87)
EUR	Jul. 23, 2014	State Street Bank and Trust		€19,575 Sold	27,011	26,806	205
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	23,296	(377)
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	59,609	(1)
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,904 Sold	22,845	23,164	(319)
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,581	(22)
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	21,925	310
EUR	Jan. 11,2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	7,438	(25)
EUR	Jan. 11,2016	J.P. Morgan Chase Bank		€61,000 Sold	83,435	84,011	(576)
GBP	Jul. 23, 2014	State Street Bank and Trust		£23,598 Sold	39,469	40,379	(910)
GBP	Apr. 17, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,738	77, 045	(2,307)
NZD	Jul. 03, 2014	State Street Bank and Trust	N$	43,400 Sold	36,986	37,995	(1,009)
NZD	Jul. 23, 2014	State Street Bank and Trust	N$	4,000 Sold	3,235	3,496	(261)

Total					$434,101	$439,747	$(5,112)

December 31, 2013
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2013	Unrealized Appreciation (Depreciation)
EUR	Jan. 3, 2014	State Street Bank and Trust		€2,100 Sold	$2,745	$2,889	$(144)
EUR	Jan. 10, 2014	State Street Bank and Trust		€8,100 Sold	10,747	11,143	(396)
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	23,402	(483)
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	59,882	(274)
EUR	Jan. 8, 2015	State Street Bank and Trust		€2,100 Sold	2,899	2,891	8
GBP	Jan. 10, 2014	State Street Bank and Trust		£15,100 Sold	23,701	25,004	(1,303)
GBP	Jan. 10, 2014	State Street Bank and Trust		£8,498 Sold	13,484	14,071	(587)
NZD	Jul. 23, 2014	State Street Bank and Trust	N$	4,000 Sold	3,235	3,237	(2)

Total					$139,338	$142,519	$(3,181)

Equity Options:

The Company holds equity options in certain portfolio companies to enhance investment returns in connection with its primary lending activities. In purchasing options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The equity options are recorded as investments in the condensed consolidated statements of assets and liabilities. The aggregate fair value of options as of June 30, 2014 and December 31, 2013 represented 0.8% and 1.1% of the Company’s net assets, respectively.

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or “counterparty”). The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the TRS agreements, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each a “TRS asset” and together the “TRS assets”) with a maximum aggregate notional amount of $500 million. Under the terms of the TRS agreements, each TRS asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by TRS assets and (ii) realized gains from the sale or repayment of TRS assets, if any. Halifax Funding pays to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and (ii) realized losses, if any. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, on the liquidation of TRS assets.

Halifax Funding posts collateral in the form of certificates of deposit held by a custodian. Generally, the required collateral amount is at least 40% of the notional amount of each TRS asset at the time that such TRS asset is confirmed for acquisition by the counterparty. Halifax Funding may be required to post additional collateral in the event of depreciation in the value of TRS assets after such value decreases below a specified amount. Halifax Funding is required to post additional collateral to ensure that the collateral market value, as solely determined by BNS, is at least equal to 25% of the value of the TRS portfolio.

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to the amount of collateral that is posted pursuant to the terms of the TRS agreements. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination as just described, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $5.34 million if the TRS had been terminated as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, Halifax Funding had selected 37 and 20 underlying debt positions, respectively, and had posted $59.55 million and $37.50 million in collateral, respectively, which is recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of June 30, 2014 and December 31, 2013 (amounts in thousands).

	June 30, 2014	December 31, 2013
Settled notional amount	$59,942	$54,829
Unsettled additions	58,997	23,759
Unsettled deletions	-	(18,677)

Total notional amount	$118,939	$59,911

The following table summarizes the fair value components of the TRS portfolio as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Interest and fee income	$988	$1,806
Financing charge	(66)	(103)
Net realized gain (loss)	108	(27)
Net unrealized appreciation of TRS assets	(539)	185

TRS Total fair value	$491	$1,861

The following table summarizes the components of TRS realized gains (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30 2013	June 30, 2014	June 30 2013
Interest and fee income	$750	$4,936	$2,432	$5,719
Financing charge	(93)	(510)	(245)	(719)
Net realized gain (loss)	(125)	2,846	207	2,501

TRS Total realized gains	$532	$7,272	$2,394	$7,501

The following is a summary of the TRS assets as of June 30, 2014 (amounts in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Applied Systems, Inc. (c)	Software & Services	L+325	1.00%	1/25/2021	$ 2,825	$2,815	$(10)
AssuredPartners, Inc. (c)	Insurance	L+350	1.00%	4/2/2021	4,000	3,976	(24)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L+350	1.00%	9/26/2019	3,995	3,983	(12)
California Pizza Kitchen, Inc. (c)	Food & Staples Retailing	L+425	1.00%	3/29/2018	3,995	3,798	(197)
Catalina Marketing Corp.	Media	L+350	1.00%	4/9/2021	4,022	4,004	(18)
Ceridian Corp. (c)	Commercial & Professional Services	L+425	0.00%	5/9/2017	4,025	4,009	(16)
CHG Companies, Inc. (c)	Health Care Equipment & Services	L+325	1.00%	11/19/2019	3,005	2,993	(12)
CityCenter Holdings, LLC (c)	Real Estate	L+400	1.00%	10/16/2020	3,739	3,719	(20)
CTI Foods Holding Co., LLC (c)	Food, Beverage & Tobacco	L+350	1.00%	6/28/2020	4,018	3,993	(25)
Data Device Corp.	Capital Goods	L+650	1.50%	7/11/2018	2,531	2,529	(2)
Emerald Expositions Holding, Inc. (c)	Media	L+425	1.25%	6/17/2020	3,813	3,793	(20)
First American Payment Systems, L.P. (c)	Software & Services	L+450	1.25%	10/12/2018	2,712	2,694	(18)
Gymboree Corp.	Retailing	L+350	1.50%	2/23/2018	2,834	2,685	(149)
Gypsum Management & Supply, Inc.	Capital Goods	L+375	1.00%	4/1/2021	3,990	3,980	(10)
Harbor Freight Tools USA, Inc.	Capital Goods	L+375	1.00%	7/26/2019	4,071	4,049	(22)
Hillman Group, Inc. (c)	Capital Goods	L+350	1.00%	6/30/2021	4,026	4,015	(11)
Hyland Software, Inc. (c)	Software & Services	L+375	1.00%	2/19/2021	1,994	1,977	(17)
Internet Brands, Inc.	Media	P+400	3.25%	3/18/2019	2,452	2,421	(31)
iPayment, Inc. (c)	Software & Services	L+525	1.50%	5/8/2017	7,885	7,843	(42)
Learfield Communications, Inc. (c)	Media	L+350	1.00%	10/9/2020	4,003	3,948	(55)
Liberty Cablevision of Puerto Rico, LLC (c)	Media	L+350	1.00%	12/24/2021	2,296	2,309	13
Neiman Marcus Group, LLC (c)	Retailing	L+325	1.00%	10/25/2020	4,000	3,989	(11)
OneStopPlus Group	Consumer Durables & Apparel	L+350	1.00%	3/18/2021	354	347	(7)
OpenLink Financial, Inc.	Software & Services	L+500	1.25%	10/30/2017	826	826	0
RedPrairie Corp. (c)	Software & Services	L+500	1.00%	12/21/2018	4,006	4,002	(4)
Sabre, Inc. (c)	Transportation	L+325	1.00%	2/19/2019	4,014	4,003	(11)
Sheridan Holdings, Inc.	Health Care Equipment & Services	L+350	1.00%	6/29/2018	1,851	1,845	(6)
StoneRiver Holdings, Inc. (c)	Insurance	L+325	1.25%	11/30/2019	435	433	(2)
The TelX Group, Inc. (c)	Telecommunication Services	L+350	1.00%	4/9/2020	4,012	3,997	(15)
Travelport, LLC	Software & Services	L+500	1.25%	6/26/2019	2,293	2,308	15
Wilton Brands, LLC	Materials	L+625	1.25%	8/30/2018	3,183	3,190	7

Total Senior Secured Loans - First Lien					$ 101,205	$100,473	$(732)

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,214	316
NEP Group, Inc.	Media	L+825	1.25%	7/22/2020	1,315	1,360	45
RedPrairie Corp.	Software & Services	L+1000	1.25%	12/21/2019	5,550	5,435	(115)

Total Senior Secured Loans - Second Lien					$ 9,763	$10,009	$246

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,395	(245)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,868	193

Total Senior Secured Bonds					$ 7,315	$7,263	$(52)

Total Senior Debt					$ 118,283	$117,745	$(538)

Subordinated Debt
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	655	(1)

Total Subordinated Debt					$ 656	$655	$(1)

TOTAL					$ 118,939	$118,400	$(539)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of June 30, 2014.

The following is a summary of the TRS assets as of December 31, 2013 (amounts in thousands):

Company (a)	Industry	Interest Rate		LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Avaya, Inc.	Technology Hardware & Equipment	L+675		1.25%	3/31/2018	$2,573	$2,627	$54
Caraustar Industries, Inc. (c)	Materials	L+625		1.25%	5/1/2019	3,648	3,626	(22)
Catalina Marketing Corp. (c)	Media	L+425		1.00%	10/12/2020	3,526	3,532	6
Continental Building Products, LLC	Materials	L+375		1.00%	8/28/2020	1,985	1,994	9
Data Device Corp. (c)	Capital Goods	L+650		1.50%	7/11/2018	2,680	2,669	(11)
Greenway Medical Technologies	Health Care Equipment & Services	L+500		1.00%	11/4/2020	2,475	2,462	(13)
Internet Brands, Inc. (c)	Media	L+500		1.25%	3/18/2019	2,465	2,440	(25)
IPC Systems, Inc.	Technology Hardware & Equipment	L+650		1.25%	7/31/2017	2,971	3,015	44
OneStopPlus Group (c)	Consumer Durables & Apparel	L+450		1.00%	2/5/2020	7,294	7,285	(9)
Travelport, LLC (c)	Software & Services	L+500		1.25%	6/26/2019	2,304	2,326	22
Wilton Brands, LLC (c)	Materials	L+625		1.25%	8/30/2018	3,316	3,263	(53)

Total Senior Secured Loans - First Lien						$35,237	$35,239	$2

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%			6/12/2019	2,898	3,232	334
NEP Group, Inc.	Media	L+825		1.25%	7/22/2020	1,315	1,360	45
RedPrairie Corp.	Software & Services	L+1000		1.25%	12/21/2019	1,830	1,743	(87)

Total Senior Secured Loans - Second Lien						$6,043	$6,335	$292

Senior Secured Bonds
Artesyn Technologies, Inc. (b)	Technology Hardware & Equipment	9.75%			10/15/2020	3,640	3,640	-
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%			6/15/2021	3,675	3,658	(17)
Pinnacle Agriculture Holdings, LLC	Materials	9.00%			11/15/2020	3,745	3,710	(35)

Total Senior Secured Bonds						$11,060	$11,008	$(52)

Total Senior Debt						$52,340	$52,582	$242

Subordinated Debt
Cequel Communications Holdings, LLC	Media	5.13%			12/15/2021	3,007	2,812	(195)
Commscope, Inc.	Technology Hardware & Equipment	6.63 7.38	% or % PIK		6/1/2020	3,908	4,064	156
Summit Materials, LLC	Materials	10.50%			1/31/2020	656	638	(18)

Total Subordinated Debt						$7,571	$7,514	$(57)

TOTAL						$59,911	$60,096	$185

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2013.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Senior debt	$	$843,757	$801,501	$1,645,258
Subordinated debt	-	208,483	190,221	398,704
Structured products	-	-	36,053	36,053
Equity/Other	-	8,205	61,047	69,252

Subtotal	-	1,060,445	1,088,822	2,149,267
Short term investments	21,428	-	-	21,428

Total investments	$21,428	$1,060,445	$1,088,822	$2,170,695

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$782	$-	$782
Total return swaps	-	-	491	491
Liabilities
Foreign currency forward contracts	-	(5,894)	-	(5,894)

Total	$-	$(5,112)	$491	$(4,621)

	December 31, 2013

Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$863,216	$611,276	$1,474,492
Subordinated debt	-	198,210	171,921	370,131
Structured products	-	-	55,575	55,575
Equity/Other	-	-	24,671	24,671

Subtotal	-	1,061,426	863,443	1,924,869
Short term investments	149,903	-	-	149,903

Total investments	$149,903	$1,061,426	$863,443	$2,074,772

Derivative Type	Level 1	Level 2	Level 3	Total
Assets
Total return swaps	$-	$-	$1,861	$1,861
Liabilities
Foreign currency forward contracts	-	(3,181)	-	(3,181)

Total	$-	$(3,181)	$1,861	$(1,320)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At June 30, 2014, the Company held 44 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $1.09 billion and 50.2% of the total investment portfolio. At December 31, 2013, the Company held 30 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $863.44 million and 41.6% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

As of June 30, 2014
Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$801,501	Discounted Cash Flow	Discount Rate	6.90% - 16.96% (11.01%)	Decrease
			Market Yield	5.62% - 16.83% (8.35%)	Decrease
			Yield Premium	0.00% - 6.50% (2.21%)	Decrease
			Weighted Average Cost of Capital	6.50% - 18.30% (10.95%)	Decrease
			EBITDA Multiple	4.25x - 14.00x (9.04x)	Increase
			Tangible Book Value Multiple	1.75x (1.75x)	Increase
Subordinated Debt	181,198	Discounted Cash Flow	Discount Rate	13.79% - 19.87% (14.93%)	Decrease
			Market Yield	9.00% - 17.43% (10.37%)	Decrease
			Yield Premium	3.90% (3.90%)	Decrease
			Weighted Average Cost of Capital	11.90% - 19.50% (14.97%)	Decrease
			EBITDA Multiple	6.50x - 14.00x (8.72x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,023	Option Pricing Model	EBITDA Multiple	9.00x (9.00x)	Increase
			Implied Volatility	40.00% (40.00%)	Increase
Structured Products	36,053	Discounted Cash Flow	Discount Rate	11.05% - 14.50% (11.59%)	Decrease
Equity/Other – Common	31,786	Market Comparables	EBITDA Multiple	6.50x - 10.50x (8.32x)	Increase
Stock/Class A Membership Interest/ Limited Partnership Interest			Revenue Multiple	0.10x (0.10x)	Increase
	152	Option Pricing Model	EBITDA Multiple	9.00x (9.00x)	Increase
			Implied Volatility	40.00% (40.00%)	Increase
	7,751	Net Asset Value	Underlying Assets / Liabilities	N/A	Increase
Equity/Other – Equity	13,891	Discounted Cash Flow	EBITDA Multiple	9.00x (9.00x)	Increase
Options & Warrants			Discount Rate	13.47% (13.47%)	Decrease
	5,285	Option Pricing Model	EBITDA Multiple	14.00x (14.00x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
Equity/Other – Overriding Royalty Interest	2,182	Discounted Cash Flow	Discount Rate	12.39% (12.39%)	Decrease
Total	$1,088,822

As of December 31, 2013
Asset Group	Fair Value (1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$611,276	Discounted Cash Flow	Discount Rate	7.36% - 14.37% (11.12%)	Decrease
			Market Yield	5.92% - 10.60% (8.58%)	Decrease
			Yield Premium	0.00% - 4.00% (2.31%)	Decrease
			Weighted Average Cost of Capital	6.60% - 14.20% (10.61%)	Decrease
			EBITDA Multiple	5.00x - 9.50x (8.08x)	Increase
Subordinated Debt	171,921	Discounted Cash Flow	Discount Rate	11.26% - 15.51% (14.77%)	Decrease
			Market Yield	6.30% - 11.92% (11.12%)	Decrease
			Yield Premium	4.00% (4.00%)	Decrease
			Weighted Average Cost of Capital	7.70% - 15.20% (14.36%)	Decrease
			EBITDA Multiple	7.50x - 12.00x (9.25x)	Increase
Structured Products	3,359	Broker Quote	Bid Price	101.50 (101.50)	Increase
	52,216	Discounted Cash Flow	Discount Rate	11.34% (11.34%)	Decrease
Equity/Other – Common Stock	7,061	Market Comparables	EBITDA Multiple	8.90x - 10.00x (9.02x)	Increase
Equity/Other – Equity Options	15,256	Discounted Cash Flow	EBITDA Multiple	9.75x (9.75x)	Increase
			Discount Rate	12.00% (12.00%)	Decrease
Equity/Other – Overriding Royalty Interest	2,354	Discounted Cash Flow	Discount Rate	13.71% (13.71%)	Decrease
Total	$863,443

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the current period conclusions of the fair value of the TRS.
(2)	For the assets and investment that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(3)	Weighted average amounts are based on the estimated fair values.
(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

In the above tables, certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the Company’s fair value estimates. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market comparables approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third-party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from mergers and acquisitions activities for comparable companies and enterprise values, among other factors.

The following tables provide a reconciliation for the three and six months ended June 30, 2014 of investments for which Level 3 inputs were used in determining fair value (amounts in thousands):

	Three Months Ended June 30, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of April 1, 2014	$701,314	$174,172	$57,319	$44,099	$769	$977,673
Additions (1)	164,248	22,890	-	18,164	-	205,302
Net realized gain (loss) (2)	280	(186)	(186)	-	532	440
Net change in unrealized appreciation (depreciation) (3)	5,021	(1,303)	208	6,313	(278)	9,961
Sales or repayments (4)	(69,865)	(5,751)	(21,287)	-	(532)	(97,435)
Net discount accretion	503	399	(1)	-	-	901
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)

Fair Value Balance as of June 30, 2014	$801,501	$190,221	$36,053	$61,047	491	$1,089,313

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2014 (3)	$5,010	$(1,392)	$208	$6,313	(278)	$9,861

	Six Months Ended June 30, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	297,941	23,430	-	38,251	-	359,622
Net realized gain (loss) (2)	294	466	(199)	-	2,394	2,955
Net change in unrealized appreciation (depreciation) (3)	11,904	2,544	5,276	5,678	(1,370)	24,032
Sales or repayments (4)	(120,886)	(8,705)	(24,597)	(24)	(2,394)	(156,606)
Net discount accretion	972	565	(2)	-	-	1,535
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)

Fair Value Balance as of June 30, 2014	$801,501	$190,221	$36,053	$61,047	491	$1,089,313

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2014 (3)	$12,340	$2,729	$5,310	$5,678	(1,370)	$24,687

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gain (loss) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation/depreciation in the condensed consolidated statements of operations.
(4)	Includes principal repayments on debt investments, collection of PIK interest, TRS settlement payments and sales of debt investments.

The following tables provide a reconciliation for the three and six months ended June 30, 2013 of investments for which Level 3 inputs were used in determining fair value (amounts in thousands):

	Three Months Ended June 30, 2013
	Senior	Subordinated	Equity/	Total Return
	Debt	Debt	Other	Swaps	Total
Fair Value Balance as of April 1, 2013	$76,405	$6,131	$511	$7,831	$90,878
Additions (1)	92,617	5,938	-	-	98,555
Net realized gain (2)	13	-	-	2,297	2,310
Net change in unrealized appreciation (depreciation) (3)	(330)	(254)	112	(1,873)	(2,345)
Sales or repayments (4)	(3,102)	-	-	(2,297)	(5,399)
Net discount accretion	61	(1)	-	-	60

Fair Value Balance as of June 30, 2013	$165,664	$11,814	$623	$5,958	$184,059

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2013 (3)	$(305)	$(254)	$112	$(1,873)	$(2,320)

	Six Months Ended June 30, 2013
	Senior	Subordinated	Equity/	Total Return
	Debt	Debt	Other	Swaps	Total
Fair Value Balance as of January 1, 2013	$86,591	$6,209	$453	$1,349	$94,602
Additions (1)	102,819	5,938	-	-	108,757
Net realized gain (2)	60	-	-	2,525	2,585
Net change in unrealized appreciation (depreciation) (3)	(620)	(331)	170	4,609	3,828
Sales or repayments (4)	(6,400)	-	-	(2,525)	(8,925)
Net discount accretion	649	(2)	-	-	647
Transfers out of Level 3	(17,435)	-	-	-	(17,435)

Fair Value Balance as of June 30, 2013	$165,664	$11,814	$623	$5,958	$184,059

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2013 (3)	$(51)	$(331)	$170	$4,609	$4,397

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gain (loss) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation/depreciation in the condensed consolidated statements of operations.
(4)	Includes principal repayments on debt investments, collection of PIK interest, TRS settlement payments and sales of debt investments.

No securities were transferred into the Level 3 hierarchy and one was transferred out of the Level 3 hierarchy during the six months ended June 30, 2014. Six securities were transferred out of the Level 3 hierarchy during the six months ended June 30, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Agreements and Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and/or reimbursement of expenses in connection with (i) the performance and supervision of administrative services and (ii) investment advisory activities and (iii) the offering of the Company’s common stock. Related party fees, expenses and reimbursement of expenses incurred in the three and six months ended June 30, 2014 and 2013 are summarized below (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2014	2013	2014	2013
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$20,121	$21,279	$31,700	$39,778

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	11,264	6,491	21,945	11,351

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	-	-	5,163	-

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-	-	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	2,151	2,326	3,376	3,992

KKR	Investment Advisory Agreement: Investment expenses reimbursement	151	-	457	-

CNL	Administrative Services Agreement: Administrative and compliance services(4)	525	355	1,063	690

(1)	During the six months ended June 30, 2014, $10.44 million of subordinated incentive fees on income were paid to the Advisors, of which $5.28 million was recorded as a payable to the Advisors as of December 31, 2013. As of June 30, 2014, there was no subordinated incentive fee on income payable to the Advisors. The Company did not pay any subordinated incentive fees on income during the six months ended June 30, 2013.

(2)	The following table provides additional details for the incentive fee on capital gains for the six months ended June 30, 2014 and 2013 (amounts in thousands):

Incentive Fee on Capital Gains	2014	2013
Accrued incentive fee on capital gains as of January 1,	$11,128	$2,087
Incentive fee on capital gains expense during the six months ended June 30,	6,440	137
Less: Incentive fee on capital gains paid to the Advisors during the six months ended June 30,	(2,323)	-

Accrued incentive fee on gains as of June 30,	15,245	2,224
Less: Incentive fee on capital gains unearned by the Advisors as of June 30,	(15,245)	(2,224)

Incentive fee on capital gains earned by and payable to the Advisors as of June 30,	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (amounts in thousands):

Organization and Offering Expenses Reimbursement for the Six Months Ended June 30,	2014	2013
Offering expenses reimbursement payable as of January 1,	$240	$437
Additional offering expenses deferred during the six months ended June 30,	3,376	3,992
Offering expenses reimbursements payable as of June 30,	(704)	(792)

Offering expenses reimbursements paid to the Advisors during the six months ended June 30,	$2,912	$3,637

Outstanding unreimbursed offering expenses as of June 30,	$560	$1,628

(4)	Includes $0.33 million and $0.22 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the six months ended June 30, 2014 and 2013, respectively.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. Through the completion of the Initial Offering, the Advisors were reimbursed in the amounts of $0.90 million for organization expenses and $10.84 million for offering expenses. There are no remaining unreimbursed organization and offering expenses from the Initial Offering. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering. During the six months ended June 30, 2014, the offering expense reimbursement rate for the Follow-On Offering was 1% of gross offering proceeds.

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

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement as amended, (the “Expense Support Agreement”) with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company certain operating expenses (an “Expense Support Payment”) during the Expense Support Payment Period between June 17, 2011 to June 30, 2012. During the term of the Expense Support Agreement, the Company received Expense Support payments from its Advisors in the cumulative amount of $2.97 million. The Company made reimbursement payments of $1.14 million and $1.83 million to its Advisors during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, all Expense Support Payments received from the Advisors have been repaid.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. As of June 30, 2014, management believes that the risk of incurring any losses for such indemnification is remote.

7.       Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) (amounts in thousands, except share and per share amounts).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net increase in net assets resulting from operations	$36,356	$3,394	$80,848	$26,837
Weighted average shares outstanding	165,959,193	92,302,446	157,531,139	81,887,209
Basic/diluted net increase in net assets from operations per share(1)	$0.22	$0.04	$0.51	$0.33

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.       Distributions

The Company’s board of directors declared distributions for 25 record dates in the six months ended June 30, 2014 and 26 record dates in the six months ended June 30, 2013. Declared distributions are paid monthly. The total of declared distributions and the sources of declared distribution for the six months ended June 30, 2014 and 2013 are presented in the tables below (amounts in thousands, except per share amounts).

Six Months Ended June 30, 2014	Per Share	Amount	Allocation
For the three months ended March 31, 2014 (12 record dates)	$0.180	$26,763
For the three months ended June 30, 2014 (13 record dates)	0.201	33,170

Total Declared Distributions for the six months ended June 30, 2014	$0.381	$59,933	100.0%
From Net Investment Income	$0.301	$47,244	78.8
From Realized Gains	0.071	11,207	18.7
Distributions in Excess of Net Investment Income	0.009	1,482	2.5

Six Months Ended June 30, 2013	Per Share	Amount	Allocation
For the three months ended March 31, 2013 (13 record dates)	$0.195	$13,736
For the three months ended June 30, 2013 (13 record dates)	0.195	17,807

Total Declared Distributions for the six months ended June 30, 2013	$0.390	$31,543	100.0%
From Net Investment Income	$0.185	$14,970	47.5
From Realized Gains	0.085	6,844	21.7
Distributions in Excess of Net Investment Income	0.120	9,729	30.8

Sources of distributions, other than net investment income and realized gains, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2014 (amounts in thousands).

Six Months Ended June 30,	2014	2013
Ordinary income component of tax basis undistributed earnings	$3,531	$819
Estimated unearned performance-based incentive fee	5,779	137
Offering expenses	3,674	2,647
Net change in unrealized depreciation on total return swaps	(1,370)	4,608
Net change in unrealized depreciation on foreign currency forward contracts	(1,931)	1,397

Total	$9,683	$9,608

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2014, the tax-related sources of distributions of $9.68 million were substantially greater than the distributions in excess of net investment income of $1.48 million. As a result, the Company estimates that none of the distributions declared during the six months ended June 30, 2014 would be classified as a tax basis return of capital. Although the tax-related sources of distributions of $9.61 million for the six months ended June 30, 2013 were less than the distributions in excess of net investment income of $9.73 million for the same period, none of the distributions for the full 2013 calendar year were classified as a tax basis return of capital.

On June 20, 2014, the Company’s board of directors declared distributions of $0.015483 per share for 14 record dates beginning on July 1, 2014 through and including September 30, 2014.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the six months ended June 30, 2014 and June 30, 2013 (amounts in thousands, except share amounts).

	Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	30,103,786	$ 337,856	39,284,016	$ 430,657
Commissions and Marketing Support Fees	-	(31,700)	-	(39,778)

Net Proceeds to Company	30,103,786	306,156	39,284,016	390,879
Reinvestment of Distributions	3,764,891	38,289	1,592,660	15,865

Net Proceeds from Offering	33,868,677	$ 344,445	40,876,676	$ 406,744

Average Net Proceeds Per Share	$10.17		$9.95

As of June 30, 2014, the Company has sold 177,572,302 shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $1.93 billion.

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

The following table is a summary of the share repurchases completed during the six months ended June 30, 2014 (amounts in thousands except, share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Purchased	Total Consideration	No. of Shares Purchased / Total Offer	Price Paid per Share
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12

Total	5,703,730	631,233	$6,349	11%

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$10.00	$9.75
Net Investment Income, Before Expense Support/Reimbursement(1)	0.30	0.19
Expense Support/ Reimbursement(1)	—	(0.01)

Net Investment Income(1)	0.30	0.18
Net Realized and Unrealized Gain (Loss)(1)(2)	0.21	0.21

Net Increase Resulting from Investment Operations	0.51	0.39

Distributions from Net Investment Income(3)	(0.30)	(0.19)
Distributions from Realized Gains(3)	(0.07)	(0.08)
Distributions in Excess of Net Investment Income(3)(4)	(0.01)	(0.12)

Net Decrease Resulting from Distributions to Common Shareholders	(0.38)	(0.39)
Issuance of common stock above net asset value(5)	0.02	0.03
Repurchases of common stock(6)	—	—

Net Increase Resulting from Capital Share Transactions	0.02	0.03

Net Asset Value, End of Period	$10.15	$9.78

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	3.6%	3.2%
Total Investment Return-Net Asset Value(8)	5.3%	4.3%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Period	$1,789,445	$1,012,022
Average Net Assets(9)	$1,589,132	$808,277
Average Borrowings(9)	$538,986	$217,535
Shares Outstanding, End of Period	176,261	103,452
Weighted Average Shares Outstanding	157,531	81,887

Ratios to Average Net Assets:(9)
Total Operating Expenses Before Expense Support/Reimbursement	3.28%	2.45%
Total Operating Expenses After Expense Support/Reimbursement	3.28%	2.59%
Net Investment Income	2.97%	1.85%
Total Investment Income	6.25%	4.32%
Portfolio Turnover Rate	20%	32%
Asset Coverage Ratio(10)	4.21	6.00

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 of the consolidated financial statements for further insight into the sources of distributions that contribute to the occurrence of distributions in excess of net investment income.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including dividends declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then the terminal sales price per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, then terminal market value per share is assumed to be equal to net asset value per share on the last day of the period. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security for the life of the TRS. These data are presented in Note 4 of the condensed consolidated financial statements.

11.	Borrowings

The Company’s outstanding borrowings as of June 30, 2014 and December 31, 2013 were as follows (dollar amounts in thousands):

	As of June 30, 2014			As of December 31, 2013
	Total Aggregate Principal Amount Committed	Outstanding Borrowings	Remaining Maturity (in years)	Total Aggregate Principal Amount Committed	Outstanding Borrowings	Remaining Maturity (in years)
Deutsche Bank Credit Facility(1)	$340,000	$-	0.6	$265,000	$264,440	0.9
BNP Credit Facility(1)	200,000	100,450	1.0	200,000	123,000	1.0
Senior Secured Revolving Credit Facility(1)	490,000	-	3.2	320,000(2)	319,949(3)	3.7

Total credit facilities	1,030,000	100,450		785,000	707,389
2014 Senior Secured Term Loan	399,000	397,038(4)	4.9	-	-

Total borrowings	$1,429,000	$497,488		$785,000	$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.
(4)	Net of unaccreted original issue discount of $1.96 million.

The weighted average stated interest rate and weighted average maturity of the Company’s outstanding borrowings as of June 30, 2014 were 3.6% and 4.1 years, respectively, and as of December 31, 2013 were 2.5% and 2.2 years, respectively.

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

The Fourth Amendment provided for, among other things, an increase in the maximum borrowings under the Tranche B1 Loans from $65 million to $140 million. The Fourth Amendment also extended the maturity date of the Tranche B1 Loans to January 28, 2015. As amended, the Tranche B1 Loans bear interest at three-month LIBOR plus 1.80%.

Interest on the Deutsche Bank Credit Facility is charged at LIBOR plus 1.80% to 2.33%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% to 0.75%. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$799	$1,086	$2,211	$2,270
Unused commitment fees	291	155	389	156
Amortization of deferred financing costs	212	202	363	329

Total interest expense	$1,302	$1,443	$2,963	$2,755

Weighted average interest rate	2.3%	2.2%	2.3%	2.2%
Average borrowings	$140,140	$204,605	$191,919	$210,353

BNP Credit Facility

In 2013, the Company entered into a committed facility arrangement (the “BNP Credit Facility), with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which the Company may borrow up to $200 million. The Company subsequently assigned the agreements under the BNP Credit Facility to Paris Funding. Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. BNP can recall the loans under the BNP Credit Facility with 364 days’ notice.

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of June 30, 2014, Paris Funding had investments with a fair value of $249.91 million pledged as collateral under the BNP Credit Facility. Interest is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.55% or 0.75%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$244	$47	$540	$47
Unused commitment fees	232	18	431	18
Amortization of deferred financing costs	92	21	208	21

Total interest expense	$568	$86	$1,179	$86

Weighted average interest rate	1.3%	1.3%	1.3%	1.3%
Average borrowings	$76,719	$68,421	$85,431 (1)	$68,421 (1)

(1)	Average borrowings are calculated since the inception of the facility, or June 12, 2013.

Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), subject to certain limits. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. The Company may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by the Company to BNP. The Company may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, the Company will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the Financing Agreements. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by the Company under the BNP Financing Agreements, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. The Company will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $490 million as of June 30, 2014, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guaranty by certain subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and six months ended June 30, 2014 were as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Direct interest expense	$782	$2,670
Unused commitment fees	746	815
Amortization of deferred financing costs	316	560

Total interest expense	$1,844	$4,045

Weighted average interest rate	3.4%	3.2%
Average borrowings	$93,066	$169,284

2014 Senior Secured Term Loan

On May 20, 2014, the Company entered into a new senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Senior Secured Term Loan provides the Company with a $400 million senior secured term loan. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest, at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base.

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2014 and each of the next four years and thereafter as of June 30, 2014 were as follows (amounts in thousands):

2014	$2,000
2015	4,000
2016	4,000
2017	4,000
2018	4,000
Thereafter	381,000

$399,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Term Loan Facility for the three and six months ended June 30, 2014 were as follows (amounts in thousands):

Three and Six Months Ended
June 30, 2014
Direct interest expense	$1,867
Accretion of original issue discount	38
Amortization of deferred financing costs	105

Total interest expense	$2,010

Weighted average interest rate	4.2%
Average borrowings	$399,976(1)

(1)	Average borrowings for the 2014 Term Loan for the three and six months ended June 30, 2014 are calculated since the inception date of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of both June 30, 2014 and December 31, 2013, the Company believes it was in compliance with the covenant requirements for its credit facilities and term loan.

12.	Guarantees and Commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2014 and December 31, 2013. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s condensed consolidated statements of assets and liabilities. The Company’s unfunded commitments may be significant from time to time. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from scheduled and early principal repayments and proceeds from borrowings and common stock offerings to fund these commitments. As of June 30, 2014, the Company’s unfunded commitments consisted of the following (amounts in thousands):

Commitment	No. Investments	Amount
Delayed draw loans	1	$33,652
Unfunded equity commitments	2	98,357

Total unfunded commitments		$132,009

13.	Income Taxes

During the six months ended June 30, 2014, the Company recorded federal and state deferred income tax benefits related to its Taxable Subsidiary resulting in a net deferred tax asset of approximately $0.65 million, which was primarily comprised of net operating losses and unrealized depreciation. The Company recorded a valuation allowance against the full amount of the related deferred tax asset because as of June 30, 2014 it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the six months ended June 30, 2014, the Taxable Subsidiary had an effective tax rate of zero, which included a current income tax rate of 39.24%.

14.	Subsequent Events

On July 14, 2014, the Company filed a tender offer statement with the SEC on Schedule TO. The Company is offering to repurchase up to 3,550,268 shares of common stock at a cash price of $10.15 per share, with an expiration of 5:00 p.m., Central Time, August 27, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts and certain over-the-counter derivatives.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, illiquid corporate bonds and loans, common and preferred stock investments, and equity options that lack observable market pricing.

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

•	Corporate Debt Securities and Corporate Loans, at Estimated Fair Value: Corporate debt securities and corporate loans, at estimated fair value are initially valued at (i) transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

•	Equity Investments, at Estimated Fair Value: Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

•	Total Return Swaps, at Estimated Fair Value: We value our TRS in accordance with the TRS agreements between us (or our wholly owned subsidiary) and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, together with (ii) accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, our management reviews, tests and compares (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty, based on the inputs provided by third-party pricing services with (ii) pricing inputs that are independently sourced by our management and/or the Advisors from third-party pricing services. Additionally, our management reviews the calculations of both collected and accrued interest, TRS financing costs and realized gains and losses that also determine the aggregate fair value of the TRS.

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

We have investments in debt securities that contain a contractual payment-in-kind (“PIK”) interest provision. PIK interest computed at the contractual rate specified in the investment’s credit agreement is accrued into income and reflected as interest receivable up to the interest payment date. PIK investments offer issuers either the option or the obligation at each interest payment date of making interest payments with the issuance of additional securities. When we receive additional securities, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On the interest payment dates we capitalize the accrued interest receivable as additional principal due from the borrower. PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. If the portfolio company valuation indicates a value of the PIK investment that is not sufficient to cover the contractual PIK interest, we will not accrue PIK interest or income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period we determine it is not collectible. To maintain our status as a RIC, PIK interest income, which is considered taxable income, must be paid out to shareholders in the form of distributions.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed when a debt security is placed on non-accrual status. Interest payments received on non-accrual debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current on interest payment obligations. We may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.

Foreign Currency Translation, Transactions and Gains/Losses - Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

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

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by us and the U.S. dollar equivalent of the amounts actually received or paid by us.

Management Fees - We accrue for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. We record the liability for the incentive fee on capital gains based on a hypothetical liquidation of our Investment Portfolio at the end of each reporting period. Therefore, the accrual for the incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally, the determination of whether the accrued incentive fee on capital gains is earned and payable to the Advisors can only be made at the end of the calendar year.

Federal Income Taxes – We have elected to be treated for federal income tax purposes, and intend to maintain our qualification as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying a material level of federal income taxes in the future.

We are also generally subject to nondeductible federal excise taxes if we do not distribute an amount at least equal to the sum of (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% non-deductible federal excise tax on this excess taxable income. We might choose to do so, for example, in order to retain the excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income to future calendar years.

We have formed a wholly owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain of our portfolio investments. The Taxable Subsidiary is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in our condensed consolidated financial statements. The Taxable Subsidiary is not consolidated with our company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities. This income tax expense or benefit, if any, and the related tax assets and liabilities are recorded in our condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Permanent book and tax basis differences are reclassified among our capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from GAAP.

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

As of June 30, 2014, our investment program consisted of two main components. First, since the inception of our investment activities we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and these debt securities were acquired through both secondary market and direct lending transactions. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (“the TRS”) with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our portfolio of TRS assets, we receive all: (i) realized income and fees and (ii) realized capital gains generated by TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets. The settled notional amount of the TRS assets is the net aggregate cost of the TRS assets underlying the TRS portfolio that are settled and owned by the counterparty, and this aggregate cost serves as the basis for our payments of financing charges to the counterparty under the TRS agreements. The total notional amount of the TRS assets includes the settled notional amount plus the effect of the purchase and sale of the TRS assets where a TRS asset trade settlement, if any, is pending. At the end of the TRS contract life, we will receive additional economic benefit if the net value of the TRS Portfolio appreciates relative to its notional amount. Conversely, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS assets declines relative to its notional amount. We do not own, or have physical custody of, the TRS assets. The TRS assets are not direct investments by us.

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

This flexible investment program enables us to primarily focus on four investment types:

•	Senior Debt. We invest in senior debt, in which we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans or senior secured bonds. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Structured Products. We also invest in structured products, which may include collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”), structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests.

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generate interest income and fees, such amounts, net of the financing amounts we pay quarterly to the TRS counterparty, are recognized as realized gains pursuant to GAAP when payable to us.

Operating Expenses

Our primary operating expenses include a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, amortization of deferred offering expenses, fund administrative expenses, custody/accounting fees and third-party expenses incurred under the administrative services agreement. The base management fee and performance-based incentive fees compensate the Advisors for their efforts and resources in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions.

FINANCIAL AND OPERATING HIGHLIGHTS

	($ in millions except per share data)
At June 30,	2014	2013
Total consolidated assets	$2,397.67	$1,409.92
Adjusted total assets (Total consolidated assets net of payable for investments purchased)	$2,314.49	$1,189.31
Investment in portfolio companies	$2,149.27	$1,139.12
Borrowings - credit facilities and term loan	$497.49	$169.44
Borrowings - TRS deemed senior securities	$59.39	$33.03
Average credit facility and term loan borrowings	$538.99	$217.53
Net assets	$1,789.45	$1,012.02
Average net assets	$1,589.13	$808.28
Net asset value per share	$10.15	$9.78
Leverage ratio (Borrowings/Adjusted total assets)	24%	17%

Portfolio Activity for the Six Months Ended June 30,	2014	2013
Cost of investments purchased	$811.40	$785.21
Sales, principal payments and other exits	$644.03	$348.20
Net investment income	$47.24	$14.97
Net realized gains on investments, derivative instruments and foreign currency transactions	$11.21	$6.84
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	$22.40	$5.02
Net increase in net assets from operations	$80.85	$26.84
Total distributions declared	$59.93	$31.54
Net investment income before unearned incentive fees per share	$0.34	$0.18
Net investment income per share	$0.30	$0.18
Earnings per share	$0.51	$0.33
Distributions declared per share outstanding for the entire period	$0.38	$0.39

Summary of Common Stock Offerings for the Six Months Ended June 30,	2014	2013
Gross proceeds	$337.86	$430.66
Net proceeds to Company, excluding reinvestment of distributions	$306.16	$390.88
Average net proceeds per share	$10.17	$9.95
Shares issued in connection with offerings (in millions)	30.10	39.28

BUSINESS ENVIRONMENT

Over the last 12-months we observed high trading volumes in high-yield bonds resulting in yields decreasing to near historical lows. Capital inflows into bank loan mutual funds were also robust over an extended period of 95 straight weeks; a streak that ended in April 2014. More recently, both high yield bond funds and bank loan mutual funds have experienced outflows resulting in some volatility for corporate debt securities in traded secondary markets. Our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. We believe that private credit will outperform low-yielding government bonds and high grade credit over the long-term. Our contrarian posture and investment focus in privately originated transactions to middle market companies offers our shareholders an illiquidity premium, and therefore a better risk-adjusted return as we move through this part of the current economic cycle. Meanwhile, we continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility in market technicals.

Moreover, we believe that we are in the middle stages of the cyclical part of the economic recovery. We do not see the credit cycle turning in the next 12 months. The health of middle market American companies remains good and we believe there is further room for companies in this space to increase cash flow. In addition, we believe regulations that burden bank-lending practices will continue to broaden the investment opportunities for non-bank investors and investment entities. We maintain a degree of caution as we progress through 2014 recognizing that credit defaults remain abnormally low and likely not sustainable. We believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

PORTFOLIO AND INVESTMENT ACTIVITY

Portfolio Investment Activity for the Six Months ended June 30, 2014 and 2013

The following table summarizes our investment activity for the six months ended June 30, 2014 and 2013, excluding our short term investments.

	Investment Activity Summary as of and for the Six Months Ended June 30, ($ in millions)
	2014		2013
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$2,149.27	$118.40	$1,139.12	$138.82
Incremental Purchases	$811.40	$112.88	$785.21	$326.89
Investment Sales	$(394.56)	$(39.65)	$(288.50)	$(288.63)
Principal Payments	$(249.47)	$(9.44)	$(59.70)	$(41.74)
No. Portfolio Companies	94	36	98	30
Portfolio Company Additions	21	24	46	43
Portfolio Company Exits	(21)	(8)	(74)	(60)
No. Debt Investments	106	37	120	32
Debt Investment Additions	42	27	87	65
Debt Investment Exits	(39)	(10)	(129)	(87)
No. Structured Product Investments	3	—	1	—
No. Equity/Other Investments	15	—	1	—

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 14 and 15 debt investment positions and 25 and 19 companies in common as of June 30, 2014 and 2013, respectively. The fair value of our Investment Portfolio, excluding our short term investments, increased by 12% and 63% during the six months ended June 30, 2014 and 2013, respectively. The fair value of our TRS Portfolio increased by 97% during the six months ended June 30, 2014 and decreased by 16% during the six months ended June 30, 2013. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to the changes in their respective cost and notional amounts. The total Investment Portfolio cost increased by 11% and 64% during the six months ended June 30, 2014 and 2013, respectively. The total TRS Portfolio notional amount increased by 99% during the six months ended June 30, 2014 and decreased by 14% during the six months ended June 30, 2013.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of the investment strategy. We began originating investments in June 2013, with one investment during the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, the following highlights are associated with our investment focus on originated debt investments:

Originated Investment Activity for the Six Months Ended June 30, ($ in millions)	2014	2013
Number of originated investments, by issuer	11	1
Total amount of originated investments, at cost	$307.85	$46.73
Originated investments as a percentage of total investment activity	37.9%	6.0%
Fee income recognized in connection with originated investments	$0.98	$0.93

Originated Investments Summary as of ($ in millions)	June 30, 2014	December 31, 2013
Total originated investments, at fair value	$972.97	$713.02
Total originated investments as a percentage of total Investment Portfolio, at fair value	45.3%	37.0%
Estimated forward-looking annual yield of originated debt investments (1)	11.6%	11.6%
Estimated forward-looking annual yield for remainder of debt investment portfolio (1)	9.8%	9.1%

(1)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.

The following information consists of additional segmentation analysis of our Investment Portfolio and TRS Portfolio. However, our investment program is not managed with any specific asset category target goals.

The following tables summarize the investment type segmentation of our Investment Portfolio and our TRS Portfolio based on fair value as of June 30, 2014 and December 31, 2013, excluding our short term investments.

	Fair Value Summary as of June 30, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$762,466	35.5%	$100,473	84.9%
Senior secured loans - second lien	752,113	35.0	10,009	8.5
Senior secured bonds	130,679	6.1	7,263	6.1

Total senior debt	1,645,258	76.6	117,745	99.5
Subordinated debt	398,704	18.5	655	0.5
Structured products	36,053	1.7	—	—
Equity/Other	69,252	3.2	—	—

Total	$2,149,267	100.0%	$118,400	100.0%

	Fair Value Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$638,403	33.2%	$35,239	58.6%
Senior secured loans - second lien	670,961	34.8	6,335	10.6
Senior secured bonds	165,128	8.6	11,008	18.3

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

The following tables summarize the investment type segmentation of our Investment Portfolio based on amortized cost and the TRS Portfolio based on notional amounts as of June 30, 2014 and December 31, 2013. The primary investment type concentrations include (i) senior debt and (ii) subordinated debt securities.

	Investment Portfolio Cost and TRS Notional Amount Summary as of June 30, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$747,657	35.8%	$101,205	85.1%
Senior secured loans - second lien	740,139	35.5	9,763	8.2
Senior secured bonds	125,786	6.0	7,315	6.2

Total senior debt	1,613,582	77.3	118,283	99.5
Subordinated debt	380,842	18.3	656	0.5
Structured products	30,721	1.5	—	—
Equity/Other	62,707	2.9	—	—

Total	$2,087,852	100.0%	$118,939	100.0%

	Investment Portfolio Cost and TRS Notional Amount Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$626,457	33.2%	$35,237	58.8%
Senior secured loans - second lien	663,135	35.1	6,043	10.1
Senior secured bonds	163,000	8.7	11,060	18.5

Total senior debt	1,452,592	77.0	52,340	87.4
Subordinated debt	355,239	18.8	7,571	12.6
Structured products	55,520	2.9	—	—
Equity/Other	24,250	1.3	—	—

Total	$1,887,601	100.0%	$59,911	100.0%

The next table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of June 30, 2014 and December 31, 2013.

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Percent of debt portfolio	62.5%	63.4%	91.2%	64.8%
Percent of floating rate debt investments with interest rate floors	98.9%	96.4%	96.3%	100.0%
Weighted average interest rate floor	1.1%	1.1%	1.2%	1.2%
Weighted average coupon spread	746bps	747bps	439bps	568bps
Weighted average years to maturity	5.6	5.8	5.2	5.5

Fixed interest rate debt investments:
Percent of debt portfolio	37.5%	36.6%	8.8%	35.2%
Weighted average coupon rate	10.8%	10.6%	10.2%	8.6%
Weighted average years to maturity	5.8	6.1	6.1	6.8

All of our floating interest rate debt investments have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.223% and 0.243% during the six months ended June 30, 2014 and the terminal value was 0.231% on June 30, 2014. Interest rate resets for floating interest rate investments will only result in interest income increases when the reset interest rate exceeds the associated interest rate floor.

As of June 30, 2014, our estimated forward-looking debt portfolio yield was 10.6% based on amortized cost.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2014 and December 31, 2013.

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$27.53	1.3%	$—	—%	$3.79	3.2%	$—	—%
B+	138.35	6.5	117.53	6.1	29.40	24.8	12.06	20.1
B	172.53	8.0	329.46	17.1	41.65	35.2	28.26	47.0
B-	241.57	11.2	195.51	10.2	24.39	20.6	9.73	16.2
CCC+	569.63	26.5	561.63	29.2	19.17	16.2	10.05	16.7
CCC	91.23	4.2	48.10	2.5	—	—	—	—
CCC-	12.55	0.6	8.80	0.5	—	—	—	—
CC	10.92	0.5	—	—	—	—	—	—
C	5.11	0.2	—	—	—	—	—	—
Not rated	879.85	41.0	663.84	34.4	—	—	—	—

Total	$2,149.27	100.0%	$1,924.87	100.0%	$118.40	100.0%	$60.10	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature payment-in-kind (PIK) for some or all of the borrowers’ interest payment obligations.

	($ in millions)
PIK Summary as of	June 30, 2014	December 31, 2013
Number of originated investments with PIK feature and active PIK election	8	5
Total number of all investments with PIK feature	17	15
Total number of all investments that have active PIK election	15	10
Par value of originated investments with PIK feature and active PIK election	$426.71	$303.04
Total par value of all investments with PIK feature	$533.70	$431.14
Total par value of all investments that have active PIK election	$516.30	$368.65
Percent of debt investment portfolio with active PIK election, at par value	24.6%	16.1%

PIK Income Activity for the Six Months Ended June 30,	2014	2013
Capitalized PIK income	$15.50	$0.59
Capitalized PIK as a percentage of interest income	15.9%	1.7%
Capitalized PIK as a percentage of total investment income	15.6%	1.6%

As of June 30, 2014, our Investment Portfolio of 94 portfolio companies was diversified across 18 industry classifications, as compared to our Investment Portfolio as of December 31, 2013 that consisted of 94 portfolio companies diversified across 17 distinct industry classifications. As of June 30, 2014, the TRS Portfolio consisted of 36 portfolio companies diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2013 that consisted of 20 portfolio companies diversified across seven distinct industry classifications. The next table presents a diversification summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications as of June 30, 2014 and December 31, 2013.

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Industry Classification	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value
Consumer Durables & Apparel	20.9%	$449.79	19.0%	$365.97	3.6%	$4.22	18.2%	$10.94
Capital Goods	10.8	232.90	5.4	103.20	12.3	14.57	4.4	2.67
Retailing	10.0	214.22	10.6	204.88	5.6	6.67	—	—
Technology Hardware & Equipment	9.2	198.11	12.4	238.57	2.8	3.40	22.2	13.35
Health Care Equipment & Services	8.5	181.95	9.3	178.20	4.1	4.84	4.1	2.46
Software & Services	6.9	148.83	7.7	147.36	26.3	31.11	12.2	7.30
Energy	5.5	117.43	6.1	117.40	—	—	—	—
Diversified Financials	4.9	104.83	2.9	55.58	—	—	—	—
Materials	4.5	96.51	7.1	136.36	3.3	3.85	22.0	13.23
Food, Beverage & Tobacco	4.0	84.92	5.2	99.25	3.3	3.99	—	—
Commercial & Professional Services	3.3	71.13	3.5	67.55	3.4	4.00	—	—
Telecommunications Services	3.1	67.69	1.7	32.15	3.4	4.00	—	—
Food & Staples Retailing	2.2	47.66	1.7	33.68	6.6	7.78	—	—
Media	2.0	43.45	3.5	67.20	15.1	17.84	16.9	10.15
Insurance	1.8	38.07	3.5	67.68	3.7	4.41	—	—
Remaining Industries	2.4	51.78	0.4	9.84	6.5	7.72	—	—

Total	100.0%	$2,149.27	100.0%	$1,924.87	100.0%	$118.40	100.0%	$60.10

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and investment capital resources are derived primarily from (i) proceeds of our Offerings, (ii) borrowings from our credit facilities and term loan, and (iii) cash flows from operations, including investment sales and repayments. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest on credit facilities and term loan, and (v) operating expenses we incur. We have used, and expect to continue to use, the turnover of our Investment Portfolio and additional borrowings under our credit facilities to finance the expansion of our investment strategy primarily focused on directly originated investments in portfolio companies.

During the six months ended June 30, 2014, we generated operating cash flows primarily from sale of investments ($394.56 million), loan repayments ($249.47 million), interest income on debt portfolio net of increase in dividend and interest receivable and capitalized PIK ($78.62 million), decrease in receivables for investments sold ($46.45 million) and reduction in the outstanding balances of short term investments ($128.48 million). Primary uses of operating cash flows were the purchase of investments ($811.40 million) and increase in collateral for total return swaps ($22.05 million). Overall, net cash used in operating activities during the six months ended June 30, 2014 was $11.30 million.

Net cash used in financing activities during the six months ended June 30, 2014 was $47.98 million. Our primary source of cash for financing activities was the proceeds from the issuance of common stock ($306.16 million). Our primary use of cash for financing activities was the net repayments of outstanding borrowings under credit facilities ($208.33 million) and payment of cash distributions to our shareholders ($36.57 million). In May 2014 we raised $400 million from the issuance of a five-year senior term loan and the proceeds were primarily used to completely pay down outstanding balances of both the Deutsche Bank Credit Facility (maturity January/February 2015) and the Senior Secured Revolving Credit Facility (maturity September 2017).

As of June 30, 2014, we had the following sources of immediate liquidity available to us which aggregate to $784.48 million:

•	Cash: $122.89 million

•	Short Term Investments: $21.43 million

•	Credit Facilities Effective Borrowing Capacity: $640.15 million

Our outstanding borrowings as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014 ($ in thousands)				As of December 31, 2013 ($ in thousands)
	Total Aggregate Principal Amount Committed		Outstanding Borrowings	Remaining Maturity (in years)	Total Aggregate Principal Amount Committed		Outstanding Borrowings		Remaining Maturity (in years)
Deutsche Bank Credit Facility (1)	$340,000		$—	0.6	$265,000		$264,440		0.9
BNP Credit Facility (1)	200,000		100,450	1.0	200,000		123,000		1.0
Senior Secured Revolving Credit Facility (1)	490,000	(2)	—	3.2	320,000	(2)	319,949	(3)	3.7

Total credit facilities	1,030,000		100,450		785,000		707,389
2014 Senior Secured Term Loan	399,000		399,000	4.9	—		—		—

Total	$1,429,000		$499,450		$785,000		$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.

The weighted average interest rate and weighted average maturity of our outstanding borrowings as of June 30, 2014 were 3.6% and 4.1 years, respectively, and as of December 31, 2013 were 2.5% and 2.2 years, respectively.

Deutsche Bank Credit Facility

Our wholly-owned, special purpose financing subsidiary CCT Funding LLC (“CCT Funding”) is a party to a revolving credit facility agreement (as amended, the “Deutsche Bank Credit Facility”), under which CCT Funding may borrow up to $340 million. Interest on the Deutsche Bank Credit Facility is charged at LIBOR plus 1.80% to 2.33%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% to 0.75%. For the six months ended June 30, 2014, our all-in cost of financing for the Deutsche Bank Credit Facility, including fees and expenses, was 3.14%. CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. Approximately 14% of our total Investment Portfolio, including money market investments, was held as collateral at CCT Funding under the Deutsche Bank Credit Facility as of June 30, 2014.

BNP Credit Facility

Our wholly-owned, special purpose financing subsidiary Paris Funding LLC (“Paris Funding”) is a party to a revolving credit facility arrangement (the “BNP Credit Facility”), under which Paris Funding may borrow up to $200 million. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.55% to 0.75%, depending on utilization levels. For the six months ended June 30, 2014, our all-in cost of financing for the BNP Credit Facility, including fees and expenses, was 2.80%. The BNP Credit Facility is secured by certain assets in our portfolio that have been pledged as collateral. The amount of assets that we are required to pledge is determined in accordance with the margin requirements of the BNP Credit Facility. Approximately 12% of our total Investment Portfolio, including money market investments, was pledged as collateral under the BNP Credit Facility as of June 30, 2014.

Senior Secured Revolving Credit Facility

We are a party to a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an aggregate amount of $490 million. The Senior Secured Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $900 million. The interest rate charged on the Senior Secured Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.50%, or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50%. We also pay an annual commitment fee on any unused commitment amounts of between 0.375% and 1.00%, which varies depending on total utilization. For the six months ended June 30, 2014, our all-in cost of financing for the Senior Secured Revolving Credit Facility, including fees and expenses, was 4.88%. The Senior Secured Revolving Credit Facility is secured by substantially all of our portfolio investments and our cash and securities accounts, excluding those held by our wholly-owned financing subsidiaries, and provides for a guaranty by certain of our subsidiaries.

2014 Senior Secured Term Loan

On May 20, 2014, we entered into a new senior secured term loan credit facility (the “2014 Senior Secured Term Loan”). The 2014 Senior Secured Term Loan provides us with a $400 million senior secured term loan. The 2014 Senior Secured Term Loan includes an accordion feature permitting us to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., our aggregate debt under both the 2014 Senior Secured Term Loan and our Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). For the six months ended June 30, 2014, our all-in cost of financing for the 2014 Senior Secured Term Loan, including fees and expenses, was 4.45%.

Total Borrowings

For the six months ended June 30, 2014, our total all-in cost of financing, including fees and expenses, was 3.85%. As of June 30, 2014, the ratio of total borrowings-to-adjusted total assets was 21%. (Adjusted total assets is equal to (i) total consolidated assets excluding (ii) payable for investments purchased.) We will continue to draw on the revolving credit facilities and combine borrowed funds with equity capital to finance our acquisition of investment positions in portfolio companies. Additionally, we may further increase the aggregate borrowing commitment in the future beyond the current combined commitment amount of $1.43 billion that is available to us from our revolving credit facilities and term loan, and/or we may add additional credit arrangements. See “Note 11 Borrowings” in our condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC, (“Halifax Funding”) our wholly-owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”). Our TRS arrangement with BNS consists of a set of agreements between Halifax Funding and BNS and State Street Bank and Trust Company (the “Custodian”) that are collectively referred to herein as the “TRS Agreements”. Under the terms of the TRS Agreements, each reference asset in the TRS Portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS Agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Pursuant to the terms of the TRS Agreements, Halifax Funding may select single-name corporate loans and bonds and create a TRS Portfolio with a maximum aggregate notional amount of $500 million. Halifax Funding receives quarterly from BNS all collected interest and fees from the portfolio of TRS assets. Halifax Funding pays BNS interest at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e., posted collateral) equals or exceeds 50% of the settled notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS settled notional amount. In addition, upon the sale or repayment of any TRS asset, Halifax Funding will either receive from BNS the realized gain in the value of such asset relative to its notional amount, or pay to BNS any realized loss in the value of the asset relative to its notional amount.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted pursuant to the terms of the TRS Agreements. As of June 30, 2014, the posted collateral of $59.55 million equals 50% of the total notional amount, as compared to 63% as of December 31, 2013. The required collateral amount as of June 30, 2014 at 40% and 50% of the total notional amount was $47.56 million and $59.47 million, respectively.

Halifax Funding may terminate the TRS Agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS Agreements will terminate on January 15, 2016. In the event of an early termination of the TRS Agreements, Halifax Funding may be required to pay an early termination fee.

See “Note 4 Derivative Instruments” in our condensed consolidated financial statements included in this report for additional disclosures on the TRS.

Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not reflected on our condensed consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and common stock offerings to fund these commitments. As of June 30, 2014, our unfunded investment commitments consisted of the following:

Commitment	No. Investments	As of June 30, 2014 ($ in thousands)
Delayed draw loans	1	$33,652
Unfunded equity commitments	2	98,357

Total unfunded commitments	3	$132,009

Distributions Paid and Declared

We pay our monthly distributions in the form of cash. Shareholders may elect to reinvest their ordinary monthly distributions and/or long-term capital gains distributions as additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under our distribution reinvestment plan are taxable to the U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended			For the Six Months Ended
	Per Share	Amount ($ in millions)	No. Weekly Distributions	Per Share	Amount ($ in millions)	No. Weekly Distributions
June 30, 2014	$0.201279	$33.17	13	$0.381327	$59.93	25
June 30, 2013	$0.195052	$17.81	13	$0.390104	$31.54	26

Approximately 51% and 50% of the distributions we declared in the six months ended June 30, 2014 and 2013, respectively, were reinvested in shares of our common stock at the prevailing net price per share at the time of distribution payments and represent an additional source of capital to invest in portfolio companies. See Note 8 to the condensed consolidated financial statements for a discussion of the sources of distributions on a GAAP basis.

For the six months ended June 30, 2014, we estimate that 100% of our declared distributions were covered by taxable income available for distributions. None of the distributions for the full 2013 calendar year were classified as a tax basis return of capital. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect our shareholders to incur a return of capital on a tax basis in connection with paid distributions. We routinely disclose the sources of paid distributions to our shareholders on periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders.

Results of Operations

COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Set forth below are our results of operations for the three months ended June 30, 2014 and 2013. The growth of our Investment Portfolio since June 30, 2013 was primarily due to the increase in equity capital from our Offerings, and this increase in invested capital contributed to significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the three months ended June 30, 2014 and 2013 was $49.36 million and $20.53 million, respectively. The largest component of investment income was interest income of $47.69 million and $19.50 million for the three months ended June 30, 2014 and 2013, respectively. The increase in investment income is due primarily to the growth of our Investment Portfolio, which has increased by 84% since June 30, 2013. We also generated fee income of $1.09 million and $0.93 million during the three months ended June 30, 2014 and 2013, respectively. We expect that our Investment Portfolio will continue to grow during 2014 and, accordingly, we expect further moderate increases in investment income in future periods due to (i) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital from our Follow-On Offering and borrowed capital and (ii) additional structuring service fees earned on Co-Investment Transactions. The interest income earned by TRS assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the TRS fair value and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating expenses

Our total operating expenses were $22.83 million and $6.97 million for the three months ended June 30, 2014 and 2013, respectively. Our operating expenses included $11.26 million and $6.49 million in base management fees attributed to the investment advisory services of our Advisors for the three months ended June 30, 2014 and 2013, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $1.82 million for the three months ended June 30, 2014 and a reduction in performance-based incentive fee expense of $4.07 million for the three months ended June 30, 2013. The performance-based incentive fee expense for the three months ended June 30, 2014 and 2013 is comprised entirely of incentive fees on capital gains. The incentive fees on capital gains were directly attributable to our net realized and unrealized gains of $9.82 million and net realized and unrealized losses of $10.17 million in the three months ended June 30, 2014 and 2013, respectively, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized gains (losses). As discussed in “Note 6. Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. A portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio and derivative instruments. However, the performance-based incentive fee on capital gains with respect to such net unrealized appreciation is not payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation that is recorded in our Investment Portfolio, TRS Portfolio and other derivatives. See “Results of Operations – Comparison for the Six Months Ended June 30, 2014 and 2013” for a discussion of whether the cumulative performance-based incentive fees on capital gains were earned and payable to our Advisors.

We recorded interest expense of $5.73 million and $1.54 million for the three months ended June 30, 2014 and 2013, respectively, primarily in connection with borrowings under our revolving credit facilities and term loan. The increase in interest expense is primarily attributable to (i) the increase in our weighted average debt outstanding to $493.56 million during the three months ended June 30, 2014 as compared to $218.89 million the three months ended June 30, 2013 and (ii) an increase in deferred financing costs and unused commitment fees due to an increase in borrowing capacity. The components of interest expense for the three months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, ($ in thousands)
	2014	2013
Direct interest expense	$3,692	$1,133
Unused commitment fees	1,269	173
Amortization of deferred financing costs	731	232
Accretion of discount on term loan	38	—

Total Interest Expense	$5,730	$1,538

Our other operating expenses for the three months ended June 30, 2014 and 2013 include $1.80 million and $1.55 million in offering expense, $0.71 million and $0.48 million in administrative services expenses, $0.53 million and $0.32 million in professional services expense, $0.18 million and $0.13 million in custodian and accounting fees, $0.12 million and $0.08 million in director fees and expenses and $0.67 million and $0.45 million in other expenses, respectively.

Net investment income

Our net investment income totaled $26.53 million ($0.16 per share) and $13.57 million ($0.15 per share) for the three months ended June 30, 2014 and 2013, respectively. Variations in net investment income per share can be caused by the impact of unearned performance-based incentive fees. The table below shows net investment income and net investment income per share for the three months ended June 30, 2014 and 2013, before the effects of unearned performance-based incentive fees, which we refer to as adjusted net investment income (non-GAAP).

	For the Three Months Ended June 30, ($ in millions, except per share amounts)
	2014	2013
Net Investment Income (GAAP)	$26.53	$13.57
Estimated unearned performance-based incentive fees	2.86	(4.07)

Adjusted Net Investment Income (non-GAAP)	$29.39	$9.50

Net Investment Income Per Share	$0.16	$0.15
Adjusted Net Investment Income Per Share	$0.18	$0.10

The increase in adjusted net investment income per share can be partly attributed to the decrease of the TRS Portfolio, which is not a contributor to GAAP net investment income. The TRS Portfolio accrued interest income and financing charges are included in the TRS fair value and are eventually recorded as realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments. If the TRS assets had instead been included in our Investment Portfolio, the interest income and financing charges would have been included in net investment income. The following table shows the TRS interest income and financing charges for the three months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, ($ in millions, except per share amounts)
	2014	2013
Interest and fee income included in TRS fair value	$0.99	$5.78
Financing charges included in TRS fair value	(0.07)	(0.51)

Subtotal	0.92	5.27
Interest and fee income recorded as TRS realized gains	0.75	4.933
Financing charges recorded as TRS realized gains	(0.09)	(0.51)
Less: amounts included in prior period fair value	(0.84)	(3.45)

TRS Net Interest Spread	$0.74	$6.24

TRS Net Interest Spread Per Share	$0.00	$0.07

Net realized gain

We sold investments and received principal payments of $90.05 million and $126.57 million, respectively, during the three months ended June 30, 2014, from which we realized net gains of $2.13 million. Our net realized loss on derivative instruments was $0.59 million for the three months ended June 30, 2014. This realized loss was comprised of a $0.53 million realized gain on the TRS and a $1.12 million realized loss on foreign currency forward contracts. The net realized loss on foreign currency transactions was $1.32 million for the three months ended June 30, 2014, which was primarily driven by losses realized upon repayments of foreign currency borrowings.

We sold investments and received principal payments of $238.98 million and $17.68 million, respectively, during the three months ended June 30, 2013, from which we realized net gains of $3.58 million. Our net realized gain on derivative instruments of $1.78 million for the three months ended June 30, 2013 was comprised of a $2.29 million realized gain on the TRS and a $0.51 million realized loss on foreign currency forward contracts. We also realized a net loss on foreign currency transactions of $0.41 million during the three months ended June 30, 2013.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2014, net unrealized appreciation on investments increased by $9.57 million, net unrealized appreciation/depreciation on derivative instruments decreased by $3.13 million and net unrealized appreciation/ depreciation on foreign currency translation increased by $3.16 million. The increase in net unrealized appreciation on investments consisted of net unrealized appreciation on originated investments of $9.74 million and net unrealized appreciation on the remainder of the Investment Portfolio of $6.59 million, offset by a reduction of $6.76 million for investments owned as of March 31, 2014 that were sold or paid down during the three months ended June 30, 2014. The net change in unrealized appreciation/depreciation on derivative instruments consisted of net unrealized depreciation on the TRS Portfolio of $0.28 million and net unrealized depreciation on foreign currency forward contracts of $2.85 million. The net change in TRS unrealized depreciation consisted of (i) an increase in spread interest income of $0.08 million, (ii) realized gain on the TRS assets of $0.20 million and (iii) unrealized depreciation on the TRS assets of $0.56 million. The net change in unrealized depreciation on foreign currency translation consisted of the reversal of $3.20 million of net unrealized depreciation upon repayment of the portion of the Senior Secured Revolving Credit Facility that is denominated in foreign currencies and $0.04 million of net unrealized depreciation on the foreign currency translation of other trade receivables and payables.

For the three months ended June 30, 2013, the net change in unrealized appreciation on investments was $14.47 million, the net change in unrealized appreciation on derivative instruments was $0.63 million and the net change in unrealized depreciation on foreign currency translation was $0.02 million. The change in unrealized appreciation on investments was primarily driven by the appreciation in fair values on debt investments, including tighter credit spreads, as recorded in several investment positions held in our Investment Portfolio. The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $1.87 million and net unrealized depreciation on foreign currency forward contracts of $1.24 million. The net change in TRS unrealized depreciation consisted of (i) spread interest income of $1.82 million, (ii) an increase in realized gains on the TRS reference assets of $2.87 million and (iii) unrealized depreciation on the TRS assets of $6.56 million.

Net increase in net assets resulting from operations

For the three months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations was $36.36 million ($0.22 per share) and $3.39 million ($0.04 per share), respectively.

COMPARISON FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Set forth below are our results of operations for the six months ended June 30, 2014 and 2013. The growth of our Investment Portfolio since June 30, 2013 is primarily due to the increase in equity capital from our Offerings, and this increase in invested capital contributed to significant increases in investment income, operating expenses, net investment income and net assets between the comparative periods, as discussed below.

Investment income

Investment income for the six months ended June 30, 2014 and 2013 was $99.29 million and $35.88 million, respectively. The largest component of investment income was interest income of $97.34 million and $34.74 million for the six months ended June 30, 2014 and 2013, respectively. The increase in investment income is due primarily to the growth of our Investment Portfolio, which has increased by 84% since June 30, 2013. We also generated fee income of $1.36 million during the six months ended June 30, 2014, as compared to $0.95 million during the six months ended June 30, 2013. We expect that our Investment Portfolio will continue to grow during 2014 and, accordingly, we expect further moderate increases in investment income in future periods due to (i) a growing base of portfolio company investments that we expect to result from the expected increases in equity capital from our Follow-On Offering and borrowed capital and (ii) additional structuring service fees earned on Co-Investment Transactions. The interest income earned by TRS assets is not included in investment income in the condensed consolidated statements of operations, but rather it is included in the TRS fair value, and eventually recorded as part of realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments.

Operating expenses

Our total operating expenses were $52.05 million and $19.78 million for the six months ended June 30, 2014 and 2013, respectively. Our operating expenses included $21.95 million and $11.35 million in base management fees attributed to the investment advisory services of our Advisors for the six months ended June 30, 2014 and 2013, respectively. Our Advisors are also eligible to receive incentive fees based on performance. We recorded performance-based incentive fee expense of $11.60 million and $0.14 million for the six months ended June 30, 2014 and 2013, respectively. The performance-based incentive fee expense for the six months ended June 30, 2014 is comprised of subordinated incentive fees on income of $5.16 million and incentive fees on capital gains of $6.44 million. The subordinated incentive fees on income were incurred only during the first three months ended March 31, 2014. The performance-based incentive fee expense for the six months ended June 30, 2013 is comprised entirely of incentive fees on capital gains. The incentive fees on capital gains were directly attributable to our net realized and unrealized gains of $33.60 million and $11.87 million in the six months ended June 30, 2014 and 2013, respectively, since our accrual for incentive fees on capital gains tracks the overall changes in our realized and unrealized gains (losses). As discussed in “Note 6. Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. A portion of performance-based incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio and derivative instruments. However, the performance-based incentive fee on capital gains with respect to such net unrealized appreciation is not payable by us unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation that is recorded in our Investment Portfolio, TRS Portfolio and other derivatives.

The following table illustrates the calculation of the incentive fees on income for the three months ended March 31, 2014. The Advisors did not earn any incentive fees on income for the three months ended June 30, 2014 nor the six months ended June 30, 2013.

	For the Three Months Ended March 31, 2014 ($ in millions)
	Amount	Percent of Average Adjusted Capital
Average Adjusted Capital	$1,467.66

Net Investment Income	$20.71
Add Back: Performance-Based Incentive Fees	9.78

Pre-Incentive Fees Net Investment Income	30.49	2.08%
Subordinated Incentive Fees on Income	(5.16)	(0.35)

Preference Return to Shareholders (1)	$25.33	1.73%

(1)	Preference return rate is 1.7260% = 7%*(90 days/365 days)

The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The following table illustrates the amount of the recorded incentive fee on capital gains that would potentially be payable to the Advisors if (i) the cumulative net realized gains were to remain unchanged and (ii) the unrealized depreciation in the investment portfolio was to remain unchanged through the end of the current year. However, the relativity between cumulative net realized gains and unrealized depreciation has the potential to change materially based on (i) subsequent investment disposition activity and (ii) changes in market values of investments contributing to unrealized depreciation in the portfolio.

As of June 30, 2014	Amount ($ in millions)
Cumulative net realized gains since inception (a)	$31.94
Less: Unrealized depreciation in Investment Portfolio, TRS Portfolio and other derivatives (b)	(17.03)

Excess cumulative net realized gains eligible for earned incentive fees	$14.91

Earned performance-based incentive fee on net realized gains at 20% (1)	$2.98
Prior period paid incentive fees	(2.32)

Potential earned performance-based incentive fee on net realized gains	$0.66

(1)	The actual incentive fee on capital gains earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess of (a) over (b), less any prior period payments of incentive fees on capital gain, if any.

See “—Contractual Obligations, —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

We recorded interest expense of $10.21 million and $2.85 million for the six months ended June 30, 2014 and 2013, respectively, primarily in connection with borrowings under our revolving credit facilities and term loan. The increase in interest expense is attributable to (i) the increase in our weighted average debt outstanding to $538.99 million during the six months ended June 30, 2014 as compared to $217.53 million the six months ended June 30, 2013 and (ii) an increase in deferred financing costs and unused commitment fees due to an increase in borrowing capacity. The components of interest expense for the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30, ($ in thousands)
	2014	2013
Direct interest expense	$7,288	$2,317
Unused commitment fees	1,635	174
Amortization of deferred financing costs	1,250	364
Accretion of discount on term loan	38	—

Total Interest Expense	$10,211	$2,855

Our other operating expenses for the six months ended June 30, 2014 and 2013 include $3.67 million and $2.65 million in offering expense, $1.39 million and $0.90 million in administrative services expenses, $1.05 million and $0.67 million in professional services expense, $0.38 million and $0.21 million in custodian and accounting fees, $0.29 million and $0.15 million in director fees and expenses and $1.50 million and $0.86 million in other expenses, respectively.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase because of the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the six months ended June 30, 2014, the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and reimbursement of organization and offering expenses, and including net expense support) to average net assets was 0.59%, as compared to 0.98% for the six months ended June 30, 2013. We generally expect core operating expenses to decline as a percentage of our net assets during periods of asset growth over the next several calendar quarters. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Support Reimbursement Payments - During the six months ended June 30, 2013, we accrued $1.14 million as probable Reimbursement Payment obligation to the Advisors. Accordingly, our payments and accrual of reimbursement of Expense Support Payments equaled 100% of cumulative Expense Support Payments as of June 30, 2013. The final reimbursement payment to the Advisors was made during the three months ended March 31, 2014. (See “—Contractual Obligations, —Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see “Note 6. Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net investment income

Our net investment income totaled $47.24 million ($0.30 per share) and $14.97 million ($0.18 per share) for the six months ended June 30, 2014 and 2013, respectively. Variations in net investment income per share can be caused by (i) the impact of unearned performance-based incentive fees and (ii) accrued reimbursement of expense support payable to the Advisors in the six months ended June 30, 2013. The table below shows net investment income and net investment income per share for the six months ended June 30, 2014 and 2013 before the effects of unearned performance-based incentive fees and expense support, which we refer to as adjusted net investment income (non-GAAP).

	For the Six Months Ended June 30, ($ in millions)
	2014	2013
Net Investment Income (GAAP)	$47.24	$14.97
Estimated unearned performance-based incentive fees	5.78	0.13
Reimbursement of expense support	—	1.14

Adjusted Net Investment Income (non-GAAP)	$53.02	$16.24

Net Investment Income Per Share	$0.30	$0.18
Adjusted Net Investment Income Per Share	$0.34	$0.20

The increase in net investment income per share can also be partly attributed to the decrease of the TRS Portfolio, which is not a contributor to GAAP net investment income. The TRS Portfolio accrued interest income and financing charges are included in the TRS fair value and are eventually recorded as realized gain or loss on derivative instruments in connection with quarterly TRS settlement payments. If the TRS assets had instead been included in our Investment Portfolio, the interest income and financing charges would have been included in net investment income. The following table shows the TRS interest income and financing charges for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30, ($ in millions)
	2014	2013
Interest and fee income included in TRS fair value	$0.99	$5.78
Financing charges included in TRS fair value	(0.07)	(0.51)

Subtotal	0.92	5.27
Interest and fee income recorded as TRS realized gains	2.43	5.722
Financing charges recorded as TRS realized gains	(0.24)	(0.72)
Less: amounts included in prior period fair value	(1.70)	(0.94)

TRS Net Interest Spread	$1.41	$9.33

TRS Net Interest Spread Per Share	$0.01	$0.11

Net realized gain

We sold investments and received principal payments of $394.56 million and $249.47 million, respectively, during the six months ended June 30, 2014, from which we realized net gains of $14.33 million. Our net realized loss on derivative instruments was $0.78 million for the six months ended June 30, 2014. This realized loss was comprised of a $2.39 million realized gain on the TRS and a $3.17 million realized loss on foreign currency forward contracts. The net realized loss on foreign currency transactions was $2.35 million for the six months ended June 30, 2014, which was primarily driven by losses realized upon repayments of foreign currency borrowings.

We sold investments and received principal payments of $288.50 million and $59.70 million, respectively, during the six months ended June 30, 2013, from which we realized net gains of $4.59 million. Our net realized gain on derivative instruments of $2.65 million for the six months ended June 30, 2013 was comprised of a $2.53 million realized gain on the TRS and a $0.12 million realized gain on foreign currency forward contracts. We also realized a net loss on foreign currency transactions of $0.40 million during the six months ended June 30, 2013.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2014, net unrealized appreciation on investments increased by $24.15 million, net unrealized appreciation/depreciation on derivative instruments decreased by $3.30 million and net unrealized appreciation/ depreciation on foreign currency translation increased by $1.55 million. The increase in net unrealized appreciation on investments consisted of net unrealized appreciation on originated investments of $20.56 million and net unrealized appreciation on the remainder of the Investment Portfolio of $11.46 million, offset by a reduction of $7.87 million for investments owned as of December 31, 2013 that were sold or paid down during the six months ended June 30, 2014. The net change in unrealized appreciation/depreciation on derivative instruments consisted of net unrealized depreciation on the TRS Portfolio of $1.37 million and net unrealized depreciation on foreign currency forward contracts of $1.93 million. The net change in TRS unrealized depreciation consisted of (i) a decrease in spread interest income of $0.78 million, (ii) realized gain on the TRS assets of $0.14 million and (iii) unrealized depreciation on the TRS assets of $0.72 million. The net change in unrealized depreciation on foreign currency translation consisted of the reversal of $1.61 million of net unrealized depreciation upon repayment of the portion of the Senior Secured Revolving Credit Facility that is denominated in foreign currencies and $0.06 million of net unrealized appreciation on the foreign currency translation of other trade receivables and payables.

For the six months ended June 30, 2013, the net change in unrealized appreciation on investments was $0.97 million, the net change in unrealized appreciation on derivative instruments was $6.00 million and the net change in unrealized depreciation on foreign currency translation was $0.01 million. The change in unrealized appreciation on investments was primarily driven by the appreciation in fair values on debt investments, including tighter credit spreads, as recorded in several investment positions held in our Investment Portfolio. The net change in unrealized appreciation on derivative instruments consisted of net unrealized appreciation on the TRS Portfolio of $4.61 million and net unrealized depreciation on foreign currency forward contracts of $1.39 million. The net change in TRS unrealized appreciation consisted of (i) spread interest income of $4.33 million, (ii) realized gains on the TRS assets of $3.19 million and (iii) unrealized appreciation on the TRS assets of $2.91 million.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations was $80.85 million ($0.51 per share) and $26.84 million ($0.33 per share), respectively.

NET ASSETS, NET ASSET VALUE PER SHARE, ANNUAL INVESTMENT RETURN AND TOTAL RETURN SINCE INCEPTION

Net assets increased $359.01 million during the six months ended June 30, 2014. The most significant increase in net assets during the six months ended June 30, 2014 was attributable to capital transactions including (i) new issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $344.44 million. Net investment income contributed $47.24 million to the growth in net assets during the six months ended June 30, 2014. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $22.40 million and (ii) net realized gains of $11.21 million. Distributions to shareholders in the amount of $59.93 million and the repurchase of shares of common stock in the amount of $6.35 million contributed to a reduction in net assets during the six months ended June 30, 2014.

Net assets increased $400.54 million during the six months ended June 30, 2013. The most significant increase in net assets during the million during the six months ended June 30, 2013 was attributable to capital transactions including (i) new issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $406.74 million. Net investment income contributed $14.97 million to the growth in net assets during the six months ended June 30, 2013. Other increases in net assets were attributable to (i) unrealized appreciation on investments, derivative instruments and foreign currency translation of $5.03 million and (ii) net realized gains of $6.84 million. Distributions to shareholders in the amount of $31.54 million and the repurchase of shares of common stock in the amount of $1.50 million contributed to a reduction in net assets during the six months ended June 30, 2013.

Our net asset value per share was $10.15 and $9.78 on June 30, 2014 and 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.38 and $0.39 per share during the six months ended June 30, 2014 and 2013, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, then the total investment return was 5.35% and 4.30% for shareholders who held our shares over the entire six-month period ending June 30, 2014 and 2013, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 42.9% (see first chart below), or an annualized return of 12.5% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 28.6% (see first chart below), or an annualized return of 8.6% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 17.3% and 31.0%, respectively, in the period from June 17, 2011 to June 30, 2014.

The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) the cash payment for distributions payable to shareholders, if any, on the last day of the period.

Public Offering Price/Share	$10.00	$10.85	$11.10
Net Offering Price/Share	$ 9.00	$9.765	$9.990
Terminal Value/Share (NAV)	$10.15	$10.15	$10.15

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, reinvestment of distributions in the common stock and a terminal value at June 30, 2014 equal to net asset value of $10.15 per share.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a management fee equal to an annual rate of 2% of our average gross assets (including assets purchased with borrowed funds and unsettled trades, unrealized appreciation or depreciation on total return swaps and collateral posted with custodian in connection with TRS, but excluding deferred offering expense), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

(i)	a subordinated incentive fee on pre-incentive fee net investment income, paid quarterly, if earned, computed as the sum of (a) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital, and

(ii)	an incentive fee on capital gains paid annually, if earned, equal to 20% of (A) all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year-end and (3) disregarding any net realized gains associated with the TRS interest spread, (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty), and subtracting (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. During the six months ended June 30, 2014, the reimbursement rate was 1% of gross offering proceeds. Through the completion of the Initial Offering, the Advisors were reimbursed $0.90 million for organization expenses and $10.84 million for offering expenses. There are no remaining unreimbursed organization and offering expenses from the Initial Offering. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering. As of June 30, 2014, the Advisors have been reimbursed in the amounts of $3.63 million for offering expenses from the Follow-On Offering, including any payable balances for reimbursement of offering expenses. As of June 30, 2014, the Advisors carried a balance of approximately $0.56 million for expenses incurred on our behalf in connection with the Follow-On Offering, net of (i) incremental offering expenses incurred by the Advisors on our behalf and (ii) our reimbursement payments to the Advisors and any payable balances for reimbursement of offering expenses.

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

Borrowings –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facilities,” we, either directly or through our wholly-owned subsidiaries, have entered into several revolving credit facilities and the term loan. As of June 30, 2014, the credit facilities and term loan provided for borrowings in an aggregate amount up to $1.43 billion on a committed basis and $499.45 million was borrowed and outstanding under the credit facilities and term loan. (See “— Liquidity and Capital Resources — Credit Facilities” above and “Note 11. Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facilities and the term loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and term loan at June 30, 2014 is as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$100.45	$100.45	$—	$—	$—
2014 Senior Secured Term Loan	399.00	4.00	12.00	383.00	—
Interest and Credit Facility Fees Payable	0.19	0.19	—	—	—

TOTAL	$499.64	$104.64	$12.00	$383.00	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expense associated with the money we borrow and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the six months ended June 30, 2014 and 2013, we did not engage in interest rate hedging activities.

As of June 30, 2014, approximately 62.5% of our portfolio of debt investments, or approximately $1.31 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments are usually based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At June 30, 2014, approximately 98.9% of our portfolio of variable interest rate debt investments, or approximately $1.30 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments. At June 30, 2014, we held an aggregate investment position of $14.91 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 1.1% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of our Deutsche Bank Credit Facility as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facilities”), CCT Funding borrows at a floating base rate of (i) three-month LIBOR plus 1.80% to 2.325% ($340 million unused commitment as of June 30, 2014). Pursuant to the terms of our BNP Credit Facility, Paris Funding borrows at a floating base rate of one-month LIBOR plus 1.10% for the credit facility borrowings ($100.45 million loan balance outstanding and $99.55 million unused commitment as of June 30, 2014). Pursuant to the terms of our Senior Secured Revolving Credit Facility, we borrow at a rate based on LIBOR plus an applicable spread of 2.50% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus an applicable spread of 1.50%, or, with respect to borrowings in non-LIBOR currencies, on a rate applicable to such currency plus an applicable spread of 2.50% ($490 million unused commitment as of June 30, 2014). Pursuant to the terms of our 2014 Senior Secured Term Loan, we borrow at a rate of LIBOR plus 3.25%, with a LIBOR floor of 0.75% ($399 million balance outstanding as of June 30, 2014). Therefore, if we were to completely draw down the unused commitment amounts in our Deutsche Bank facility, the maximum commitment amount in our BNP facility and the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average direct interest rate will decrease by approximately 7 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of the current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of June 30, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than 150 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase greater than 150 basis points, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of June 30, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

			($ amounts in millions except per share data)
	Par Amount	Weighted Avg. Floor	Increases in LIBOR
			+50 bps	+100 bps	+150 bps	+200 bps

No base rate floor	$14.91		$0.060	$0.119	$0.179	$0.239
Base rate floor	$1,298.98	1.1%	—	1.656	7.064	12.784

Increase in Floating Rate Interest Income			$0.060	$1.775	$7.243	$13.023

		Base Rate Spread
BNP Credit Facility	$100.45	110 bps	$(0.502)	$(1.005)	$(1.507)	$(2.009)
2014 Senior Secured Term Loan	$399.00	325 bps	—	(1.918)	(3.913)	(5.908)

Increase to Floating Rate Interest Expense			(0.502)	(2.923)	(5.420)	(7.917)

Change in Floating Rate Net Interest Income, before TRS			(0.442)	(1.148)	1.823	5.106
Net change in TRS unrealized appreciation (depreciation) (1)			(0.577)	(1.016)	(1.187)	(1.322)

Overall Change in Floating Rate Net Interest Income, including TRS			$(1.019)	$(2.164)	$0.636	$3.784

Change in Floating Rate Net Interest Income Per Share Outstanding as of June 30, 2014			$(0.01)	$(0.01)	$0.00	$0.02

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR+80 bps per annum on the settled notional amount of TRS assets. As of June 30, 2014, 91.2% of the TRS assets, or approximately $108.09 million measured at par value, featured floating or variable interest rates. At June 30, 2014, 96.3% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $104.08 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.2%. As of June 30, 2014, the total notional amount of the portfolio of TRS assets was $118.94 million, and the settled notional amount was $59.94 million. For the purpose of presenting this net interest sensitivity analysis, we have assumed that all TRS assets are settled as of June 30, 2014 and that the TRS notional amount would equal $118.94 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 37.5% of our debt Investment Portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2014. Rising market interest rates will most likely lead to value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2014, approximately 40.1% of our fixed interest rate debt investments, or approximately $303.57 million measured at fair value have prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors and investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.5 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in value of approximately 4.5%, all other financial and market factors assuming to remain unchanged. A 4.5% decrease in the valuation of this Investment Portfolio subset would equate to a decrease of $13.59, or a 0.8% decline in net asset value relative to $10.15 net asset value per share as of June 30, 2014.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2014, 20.5% of our portfolio of debt investments, or approximately $430.12 million measured at par value was denominated in foreign currencies, of which 62.0% was denominated in Euros. The remaining foreign currency investments are denominated in British Pound Sterling and New Zealand dollars. We may use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2014, the net contractual notional balance of our foreign currency forward contracts totaled $434.10 million, all of which related to certain of our foreign currency denominated debt investments. In order to further reduce our exposure to fluctuations in exchange rates, we also have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. We did not have any outstanding foreign currency borrowings as of June 30, 2014. During the six months ended June 30, 2014, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in a net realized and unrealized loss of $0.80 million. Our foreign currency forward contracts generated a net realized and unrealized loss of $5.10 million during the six months ended June 30, 2014. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the following:

Risk Factors— Risks Related to our Investments— We are exposed to risks associated with changes in interest rates

We are subject to financial market risks, including changes in interest rates. Because we borrow money to finance a portion of our Investment Portfolio, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

Moderate increases in interest rates may reduce our net investment income, depending on the types of credit facilities we employ to borrow funds for investment purposes. Several of our credit facilities that enable us to borrow capital from lenders feature floating interest rate provisions and no base interest rate floors. Meanwhile, a substantial portion of our debt investment portfolio features variable interest rates coupled with base interest rate floors (e.g. a base interest rate of 3-month LIBOR plus a margin of 450 basis points with a base interest rate floor of 75 basis points results in an overall daily coupon rate of 5.25%/360 as long as 3-month LIBOR is below 0.75%). As a result, the first leg of interest rate increases from prevailing interest rate levels will likely result in nearly immediate increases in the cost of our borrowings while a substantial portion of our variable interest rate debt investment portfolio will not experience any increase in interest income unless and until the LIBOR reference rates that predominantly apply to our debt investment portfolio increase materially above 1.0%.

In addition, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate loans could see their interest payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to pay interest and repay their loans. Our investment portfolio of adjustable-rate loans may also decline in value in response to rising interest rates if the adjustable interest rates do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed interest rates will likely decline in value.

The Board of Governors of the Federal Reserve System has indicated that it intends to taper its “quantitative easing” program, which potentially could lead to a general rise in interest rates and/or market volatility. In periods of market volatility, the market values of (i) fixed income securities; and (ii) portfolio companies with adjustable-rate loans, may be more sensitive to changes in interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The information required by this Item 2(c) is set forth in Note 9—“Share Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2014.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 2(b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.35	Commitment Increase Agreement between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

10.36	Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.37	Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Mizuho Bank, Ltd., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as co-syndication agents, joint bookrunners and joint lead arrangers and Greensledge Capital Markets LLC as co-syndication agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)