Form 10-Q
period 2014-09-30
Corporate Capital Trust, Inc.
filed 2014-11-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock of the registrant outstanding as of November 7, 2014 was 205,400,407.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,239,482 and $2,013,530, respectively) - including $303,034 and $244,981, respectively, of investments pledged to creditors (Note 11)	$2,256,228	$2,050,791
Non-controlled, affiliated investments (amortized cost of $154,331 and $21,474, respectively)	153,637	21,481
Controlled, affiliated investments (amortized cost of $2,500 and $2,500, respectively)	2,500	2,500

Total investments, at fair value (amortized cost of $2,396,313 and $2,037,504, respectively)	2,412,365	2,074,772
Cash	80,534	85,987
Cash denominated in foreign currency (cost of $- and $218, respectively)	—	218
Collateral on deposit with custodian	63,400	37,501
Interest and dividends receivable	39,509	25,613
Receivable for investments sold	8,504	46,469
Principal receivable	728	795
Unrealized appreciation on derivative instruments	28,100	1,861
Receivable from advisors	680	—
Deferred offering expense	3,004	3,394
Prepaid and deferred expenses	9,668	4,576

Total assets	$2,646,492	$2,281,186

Liabilities
Term loan payable, net of discount	$396,132	$—
Revolving credit facilities	185,450	707,389
Payable for investments purchased	51,482	101,014
Accrued performance-based incentive fees	18,968	16,412
Shareholders’ distributions payable	14,943	14,923
Accrued investment advisory fees	4,317	3,825
Unrealized depreciation on derivative instruments	1,281	3,181
Accrued directors’ fees	49	74
Accrued reimbursement of expense support	—	1,136
Other accrued expenses and liabilities	3,629	2,798

Total liabilities	676,251	850,752

Commitments and contingencies ($265,059 and $17,500, respectively, Note 12)
Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 195,861,823 and 143,024,102 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	196	143
Paid-in capital in excess of par value	1,939,158	1,401,767
Distribution in excess of net investment income	(11,909)	(5,896)
Accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation	42,796	34,420

Net assets	$1,970,241	$1,430,434

Net asset value per share	$10.06	$10.00

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income:
Non-controlled, non-affiliated investments	$50,757	$29,104	$144,093	$63,845
Non-controlled, affiliated investments	4,781	—	8,787	—

Total interest income	55,538	29,104	152,880	63,845

Fee income	1,010	6,433	2,372	7,379

Dividend and other income:
Non-controlled, non-affiliated investments	4,734	1	4,744	198
Non-controlled, affiliated investments	2,066	—	2,643	—

Total dividend and other income	6,800	1	7,387	198

Total investment income	63,348	35,538	162,639	71,422

Operating expenses
Investment advisory fees	12,561	8,098	34,506	19,449
Interest expense	7,295	2,213	17,506	5,068
Performance-based incentive fees	3,722	5,891	15,325	6,028
Offering expense	1,677	1,845	5,351	4,492
Administrative services	745	561	2,137	1,461
Professional services	520	311	1,570	979
Custodian and accounting fees	226	143	604	358
Director fees and expenses	126	97	417	247
Other	886	654	2,389	1,509

Total operating expenses	27,758	19,813	79,805	39,591
Reimbursement of expense support	—	—	—	1,136

Net expenses	27,758	19,813	79,805	40,727

Net investment income	35,590	15,725	82,834	30,695

Realized and unrealized gains (losses):
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	1,407	1,314	15,738	5,905
Derivative instruments	(548)	6,998	(1,326)	9,648
Foreign currency transactions	(593)	1,050	(2,939)	653

Net realized gains	266	9,362	11,473	16,206

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(35,877)	19,052	(20,515)	18,081
Non-controlled, affiliated investments	(9,486)	—	(701)	—
Derivative instruments	31,440	(9,463)	28,139	(3,457)
Foreign currency translation	(98)	98	1,453	86

Net change in unrealized appreciation (depreciation)	(14,021)	9,687	8,376	14,710

Net realized and unrealized gains (losses)	(13,755)	19,049	19,849	30,916

Net increase in net assets resulting from operations	$21,835	$34,774	$102,683	$61,611

Net Investment Income Per Share	$0.19	$0.14	$0.49	$0.33

Diluted and Basic Earnings Per Share	$0.12	$0.30	$0.61	$0.66

Weighted Average Shares Outstanding	186,785,383	115,304,666	167,389,712	93,148,769

Distributions Declared Per Share	$0.22	$0.20	$0.60	$0.59

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Nine Months Ended September 30,
	2014	2013
Operations
Net investment income	$82,834	$30,695
Net realized gain on investments, derivative instruments and foreign currency transactions	11,473	16,206
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	8,376	14,710

Net increase in net assets resulting from operations	102,683	61,611

Distributions to shareholders from
Net investment income	(82,834)	(30,695)
Realized gains	(11,473)	(16,206)
Distributions in excess of net investment income (Note 8)	(6,013)	(6,903)

Net decrease in net assets resulting from shareholders distributions	(100,320)	(53,804)

Capital share transactions
Issuance of shares of common stock	498,652	613,980
Reinvestment of shareholder distributions	51,383	27,215
Repurchase of shares of common stock	(12,591)	(2,642)

Net increase in net assets resulting from capital share transactions	537,444	638,553

Total increase in net assets	539,807	646,360
Net assets at beginning of period	1,430,434	611,484

Net assets at end of period	$1,970,241	$1,257,844

Capital share activity
Shares issued from subscriptions	49,031,534	61,616,518
Shares issued from reinvestment of distributions	5,052,427	2,728,786
Shares repurchased	(1,246,240)	(269,641)

Net increase in shares outstanding	52,837,721	64,075,663

Distributions in excess of net investment income at end of period	$(11,909)	$(10,278)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net increase in net assets resulting from operations	$102,683	$61,611
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,260,847)	(1,443,232)
Decrease in payable for investments purchased	(49,555)	(46,307)
Paid-in-kind interest	(20,146)	(995)
Proceeds from sales of investments	442,624	422,376
Proceeds from principal payments	351,163	78,029
Net realized gain on investments	(15,738)	(5,905)
Net change in unrealized (appreciation) depreciation on investments	21,216	(18,081)
Net change in unrealized (appreciation) depreciation on derivative instruments	(28,139)	3,457
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,453)	(86)
Amortization of premium/discount, net	(4,541)	(586)
Amortization of deferred financing costs	2,073	665
Accretion of discount on term loan payable	132	—
Decrease in short-term investments, net	148,676	4,499
Decrease (increase) in cash collateral for total return swap	(25,899)	32,953
Increase in interest and dividends receivable	(14,012)	(15,144)
Decrease in receivable for investments sold	37,949	23,294
Decrease (increase) in principal receivable	67	(2,291)
Increase in receivable from advisors	(680)	—
Decrease (increase) in other assets	251	(2,061)
Increase in accrued investment advisory fees	492	1,422
Increase in accrued performance-based incentive fees	2,556	6,028
Increase (decrease) in other accrued expenses and liabilities	(330)	656

Net cash used in operating activities	(311,458)	(899,698)

Financing Activities:
Proceeds from issuance of shares of common stock	498,652	613,980
Payment on repurchase of shares of common stock	(12,591)	(2,642)
Distributions paid	(48,917)	(26,589)
Borrowings under term loan	398,000	—
Repayments under term loan	(2,000)	—
Borrowings under revolving credit facilities	347,000	496,806
Repayments of revolving credit facilities	(867,331)	(150,000)
Deferred financing costs paid	(7,026)	(5,002)

Net cash provided by financing activities	305,787	926,553

Effect of exchange rate changes on cash	—	46

Net increase (decrease) in cash	(5,671)	26,901
Cash and cash denominated in foreign currency, beginning of period	86,205	306

Cash and cash denominated in foreign currency, end of period	$80,534	$27,207

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$14,767	$4,172
Distributions reinvested	$51,383	$27,215
Deferred financing costs accrued in other expenses and liabilities	$—	$256

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Senior Secured Loans—First Lien—44.7%
ABILITY Network, Inc.	(e)(f)(g)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021		$20,215	$20,002	$20,266
Algeco/Scotsman (LU)	(e)(h)(i)(j)	Consumer Durables & Apparel	15.75% PIK		5/1/2018		28,560	28,674	29,131
AltEn, LLC	(k)(l)	Energy	L + 900	1.00%	9/12/2018		29,610	26,684	26,655
Aspen Dental Management, Inc.	(e)(g)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016		6,007	5,970	6,002
Bluestem Brands, Inc.	(e)(l)	Consumer Durables & Apparel	L + 650	1.00%	12/6/2018		37,601	36,259	37,719
BRG Sports, Inc.	(e)(l)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021		4,544	4,457	4,578
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)	Consumer Services	L + 675		3/1/2017		10,800	10,111	9,876
California Pizza Kitchen, Inc.	(e)(f)(g)	Food & Staples Retailing	L + 425	1.00%	3/29/2018		18,649	17,812	17,920
Charlotte Russe, Inc.	(e)(g)	Retailing	L + 550	1.25%	5/22/2019		18,314	18,139	18,177
	(e)(g)		L + 550	1.25%	5/22/2019		4,727	4,699	4,656
Distribution International, Inc.	(g)	Retailing	L + 650	1.00%	7/16/2019		48,022	47,619	48,142
Emerald Performance Materials, LLC	(e)(l)	Materials	L + 350	1.00%	7/30/2021		655	652	651
Football Association of Ireland (IE)	(h)(i)(k)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020		€44,615	59,718	56,383
Greenway Medical Technologies	(e)(g)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,768	1,759	1,765
Greystone & Co., Inc.	(g)(k)	Diversified Financials	L + 800	1.00%	3/26/2021		34,003	33,440	34,099
Gymboree Corp.	(e)(g)	Retailing	L + 350	1.50%	2/23/2018		14,197	12,619	9,477
iPayment, Inc.	(e)(g)	Software & Services	L + 525	1.50%	5/8/2017		36,163	35,879	35,873
J. Jill	(g)(k)	Retailing	L + 850	1.50%	4/29/2017		6,418	6,418	6,418
Jacuzzi Brands, Inc.	(g)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,786	20,437	20,655
Jacuzzi Brands, Inc. (LU)	(g)(h)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,781	19,992
KeyPoint Government Solutions, Inc.	(k)(g)	Capital Goods	L + 600	1.25%	11/13/2017		30,071	29,642	30,071
Keystone Australia Holdings, Pty. Ltd. (AU)	(h)(i)(j)(k)(AUD)	Consumer Services	7.00%, 8.00% PIK		8/7/2019	A$	37,292	32,581	31,859
Kurt Geiger Ltd. (UK)	(h)(i)(j)(k)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£46,625	76,629	76,282
Marshall Retail Group, LLC	(k)(g)	Retailing	L + 600	1.00%	8/25/2020		$16,804	16,639	16,646
MCS AMS Sub-Holdings, LLC (g)		Commercial & Professional Services	L + 600	1.00%	10/15/2019		46,511	45,334	44,651
MSX International, Inc.	(g)	Software & Services	L + 500	1.00%	8/18/2020		10,017	9,450	9,979
New Enterprise Stone & Lime Co., Inc.	(g)(k)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	56,442
Nine West Holdings, Inc.	(e)(g)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		3,554	3,585	3,443
OpenLink Financial, Inc.	(g)	Software & Services	L + 500	1.25%	10/30/2017		46	46	46
Pacific Union Financial, LLC	(i)(k)(g)	Diversified Financials	L + 800	1.00%	5/31/2019		41,147	40,556	41,272
RedPrairie Corp.	(e)(g)	Software & Services	L + 500	1.00%	12/21/2018		3,995	3,995	3,899

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Sportsman’s Warehouse, Inc.	(g)(k)	Retailing	L + 600	1.25%	8/20/2019	$27,335	$	27,102	$	27,380
	(g)(k)		L + 1075	1.25%	8/20/2019	16,079		15,775		16,122
Surgery Center Holdings, Inc.	(e)(f)(g)	Health Care Equipment & Services	L + 425	1.00%	7/24/2020	14,834		14,760		14,816
Travelport, LLC (LU)	(e)(h)(m)	Software & Services	L + 500	1.00%	9/2/2021	19,751		19,506		19,765
Tweddle Group, Inc.	(g)(k)	Automobiles & Components	L + 675	1.00%	4/7/2020	45,822		44,733		45,868
Willbros United States Holding, Inc.	(e)(i)(l)	Energy	L + 975	1.25%	8/7/2019	29,684		29,142		30,031
Wilton Brands, LLC	(e)(g)	Materials	L + 625	1.25%	8/30/2018	5,214		5,135		4,941
Total Senior Secured Loans - First Lien							$	882,037	$	881,948

Senior Secured Loans - Second Lien—37.8%
ABILITY Network, Inc.	(g)	Health Care Equipment & Services	L + 825	1.00%	5/16/2022	$8,230	$	8,151	$	8,271
American Casino & Entertainment Properties, LLC	(g)	Consumer Services	L + 1000	1.25%	1/3/2020	1,832		1,891		1,915
Angelica Corp.	(g)(k)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869		50,869		49,826
Applied Systems, Inc.	(e)(f)(g)	Software & Services	L + 650	1.00%	1/24/2022	24,905		25,348		24,936
Arysta Lifescience SPC, LLC	(e)(g)(i)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305		16,163		16,448
AssuredPartners, Inc.	(g)	Insurance	L + 675	1.00%	4/2/2022	7,115		7,110		7,043
Brake Bros Ltd. (UK)	(h)(i)(j)(n)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£8,823		12,634		13,883
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,657		23,974
Catalina Marketing Corp.	(l)	Media	L + 675	1.00%	4/11/2022	6,020		5,977		5,794
CHG Companies, Inc.	(e)(g)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	10,485		10,372		10,682
CRC Health Group, Inc.	(g)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	42,358		42,128		42,763
CTI Foods Holding Co., LLC	(g)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,909		23,408
Emerald Performance Materials, LLC	(l)	Materials	L + 675	1.00%	8/1/2022	2,041		2,030		2,033
Excelitas Technologies Corp.	(g)(j)(k)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021	108,581		108,581		109,374
Greenway Medical Technologies	(g)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	26,396		26,025		26,264
Gruppo Argenta S.p.A. (LU)	(h)(i)(j)(k)(EUR)	Retailing	12.00% PIK		1/31/2019	€22,754		25,071		25,211
Gypsum Management & Supply, Inc.	(g)	Capital Goods	L + 675	1.00%	4/1/2022	$13,207		13,082		13,207
Integra Telecom Holdings, Inc.	(g)	Telecommunication Services	L + 850	1.25%	2/21/2020	3,000		3,061		3,015
iParadigms Holdings, LLC	(f)(g)	Software & Services	L + 725	1.00%	7/29/2022	20,727		20,561		20,624
Learfield Communications, Inc.	(g)	Media	L + 775	1.00%	10/8/2021	12,767		12,878		12,751
Lightower Fiber, LLC	(e)(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	5,282		5,318		5,278
Maxim Crane, LP	(e)(g)	Capital Goods	L + 925	1.00%	11/26/2018	5,168		5,300		5,286
Misys Ltd. (UK)	(e)(h)(i)	Software & Services	12.00%		6/12/2019	3,000		3,315		3,405
NewWave Communications, Inc.	(g)	Media	L + 800	1.00%	10/30/2020	13,712		13,671		13,781
P2 Energy Solutions, Inc.	(o)	Software & Services	L + 800	1.00%	4/30/2021	9,283		9,197		9,376

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Polyconcept Finance BV (NL)	(h)(i)(k)(l)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	$46,727	$	46,727	$	46,502
Progressive Solutions	(l)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		20,987		21,145
RedPrairie Corp.	(e)(f)(g)	Software & Services	L + 1000	1.25%	12/21/2019	28,404		28,033		27,141
Sabine Oil & Gas, LLC	(e)(g)	Energy	L + 750	1.25%	12/31/2018	14,527		14,416		14,554
SafeNet, Inc.	(k)(l)	Software & Services	L + 750	1.00%	3/5/2021	20,829		20,536		21,038
Safety Technology Holdings, Inc.	(g)(k)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,715		30,682
SI Organization, Inc.	(g)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,465		56,980
Talbots, Inc.	(g)	Retailing	L + 725	1.00%	3/19/2021	15,074		14,973		14,961
The TelX Group, Inc.	(g)	Telecommunication Services	L + 650	1.00%	4/9/2021	11,696		11,681		11,672
Websense, Inc.	(g)	Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	22,131		22,034		22,131
Total Senior Secured Loans—Second Lien							$	739,866	$	745,354

Senior Secured Bonds—8.4%
Artesyn Technologies, Inc.	(p)(q)	Technology Hardware & Equipment	9.75%		10/15/2020	$12,976	$	12,886	$	12,879
Essar Steel Algoma, Inc. (CA)	(h)(i)(p)(q)	Materials	9.38%		3/15/2015	339		340		338
Guitar Center, Inc.	(p)(q)	Retailing	6.50%		4/15/2019	26,191		25,810		23,637
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	9.25%		6/15/2021	2,396		2,374		2,564
Jeld-Wen, Inc. (p)(q)		Capital Goods	12.25%		10/15/2017	9,922		10,666		10,530
Louisiana Public Facilities Authority, 2013 C Bonds	(k)(p)	Energy	11.50%		1/1/2020	50,580		49,235		51,086
Louisiana Public Facilities Authority, 2014 B Bonds	(k)(p)	Energy	11.50%		1/1/2020	10,650		10,650		10,692
New Enterprise Stone & Lime Co., Inc.	(j)(q)	Capital Goods	6.00%, 7.00% PIK		3/15/2018	10,841		10,921		11,816
OAG Holdings, LLC	(j)(k)	Energy	8.00%, 2.00% PIK		12/20/2020	20,313		17,665		18,989
Ryerson, Inc.	(e)	Materials	9.00%		10/15/2017	5,814		5,814		6,134
SquareTwo Financial Corp.	(q)	Banks	11.63%		4/1/2017	16,359		16,142		16,318
Total Senior Secured Bonds							$	162,503	$	164,983

Total Senior Debt							$	1,784,406	$	1,792,285

Subordinated Debt—24.2%
Cemex Materials, LLC	(p)(q)	Materials	7.70%		7/21/2025	$25,312	$	25,259	$	28,425
Cequel Communications Holdings, LLC	(p)(q)	Media	5.13%		12/15/2021	7,205		7,008		6,899
Ceridian Corp.	(p)(q)	Commercial & Professional Services	8.13%		11/15/2017	19,725		19,727		19,750
	(q)		11.00%		3/15/2021	16,201		17,473		18,388
CHS/Community Health Systems, Inc.	(i)(p)(q)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		119
Datatel, Inc.	(e)(j)(p)	Software & Services	9.63%		12/1/2018	9,287		9,210		9,380
Eagle Midco, Inc.	(j)(p)(q)	Software & Services	9.00%		6/15/2018	31,796		32,653		32,472
Education Management Corp.	(i)(j)(k)(p)(q)	Consumer Services	16.00% PIK		7/1/2018	1,403		1,411		662

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)			Cost (d)		Fair Value
Essar Steel Algoma, Inc. (CA)	(h)(i)(p)(q)(r)	Materials	9.88%		6/15/2015		$6,973	$	5,481	$	5,822
GCI, Inc.	(q)	Telecommunication Services	8.63%		11/15/2019		47,812		50,481		49,246
	(q)		6.75%		6/1/2021		158		151		157
Global Closure Systems (FR)	(h)(i)(j)(k)(EUR)	Materials	13.00% PIK		11/15/2019		€18,987		25,031		23,647
Griffins Foods, Ltd. (NZ)	(h)(i)(j)(k)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019	N$	52,406		41,206		42,138
Gruppo Argenta S.p.A. (LU)	(h)(i)(j)(k)(EUR)	Retailing	15.00% PIK		11/11/2018		€668		919		691
Gymboree Corp.	(q)	Retailing	9.13%		12/1/2018		$3,335		3,216		934
Hilding Anders (SE)	(h)(i)(j)(k)(t)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021		€86,803		103,612		99,511
	(h)(i)(j)(k)(t)(EUR)		12.00% PIK		12/31/2023		15,739		1,001		1,640
	(h)(i)(j)(k)(t)(EUR)		18.00% PIK		12/31/2024		7,046		6,846		7,727
Hot Topic, Inc.	(j)(p)(q)	Consumer Durables & Apparel	12.00%		5/15/2019		$8,113		7,967		8,377
iPayment, Inc.	(q)	Software & Services	10.25%		5/15/2018		12,066		9,900		10,648
JC Penney Corp., Inc.	(i)(q)	Retailing	5.65%		6/1/2020		8,549		6,389		7,181
Pharmaceutical Product Development, Inc.	(j)(p)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.38%		10/15/2017		5,151		5,244		5,202
Stuart Weitzman, Inc.	(j)(k)(l)	Consumer Durables & Apparel	11.50%		8/29/2019		56,918		55,518		57,163
Summit Materials, LLC	(q)	Materials	10.50%		1/31/2020		9,711		10,506		10,731
	(p)(q)		10.50%		1/31/2020		5,748		6,317		6,352
The TelX Group, Inc.	(j)(k)	Telecommunication Services	13.50% PIK		7/9/2021		3,239		3,472		3,311
Towergate Finance PLC (UK)	(h)(i)(p)(q)(GBP)	Insurance	10.50%		2/15/2019		£14,608		23,263		20,366
Total Subordinated Debt								$	479,375	$	476,939

Structured Products—1.7%
KKR BPT Holdings Aggregator, LLC	(i)(k)(s)*	Diversified Financials					N/A	$	2,500	$	2,500
Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(h)(i)(k)(p)	Diversified Financials	10.75%		11/13/2018		$28,221		28,221		28,362
VSK Holdings, Ltd. (KY)	(h)(i)(k)(t)(EUR)	Diversified Financials					620,377		—		3,080
Total Structured Products								$	30,721	$	33,942

Equity / Other—5.5%
Ally Financial, Inc., Preferred Stock	(i)(p)(q)	Banks	7.00%				230	$	229	$	230
AltEn, LLC, Membership Interests	(k)(t)*	Energy					611		2,955		2,955
Cengage Learning Holdings II, LP, Common Stock	(e)	Media					227,802		7,529		7,176
Excelitas Technologies Corp., Class A Membership Interest	(k)*	Technology Hardware & Equipment					N/A		5,636		6,025
Genesys Telecommunications Laboratories, Inc., Common Stock	(k)*	Software & Services					5,775		449		761
Global Closure Systems (FR), Limited Partnership Interest	(h)(i)(k)*(EUR)	Materials					N/A		823		1,473
Gruppo Argenta S.p.A. (LU), Warrants	(h)(i)(k)*(EUR)	Retailing					225,289		5,342		4,501

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Hilding Anders (SE), Class A Common Stock	(h)(i)(k)(t)*(SEK)	Consumer Durables & Apparel				1,394,288	$	132	$	312
Hilding Anders (SE), Class B Common Stock	(h)(i)(k)(t)*(SEK)					260,253		25		58
Hilding Anders (SE), Equity Options	(h)(i)(k)(t)*(SEK)				12/31/2020	236,160,807		14,988		13,582
Hyperion Homes, Inc., Common Stock	(k)(t)*	Real Estate				12,840		12,752		12,752
Hyperion Homes, Inc., Warrant Delivery Rights	(k)(t)*					2,193		36		36
Hyperion Homes, Inc., Warrants	(k)(t)*					482		53		53
Jones Apparel Group Holdings, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451		872		2,766
Keystone Australia Holdings, Pty. Ltd., Warrants	(h)(i)(k)*(AUD)	Consumer Services				1,588,469		1,019		1,081
Kurt Geiger, Ltd. (UK), Common Stock	(k)*	Consumer Durables & Apparel				5,451		1,090		6,502
Nine West Holdings, Inc., Common Stock	(k)*	Consumer Durables & Apparel				5,451		6,541		5,671
OAG Holdings, LLC, Overriding Royalty Interest	(k)	Energy				N/A		2,354		1,688
Orchard Marine, Ltd., (VG), Class B Common Stock	(h)(i)(k)(t)*	Transportation				1,964		3,069		3,069
Orchard Marine, Ltd., (VG), Series A Preferred Stock	(h)(i)(k)(t)		9.00%			9,820		8,862		8,862
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest(i)(k)		Diversified Financials				N/A		22,803		19,910
Stuart Weitzman, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451	$	3,025	$	8,509
Total Equity / Other							$	100,584	$	107,972

Total Investments, excluding Short Term Investments—122.3%							$	2,395,086	$	2,411,138

Short Term Investments—0.1%
Goldman Sachs Financial Square Funds - Prime Obligations Fund, FST Preferred Shares (e)(u)			0.01%			1,142,000	$	1,142	$	1,142
State Street Institutional Liquid Reserves Fund, Institutional Class	(u)		0.06%			84,848		85		85
Total Short Term Investments							$	1,227	$	1,227

TOTAL INVESTMENTS — 122.4%(v)							$	2,396,313	$	2,412,365

LIABILITIES IN EXCESS OF OTHER ASSETS—(22.4%)										(442,124)

NET ASSETS—100.0%									$	1,970,241

Collateral on Deposit with Custodian—3.2%
Bank of Nova Scotia - Certificate of Deposit			0.13%		12/31/2014	63,400	$	63,400		63,400
Total Collateral on Deposit with Custodian							$	63,400	$	63,400

Derivative Instruments (Note 4)—1.4%
Foreign currency forward contracts	(i)		N/A		10/2014-4/2017		$	—	$	27,838

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Total return swaps	(i	)(k)		N/A		1/15/2016		—	(1,019)
Total Derivative Instruments								$—	$26,819

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/Non-Affiliate Investments are investments that are neither Controlled Investments nor Affiliate Investments.

(c)	Denominated in U.S. Dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.

(f)	Position or portion thereof unsettled as of September 30, 2014.

(g)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2014 was 0.24%. The current base rate for each investment may be different from the reference rate on September 30, 2014.

(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.7% of the Company’s total assets represented qualifying assets as of September 30, 2014.

(j)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

			Nine Months Ended September 30, 2014
PIK Security Name	Local Currency	Local Par as of December 31, 2013	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of September 30, 2014	Total Current Interest Rate	Currant PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	$26,464	$—	$2,096	$—	$28,560	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,650	—	173	—	8,823	L + 625	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	—	—	—	9,287	9.63%	0.00%	10.38%
Eagle Midco, Inc. - 9.00%	USD	39,815	31,796	—	(39,815)	31,796	9.00%	0.00%	9.75%
Education Management, LLC - 15.00%, 1.00% PIK	USD	1,299		—	(1,299)	—	N/A	N/A	N/A
Education Management, LLC - 16.00% PIK	USD	—	1,299	104	—	1,403	16.00%	16.00%	16.00%
Excelitas Technologies Corp. - L + 975, 1.50% PIK	USD	107,355	—	1,226	—	108,581	L + 1125	1.50%	1.50%
Global Closure Systems - 13.00% PIK	EUR	17,828	—	1,159	—	18,987	13.00%	13.00%	13.00%
Griffins Foods, Ltd. - 13.75% PIK	NZD	47,417	—	4,989	—	52,406	13.75%	13.75%	13.75%
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	—	635	33	—	668	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	—	21,459	1,295	—	22,754	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	—	7,046	—	—	7,046	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	81,478	—	5,325	—	86,803	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	—	15,739	—	—	15,739	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	—	—	—	8,113	12.00%	0.00%	12.75%
Keystone Australia Holdings, Pty. Ltd. - 7.00%, 8.00% PIK	AUD	—	36,858	434	—	37,292	15.00%	8.00%	8.00%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	—	46,625	—	—	46,625	11.00%	1.00%	1.00%
New Enterprise Stone & Lime Co., Inc. - 6.00%, 7.00% PIK	USD	10,071	—	770	—	10,841	13.00%	7.00%	11.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,008	—	305	—	20,313	10.00%	2.00%	2.00%
Pharmaceutical Product Development, Inc. - 9.38%	USD	—	5,151	—	—	5,151	9.38%	0.00%	10.13%
Stuart Weitzman, Inc. - 11.50%	USD	—	56,918	—	—	56,918	11.50%	0.00%	12.50%
The TelX Group, Inc. - 13.50% PIK	USD	—	3,142	97	—	3,239	13.50%	13.50%	13.50%

(k)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(l)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2014 was 0.16%. The current base rate for each investment may be different from the reference rate on September 30, 2014.

(m)	The interest rate on these investments is subject to a base rate of 2 month Libor, which at September 30, 2014 was 0.20%. The current base rate for each investment may be different from the reference rate on September 30, 2014.

(n)	The interest rate on these investments is subject to a base rate of GBP Libor, which at September 30, 2014 was 0.48%. The current base rate for each investment may be different from the reference rate on September 30, 2014.

(o)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2014 was 0.33%. The current base rate for each investment may be different from the reference rate on September 30, 2014.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

(p)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(q)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement.

(r)	Investment was on non-accrual status as of September 30, 2014.

(s)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2014 represented 0.1% of the Company’s net assets. Fair value as of December 31, 2013 and September 30, 2014 along with transactions during the nine months ended September 30, 2014 in these controlled investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC
Structured Product	$2,500	$—	$—	$—	$2,500	$—	$—	$—	$—

Totals	$2,500	$—	$—	$—	$2,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

(t)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as Controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2014 represented 7.8% of the Company’s net assets. Fair value as of December 31, 2013 and September 30, 2014 along with transactions during the nine months ended September 30, 2014 in these Affiliated investments are as follows (amounts in thousands):

		Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$-	$2,955	$-	$-	$2,955	$-	$-	$-	$-
Hilding Anders
Subordinated Debt	-	111,459	-	(2,581)	108,878	-	8,787	-	-
Class A Common Stock	-	132	-	180	312	-	-	-	-
Class B Common Stock	-	25	-	33	58	-	-	-	-
Equity Options	-	14,988	-	(1,406)	13,582	-	-	-	-
Hyperion Homes, Inc.
Common Stock	-	12,752	-	-	12,752	-	-	-	-
Warrants	-	53	-	-	53	-	-	-	-
Warrants Delivery Rights	-	36	-	-	36	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	-	3,069	-	-	3,069	-	-	-	-
Series A Preferred Stock	-	8,862	-	-	8,862	-	-	-	-
VSK Holdings, Ltd.								-	-
Structured Product	21,481	-	(21,474)	3,073	3,080	-	-	-	2,643

Totals	$21,481	$154,331	$(21,474)	$(701)	$153,637	$-	$8,787	$-	$2,643

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(u)	7-day effective yield as of September 30, 2014.

(v)	As of September 30, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $50,904; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $34,852; the net unrealized appreciation was $16,052; the aggregate cost of securities for Federal income tax purposes was $2,396,313.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2014

(in thousands, except share amounts)

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.873 as of September 30, 2014.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.269 as of September 30, 2014.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.624 as of September 30, 2014.

NZD - New Zealand Dollar; local currency investment amount is denominated in New Zealand Dollars. N$1 / US $0.778 as of September 30, 2014.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.138 as of September 30, 2014.

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

NL - The Netherlands

NZ - New Zealand

SE - Sweden

UK - United Kingdom

VG - British Virgin Islands

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Senior Secured Loans - Second Lien—46.9%

American Casino & Entertainment Properties, LLC		Consumer Services	L + 1000	1.25%	1/3/2020	$ 1,832	$ 1,897	$ 1,915

Angelica Corp.	(j)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869	50,869	50,512

Applied Systems, Inc.	(g)	Software & Services	L + 725	1.00%	6/8/2017	5,895	5,969	5,932

Arysta Lifescience SPC, LLC	(e)(g)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305	16,150	16,606

Brake Bros Ltd. (UK)	(e)(f)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£ 8,650	12,049	13,661

CHG Companies, Inc.	(g)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	$ 10,485	10,363	10,669

Continental Building Products, LLC	(g)(h)	Materials	L + 775	1.00%	2/26/2021	19,378	19,509	19,475

CSM Bakery Products	(e)	Food, Beverage & Tobacco	L + 750	1.00%	7/3/2021	15,175	15,322	15,336

CTI Foods Holding Co., LLC		Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,884	23,451

Data Device Corp.		Capital Goods	L + 1000	1.50%	7/11/2019	8,000	7,864	7,680

Excelitas Technologies Corp.	(j)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021	107,355	107,355	107,033

EZE Castle Software, Inc.	(g)	Software & Services	L + 725	1.25%	4/5/2021	12,962	12,922	13,210

GENEX Services, Inc.	(g)	Health Care Equipment & Services	L + 825	1.00%	1/26/2019	21,029	20,828	21,266

Greenway Medical Technologies		Health Care Equipment & Services	L + 825	1.00%	11/4/2021	26,396	25,998	26,660

Hudson’s Bay Co. (CA)	(e)(f)	Retailing	L + 725	1.00%	11/4/2021	2,933	2,904	3,039

Learfield Communications, Inc.		Media	L + 775	1.00%	10/8/2021	4,743	4,696	4,861

Lightower Fiber, LLC	(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	3,381	3,349	3,420

Misys Ltd. (UK)	(e)(f)(g)	Software & Services	12.00%		6/12/2019	3,000	3,367	3,463

Monarch (LU)	(e)(f)(g)	Materials	L + 700	1.25%	4/3/2020	5,416	5,392	5,576

NewWave Communications, Inc.		Media	L + 800	1.00%	10/30/2020	8,339	8,264	8,506

P2 Energy Solutions, Inc.		Software & Services	L + 800	1.00%	4/30/2021	9,283	9,191	9,469

Packaging Coordinators, Inc.	(j)	Materials	L + 825	1.25%	10/31/2020	11,827	11,716	11,886

Polyconcept Finance BV (NL)	(e)(f)(j)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727	46,727	45,886

Progressive Solutions	(h)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	19,903	19,704	20,002

RedPrairie Corp.	(g)	Software & Services	L + 1000	1.25%	12/21/2019	18,150	18,169	18,691

Sabine Oil & Gas, LLC	(e)(g)	Energy	L + 750	1.25%	12/31/2018	14,527	14,400	14,708

Safety Technology Holdings, Inc.	(j)	Technology Hardware & Equipment	L + 825	1.25%	6/2/2020	30,402	29,651	29,642

Sedgwick Claims Management Services Holdings, Inc.		Insurance	L + 700	1.00%	12/15/2018	25,735	25,615	26,217

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Sheridan Holdings, Inc.	(h)	Health Care Equipment & Services	L + 725	1.00%	12/13/2021	$ 13,899	$ 13,830	$ 14,030

StoneRiver Holdings, Inc.		Insurance	L + 725	1.25%	5/30/2020	15,860	15,782	16,029

Talbots, Inc.	(j)	Retailing	L + 800	1.25%	8/30/2018	50,000	50,000	50,450

Travelport, LLC	(g)	Software & Services	L + 800	1.50%	1/31/2016	18,868	18,533	19,582

Websense, Inc.		Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	32,018	31,866	32,098

Total Senior Secured Loans - Second Lien							$663,135	$670,961

Senior Secured Bonds—11.5%

Allen Systems Group, Inc.	(k)(l)	Software & Services	10.50%		11/15/2016	106	73	57

American Rock Salt Co., LLC	(k)(l)	Materials	8.25%		5/1/2018	9,690	9,051	9,763

Artesyn Technologies, Inc.	(e)(k)	Technology Hardware & Equipment	9.75%		10/15/2020	3,567	3,567	3,745

Avaya, Inc.	(g)(k)	Technology Hardware & Equipment	7.00%		4/1/2019	3,722	3,436	3,648
	(k)		9.00%		4/1/2019	7,048	7,035	7,365

Cengage Learning Acquisitions, Inc.	(i)(k)(l)	Media	11.50%		4/15/2020	12,154	12,398	9,738

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	9.25%		6/15/2021	27,300	27,464	28,597

Louisiana Public Facilities Authority	(j)	Energy	11.50%		1/1/2020	50,580	49,070	49,063

New Enterprise Stone & Lime Co., Inc.	(l)	Capital Goods	5.00%, 8.00% PIK		3/15/2018	10,071	10,162	11,381

OAG Holdings, LLC	(e)(j)	Energy	8.00%, 2.00% PIK		12/20/2020	20,008	17,163	17,153

Pinnacle Agriculture Holdings, LLC	(k)(l)	Materials	9.00%		11/15/2020	2,193	2,193	2,327

Ryerson, Inc.	(g)	Materials	9.00%		10/15/2017	5,814	5,814	6,163

SquareTwo Financial Corp.	(l)	Banks	11.63%		4/1/2017	6,309	6,566	6,522

Wise Metals Group, LLC	(k)(l)	Materials	8.75%		12/15/2018	2,148	2,148	2,261

Xella Holdco Finance SA (LU)	(e)(f)(k)(l)(EUR)	Materials	9.13% or 9.88% PIK		9/15/2018	€ 5,097	6,860	7,345

Total Senior Secured Bonds							$163,000	$165,128

Total Senior Debt—103.1%							$1,452,592	$1,474,492

Subordinated Debt—25.9%

Algeco/Scotsman (LU)	(e)(f)(k)(l)	Consumer Durables & Apparel	10.75%		10/15/2019	$ 179	$181	$189

CDW Corp.	(e)	Technology Hardware & Equipment	12.54%		10/12/2017	1,879	1,986	1,964

Cemex Materials, LLC	(k)(l)	Materials	7.70%		7/21/2025	23,312	22,941	24,128

Cequel Communications Holdings, LLC	(k)(l)	Media	5.13%		12/15/2021	5,000	4,834	4,688

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Ceridian Corp.	(l)	Commercial & Professional Services	11.00%		3/15/2021	$ 16,201	$ 17,574	$ 18,672

Commscope, Inc.	(k)(l)	Technology Hardware & Equipment	6.63% or 7.38% PIK		6/1/2020	5,000	4,976	5,200

CompuCom Systems, Inc.	(k)(l)	Software & Services	7.00%		5/1/2021	9,847	9,566	9,773

ConvaTec Healthcare E SA (LU)	(e)(f)(k)(l)	Health Care Equipment & Services	8.25% or 9.00% PIK		1/15/2019	2,545	2,521	2,605

CRC Health Group, Inc.	(l)	Health Care Equipment & Services	10.75%		2/1/2016	6,021	6,047	6,036

Datatel, Inc.	(g)(k)	Software & Services	9.63% or 9.63% PIK		12/1/2018	9,287	9,195	9,566

Education Management, LLC	(e)	Consumer Services	15.00%		7/1/2018	1,299	1,307	1,409

Epicor Software Corp.	(k)(l)	Software & Services	9.00% or 9.75% PIK		6/15/2018	39,815	39,090	41,507

GCI, Inc.	(l)	Telecommunication Services	8.63%		11/15/2019	8,575	9,041	9,111
	(l)		6.75%		6/1/2021	14,381	13,737	13,770

Genesys Telecommunications Laboratories, Inc.	(j)(EUR)	Software & Services	12.50%		1/31/2020	€ 2,044	2,637	2,924

Global Closure Systems (FR)	(e)(f)(j)(EUR)	Materials	12.00% or 13.00% PIK		11/15/2019	17,828	23,443	25,140

Griffins Foods, Ltd. (NZ)	(e)(f)(j)(NZD)	Food, Beverage & Tobacco	13.75% PIK		1/31/2019	N$ 47,417	36,916	39,035

Gymboree Corp.	(l)	Retailing	9.13%		12/1/2018	$ 3,335	3,199	3,072

Hilding Anders (SE)	(e)(f)(j)(EUR)	Consumer Durables & Apparel	12.00% or 13.00% PIK		6/30/2021	€ 81,478	95,634	98,974

Hot Topic, Inc.	(k)(l)	Consumer Durables & Apparel	12.00% or 12.75% PIK		5/15/2019	$ 8,113	7,951	8,032

iPayment, Inc.		Software & Services	10.25%		5/15/2018	4,634	4,289	3,800

JC Penney Corp., Inc.	(e)	Retailing	5.65%		6/1/2020	11,139	8,338	8,744

Summit Materials, LLC	(l)	Materials	10.50%		1/31/2020	462	518	508

The TelX Group, Inc.	(j)(k)	Telecommunication Services	12.00% or 10.00%, 2.00% PIK		9/26/2019	5,517	5,952	5,848

Towergate Finance PLC (UK)	(e)(f)(k)(l)(GBP)	Insurance	10.50%		2/15/2019	£ 14,608	23,366	25,436

Total Subordinated Debt							$ 355,239	$ 370,131

Structured Products—3.9%

KKR BPT Holdings Aggregator, LLC	(e)(j)(q)*	Diversified Financials				$ 2,500	2,500	2,500

Start CLO Ltd. 2010-6A Class A (KY)	(e)(f)(j)(k)(m)	Diversified Financials	L + 1600		4/1/2014	3,310	3,325	3,359

Trade Finance Funding I, Ltd. 2013-1A Class B	(e)(j)(k)	Diversified Financials	10.75%		11/13/2018	28,221	28,221	28,235

VSK Holdings, Ltd. (KY)	(e)(f)(j)(p)*	Diversified Financials				620	21,474	21,481

Total Structured Products							$ 55,520	$ 55,575

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	EURIBOR /LIBOR Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value

Equity / Other—1.7%

Excelitas Technologies Corp., Common Stock	(j)*	Technology Hardware & Equipment				5,636,153	$5,636	$5,566

Genesys Telecommunications Laboratories, Inc., Common Stock	(j)*	Software & Services				448,908	449	672

Global Closure Systems (FR), Common Stock	(e)(f)(j)*	Materials				597,989	823	823

Hilding Anders (SE), Equity Options	(e)(f)(j)*	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	15,256

OAG Holdings, LLC, Overriding Royalty Interest	(e)(j)*	Energy				2,353,940	2,354	2,354

Total Equity / Other							$24,250	$24,671

Total Investments, excluding Short Term Investments – 134.6%							$1,887,601	$1,924,869

Short Term Investments—10.5%

Goldman Sachs Financial Square Funds - Prime Obligations Fund, FST Preferred Shares	(g)(n)		0.01%			149,800,957	$149,801	$149,801
State Street Institutional Liquid Reserves Fund, Institutional Class	(n)		0.06%			102,061	102	102

Total Short Term Investments							$149,903	$149,903

TOTAL INVESTMENTS — 145.1%(o)							$2,037,504	2,074,772

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.1%)								(644,338)

NET ASSETS—100.0%								$1,430,434

Collateral on Deposit with Custodian—2.6%

Bank of Nova Scotia - Certificate of Deposit			0.16%		3/31/2014	$ 37,501	$37,501	$37,501

Total Collateral on Deposit with Custodian							$37,501	$37,501

Derivative Instruments—(0.1%)

Foreign currency forward contracts	(e)		N/A		1/2014 - 1/2015		$—	$(3,181)
Total return swaps	(e)(j)		N/A		1/15/2016		—	1,861

Total Derivative Instruments							$—	$(1,320)

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-Controlled/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(c)	Denominated in U.S. Dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.8% of the Company’s total assets represented qualifying assets as of December 31, 2013.
(f)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be in a different country than the domicile of the portfolio company.
(g)	Security or portion thereof is held within CCT Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank.
(h)	Position or portion thereof unsettled as of December 31, 2013.
(i)	Investment was on non-accrual status as of December 31, 2013.
(j)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(k)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(l)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.
(m)	A portfolio company investment structured as a credit-linked floating rate note.
(n)	7-day effective yield as of December 31, 2013.
(o)	As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,062; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,918; the net unrealized appreciation was $37,144; the aggregate cost of securities for Federal income tax purposes was $2,037,628.
(p)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as Controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represents 1.5% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in these Affiliated investments are as follows (amounts in thousands):

	Fair Value at December 31, 2012	Year Ended December 31, 2013			Fair Value at December 31, 2013	Year Ended December 31, 2013
		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)
Non-controlled, Affiliated Investments						Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
VSK Holdings, Ltd. Structured Product	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

Totals	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2013 represents 0.2% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in these Controlled investments are as follows (amounts in thousands):

	Fair Value at December 31, 2012	Year Ended December 31, 2013			Fair Value at December 31, 2013	Year Ended December 31, 2013
		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)
Controlled Investments						Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC Structured Product	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

Totals	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC, formerly known as KKR Asset Management LLC (“KKR”), (collectively, the “Advisors”), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”). The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (Registration No. 333-189544) (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock for an approximate maximum offering amount of $2.3 billion (the “Follow-On Offering”). Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.”

As of September 30, 2014, the Company had three wholly owned financing subsidiaries. CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”) were established on July 15, 2011 and August 13, 2013, respectively, both of which are special purpose financing subsidiaries organized for the purpose of arranging secured, revolving credit facilities with banks and borrowing money to invest in portfolio companies. Halifax Funding LLC (“Halifax Funding”) was established on October 11, 2012 as a special purpose financing subsidiary for the purpose of entering into total return swaps (“TRS”). The Company has also formed FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. The purpose of the Taxable Subsidiaries is to hold equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.       Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

Valuation of Investments - The Company measures the value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short term investment funds and foreign currency are generally included in Level 1. The Company does not adjust the quoted price for these investments.

Level 2 – Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts and certain over-the-counter derivatives.

Level 3 – Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, illiquid corporate bonds and loans, common and preferred stock investments, and equity options that lack observable market pricing.

In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Company may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available or reliable. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

The Company and the board of directors conduct its fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments whose market prices are not readily available, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by KKR (internal valuation) and/or the Company’s independent third party valuation firm (external valuation), which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it then forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Company’s board of directors then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by our audit committee, determines the fair value of these investments in good faith.

The valuation techniques used by the Company for the assets and liabilities that are classified as Level 3 in the fair value hierarchy are described below.

Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value for a particular investment will generally be within the value range conclusions derived by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

Total Return Swaps: The Company values its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income, (iii) TRS financing costs on the TRS settled notional amount, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s management reviews, tests and compares (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s management reviews the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, refer to Note 4.

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Company’s Level 3 valuations, are described in Note 5. The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.

In its role as the Company’s investment sub-adviser, KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally non-recurring and are recognized as earned fee income by the Company upon the earlier of the investment commitment execution date or closing date. Loan origination, closing, commitment and other fees received by the Company directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

Certain of the Company’s investments in debt securities contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates as the original securities issued. PIK interest generally becomes due at maturity of the investment or upon the investment being called by the issuer.

If the portfolio company valuation indicates the value of the PIK investment is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. PIK interest income is included in taxable income and could require the Company to make additional distributions to the Company’s shareholders to maintain the Company’s status as a RIC.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such investments are likely to remain current on interest payment obligations. The Company may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection. The contractual interest associated with a debt security that has been placed on non-accrual status might increase taxable income, which could create an additional distribution requirement to the Company’s shareholders to maintain the Company’s status as a RIC.

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of the net accrued interest income and accrued TRS financing charges owed and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gain (loss) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

Deferred Financing Costs - Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities, term loan and the TRS are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. Unamortized deferred financing costs are included in prepaid and deferred expenses in the condensed consolidated statements of assets and liabilities. The amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations.

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

Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

Net realized foreign exchange gains or losses arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company. Unrealized appreciation (depreciation) from currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) in derivative instruments in the condensed consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the condensed consolidated statements of operations.

Management Fees - The Company accrues for the base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Company records the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore, the accrual for incentive fee on capital gains includes the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally, the determination of whether the accrued incentive fee on capital gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees.

Offering Expenses - Continuous offering expenses, including reimbursement payments to the Advisors, but excluding commission and marketing support fees, are accumulated monthly and capitalized in the condensed consolidated statements of assets and liabilities as deferred offering expenses and then subsequently expensed over a 12-month period.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions – Weekly distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the public offering price, net of commissions and marketing support fees.

Federal Income Taxes - The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may, at its discretion, pay a 4% non-deductible federal excise tax on under-distribution of capital gains and taxable income.

The Taxable Subsidiaries hold certain of the Company’s portfolio investments. The Taxable Subsidiaries are consolidated for GAAP reporting purposes, and the portfolio investments held by such entities are included in the condensed consolidated financial statements. The Taxable Subsidiaries may generate income tax expense, or benefit, and related tax assets and liabilities. As a result, any such income tax expense, or benefit and the related tax assets and liabilities are recorded in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes in its condensed consolidated financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company and the Taxable Subsidiaries file federal and state tax returns, their major tax jurisdiction is federal.

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

3.       Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests or limited partnership interests. The Company may also invest in structured products such as collateralized loan obligations. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended September 30, 2014 and 2013. The purchase and sale amounts exclude short-term investments (i.e. money market fund investments) and derivative instruments (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment purchases, at cost	$449,447	$658,024	$1,260,847	$1,443,232
Investment sales, proceeds	48,067	133,874	442,624	422,376
Principal payments/paydown proceeds	101,692	18,333	351,163	78,029

As of September 30, 2014, debt investments on non-accrual status represented 0.2% of total investments on both an amortized cost basis and fair value basis. As of December 31, 2013, debt investments on non-accrual status represented 0.7% and 0.6% of total investments on an amortized cost basis and fair value basis, respectively.

As of September 30, 2014 and December 31, 2013, the Company’s investment portfolio consisted of the following (amounts in thousands):

	As of September 30, 2014
Asset Category	Amortized Cost		Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt	$1,784,406		$1,792,285	74.3%	90.9%
Subordinated debt	479,375		476,939	19.8	24.2
Structured products	30,721		33,942	1.4	1.7
Equity/Other	100,584		107,972	4.5	5.5

Subtotal	2,395,086		2,411,138	100.0%	122.3

Short term investments	1,227		1,227		0.1

Total investments	$2,396,313		$2,412,365		122.4%

	As of December 31, 2013
Asset Category	Cost		Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt	$1,452,592		$1,474,492	76.6%	103.1%
Subordinated debt	355,239	(1)	370,131	19.2	25.9
Structured products	55,520		55,575	2.9	3.9
Equity/Other	24,250		24,671	1.3	1.7

Subtotal	1,887,601		1,924,869	100.0%	134.6

Short term investments	149,903		149,903		10.5

Total investments	$2,037,504		$2,074,772		145.1%

(1)	This number has been corrected for a typographical error in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 20, 2014, wherein it had been incorrectly reported as $305,239.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio at fair value, excluding short-term investments and derivative instruments, as of September 30, 2014 and December 31, 2013 was as follows:

Industry Composition	September 30, 2014	December 31, 2013
Consumer Durables & Apparel	20.4%	19.0%
Software & Services	9.5	7.7
Capital Goods	9.3	5.4
Retailing	9.3	10.6
Health Care Equipment & Services	8.4	9.3
Technology Hardware & Equipment	7.5	12.4
Energy	6.5	6.1
Diversified Financials	5.4	2.9
Materials	3.8	7.1
Commercial & Professional Services	3.4	3.5
Food, Beverage & Tobacco	3.4	5.2
Telecommunication Services	3.0	1.7
Media	1.9	3.5
Automobiles & Components	1.9	-
Consumer Services	1.9	0.2
Food & Staples Retailing	1.3	1.7
Insurance	1.1	3.5
Remaining Industries	2.0	0.2

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	75.3%	76.9%
Sweden	5.1	5.9
United Kingdom	5.0	2.2
Luxembourg	4.1	4.4
Ireland	2.3	3.1
Netherlands	1.9	2.4
New Zealand	1.7	2.0
Australia	1.4	-
Cayman Islands	1.3	1.3
France	1.0	1.3
Remaining Countries	0.9	0.5

Total	100.0%	100.0%

Local Currency
U.S. Dollar	82.4%	84.0%
Euro	9.3	11.2
British Pound Sterling	4.6	2.0
New Zealand Dollar	1.7	2.0
Australian Dollar	1.4	-
Swedish Krona	0.6	0.8

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities (amounts in thousands):

		Fair Value
Derivative Instrument	Statement Location	September 30, 2014	December 31, 2013
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	$28,100	$-
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(262)	(3,181)
TRS	Unrealized appreciation (depreciation) on derivative instruments	(1,019)	1,861

Total		$26,819	$(1,320)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2014 and 2013 are in the following location in the condensed consolidated statements of operations (amounts in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2014	2013	2014	2013
Foreign currency forward contracts	Net realized loss on derivative instruments	$(1,486)	$(316)	$(4,658)	$(191)
TRS	Net realized gain on derivative instruments	938	7,314	3,332	9,839

Total		$(548)	$6,998	$(1,326)	$9,648

		Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2014	2013	2014	2013
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$32,950	$(4,343)	$31,019	$(2,946)
TRS	Net change in unrealized depreciation on derivative instruments	(1,510)	(5,120)	(2,880)	(511)

Total		$31,440	$(9,463)	$28,139	$(3,457)

Foreign Currency Forward Contracts:

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the current period as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are indicative of the volume of activity during the period.

As of September 30, 2014 and December 31, 2013, the details of the Company’s open foreign currency forward contracts were as follows (amounts in thousands):

September 30, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct. 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$31,140	$1,892
EUR	Oct. 9, 2014	State Street Bank and Trust		€3,575 Sold	4,865	4,516	349
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	21,487	1,432
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	54,982	4,626
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	21,365	1,480
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,458	101
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	20,223	2,012
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	14,030	1,084
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	14,030	1,082
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,650 Bought	4,875	4,613	(262)
EUR	Jan. 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	5,123	114
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,876	537
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€61,000 Sold	83,436	77,669	5,767
GBP	Oct. 9, 2014	State Street Bank and Trust		£23,598 Sold	40,390	38,254	2,136
GBP	Apr. 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,738	73,736	1,002
NZD	Oct. 9, 2014	State Street Bank and Trust	N$	46,650 Sold	40,520	36,392	4,128
NZD	Oct. 9, 2014	State Street Bank and Trust	N$	4,000 Sold	3,478	3,120	358

Total					$457,376	$429,014	$27,838

December 31, 2013
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2013	Unrealized Appreciation (Depreciation)
EUR	Jan. 3, 2014	State Street Bank and Trust		€2,100 Sold	$2,745	$2,889	$(144)
EUR	Jan. 10, 2014	State Street Bank and Trust		€8,100 Sold	10,747	11,143	(396)
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	23,402	(483)
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	59,882	(274)
EUR	Jan. 8, 2015	State Street Bank and Trust		€2,100 Sold	2,899	2,891	8
GBP	Jan. 10, 2014	State Street Bank and Trust		£15,100 Sold	23,701	25,004	(1,303)
GBP	Jan. 10, 2014	State Street Bank and Trust		£8,498 Sold	13,484	14,071	(587)
NZD	Jul. 23, 2014	State Street Bank and Trust	N$	4,000 Sold	3,235	3,237	(2)

Total					$139,338	$142,519	$(3,181)

Unrealized gains or losses from investments denominated in foreign currencies that these open foreign currency forward contracts are designed to offset are included in unrealized appreciation (depreciation) on investments in the condensed consolidated statement of operations.

Equity Options:

The Company holds equity options in certain portfolio companies to enhance investment returns in connection with its primary lending activities. In purchasing options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The equity options are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of options as of September 30, 2014 and December 31, 2013 represented 0.7% and 1.1% of the Company’s net assets, respectively.

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or “Counterparty”). The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the TRS agreements, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each, a “TRS asset” and together, the “TRS assets”) with a maximum aggregate notional amount of $500 million. Under the terms of the TRS agreements, each TRS asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by the TRS assets and (ii) realized gains from the sale or principal payments/paydowns of TRS assets, if any. Halifax Funding pays to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three-month LIBOR+0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR+1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and (ii) realized losses, if any. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, on the liquidation of TRS assets.

Halifax Funding posts collateral in the form of certificates of deposit held by a custodian. Generally, the required collateral amount is at least 40% of the notional amount of each TRS asset at the time that such TRS asset is confirmed for acquisition by the counterparty. Halifax Funding may be required to post additional collateral in the event the value of the TRS assets decreases below a specified amount. Halifax Funding is required to post additional collateral to ensure that the collateral’s market value, as solely determined by BNS, is at least equal to 25% of the value of the TRS portfolio.

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $5.24 million if the TRS had been terminated as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, Halifax Funding had selected 33 and 20 underlying debt positions, respectively, and had posted $63.4 million and $37.5 million in collateral, respectively, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014	December 31, 2013
Settled notional amount	$108,948	$54,829
Unsettled additions	3,745	23,759
Unsettled deletions	(2,590)	(18,677)

Total notional amount	$110,103	$59,911

The following table summarizes the fair value components of the TRS portfolio as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Interest and fee income	$1,688	$1,806
Financing charge	(184)	(103)
Net realized loss	(42)	(27)
Net unrealized appreciation/depreciation of TRS assets	(2,481)	185

TRS Total fair value	$(1,019)	$1,861

The following table summarizes the components of TRS realized gains (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and fee income	$994	$5,305	$3,426	$9,080
Financing charge	(127)	(696)	(372)	(1,630)
Net realized gains	71	2,705	278	2,389

TRS Total realized gains	$938	$7,314	$3,332	$9,839

The following is a summary of the TRS assets (trade basis) as of September 30, 2014 (amounts in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	$3,451	$3,388	$(63)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	4,012	3,880	(132)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/14/2020	2,055	2,018	(37)
Ceridian Corp.	Commercial & Professional Services	L + 400		5/9/2017	1,970	1,952	(18)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,990	2,947	(43)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/28/2020	3,998	3,958	(40)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,078	(756)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,847	(38)
OneStopPlus Group	Consumer Durables & Apparel	L + 350	1.00%	3/18/2021	353	342	(11)
OpenLink Financial, Inc.	Software & Services	L + 500	1.25%	10/30/2017	824	818	(6)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	4,002	3,916	(86)
Travelport, LLC	Software & Services	L + 500	1.00%	9/2/2021	3,950	3,991	41
Wilton Brands, LLC	Materials	L + 625	1.25%	8/30/2018	3,139	3,082	(57)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	3,983	3,874	(109)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	3,980	3,908	(72)
AssuredPartners, Inc.	Insurance	L + 350	1.00%	4/2/2021	4,000	3,918	(82)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,835	3,814	(21)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,985	3,905	(80)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	3,739	3,656	(83)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	3,236	3,187	(49)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	3,803	3,727	(76)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,375	(29)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	1,984	1,953	(31)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	3,990	3,916	(74)
Hillman Group, Inc.	Capital Goods	L + 350	1.00%	6/30/2021	4,016	3,970	(46)
Caesars Entertainment Operating Co., Inc. (b)(c)	Consumer Services	L + 675		3/1/2017	3,745	3,643	(102)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	4,198	4,129	(69)

Total Senior Secured Loans - First Lien					92,361	90,192	(2,169)

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,131	233
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,323	1,340	17
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	5,113	(437)

Total Senior Secured Loans - Second Lien					9,771	9,584	(187)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,474	(166)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,728	53

Total Senior Secured Bonds					7,315	7,202	(113)

Subordinated Debt
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	644	(12)

Total Subordinated Debt					656	644	(12)

TOTAL					$110,103	$107,622	$(2,481)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of September 30, 2014.

The following is a summary of the TRS assets (trade basis) as of December 31, 2013 (amounts in thousands):

Company (a)	Industry	Interest Rate		LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
Avaya, Inc.	Technology Hardware & Equipment	L + 675		1.25%	3/31/2018	$2,573	$2,627	$54
Caraustar Industries, Inc. (c)	Materials	L + 625		1.25%	5/1/2019	3,648	3,626	(22)
Catalina Marketing Corp. (c)	Media	L + 425		1.00%	10/12/2020	3,526	3,532	6
Continental Building Products, LLC	Materials	L + 375		1.00%	8/28/2020	1,985	1,994	9
Data Device Corp. (c)	Capital Goods	L + 650		1.50%	7/11/2018	2,680	2,669	(11)
Greenway Medical Technologies	Health Care Equipment & Services	L + 500		1.00%	11/4/2020	2,475	2,462	(13)
Internet Brands, Inc. (c)	Media	L + 500		1.25%	3/18/2019	2,465	2,440	(25)
IPC Systems, Inc.	Technology Hardware & Equipment	L + 650		1.25%	7/31/2017	2,971	3,015	44
OneStopPlus Group (c)	Consumer Durables & Apparel	L + 450		1.00%	2/5/2020	7,294	7,285	(9)
Travelport, LLC (c)	Software & Services	L + 500		1.25%	6/26/2019	2,304	2,326	22
Wilton Brands, LLC (c)	Materials	L + 625		1.25%	8/30/2018	3,316	3,263	(53)

Total Senior Secured Loans - First Lien						35,237	35,239	2

Senior Secured Loans - Second Lien
Misys Ltd. (b)	Software & Services	12.00%			6/12/2019	2,898	3,232	334
NEP Group, Inc.	Media	L + 825		1.25%	7/22/2020	1,315	1,360	45
RedPrairie Corp.	Software & Services	L + 1000		1.25%	12/21/2019	1,830	1,743	(87)

Total Senior Secured Loans - Second Lien						6,043	6,335	292

Senior Secured Bonds
Artesyn Technologies, Inc. (b)	Technology Hardware & Equipment	9.75%			10/15/2020	3,640	3,640	-
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%			6/15/2021	3,675	3,658	(17)
Pinnacle Agriculture Holdings, LLC	Materials	9.00%			11/15/2020	3,745	3,710	(35)

Total Senior Secured Bonds						11,060	11,008	(52)

Total Senior Debt						52,340	52,582	242

Subordinated Debt
Cequel Communications Holdings, LLC	Media	5.13%			12/15/2021	3,007	2,812	(195)
Commscope, Inc.	Technology Hardware & Equipment	6.63 7.38	% or % PIK		6/1/2020	3,908	4,064	156
Summit Materials, LLC	Materials	10.50%			1/31/2020	656	638	(18)

Total Subordinated Debt						7,571	7,514	(57)

TOTAL						$59,911	$60,096	$185

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2013.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy as follows as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$922,741	$869,544	$1,792,285
Subordinated debt	-	240,449	236,490	476,939
Structured products	-	-	33,942	33,942
Equity/Other	-	7,406	100,566	107,972

Subtotal	-	1,170,596	1,240,542	2,411,138
Short term investments	1,227	-	-	1,227

Total investments	$1,227	$1,170,596	$1,240,542	$2,412,365

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$28,100	$-	$28,100
Liabilities
Total return swaps	-	-	(1,019)	(1,019)
Foreign currency forward contracts	-	(262)	-	(262)

Total	$-	$27,838	$(1,019)	$26,819

	December 31, 2013

Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$863,216	$611,276	$1,474,492
Subordinated debt	-	198,210	171,921	370,131
Structured products	-	-	55,575	55,575
Equity/Other	-	-	24,671	24,671

Subtotal	-	1,061,426	863,443	1,924,869
Short term investments	149,903	-	-	149,903

Total investments	$149,903	$1,061,426	$863,443	$2,074,772

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Total return swaps	$-	$-	$1,861	$1,861
Liabilities
Foreign currency forward contracts	-	(3,181)	-	(3,181)

Total	$-	$(3,181)	$1,861	$(1,320)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At September 30, 2014, the Company held 56 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $1.24 billion and 51.4% of the total investment portfolio. At December 31, 2013, the Company held 30 distinct investment positions that were classified as Level 3, representing an aggregate fair value of $863.44 million and 41.6% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

As of September 30, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$869,544	Discounted Cash Flow	Discount Rate	6.90% - 16.80% (11.20%)	Decrease
			Market Yield	5.68% - 16.26% (8.35%)	Decrease
			Yield Premium	0.00% - 6.50% (2.01%)	Decrease
			Weighted Average Cost of Capital	7.00% - 17.45% (11.04%)	Decrease
			EBITDA Multiple	4.25x - 18.50x (8.57x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	226,461	Discounted Cash Flow	Discount Rate	12.05% - 19.50% (14.05%)	Decrease
			Market Yield	7.93% - 16.74% (9.47%)	Decrease
			Yield Premium	3.80% (3.80%)	Decrease
			Weighted Average Cost of Capital	10.30% - 19.50% (14.04%)	Decrease
			EBITDA Multiple	6.50x - 12.80x (9.50x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,367	Option Pricing Model	EBITDA Multiple	10.60x (10.60x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	0.99% (0.99%)	Increase
			Term	3.25 years (3.25 years)	Increase
	662	Market Comparables	EBITDA Multiple	3.80x (3.80x)	Increase
Structured Products	33,942	Discounted Cash Flow	Discount Rate	10.80% - 14.50% (11.16%)	Decrease
Equity/Other	49,325	Market Comparables	EBITDA Multiple	6.50x - 10.50x (8.12x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
	4,960	Option Pricing Model	EBITDA Multiple	10.60x - 12.80x (12.63x)	Increase
			Implied Volatility	21.86% - 45.00% (31.04%)	Increase
			Risk Free Rate	0.99% - 2.60% (1.35%)	Increase
			Term	3.25 years - 10.00 years (4.01 years)	Increase
			Yield	0.00% - 5.00% (0.05%)	Decrease
			Additional Discounts	20.00% - 88.10% (47.55%)	Decrease
	44,593	Net Asset Value	Underlying Assets/Liabilities	N/A	Increase
	1,688	Discounted Cash Flow	Discount Rate	12.20% - 13.10% (12.98%)	Decrease
Total	$1,240,542

As of December 31, 2013
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$611,276	Discounted Cash Flow	Discount Rate	7.36% - 14.37% (11.12%)	Decrease
			Market Yield	5.92% - 10.60% (8.58%)	Decrease
			Yield Premium	0.00% - 4.00% (2.31%)	Decrease
			Weighted Average Cost of Capital	6.60% - 14.20% (10.61%)	Decrease
			EBITDA Multiple	5.00x - 9.50x (8.08x)	Increase
Subordinated Debt	171,921	Discounted Cash Flow	Discount Rate	11.26% - 15.51% (14.77%)	Decrease
			Market Yield	6.30% - 11.92% (11.12%)	Decrease
			Yield Premium	4.00% (4.00%)	Decrease
			Weighted Average Cost of Capital	7.70% - 15.20% (14.36%)	Decrease
			EBITDA Multiple	7.50x - 12.00x (9.25x)	Increase
Structured Products	3,359	Broker Quote	Bid Price	101.50 (101.50)	Increase
	52,216	Discounted Cash Flow	Discount Rate	11.34% (11.34%)	Decrease
Equity/Other – Common Stock	7,061	Market Comparables	EBITDA Multiple	8.90x - 10.00x (9.02x)	Increase
Equity/Other – Equity Options	15,256	Discounted Cash Flow	EBITDA Multiple	9.75x (9.75x)	Increase
			Discount Rate	12.00% (12.00%)	Decrease
Equity/Other – Overriding Royalty Interest	2,354	Discounted Cash Flow	Discount Rate	13.71% (13.71%)	Decrease
Total	$863,443

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the current period determinations of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third-party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from mergers and acquisitions activities for comparable companies, and enterprise values, among other factors.

The following tables provide reconciliations for the three and nine months ended September 30, 2014 of investments for which Level 3 inputs were used in determining fair value (amounts in thousands):

	Three Months Ended September 30, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of July 1, 2014	$801,501	$190,221	$36,053	$61,047	$491	$1,089,313
Additions (1)	111,235	58,655	-	42,455	-	212,345
Net realized gains (2)	311	-	-	-	938	1,249
Net change in unrealized appreciation (depreciation) (3)	(9,838)	(12,408)	(2,111)	1,641	(1,510)	(24,226)
Sales or repayments (4)	(34,315)	(336)	-	(4,577)	(938)	(40,166)
Net discount accretion	650	358	-	-	-	1,008
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2014	$869,544	$236,490	$33,942	$100,566	$(1,019)	$1,239,523

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2014 (3)	$(9,089)	$(9,182)	$(2,111)	$1,641	$(1,510)	$(20,251)

	Nine Months Ended September 30, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	409,176	82,085	-	80,706	-	571,967
Net realized gains (losses) (2)	605	466	(199)	-	3,332	4,204
Net change in unrealized appreciation (depreciation) (3)	2,066	(9,864)	3,165	7,319	(2,880)	(194)
Sales or repayments (4)	(155,201)	(9,041)	(24,597)	(4,601)	(3,332)	(196,772)
Net discount accretion (premium amortization)	1,622	923	(2)	-	-	2,543
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2014	$869,544	$236,490	$33,942	$100,566	$(1,019)	$1,239,523

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2014 (3)	$3,251	$(6,453)	$3,199	$7,319	$(2,880)	$4,436

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gain (loss) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation/depreciation in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

The following tables provide reconciliations for the three and nine months ended September 30, 2013 of investments for which Level 3 inputs were used in determining fair value (amounts in thousands):

	Three Months Ended September 30, 2013
	Senior	Subordinated	Equity/	Total Return
	Debt	Debt	Other	Swaps	Total
Fair Value Balance as of July 1, 2013	$165,663	$11,814	$624	$5,958	$184,059
Additions (1)	237,706	122,127	20,013	-	379,846
Net realized gains (2)	58	-	-	7,314	7,372
Net change in unrealized appreciation (depreciation) (3)	4,171	1,712	40	(5,120)	803
Sales or repayments (4)	(1,629)	-	-	(7,314)	(8,943)
Net discount accretion	62	30	-	-	92
Transfers out of Level 3	(7,840)	-	-	-	(7,840)

Fair Value Balance as of September 30, 2013	$398,191	$135,683	$20,677	$838	$555,389

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2013 (3)	$4,164	$1,712	$40	$(5,119)	$771

	Nine Months Ended September 30, 2013
	Senior	Subordinated	Equity/	Total Return
	Debt	Debt	Other	Swaps	Total
Fair Value Balance as of January 1, 2013	$86,591	$6,208	$453	$1,349	$94,601
Additions (1)	340,525	128,065	20,013	-	488,603
Net realized gains (2)	118	-	-	9,839	9,957
Net change in unrealized appreciation (depreciation) (3)	3,551	1,381	211	(511)	4,632
Sales or repayments (4)	(8,030)	-	-	(9,839)	(17,869)
Net discount accretion	711	29	-	-	740
Transfers out of Level 3	(25,275)	-	-	-	(25,275)

Fair Value Balance as of September 30, 2013	$398,191	$135,683	$20,677	$838	$555,389

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2013 (3)	$4,112	$1,381	$211	$(511)	$5,193

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gain (loss) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation/depreciation in the condensed consolidated statements of operations.
(4)	Includes principal repayments on debt investments, collection of PIK interest, TRS settlement payments and sales of debt investments.

No securities were transferred into the Level 3 hierarchy and one was transferred out of the Level 3 hierarchy during the nine months ended September 30, 2014. Seven securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Agreements and Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and/or reimbursement of expenses in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities, and (iii) the offering of the Company’s common stock.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of the Company’s Offerings and in connection therewith receives selling commissions of up to 7% of gross offering proceeds and a marketing support fee of up to 3% of gross offering proceeds. All or any portion of these fees may be reallowed to participating brokers as determined by CNL Securities Corp. The Company will pay a maximum sales load of 10% of gross offering proceeds for all combined selling commissions and marketing support fees.

The Company is a party to an investment advisory agreement with CNL, as amended (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets as of the end of the two most recently completed months and it is computed and paid monthly. The computation of gross assets includes TRS unrealized depreciation or appreciation and collateral posted with custodian in connection with TRS, and excludes deferred offering expense. CNL also earns a performance-based incentive fee that is comprised of the following two parts:

(i) a subordinated incentive fee on pre-incentive fee net investment income, that is paid quarterly if earned, and it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital and

(ii) an incentive fee on capital gains that is paid annually if earned, and it is equal to 20% of (A) all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year end and (3) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the TRS counterparty), and subtracting (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. Through the completion of the Initial Offering, the Advisors were reimbursed $0.90 million for organization expenses and $10.84 million for offering expenses. At the conclusion of the Initial Offering, the final reimbursement rate for organization and offering expenses was 0.8% of gross offering proceeds. During the nine months ended September 30, 2014, the offering expense reimbursement rate for the Follow-On Offering was 0.9% of gross offering proceeds.

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

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”), with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company certain operating expenses (an “Expense Support Payment”) during the period between June 17, 2011 through June 30, 2012. During the term of the Expense Support Agreement, the Company received Expense Support Payments from its Advisors in the cumulative amount of $2.97 million. The Company made reimbursement payments of $1.14 million and $1.83 million to its Advisors during the nine months ended September 30, 2014 and 2013, respectively. All reimbursement payments to the Advisors were accrued as of December 31, 2013 and as of September 30, 2014, all Expense Support Payments received from the Advisors have been repaid by the Company.

Related party fees, expenses and reimbursement of expenses incurred by the Company in the three and nine months ended September 30, 2014 and 2013 are summarized below (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2014	2013	2014	2013
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$19,495	$23,054	$51,195	$62,832

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	12,561	8,098	34,506	19,449

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	6,763	1,707	11,926	1,707

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-	-	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	1,585	2,464	4,961	6,456

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	226	-	683	-

CNL	Administrative Services Agreement: Administrative and compliance services(4)	511	414	1,574	1,104

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the nine months ended September 30, 2014, $10.44 million of subordinated incentive fees on income were paid to the Advisors, of which $5.28 million was recorded as a payable to the Advisors as of December 31, 2013. As of September 30, 2014, a subordinated incentive fee on income of $6.76 million was payable to the Advisors. The Company did not pay any subordinated incentive fees on income during the nine months ended September 30, 2013.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

Incentive Fee on Capital Gains for the Nine Months Ended September 30,	2014	2013
Accrued incentive fee on capital gains as of January 1,	$11,128	$2,087
Incentive fee on capital gains expense during the nine months ended September 30,	3,399	4,321
Less: Incentive fee on capital gains paid to the Advisors during the nine months ended September 30,	(2,323)	-

Accrued incentive fee on gains as of September 30,	12,204	6,408
Less: Incentive fee on capital gains unearned by the Advisors as of September 30,	(12,204)	(6,408)

Incentive fee on capital gains earned by and payable to the Advisors as of September 30,	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (amounts in thousands):

Organization and Offering Expenses Reimbursement for the Nine Months Ended September 30,	2014	2013
Offering expenses reimbursement payable as of January 1,	$240	$437
Additional offering expenses deferred during the nine months ended September 30,	4,961	6,456
Offering expenses reimbursements payable as of September 30,	(342)	(717)

Offering expenses reimbursements paid to the Advisors during the nine months ended September 30,	$4,859	$6,176

Outstanding unreimbursed offering expenses as of September 30,	$-	$582

(4)	Includes $0.16 million and $0.11 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the three months ended September 30, 2014 and 2013, respectively, and $0.49 million and $0.33 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the nine months ended September 30, 2014 and 2013, respectively.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transaction or originated investment in which the Company participates. KKR remitted capital structuring fees to the Company of $0.23 million and $1.21 million during the three and nine months ended September 30, 2014, respectively, and $6.43 million and $7.37 million during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, KKR owed an additional $0.68 million of capital structuring fees to the Company, which is recorded as receivable from advisors in the condensed consolidated statements of assets and liabilities.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s Articles of Incorporation provide certain indemnifications to its officers, directors, agents and certain other persons. As of September 30, 2014, management believes that the risk of incurring any losses for such indemnification is remote.

7.      Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) (amounts in thousands, except share and per share amounts).

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$21,835	$34,774	$102,683	$61,611
Weighted average shares outstanding	186,785,383	115,304,666	167,389,712	93,148,769
Diluted and Basic Earnings Per Share (1)	$0.12	$0.30	$0.61	$0.66

(1)	Diluted and basic net increase in net assets from operations per share were equivalent in each period because there were no common stock equivalents outstanding in each period.

8.      Distributions

The Company’s board of directors declared distributions for 39 record dates in each of the nine months ended September 30, 2014 and 2013. Declared distributions are paid monthly. The total of declared distributions and the sources of declared distributions for the nine months ended September 30, 2014 and 2013 are presented in the tables below (amounts in thousands, except per share amounts).

Nine Months Ended September 30, 2014	Per Share	Amount	Allocation
For the three months ended March 31, 2014 (12 record dates)	$0.180	$26,763
For the three months ended June 30, 2014 (13 record dates)	0.201	33,170
For the three months ended September 30, 2014 (14 record dates)	0.217	40,387

Total Declared Distributions for the nine months ended September 30, 2014	$0.598	$100,320	100.0%
From Net Investment Income	$0.494	$82,834	82.6
From Realized Gains	0.068	11,473	11.4
Distributions in Excess of Net Investment Income	0.036	6,013	6.0

Nine Months Ended September 30, 2013	Per Share	Amount	Allocation
For the three months ended March 31, 2013 (13 record dates)	$0.195	$13,735
For the three months ended June 30, 2013 (13 record dates)	0.195	17,807
For the three months ended September 30, 2013 (13 record dates)	0.195	22,262

Total Declared Distributions for the nine months ended September 30, 2013	$0.585	$53,804	100.0%
From Net Investment Income	$0.334	$30,695	57.1
From Realized Gains	0.176	16,206	30.1
Distributions in Excess of Net Investment Income	0.075	6,903	12.8

Sources of distributions, other than net investment income and realized gains, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and (ii) taxable income available for distributions; these tax-related adjustments represent additional distribution coverage for the distributions in excess of net investment income for the nine months ended September 30, 2014 and 2013 (amounts in thousands).

Nine Months Ended September 30,	2014	2013
Ordinary income component of tax basis undistributed earnings	$3,531	$819
Estimated unearned performance-based incentive fee	3,399	3,543
Offering expenses	5,351	4,492
Net change in unrealized depreciation on total return swaps	(2,880)	(511)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	31,019	(2,946)

Total (1)	$40,420	$5,397

(1)	The above table does not present all adjustments to calculate taxable income available for distributions. A final determination of taxable income, taxable income available for distributions and the tax classification of the full calendar year paid distributions is made annually at the end of the year.

For the nine months ended September 30, 2014, the tax-related sources of distributions of $40.42 million were substantially greater than the distributions in excess of net investment income of $6.01 million. As a result, the Company estimates that none of the distributions declared during the nine months ended September 30, 2014 would be classified as a tax basis return of capital. The Company may, at its discretion, pay a 4% non-deductible federal excise tax on under-distribution of capital gains and taxable income. Although the tax-related sources of distributions of $5.40 million for the nine months ended September 30, 2013 were less than the distributions in excess of net investment income of $6.90 million for the same period, none of the distributions for the full 2013 calendar year were classified as a tax basis return of capital.

On September 26, 2014, the Company’s board of directors declared distributions of $0.015483 per share for eight record dates beginning on October 7, 2014 through and including November 25, 2014.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the nine months ended September 30, 2014 and 2013 (amounts in thousands, except share and per share amounts).

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offerings	49,031,534	$ 549,847	61,616,518	$ 676,812
Commissions and Marketing Support Fees	-	(51,195)	-	(62,832)

Net Proceeds to Company	49,031,534	498,652	61,616,518	613,980
Reinvestment of Distributions	5,052,427	51,383	2,728,786	27,215

Net Proceeds from Offerings	54,083,961	$ 550,035	64,345,304	$ 641,195

Average Net Proceeds Per Share	$10.17		$9.96

As of September 30, 2014, the Company has sold 197,787,586 shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $2.16 billion.

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

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2014 (amounts in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased /Total Offer	Price Paid per Share
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12
August 29, 2014	3,550,268	615,007	6,242	17%	10.15

Total	9,253,998	1,246,240	$12,591	13%

10.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the unaudited condensed consolidated financial statements. The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$10.00	$9.75
Net Investment Income, Before Expense Support/Reimbursement(1)	0.49	0.34
Expense Support/Reimbursement(1)	—	(0.01)

Net Investment Income(1)	0.49	0.33
Net Realized and Unrealized Gains (Losses)(1)(2)	0.15	0.38

Net Increase Resulting from Investment Operations	0.64	0.71

Distributions from Net Investment Income(3)	(0.49)	(0.33)
Distributions from Realized Gains(3)	(0.07)	(0.18)
Distributions in Excess of Net Investment Income(3)(4)	(0.04)	(0.08)

Net Decrease Resulting from Distributions to Common Shareholders	(0.60)	(0.59)

Issuance of Common Stock Above Net Asset Value(5)	0.02	0.05
Repurchases of Common Stock(6)	—	—

Net Increase Resulting from Capital Share Transactions	0.02	0.05

Net Asset Value, End of Period	$10.06	$9.92

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	4.9%	6.7%
Total Investment Return-Net Asset Value(8)	6.7%	7.9%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands, except ratios)
Net Assets, End of Period	$1,970,241	$1,257,844
Average Net Assets(9)	$1,689,396	$919,575
Average Borrowings(9)	$524,996	$251,700
Shares Outstanding, End of Period	195,862	126,804
Weighted Average Shares Outstanding	167,390	93,149

Ratios to Average Net Assets:(9)
Total Operating Expenses Before Expense Support/Reimbursement	4.72%	4.31%
Total Operating Expenses After Expense Support/Reimbursement	4.72%	4.43%
Net Investment Income	4.90%	3.34%
Total Investment Income	9.63%	7.77%
Portfolio Turnover Rate	22%	39%
Asset Coverage Ratio(10)	4.14	3.47

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the sources of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

11.	Borrowings

The Company’s outstanding borrowings as of September 30, 2014 and December 31, 2013 were as follows (dollar amounts in thousands):

	As of September 30, 2014			As of December 31, 2013
	Total Aggregate Principal Amount Committed	Outstanding Borrowings	Remaining Years Until Maturity	Total Aggregate Principal Amount Committed	Outstanding Borrowings	Remaining Years Until Maturity
Deutsche Bank Credit Facility(1)	$340,000	$5,000	0.3	$265,000	$264,440	0.9
BNP Credit Facility(1)	200,000	180,450	1.0	200,000	123,000	1.0
Senior Secured Revolving Credit Facility(1)	490,000(2)	-	2.9	320,000(2)	319,949(3)	3.7

Total credit facilities	1,030,000	185,450		785,000	707,389
2014 Senior Secured Term Loan	398,000	396,132(4)	4.6	-	-

Total borrowings	$1,428,000	$581,582		$785,000	$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of September 30, 2014 and December 31, 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.
(4)	Comprised of outstanding principal of $398 million, net of unaccreted original issue discount of $1.87 million.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2014 were 3.28% and 3.5 years, respectively, and as of December 31, 2013 were 2.45% and 2.2 years, respectively.

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

Interest on the Deutsche Bank Credit Facility is incurred in a range of LIBOR plus 1.80% to 2.33%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% to 0.75%. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$22	$1,115	$2,233	$3,385
Unused commitment fees	516	142	905	298
Amortization of deferred financing costs	213	113	576	442

Total interest expense	$751	$1,370	$3,714	$4,125

Weighted average interest rate	2.1%	2.2%	2.3%	2.2%
Average borrowings	$4,402	$198,897	$128,727	$206,492

BNP Credit Facility

In 2013, the Company entered into a committed facility arrangement (the “BNP Credit Facility) with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which the Company may borrow up to $200 million. The Company subsequently assigned the agreements under the BNP Credit Facility to Paris Funding. Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. BNP can recall the loans under the BNP Credit Facility with 364 days’ notice.

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of September 30, 2014, Paris Funding had investments with a fair value of $303.03 million pledged as collateral under the BNP Credit Facility. Interest is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.55% or 0.75%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$307	$347	$847	$394
Unused commitment fees	200	133	631	151
Amortization of deferred financing costs	—	115	208	136

Total interest expense	$507	$595	$1686	$681

Weighted average interest rate	1.3%	1.3%	1.3%	1.3%
Average borrowings	$95,993	$105,707	$88,990 (1)	$99,324 (1)

(1)	Average borrowings are calculated since the inception of the facility, or June 12, 2013.

Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), subject to certain limits. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $490 million as of September 30, 2014, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guarantee by certain other subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$—	$95	$2,670	$95
Unused commitment fees	1,254	82	2,069	82
Amortization of deferred financing costs	330	65	890	65

Total interest expense	$1,584	$242	$5,629	$242

Weighted average interest rate	— %	2.7%	3.2%	2.7%
Average borrowings	$—	$48,772 (1)	$112,236	$48,772 (1)

(1)	Average borrowings are calculated since the inception of the facility, or September 4, 2013.

2014 Senior Secured Term Loan

On May 20, 2014, the Company entered into a new senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base.

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2014 and each of the next four years and thereafter as of September 30, 2014 were as follows (amounts in thousands):

2014	$1,000
2015	4,000
2016	4,000
2017	4,000
2018	4,000
Thereafter	381,000

$398,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2014 were as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Direct interest expense	$4,078	$5,945
Unused commitment fees	94	132
Amortization of deferred financing costs	273	378

Total interest expense	$4,445	$6,455

Weighted average interest rate	4.2%	4.2%
Average borrowings	$398,989	$399,298(1)

(1)	Average borrowings for the 2014 Senior Secured Term Loan for nine months ended September 30, 2014 are calculated since the inception of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of both September 30, 2014 and December 31, 2013, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and term loan.

12.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. The Company’s unfunded commitments may be significant from time to time. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from scheduled and early principal repayments and proceeds from borrowings and common stock offerings to fund these commitments. As of September 30, 2014, the Company’s unfunded commitments consisted of the following (amounts in thousands):

Unfunded Commitments	No. Investments	Amount
Term loans	2	$69,935
Delayed draw loans	2	20,692
Equity investments	4	174,432

Total unfunded commitments	8	$265,059

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2014 and December 31, 2013.

13.	Income Taxes

During the nine months ended September 30, 2014, the Company recorded federal and state deferred income tax benefits related to its Taxable Subsidiaries resulting in a net deferred tax asset of approximately $1.30 million, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of September 30, 2014, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the nine months ended September 30, 2014, the Taxable Subsidiaries had an effective tax rate of zero.

14.	Subsequent Events

On October 14, 2014, the Company filed a tender offer statement with the SEC on Schedule TO. The Company is offering to repurchase up to 4,000,694 shares of its common stock at a cash price of $10.06 per share, with an expiration of 5:00 p.m., Central Time, November 26, 2014.

On October 29, 2014, the Company filed a shelf registration statement with the SEC on Form N-2. The shelf registration statement has not yet been declared effective by the SEC. The shelf registration statement provides for the Company to offer, from time to time, up to $500 million of its securities, on terms to be determined at the time of each such offering.

On November 6, 2014, Halifax Funding entered into an amendment (the “First Amendment”) to its BNP Credit Facility. Among other things, the First Amendment allows BNP to terminate the BNP Credit Facility with 29 days’ notice if BNP’s long-term credit rating has declined to a level three or more notches below its highest rating by S&P, Moody’s or Fitch. The First Amendment also revises the annual commitment fee on any unused commitment amounts to 0.40% or 0.50%, depending on utilization levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2013 and Item 1A in Part II of this Quarterly Report.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC, formerly known as KKR Asset Management LLC (“KKR”), collectively, the “Advisors,” which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provides the administrative services necessary for us to operate.

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. We also have the ability, as granted through an SEC Exemptive Order, to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR (the “Co-Investment Transactions”). We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.

As of September 30, 2014, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

References in this report to the term “settled notional amount” in association with the TRS mean the aggregate cost of the TRS assets underlying the TRS that are settled and owned by the counterparty. In addition, this aggregate cost serves as the basis for our payments of financing charges to the counterparty under the TRS. References to the term “total notional amount” mean the settled notional amount plus the effect of the purchase and sale cost of all TRS assets where trade settlement is pending. We will receive additional economic benefit if the value of the underlying TRS asset appreciates relative to the total notional amount through the final settlement date following termination of the agreement. Conversely, we will be required to pay the counterparty the amount, if any, by which the value of the underlying TRS asset declines relative to the total notional amount through such final settlement date. We do not own, or have physical custody of, the TRS assets and the TRS assets are not direct investments by us. Our subsidiary is required to post collateral with a custodian of at least 40% of the notional amount of each TRS asset and may be required to post additional collateral in the event the value of the TRS assets decreases below a specified amount.

Our investment strategy is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics.

We primarily focus on the following investment types:

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of our initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain PIK interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generate interest income and fees, such amounts, net of the financing amounts, are recognized as realized gains pursuant to GAAP when payable to us quarterly.

Operating Expenses

Our primary operating expenses include a base management fee and, depending on our operating results, performance-based incentive fees, reimbursable expenses under the investment advisory agreement, interest expense and financing fees, fund administrative expenses, custodian and accounting fees, other third-party professional services and expenses and amortization of deferred offering expenses. The base management fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights

The following table presents financial and operating highlights as of September 30, 2014 and December 31, 2013, and the nine months ended September 30, 2014 and 2013:

	(In thousands, except ratios and per share data)
	September 30,	December 31,
As of	2014	2013
Total assets	$2,646,492	$2,281,186
Adjusted total assets (Total assets, net of payable for investments purchased)	$2,595,010	$2,180,172
Investments in portfolio companies	$2,411,138	$1,924,869
Borrowings - credit facilities and term loan	$581,582	$707,389
Deemed borrowings (TRS implied leverage classified as senior securities)	$46,702	$22,410
Net assets	$1,970,241	$1,430,434
Net asset value per share	$10.06	$10.00
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	24%	33%

Activity for the Nine Months Ended	September 30, 2014	September 30, 2013
Average net assets	$1,689,396	$919,575
Average borrowings under credit facilities and term loan	$524,996	$251,700
Cost of investments purchased	$1,260,847	$1,443,232
Sales, principal payments and other exits	$793,787	$500,405
Net investment income	$82,834	$30,695
Net realized gains on investments, derivative instruments and foreign currency transactions	$11,473	$16,206
Net change in unrealized appreciation on investments, derivative instruments and foreign currency translation	$8,376	$14,710
Net increase in net assets resulting from operations	$102,683	$61,611
Total distributions declared	$100,320	$53,804
Net investment income before unearned incentive fees per share	$0.52	$0.39
Net investment income per share	$0.49	$0.33
Earnings per share	$0.61	$0.66
Distributions declared per share outstanding for the entire period	$0.60	$0.59

Summary of Common Stock Offerings for the Nine Months Ended	September 30, 2014	September 30, 2013
Gross proceeds	$549,847	$676,812
Net proceeds to Company, excluding reinvestment of distributions	$498,652	$613,980
Average net proceeds per share	$10.17	$9.96
Shares issued in connection with offerings, excluding reinvestment of distributions	49,032	61,617

Business Environment

Over the last 12-months, we observed high trading volumes in high-yield bonds resulting in yields decreasing to near historical lows. Capital inflows into bank loan mutual funds were also robust over an extended period of 95 straight weeks; a streak that ended in April 2014. More recently, both high yield bond funds and bank loan mutual funds have experienced outflows resulting in some volatility for corporate debt securities in traded secondary markets. Our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. We believe that privately originated transactions to both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Meanwhile, we continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility in market technicals.

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

Portfolio and Investment Activity

Portfolio Investment Activity for the Nine Months ended September 30, 2014 and 2013

The following table summarizes our investment activity as of and for the nine months ended September 30, 2014 and 2013, excluding our short term investments:

	Investment Activity Summary as of and for the Nine Months Ended September 30, ($ in millions)
	2014		2013
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$2,411.14	$107.62	$1,666.06	$57.92
Incremental Purchases	$1,260.85	$76.39	$1,443.23	$299.84
Investment Sales	$(442.62)	$(31.92)	$(422.38)	$(361.51)
Principal Payments	$(351.16)	$(11.90)	$(78.03)	$(41.88)
No. Portfolio Companies	100	32	111	22
Portfolio Company Additions	33	22	72	45
Portfolio Company Exits	(27)	(10)	(87)	(70)
No. Debt Investments	111	33	133	24
Debt Investment Additions	56	26	128	69
Debt Investment Exits	(48)	(13)	(157)	(99)
No. Structured Product Investments	3	—	1	—
No. Equity/Other Investments	22	—	2	—

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 12 and 18 debt investment positions and 21 and 16 portfolio companies in common as of September 30, 2014 and 2013, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively and (ii) the changes in fair value for assets held at the beginning and end of the period. First with regards to the Investment Portfolio, its cost basis increased by 27% and 137% during the nine months ended September 30, 2014 and 2013, respectively. The fair value of our Investment Portfolio, excluding our short term investments, increased by 25% and 139% during the nine months ended September 30, 2014 and 2013, respectively. Second with regards to the TRS Portfolio, the TRS Portfolio total notional amount increased by 84% during the nine months ended September 30, 2014 and decreased by 64% during the nine months ended September 30, 2013. The fair value of our TRS Portfolio increased by 79% during the nine months ended September 30, 2014 and decreased by 65% during the nine months ended September 30, 2013.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order in May 2013, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity, at cost, plus unfunded commitments relating to such investments totaled approximately $666 million for the nine months ended September 30, 2014, representing 39% of approximately $1.7 billion in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the nine months ended September 30, 2014 and 2013 and the status of originated investments held in the Investment Portfolio as of September 30, 2014 and December 31, 2013:

	September 30,	September 30,
Originated Investment Activity for the Nine Months Ended ($ in millions)	2014	2013
Number of originated investments, by issuer	16	7
Total amount of originated investments, at cost	$497.74	$379.96
Originated investments as a percentage of total investment activity	37.6%	26.3%
Fee income recognized in connection with originated investments	$1.89	$7.37

Originated Investments Summary as of ($ in millions)	September 30, 2014	December 31, 2013
Total originated investments, at fair value	$1,141.22	$713.02
Total originated investments as a percentage of total Investment Portfolio, at fair value	47.3%	37.0%
Estimated forward-looking annual yield of originated debt investments (1)	11.4%	11.6%

(1)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.

The following information presents additional segmentation analysis of our Investment Portfolio and TRS Portfolio. Our investment program is not managed with any specific asset category target goals.

The following tables summarize the investment type segmentation of our Investment Portfolio and our TRS Portfolio based on fair value as of September 30, 2014 and December 31, 2013, excluding our short term investments:

	Fair Value Summary as of September 30, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$881,948	36.6%	$90,192	83.8%
Senior secured loans - second lien	745,354	30.9	9,584	8.9
Senior secured bonds	164,983	6.8	7,202	6.7

Total senior debt	1,792,285	74.3	106,978	99.4
Subordinated debt	476,939	19.8	644	0.6
Structured products	33,942	1.4	—	—
Equity/Other	107,972	4.5	—	—

Total	$2,411,138	100.0%	$107,622	100.0%

	Fair Value Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$638,403	33.2%	$35,239	58.6%
Senior secured loans - second lien	670,961	34.8	6,335	10.6
Senior secured bonds	165,128	8.6	11,008	18.3

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

The following tables summarize the investment type segmentation of our Investment Portfolio based on amortized cost and the TRS Portfolio based on total notional amounts as of September 30, 2014 and December 31, 2013. The primary investment type concentrations include (i) senior debt and (ii) subordinated debt securities.

	Investment Portfolio Amortized Cost and TRS Notional Amount Summary as of September 30, 2014 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$882,037	36.8%	$92,361	83.9%
Senior secured loans - second lien	739,866	30.9	9,771	8.9
Senior secured bonds	162,503	6.8	7,315	6.6

Total senior debt	1,784,406	74.5	109,447	99.4
Subordinated debt	479,375	20.0	656	0.6
Structured products	30,721	1.3	—	—
Equity/Other	100,584	4.2	—	—

Total	$2,395,086	100.0%	$110,103	100.0%

	Investment Portfolio Amortized Cost and TRS Notional Amount Summary as of December 31, 2013 ($ in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$626,457	33.2%	$35,237	58.8%
Senior secured loans - second lien	663,135	35.1	6,043	10.1
Senior secured bonds	163,000	8.7	11,060	18.5

Total senior debt	1,452,592	77.0	52,340	87.4
Subordinated debt	355,239	18.8	7,571	12.6
Structured products	55,520	2.9	—	—
Equity/Other	24,250	1.3	—	—

Total	$1,887,601	100.0%	$59,911	100.0%

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of September 30, 2014 and December 31, 2013:

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Percent of debt portfolio	60.5%	63.4%	90.6%	64.8%
Percent of floating rate debt investments with interest rate floors	98.2%	96.4%	94.0%	100.0%
Weighted average interest rate floor	1.1%	1.1%	1.1%	1.2%
Weighted average coupon spread to base rate	753 bps	747 bps	444 bps	568 bps
Weighted average years to maturity	5.5	5.8	5.2	5.5

Fixed interest rate debt investments:
Percent of debt portfolio	39.5%	36.6%	9.4%	35.2%
Weighted average coupon rate	11.0%	10.6%	10.2%	8.6%
Weighted average years to maturity	5.3	6.1	5.9	6.8

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.223% and 0.243% during the nine months ended September 30, 2014 and the terminal value was 0.235% on September 30, 2014. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our estimated forward-looking annual yield on debt investments was 10.4% as of September 30, 2014, compared to 10.0% as of December 31, 2013.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2014 and December 31, 2013:

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$27.38	1.1%	$—	—%	$7.38	6.8%	$—	—%
B+	127.74	5.3	117.53	6.1	16.70	15.5	12.06	20.1
B	184.38	7.7	329.46	17.1	29.46	27.4	28.26	47.0
B-	302.05	12.5	195.51	10.2	32.27	30.0	9.73	16.2
CCC+	560.08	23.2	561.63	29.2	13.06	12.1	10.05	16.7
CCC	147.81	6.1	48.10	2.5	5.11	4.8	—	—
CCC-	17.99	0.7	8.80	0.5	3.64	3.4	—	—
CC	10.65	0.5	—	—	—	—	—	—
C	0.66	0.0	—	—	—	—	—	—
D	5.82	0.2	—	—	—	—	—	—
Not rated	1,026.58	42.7	663.84	34.4	—	—	—	—

Total	$2,411.14	100.0%	$1,924.87	100.0%	$107.62	100.0%	$60.10	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

	($ in millions)
PIK Summary as of	September 30, 2014	December 31, 2013
Total number of all investments with PIK feature	21	15
Par value of all investments with PIK feature	$639.63	$431.14
Number of originated investments with PIK feature and active PIK election	9	5
Par value of originated investments with PIK feature and active PIK election	$441.24	$303.04
Total number of all investments that have active PIK election	16	10
Par value of all investments that have active PIK election	$528.37	$368.65
Percent of debt investment portfolio with active PIK election, at par value	22.6%	16.1%

PIK Interest Income Activity for the Nine Months Ended September 30,	2014	2013
Capitalized PIK interest income	$20.15	$1.00
Capitalized PIK interest income as a percentage of interest income	13.2%	1.6%
Capitalized PIK interest income as a percentage of total investment income	12.4%	1.4%

As of September 30, 2014, our Investment Portfolio consisted of 101 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2013 that consisted of 94 portfolio companies, diversified across 17 distinct industry classifications. As of September 30, 2014, the TRS Portfolio consisted of 32 portfolio companies, diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2013 that consisted of 20 portfolio companies, diversified across seven distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of September 30, 2014 and December 31, 2013:

	Investment Portfolio as of ($ in millions)				TRS Portfolio as of ($ in millions)
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Durables & Apparel	$492.39	20.4%	$365.97	19.0%	$4.07	3.8%	$10.94	18.2%
Software & Services	229.34	9.5	147.36	7.7	32.75	30.4	7.30	12.2
Capital Goods	224.98	9.3	103.20	5.4	11.07	10.3	2.67	4.4
Retailing	224.13	9.3	204.88	10.6	5.99	5.6	—	—
Health Care Equipment & Services	201.92	8.4	178.20	9.3	2.95	2.7	2.46	4.1
Technology Hardware & Equipment	181.09	7.5	238.57	12.4	3.47	3.2	13.35	22.2
Energy	156.65	6.5	117.40	6.1	—	—	—	—
Diversified Financials	129.22	5.4	55.58	2.9	—	—	—	—
Materials	90.55	3.8	136.36	7.1	3.73	3.5	13.23	22.0
Commercial & Professional Services	82.79	3.4	67.55	3.5	3.97	3.7	—	—
Food, Beverage & Tobacco	81.99	3.4	99.25	5.2	3.96	3.7	—	—
Telecommunications Services	72.68	3.0	32.15	1.7	3.92	3.6	—	—
Media	46.40	1.9	67.20	3.5	12.82	11.9	10.15	16.9
Automobiles & Components	45.87	1.9	—	—	—	—	—	—
Consumer Services	45.39	1.9	3.32	0.2	3.64	3.4	—	—
Food & Staples Retailing	31.80	1.3	33.68	1.7	7.72	7.2	—	—
Insurance	27.41	1.1	67.68	3.5	3.92	3.6	—	—
Remaining Industries	46.54	2.0	6.52	0.2	3.64	3.4	—	—

Total	$2,411.14	100.0%	$1,924.87	100.0%	$107.62	100.0%	$60.10	100.0%

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) equity capital proceeds of our Offerings, (ii) borrowings from our credit facilities and term loan, (iii) cash flows from operations, including investment sales and repayments, and (iv) reinvested distributions. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest expense and other financing fees, (v) periodic reductions in the outstanding principal amounts on our credit facilities and term loan, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, equity capital proceeds from our Offerings, and additional borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies.

During the nine months ended September 30, 2014, we generated operating cash flows primarily from proceeds received from the sale of investments ($442.62 million), loan repayments ($351.16 million), interest income received on our Investment Portfolio ($118.72 million), and a reduction in the outstanding balances of short term investments ($148.68 million). Primary uses of operating cash flows were the purchase of investments ($1.26 billion) and the increase in collateral for our TRS ($25.90 million). Overall, net cash used in operating activities during the nine months ended September 30, 2014 was $311.46 million.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $305.79 million. Our primary source of cash from financing activities was the equity capital proceeds from the issuance of common stock ($498.65 million). Our primary uses of cash from financing activities were the net repayments of outstanding borrowings under our credit facilities and term loan ($124.33 million) and payment of cash distributions to our shareholders ($48.92 million). These amounts include $398 million we received in May 2014 from the issuance of a five-year senior term loan, the proceeds of which were primarily used to pay down in full the outstanding balances of both the Deutsche Bank Credit Facility (maturity January/February 2015) and the Senior Secured Revolving Credit Facility (maturity September 2017).

Liquidity

As of September 30, 2014, we had the following sources of immediate liquidity available to us:

($ in thousands)
Cash and Cash Equivalents	$80,534
Short Term Investments	1,227
Credit Facilities-Effective Borrowing Capacity (1)	577,156

Total	$658,917

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of September 30, 2014.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. As of September 30, 2014, we had approximately 154.16 million additional shares of common stock available for sale through the Follow-On Offering. The proceeds from the sale of these remaining shares will provide us with additional liquidity.

On October 29, 2014, we filed a shelf registration statement with the SEC on Form N-2. The shelf registration statement has not yet been declared effective by the SEC. The shelf registration statement provides for us to offer, from time to time, up to $500 million of our securities, on terms to be determined at the time of each such offering.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014 ($ in thousands)			As of December 31, 2013 ($ in thousands)
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Remaining Years Until Maturity	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Remaining Years Until Maturity
Deutsche Bank Credit Facility (1)	$340,000	$5,000	0.3	$265,000	$264,440		0.9
BNP Credit Facility (1)	200,000	180,450	1.0	200,000	123,000		1.0
Senior Secured Revolving Credit Facility (1) (2)	490,000	—	2.9	320,000	319,949	(3)	3.7

Total credit facilities	1,030,000	185,450		785,000	707,389
2014 Senior Secured Term Loan	398,000	398,000	4.6	—	—		—

Total	$1,428,000	$583,450		$785,000	$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Credit facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of September 30, 2014 and December 31, 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.

For the nine months ended September 30, 2014 and 2013, our total annualized all-in cost of financing, including fees and expenses, was 4.48% and 2.69%, respectively. As of September 30, 2014, the ratio of total borrowings-to-adjusted total assets was 22% as compared to 32% as of December 31, 2013. Adjusted total assets is equal to (i) total assets less (ii) the payable for investments purchased. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.43 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements.

Below is a description of each of our existing credit facilities and our term loan. In addition, see Note 11 – “Borrowings” in our condensed consolidated financial statements for additional disclosures regarding our borrowings.

Deutsche Bank Credit Facility

Our wholly owned, special purpose financing subsidiary, CCT Funding LLC (“CCT Funding”), is a party to a 2011 revolving credit facility agreement (as amended, the “Deutsche Bank Credit Facility”), under which CCT Funding may borrow up to $340 million. The interest rate ranges between LIBOR plus 1.80% for borrowings up to $240 million and LIBOR plus 2.33% for the second loan tranche of $100 million. CCT Funding also pays an annualized commitment fee on any unused commitment amounts of 0.50% to 0.75%. For the nine months ended September 30, 2014 and 2013, our annualized all-in cost of financing, including fees and expenses, was 3.88% and 2.68%, respectively. CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us. The loan tranche commitments in the total amount of $340 million are scheduled to mature in January and February of 2015.

BNP Credit Facility

Our wholly owned, special purpose financing subsidiary, Paris Funding LLC (“Paris Funding”), is a party to a 2013 revolving credit facility arrangement (as amended, the “BNP Credit Facility”), under which Paris Funding may borrow up to $200 million. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annualized commitment fee on any unused commitment amounts of 0.55% to 0.75%, depending on utilization levels. For the nine months ended September 30, 2014, our annualized all-in cost of financing, including fees and expenses, was 2.54% and for the period from June 12, 2013 through September 30, 2013 our annualized all-in cost of financing was 2.27%. The BNP Credit Facility is secured by certain specific assets that have been pledged as collateral. The required security pledge amount is determined in accordance with the margin requirements of the BNP Credit Facility.

Senior Secured Revolving Credit Facility

We are a party to a 2013 senior secured revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) consisting of loans to be made in U.S. dollars and specific foreign currencies in an aggregate commitment amount of $490 million. This credit facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $900 million. The applicable interest rate is based on LIBOR plus an applicable spread of 2.50%, or on an “alternate base rate” (which is the highest of a (i) prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%), plus an applicable spread of 1.50%, or, with respect to borrowings in currencies other than U.S. Dollars, Euros or British Pound Sterling, on a base interest rate applicable to such currency borrowing, plus an applicable spread of 2.50%. We also pay an annual commitment fee on any unused commitment amounts of between 0.375% and 1.00%, which varies depending on total utilization. For the nine months ended September 30, 2014, our annualized all-in cost of financing, including fees and expenses, was 6.76% and for the period from September 4, 2013 through September 30, 2013 our annualized all-in cost of financing was 6.93%. The Senior Secured Revolving Credit Facility is secured by substantially all of our portfolio investments, cash and securities accounts, excluding those held by our wholly owned financing subsidiaries.

2014 Senior Secured Term Loan

On May 20, 2014, we entered into a senior secured term loan agreement (the “2014 Senior Secured Term Loan”) which provided us with gross borrowing proceeds of $398 million. The 2014 Senior Secured Term Loan includes an accordion feature permitting us to expand the term loan if certain conditions are satisfied; provided, however, that the maximum amount of the facility is capped to the limited amount which would not cause the covered debt amount (i.e., our aggregate debt under both the 2014 Senior Secured Term Loan and our Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the fair value of the borrowing/collateral base. The 2014 Senior Secured Term Loan generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%) and matures in May 2019. The nominal interest rate in effect has been 4.00% since the issuance date through September 30, 2014. For the period from May 20, 2014 through September 30, 2014, the 2014 Senior Secured Term Loan annualized all-in cost of financing, including fees and expenses, was 4.50%.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”). Our TRS arrangement with BNS consists of a set of agreements between Halifax Funding, BNS and State Street Bank and Trust Company (the “Custodian”) that are collectively referred to herein as the “TRS Agreements.” Under the terms of the TRS Agreements, each asset in the TRS Portfolio constitutes a separate TRS transaction, although all calculations, payments and transfers required to be made under the TRS Agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Pursuant to the terms of the TRS Agreements, Halifax Funding may select single-name corporate loans and bonds and create a TRS Portfolio with a maximum aggregate total notional amount of $500 million. Halifax Funding receives quarterly from BNS all collected interest and fees from the TRS Portfolio. Halifax Funding pays BNS interest at a rate equal to the three-month LIBOR plus 0.80% per annum if the initial investment amount (i.e., posted collateral) equals or exceeds 50% of the settled notional amount, or three-month LIBOR plus 1.00% if the initial investment amount is less than 50% of the TRS settled notional amount. In addition, upon the sale or repayment of any TRS asset, Halifax Funding will either receive from BNS the realized gain in the value of such asset relative to its notional amount, or pay to BNS any realized loss in the value of the asset relative to its notional amount.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of September 30, 2014, the posted collateral of $63.40 million equaled 58% of the total notional amount, as compared to $37.50 million, or 63% of the total notional amount as of December 31, 2013. The minimum required collateral amount (40% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $50.01 million as of September 30, 2014.

Halifax Funding may terminate the TRS Agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of early termination, the TRS Agreements will terminate on January 15, 2016. In the event of early termination of the TRS Agreements, Halifax Funding may be required to pay an early termination fee.

See Note 4 – “Derivative Instruments” in our condensed consolidated financial statements included in this report for additional disclosures on the TRS.

Commitments and Contingencies

See Note 12 – “Commitments and Contingencies” in our condensed consolidated financial statements for information on our commitments and contingencies as of September 30, 2014.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we declared on our common stock during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	Per Share	Amount ($ in millions)	No. Weekly Distributions	Per Share	Amount ($ in millions)	No. Weekly Distributions
September 30, 2014	$0.216762	$40.39	14	$0.598089	$100.32	39
September 30, 2013	$0.195052	$22.26	13	$0.585156	$53.80	39

Approximately 51% of the distributions we declared in each of the nine months ended September 30, 2014 and 2013 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the nine months ended September 30, 2014. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2014 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8 – “Distributions” to the condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of September 30, 2014, the fair value of our investments totaled $2.41 billion for our Investment Portfolio and $107.62 million for our TRS Portfolio. The majority of our investments at September 30, 2014 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2014 and 2013. The growth of our Investment Portfolio since September 30, 2013 was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Total investment income	$63,348	$35,538	$162,639	$71,422
Net expenses	27,758	19,813	79,805	40,727

Net investment income	35,590	15,725	82,834	30,695
Net realized gains (losses)	266	9,362	11,473	16,206
Net change in unrealized appreciation (depreciation)	(14,021)	9,687	8,376	14,710

Net increase in net assets resulting from operations	$21,835	$34,774	$102,683	$61,611

Investment income

Investment income consisted of the following for the three and nine months September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Interest income	$55,538	$29,105	$152,880	$63,846
Fee income	1,010	6,433	2,372	7,379
Dividend and other income	6,800	—	7,387	197

Total investment income	$63,348	$35,538	$162,639	$71,422

The increase in interest income was due primarily to the growth of our Investment Portfolio, which increased by 45% since September 30, 2013. We expect our Investment Portfolio will continue to grow and, accordingly, we expect further moderate increases in investment income in future periods. As of September 30, 2014, our estimated forward-looking debt portfolio yield was 10.4% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The decrease in fee income was due to a decrease in capital structuring fees earned as related to our co- investment originated transaction activities. We expect to earn additional structuring service fees on co-investment originated transactions in the future as a result of our persistent focus on direct lending activities. The increase in dividend and other income was due primarily to an increase in the number of income-producing equity investments in our Investment Portfolio. The largest sources of dividend income earned during the three months ending September 30, 2014 were non-recurring dividends totaling $6.20 million received from our equity investments in two portfolio companies.

Interest income earned on TRS assets is not included in investment income in the condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation on derivatives for amounts not yet received from the counter-party as of period end.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Investment advisory fees	$12,561	$8,098	$34,506	$19,449
Interest expense	7,295	2,213	17,506	5,068
Performance-based incentive fees	3,722	5,891	15,325	6,028
Offering expense	1,677	1,845	5,351	4,492
Administrative services	745	561	2,137	1,461
Professional services	520	311	1,570	979
Custodian and accounting fees	226	143	604	358
Director fees and expenses	126	97	417	247
Other	886	654	2,389	1,509

Total operating expenses	27,758	19,813	79,805	39,591
Reimbursement of expense support	—	—	—	1,136

Net expenses	$27,758	$19,813	$79,805	$40,727

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was directly attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Subordinated Incentive fee on income	$6,763	$1,707	$11,926	$1,707
Incentive fee on capital gains	(3,041)	4,184	3,399	4,321

Total performance-based incentive fees	$3,722	$5,891	$15,325	$6,028

Subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income exceeds 1.75% quarterly preference return to our stockholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The following table illustrates the calculation of the subordinated incentive fees on income for the three months ended March 31, 2014 and the three months ended September 30, 2014. The Advisors did not earn any subordinated incentive fees on income for the three months ended June 30, 2014.

	Three Months Ended March 31, 2014		Three Months Ended September 30, 2014
($ in thousands)	Amount	Percent of Average Adjusted Capital	Amount	Percent of Average Adjusted Capital
Average adjusted capital	$1,467,664		$1,844,871

Net investment income	$20,711		$35,590
Add back: Performance-based incentive fees	9,786		3,722

Pre-incentive fees net investment income	30,497	2.08%	39,312	2.13%
Less: Preference return to shareholders (1)	$(25,334)	(1.73)	$(32,549)	(1.76)

Subordinated incentive fees on income	5,163	0.35%	6,763	0.37%

(1)	The preference return rate for each quarter is based on the actual number of days in each applicable quarter.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of (i) all realized capital losses and unrealized depreciation on a cumulative basis from inception and (ii) the aggregate amount of any previously paid incentive fees on capital gains. The change in incentive fees on capital gains for the three and nine months ended September 30, 2014 and 2013, was directly attributable to the change in net realized and unrealized gains for the respective periods. As discussed in Note 6. “Agreements and Related Party Transactions” in our condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. A portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our Investment Portfolio and derivative instruments; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized.

The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The following table illustrates the amount of the recorded incentive fee on capital gains that would potentially be payable to the Advisors if (i) the cumulative net realized gains were to remain unchanged and (ii) the unrealized depreciation in the investment portfolio was to remain unchanged through the end of the current year. However, the relativity between cumulative net realized gains and unrealized depreciation has the potential to change materially based on (i) subsequent investment disposition activity and (ii) changes in fair market values of investments contributing to unrealized depreciation.

As of September 30, 2014	Amount ($ in millions)
Cumulative net realized gains since inception (a)	$31,342
Less: Unrealized depreciation in Investment Portfolio, TRS Portfolio and other derivatives (b)	(37,896)

Excess cumulative net realized gains eligible for earned incentive fees	$(6,554)

Earned performance-based incentive fee on net realized gains at 20% (1)	$—
Prior years paid incentive fees on capital gains	2,323

Potential earned performance-based incentive fee on net realized gains	$—

(1)	The actual incentive fee on capital gains earned and payable to the Advisors, as determined at the end of the year, is 20% of the excess of (a) over (b), less any prior years payments of incentive fees on capital gains.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Direct interest expense	$4,408	$1,555	$11,696	$3,872
Unused commitment fees	1,970	357	3,605	531
Amortization of deferred financing costs	823	301	2,073	665
Accretion of discount on term loan	94	—	132	—

Total interest expense	$7,295	$2,213	$17,506	$5,068

The increase in interest expense during the nine months ended September 30, 2014 was primarily attributable to (i) the increase in our weighted average debt outstanding to $525.00 million, as compared to $251.70 million for the same period in 2013, and (ii) an increase in our all-in cost of financing, including fees and expenses, to 4.48%, as compared to 2.69% for the same period in 2013. For the three months ended September 30, 2014, our weighted average debt outstanding increased to $497.47 million, as compared to $318.92 million for the same period in 2013, and our annualized all-in cost of financing, including fees and expenses, increased to 5.94%, as compared to 2.77% for the same period in 2013. The increase in our all-in cost of financing is due primarily to a higher direct interest rate on our 2014 Senior Secured Term Loan (initially five-year term) as compared to our other credit facilities and the upfront fees incurred on both our Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan. Incentive fees and interest expense, among other things, may also increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses - In general, our other operating expenses increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due to increased administrative and professional services associated with our owning a larger portfolio of investments.

As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of open shareholder accounts. During the three and nine months ended September 30, 2014, the ratio of annualized core operating expenses (excluding investment advisory fees, interest expense and offering expenses, and including net expense support) to average net assets was 0.53% and 0.56%, respectively, as compared to 0.62% and 0.83% for the three and nine months ended September 30, 2013, respectively.

Expense Support Reimbursement Payments - During the nine months ended September 30, 2013, we accrued $1.14 million as a probable Reimbursement Payment obligation to the Advisors. Accordingly, the sum of our prior period Reimbursement Payments and accrual of Reimbursement Payments equaled 100% of cumulative Expense Support Payments as of September 30, 2013. The final reimbursement payment to the Advisors was made during the three months ended March 31, 2014. (See “—Contractual Obligations,—Expense Support Agreement,” below for further details about the Expense Support Agreement. Also see Note 6—“Agreements and Related Party Transactions” included within our condensed consolidated financial statements for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

Net realized gain and losses - Net realized gains and losses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Net realized gains on investments	$1,407	$1,314	$15,738	$5,905
Net realized gains (losses) on derivative instruments	(548)	6,998	(1,326)	9,648
Net realized gains (losses) on foreign currency transactions	(593)	1,050	(2,939)	653

Net realized gains (losses)	$266	$9,362	$11,473	$16,206

As the result of our investment sales and principal payments for the periods presented, as described above in “Portfolio and Investment Activity,” we realized net gains on investments for each of the periods presented. The increase in the amount of net realized gains on investments for the nine months ended September 30, 2014 was the result of increased sales and paydowns as compared to the nine months ended September 30, 2013.

Our net realized losses on derivative instruments for the nine months ended September 30, 2014 was comprised of a realized gain on the TRS of $3.33 million and realized losses on foreign currency forward contracts of $4.66 million, including $0.94 million and $1.49 million, respectively, for the three months ended September 30, 2014. This compares to a net realized gain on derivative instruments for the three months ended September 30, 2013 comprised of a $7.31 million realized gain on the TRS and a $0.31 million in net realized losses on foreign currency forward contracts.

The net realized losses on foreign currency transactions for the nine months ended September 30, 2014 primarily consisted of $2.50 million of losses realized upon repayments of foreign currency borrowings that occurred during the first six months of 2014 when the Senior Secured Revolving Credit Facility was entirely repaid with proceeds from the 2014 Senior Secured Term Loan, combined with other gains and losses realized upon the settlement of receivables and payables denominated in foreign currencies.

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2014 and 2013, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on:
Investments	$(45,363)	$19,052	$(21,216)	$18,081
Derivative instruments	31,440	(9,463)	28,139	(3,457)
Foreign currency translation	(98)	98	1,453	86

Net change in unrealized appreciation (depreciation)	$(14,021)	$9,687	$8,376	$14,710

A majority of the unrealized depreciation on investments recorded during the three months ended September 30, 2014 was the result of a $31.50 million decline in the fair value of our investments held as of September 30, 2014 that are denominated in foreign currencies. This $31.50 million decline includes both (i) changes in the fair value of the investments and (ii) fluctuations related to foreign exchange rate conversions. We have entered into several foreign currency forward contracts to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. The fair value of the foreign currency forward contracts increased by $32.95 million during the three months ended September 30, 2014, as recorded in the table below.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Net unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$1,504	$1,668	$1,504	$1,668
Realized gain (loss) on TRS assets	(42)	(249)	(42)	(249)
Receipt of prior period unsettled amounts	(1,030)	(8,112)	(1,676)	(593)
Unrealized appreciation (depreciation) on TRS assets	(1,942)	1,573	(2,666)	(1,337)

	(1,510)	(5,120)	(2,880)	(511)
Net unrealized appreciation (depreciation) on foreign currency forward contracts	32,950	(4,343)	31,019	(2,946)

Net change in unrealized appreciation (depreciation) on derivative instruments	$31,440	$(9,463)	$28,139	$(3,457)

The increase in unrealized appreciation on foreign currency forward contracts is due to both an increase in the notional amount of outstanding contracts from $86.05 million as of September 30, 2013 to $457.38 million as of September 30, 2014, as well as an overall increase in the fair value of forward contracts as a result of the strengthening of the U.S. Dollar against other major currencies during the three months ended September 30, 2014.

The net change in unrealized depreciation on foreign currency translation for the nine months ended September 30, 2014 consisted of the reversal of $1.61 million of net unrealized depreciation upon repayment of the portion of the Senior Secured Revolving Credit Facility that was denominated in foreign currencies and $0.16 million of net unrealized depreciation relating to the foreign currency translation of other trade receivables and payables.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013.

Adjusted net investment income

Our net investment income totaled $35.59 million ($0.19 per share) and $82.83 million ($0.49 per share) for the three and nine months ended September 30, 2014, respectively, as compared to $15.73 million ($0.14 per share) and $30.70 million ($0.33 per share) for the three and nine months ended September 30, 2013, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

We believe that adjusted net investment income is useful to assess the sustainability of our distributions and operating performance. Adjusted net investment income is not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net investment income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make future distributions to our shareholders. Adjusted net investment income should not be construed as an historic performance measure or as more relevant or accurate than the current GAAP methodology in calculating net investment income and its applicability in evaluating our operating performance.

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2014 and 2013; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Net investment income (GAAP)	$35,590	$15,725	$82,834	$30,695
Add: Estimated unearned performance-based incentive fees	(2,381)	3,406	3,399	3,543

Adjusted net investment income (non-GAAP)	$33,209	$19,131	$86,233	$34,238

Net investment income per share (GAAP)	$0.19	$0.14	$0.49	$0.33

Adjusted net investment income per share (non-GAAP)	$0.18	$0.17	$0.52	$0.38

In addition, the relative utilization of the TRS can also cause variability in net investment income, because earnings on assets within the TRS Portfolio are not included in the calculation of net investment income in accordance with GAAP. The TRS Portfolio accrued interest income and financing charges are included in the fair value of the TRS and are not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments are finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges would have been included in net investment income.

The following table shows the TRS interest income and financing charges for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Interest and fee income included in TRS fair value	$1,688	$1,834	$1,688	$1,834
Financing charges included in TRS fair value	(184)	(165)	(184)	(165)

Subtotal	1,504	1,669	1,504	1,669
Interest and fee income included in TRS net realized gains	1,093	5,305	3,524	9,079
Financing charges included in TRS net realized gains	(184)	(696)	(429)	(1,629)
Less: amounts included in prior period fair value	(922)	(5,266)	(1,703)	(938)

TRS net interest spread	$1,491	$1,012	$2,896	$8,181

TRS Net interest spread per share	$0.01	$0.01	$0.02	$0.10

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $539.81 million and $646.36 million during the nine months ended September 30, 2014 and 2013, respectively. The most significant increase in net assets during the nine months ended September 30, 2014 and 2013 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $550.04 million and $641.20 million, respectively. Our operations resulted in net assets increasing $102.68 million and $61.61 million during the nine months ended September 30, 2014 and 2013, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $100.32 million and $53.80 million and the repurchase of shares of common stock in the amount of $12.59 million and $2.64 million during the nine months ended September 30, 2014 and 2013, respectively.

Our net asset value per share was $10.06 and $9.92 on September 30, 2014 and 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.60 and $0.59 per share during the nine months ended September 30, 2014 and 2013, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 6.7% and 7.9% (not annualized) for shareholders who held our shares over the entire nine-month period ending September 30, 2014 and 2013, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 44.7% (see first chart below), or an annualized return of 11.9% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 30.2% (see first chart below), or an annualized return of 8.4% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 16.8% and 28.5%, respectively, in the period from June 17, 2011 to September 30, 2014.

The calculations for the Growth of $10,000 Initial Investment in the shares of our common stock are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) distributions payable, if any, on the last day of the period.

Public Offering Price/Share	$10.00	$10.95	$11.10
Net Offering Price/Share	$ 9.00	$9.855	$9.990
Distributions/Share	$ 2.55	$ 1.61	$ 0.84
Terminal Value/Share (NAV)	$10.06	$10.06	$10.06

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at September 30, 2014 equal to net asset value of $10.06 per share and (iv) distributions payable to shareholders as of September 30, 2014.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 – “Significant Accounting Policies” to our condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3—“Investments,” in the accompanying consolidated financial statements for more information on our investments. As described more fully in Note 2 – “Significant Accounting Policies” and Note 5 – “Fair Value of Financial Instruments” in our consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its initial transaction price and subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

We and our board of directors conduct our fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the our portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

The table below presents information on the significant presence of investments classified as Level 3 as of September 30, 2014 and December 31, 2013:

($ in thousands)	September 30, 2014	December 31, 2013
Fair value of investments classified as Level 3	$1,240,542	$863,443
Total fair value of investments	$2,412,365	$2,074,772
% of fair value classified as Level 3	51.4%	41.6%
Number of positions classified as Level 3	56	30
Total number of positions	138	114
% of positions classified as Level 3	40.6%	26.3%
Fair value of individual positions classified as Level 3:
Largest Level 3 position	$109,374	$107,033
Smallest Level 3 position	$36	$672
Average fair value	$22,153	$28,781

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2014 and December 31, 2013 are described in Note 5 “Fair Value of Financial Instruments” in our consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of September 30, 2014, assuming all other estimates remain unchanged, would otherwise result in a $59.07 million overstatement of net change in unrealized appreciation on investments, a $0.10 million overstatement of our investment advisory fees payable to our Advisors, an $11.81 million overstatement in accrued performance-based incentive fees (incentive fees on capital gains), a $47.16 million overstatement of our net increase in net assets resulting from operations, a $0.28 overstatement in our earnings per share and a $0.24 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets (including unrealized appreciation or depreciation on the TRS and collateral posted with the custodian in connection with the TRS, but excluding deferred offering expenses), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

The reimbursement rate was 0.9% of gross offering proceeds during the nine months ended September 30, 2014. As of September 30, 2014, the Advisors have been reimbursed in the amounts of $5.22 million for offering expenses from the Follow-On Offering, including any payable balances for reimbursement of offering expenses. As of September 30, 2014, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

As of September 30, 2014, we had accrued incentive fees on capital gains of $12.2 million based on the performance of our portfolio, including amounts based on unrealized gains. See Note 6—“Agreements and Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreements.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of September 30, 2014, our unfunded investment commitments totaled $265.06 million. We believe we maintain sufficient liquidity in the form of cash on hand and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments should the need arise.

Borrowings –As discussed above under “Financial Condition, Liquidity and Capital Resources – Credit Facilities,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of September 30, 2014, the credit facilities and 2014 Senior Secured Term Loan provided for borrowings in an aggregate amount up to $1.43 billion on a committed basis and $583.45 million outstanding borrowings balance. (See “— Capital Resources and Liquidity — Credit Facilities” above and Note 11—“Borrowings” in our condensed consolidated financial statements for expanded discussion of the revolving credit facilities and the senior secured term loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and term loan at September 30, 2014 is as follows (amounts in millions):

	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$180.45	$180.45	$—	$—	$—
Deutsche Bank Credit Facility	5.00	5.00	—	—	—
2014 Senior Secured Term Loan	398.00	4.00	8.00	386.00	—
Interest and Credit Facilities Fees Payable(1)	92.40	25.67	41.31	25.42	—

TOTAL	$675.85	$215.12	$49.31	$411.42	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of September 30, 2014.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating costs. In addition, we reimburse CNL for personnel expenses associated with our Chief Financial Officer and Chief Compliance Officer. See Note 6, “Agreements and Related Party Transactions” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2013 for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

See Item 1. “Financial Statements” for a summary of the impact of any recent accounting pronouncements, if any.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expense associated with the money we borrow and the fair value of loan balances. (See Part II, Item 1A)

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the nine months ended September 30, 2014 and 2013, we did not engage in interest rate hedging activities.

As of September 30, 2014, approximately 60.5% of our portfolio of debt investments (excluding TRS assets), or approximately $1.42 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At September 30, 2014, approximately 98.2% of our portfolio of variable interest rate debt investments, or approximately $1.39 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At September 30, 2014, we held an aggregate investment position of $25.10 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 1.8% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates, if we have borrowed capital with floating interest rates, our interest expense will increase, which will increase our financing costs and may reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “— Financial Condition, Liquidity and Capital Resources — Credit Facilities”), all of our borrowing as of September 30, 2014 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank credit facility, (ii) the maximum commitment amount in our BNP credit facility and (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average direct interest rate would decrease by approximately 4 bps, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of September 30, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as, the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than 150 basis points, the increase in interest expense eclipses the hypothetical increase in interest income associated with our floating rate debt investments; for a persistent LIBOR increase of 150 basis points or greater, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of September 30, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

			($ amounts in millions, except per share data)
	Par Amount	Weighted Avg. Floor	Increases in LIBOR
			+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$25.10		$0.102	$0.204	$0.306	$0.408
Base rate floor	$1,391.25	1.1%	—	2.020	7.923	14.022

Increase in Floating Rate Interest Income			$0.102	$2.224	$8.229	$14.430

		Base Rate Spread
BNP Credit Facility	$180.45	110 bps	$(0.902)	$(1.805)	$(2.707)	$(3.609)
Deutsche Bank Credit Facility	5.00	180 bps	(0.025)	(0.050)	(0.075)	(0.100)
2014 Senior Secured Term Loan	$398.00	325 bps	—	(1.930)	(3.920)	(5.911)

Increase to Floating Rate Interest Expense			(0.927)	(3.785)	(6.702)	(9.620)

Change in Floating Rate Net Interest Income, before TRS			(0.825)	(1.561)	1.527	4.810
Net change in TRS unrealized appreciation (depreciation) (1)			(0.525)	(0.905)	(1.043)	(1.154)

Overall Change in Floating Rate Net Interest Income, including TRS			$(1.350)	$(2.466)	$0.484	$3.656

Change in Floating Rate Net Interest Income Per Share Outstanding as of September 30, 2014			$(0.01)	$(0.01)	$0.00	$0.02

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 80 bps per annum on the settled notional amount of TRS assets. As of September 30, 2014, 90.6% of the TRS assets, or approximately $100.09 million measured at par value, featured floating or variable interest rates. At September 30, 2014, 94.1% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $94.13 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of September 30, 2014, the total notional amount of the portfolio of TRS assets was $110.10 million, and the settled notional amount was $108.95 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of September 30, 2014 and that the TRS notional amount would equal $110.10 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 39.5% of our debt Investment Portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2014. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2014, approximately 40.0% of our fixed interest rate debt investments, or approximately $357.20 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 3.9 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 3.9%, all other financial and market factors assuming to remain unchanged. A 3.9% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $13.89 million, or a 0.7% decline in net assets relative to $10.06 net asset value per share as of September 30, 2014.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as, amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2014, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of September 30, 2014. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2014 to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of September 30, 2014			Reduction in Fair Value as of September 30, 2014 if 10% Adverse Change in Exchange Rate	As of September 30, 2014
(In thousands)		Par Value/ Cost in Local Currency (1)	Par Value/ Cost in US$ (1)	Fair Value		Foreign Currency Forward Contracts Notional Amount in Local Currency
Euros		€201,171	$254,496	$223,864	$(22,386)		€187,134
British Pound Sterling		£70,056	113,571	110,531	(11,053)		£69,298
New Zealand Dollars	N$	52,406	40,911	42,138	(4,214)	N$	50,650
Australian Dollars	A$	38,390	33,670	32,940	(3,294)	A$	36,489
Swedish Kronor	SEK	97,249	15,145	13,952	(1,395)	SEK	—

Total		459,272	$457,793	$423,425	$(42,342)

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of September 30, 2014, the net contractual notional balance of our foreign currency forward contracts totaled $457.38 million, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2014, we did not have any amounts outstanding denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the nine months ended September 30, 2014, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in a net realized and unrealized losses of $1.49 million. Our foreign currency forward contracts, employed for hedging purposes, generated net realized and unrealized gains of $26.36 million during the nine months ended September 30, 2014. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments.

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

Moderate increases in interest rates may reduce our net investment income, depending on the types of credit facilities we employ to borrow funds for investment purposes. Several of our credit facilities that enable us to borrow capital from lenders feature floating interest rate provisions and no base interest rate floors. Meanwhile, a substantial portion of our debt investment portfolio features variable interest rates coupled with base interest rate floors (e.g. a base interest rate of three-month LIBOR plus a margin of 450 basis points, with a base interest rate floor of 75 basis points results in an overall daily coupon rate of 5.25%/360 as long as three-month LIBOR is below 0.75%). As a result, the first leg of interest rate increases from prevailing interest rate levels will likely result in nearly immediate increases in the cost of our borrowings while a substantial portion of our variable interest rate debt investment portfolio will not experience any increase in interest income unless and until the LIBOR reference rates that predominantly apply to our debt investment portfolio increase materially above 1.0%.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

(a)	None.

(b)	None.

(c)	The information required by this Item 2(c) is set forth in Note 9 – “Share Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2014.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 8, 2014.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.35	Commitment Increase Agreement between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

10.36	Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.37	Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Mizuho Bank, Ltd., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as co-syndication agents, joint bookrunners and joint lead arrangers and Greensledge Capital Markets LLC as co-syndication agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.38	First Amendment Agreement dated as of November 6, 2014 to the Amended and Restated Committed Facility Agreement dated August 29, 2013 between BNP Paribas Prime Brokerage, Inc. and Paris Funding LLC (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)