Form 10-K
period 2014-12-31
Corporate Capital Trust, Inc.
filed 2015-03-20
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares were offered and sold at $11.30 per share (as of June 30, 2014), with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 176,167,808.

As of March 17, 2015, there were 233,504,348 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust, Inc. definitive proxy statement for the 2015 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2015. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in Item A. “Risk Factors” of this report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1.	Business

General

Corporate Capital Trust, Inc. (which is referred to in this report as “we,” “our,” “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC, formerly known as KKR Asset Management LLC (“KKR”). CNL, which is our investment advisor, and KKR, which is our investment sub-advisor, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for our company to operate.

We are currently selling shares of our common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Follow-On Registration Statement”) covering our continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Follow-On Registration Statement was declared effective by the SEC on November 1, 2013. Immediately prior to the commencement of the Follow-On Offering, we terminated our initial continuous public offering (the “Initial Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for information on our Follow-On Offering. In January 2015, we filed a shelf registration statement, which we refer to as our “Shelf Registration Statement,” with the SEC. Our Shelf Registration Statement was declared effective by the SEC on January 16, 2015. Pursuant to our Shelf Registration Statement, we may publicly offer and sell, from time to time, up to $750 million of our common stock, preferred stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, subscription rights and/or debt securities, all on terms to be determined at the time of each such offering. As of the date of this report, we have not offered or sold securities under our Shelf Registration Statement.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. As of December 31, 2014, our investment portfolio totaled $2.7 billion and consisted primarily of senior and subordinated debt. As we continue to grow our investment portfolio, we anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. Our portfolio includes fixed-rate investments that generate absolute returns, as well as floating-rate investments that provide protection in rising interest rate and inflationary environments.

We will seek to continue to build on the strong investment expertise and sourcing networks of our Advisors and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We intend to continue to be disciplined in selecting investments and focused on opportunities that we perceive offer favorable risk/reward characteristics and relative value. We believe the market for lending is currently characterized by significant demand for capital and that we will continue to have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments. We plan to continue to raise capital with the goal of serving our target market and continuing to capitalize on what we believe is a compelling and sustained market opportunity.

Throughout this report, we may refer to the issuers of our debt and equity investments as portfolio companies.

Our Investment Focus

While we consider each investment opportunity independently, we generally focus on portfolio companies that share the following characteristics:

•	Size. We seek to provide capital to medium- and large-sized private companies, which typically have more defensible market positions, stronger franchises and operations and better credit characteristics relative to their smaller peers. Although there are no strict lower or upper limits on the size of a company in which we may invest, we expect to focus on companies with EBITDAs (earnings before interest, taxes, depreciation and amortization) greater than $25 million.

•	Capital Structure. Our portfolio consists primarily of senior and subordinated debt, which may in some cases be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We seek to invest in companies that generate free cash flow at the time of our investment and benefit from material investments from well-known equity investors.

•	Management Team. We seek to prioritize investing in portfolio companies with strong management teams that we believe have a clear strategic vision, long-standing experience in their industry and a successful operating track record. We favor companies in which management’s incentives appear to be closely aligned with the long-term performance of the business, such as through equity ownership.

•	Stage of Business Life Cycle. We seek mature, privately owned businesses that have long track records of stable, positive cash flow. We do not intend to invest in start-up companies or companies with speculative business plans. As a business development company, we generally must, under relevant SEC rules, invest at least 70% of our total assets in “qualifying assets,” which includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public listed companies that have a market capitalization of less than $250 million.

•	Industry Focus. While we will consider opportunities within all industries, we seek to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, low-volatility earnings. We give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

•	Geography. As a business development company under the 1940 Act, we focus on and invest at least 70% of our total assets in U.S. companies. To the extent we invest in foreign companies, we are required to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan.

While we believe the criteria listed above are important in identifying and investing in portfolio companies, we consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each portfolio company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. Substantially all of the investments held in our portfolio have either a sub-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or are not rated by any rating agency. Investment sizes vary as our capital base changes and are ultimately at the discretion of our Advisors subject to oversight by our board of directors.

Except as restricted by the 1940 Act or by the Internal Revenue Code of 1986, as amended (the “Code”), we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without shareholder approval.

Other Factors Affecting Portfolio Construction

As a business development company under the 1940 Act that intends to continue to qualify annually as a regulated investment company (“RIC”) under the Code, our investment activities are subject to certain regulatory restrictions. These restrictions include (i) requirements under the 1940 Act that we invest our capital primarily in U.S. companies either that are privately owned or that are listed on a national securities exchange with a market capitalization of less than $250 million, and (ii) investment diversification and source of income criteria imposed by the Code. For a description of certain valuation risks associated with our investments in portfolio companies, see Item 1A. “Risk Factors – Risks Related to Our Business.” A significant portion of our Investment Portfolio is recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.”

In addition, we generally are not permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions, absent an exemptive order from the SEC. On May 21, 2013, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates in privately negotiated transactions. Subject to the conditions specified in the exemptive order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR.

Portfolio and Investment Activity

As of December 31, 2014, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and directly lending or providing equity capital to portfolio companies. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap (“TRS”) arrangements with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as either our portfolio of TRS assets, or our “TRS Portfolio.”

In the case of our TRS Portfolio, we receive all: (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of the TRS assets. The settled notional amount of the TRS assets is the net aggregate cost of the TRS assets underlying the TRS Portfolio that are settled and owned by the counterparty. The total notional amount of TRS assets includes the settled notional amount plus the effect of the purchase and sale of TRS assets where a TRS asset trade settlement, if any, is pending. At the end of the TRS contract life, we will receive additional economic benefit if the net value of the portfolio of TRS assets appreciates relative to the settlement date TRS notional amount. Correspondingly, we will be required to pay the counterparty the amount, if any, by which the net value of the portfolio of TRS assets declines relative to the settlement date TRS notional amount. We do not own, or have physical custody of, the TRS assets. The TRS assets are not direct investments by us.

As of December 31, 2014, our Investment Portfolio consisted of debt and equity securities relating to 112 portfolio companies diversified across 21 industry classifications and the TRS Portfolio consisted of debt securities relating to 47 portfolio companies diversified across 15 industry classifications.

Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our Investment Portfolio and TRS Portfolio based on fair value as of December 31, 2014, excluding our short term investments.

	As of December 31, 2014 (in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$1,128,244	41.5%	$250,662	89.1%
Senior secured loans - second lien	843,957	31.0	21,932	7.8
Senior secured bonds	147,817	5.4	7,066	2.5

Total senior debt	2,120,018	77.9	279,660	99.4
Subordinated debt	433,755	16.0	1,630	0.6
Structured products	36,421	1.3	—	—
Equity/Other	130,377	4.8	—	—

Total	$2,720,571	100.0%	$281,290	100.0%

For a further discussion of our investment activities and investment attributes of both our Investment Portfolio and TRS Portfolio as of December 31, 2014 and 2013 and for the years then ended, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Investment Activity – Portfolio Investment Activity for the Years Ended December 31, 2014, 2013 and 2012.”

Competition

As a business development company with a particular focus on lending activities, we experience competition from other business development companies, commercial banks, specialty finance companies, open-end and closed-end investment companies, opportunity funds, private equity funds and institutional investors, many of which may have greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors may also have a lower cost of capital, may be subject to less regulatory oversight, and may have lower overall operating costs. The level of competition impacts both our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to corporate borrowers. We may also face competition from other funds that affiliates of KKR participate in or advise.

We believe we have the following potential competitive advantages over other capital providers that operate in the markets we target, which allow us to take advantage of the market opportunities we have identified:

•	Proprietary Sourcing and Deal Origination. Our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary investment opportunities. CNL and KKR have built leading franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•	Focus on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize our Advisors’ proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•	Experienced Management and Investment Expertise. Affiliates of each of our Advisors have more than 35 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing the combined resources, skills and experience of our Advisors, we believe we benefit from CNL’s contrarian investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure.

•	Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide us with immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we benefit from an investment infrastructure that allows for intensive due diligence to filter investment opportunities and helps select investments that offer favorable risk/reward characteristics.

•	Versatile Transaction Structuring and Flexible Capital. Our Advisors have experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income, capital preservation and, to a lesser extent, long-term capital appreciation. We seek to continue to capitalize on this expertise and build our Investment Portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

•	Long-Term Investment Horizon. We believe that our flexibility to make investments with a long-term perspective provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital helps us avoid disposing of assets at unfavorable prices and we believe makes us a better financing partner for portfolio companies.

Business Development Company Requirements

Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than other investment companies in dealing with their portfolio companies, issuing securities, and compensating their advisors. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our outstanding voting securities.

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

As a business development company, we are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment, or to make any co-investments with our Advisors or any of their affiliates, without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that neither of our Advisors, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors’ respective other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisors’ allocation policies. Furthermore, on May 21, 2013, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates in privately negotiated transactions (the “SEC Exemptive Order”). Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by our Advisors.

Financial Information About Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. We presently do not evaluate our investments by industry segment but rather, we review performance on an individual basis. Accordingly, we do not report industry or geographic area segment information.

Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

We are party to an investment advisory agreement, or the Investment Advisory Agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have also entered into a sub-advisory agreement, or the Sub-Advisory Agreement, with KKR under which KKR is responsible for the day-to-day management of our company’s investment portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement. For a further discussion of Investment Advisory and Sub-Advisory Agreements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations — Investment Advisory Agreements.”

We are also party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of various administrative services on our behalf. Administrative services generally include investor services, general ledger accounting, fund accounting, maintaining required corporate and financial records, financial reporting for us and our subsidiaries, preparation of reports to our board of directors and lenders, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and proxy statements, overseeing the payment of our expenses and distributions on common stock, oversight of service providers and the performance of administrative and professional services rendered to our company by others.

By their terms, each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administrative Services Agreement must be approved annually by our board of directors (including a majority of our independent directors), or the holders of a majority of our outstanding voting securities. On March 18, 2015, our board of directors, including our independent directors, approved the renewal of each of these agreements for an additional one-year term through March 18, 2016, subject to earlier termination in accordance with their respective terms.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of our Follow-On Offering (the “Managing Dealer”) and in connection therewith receives certain compensation.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, (ii) certain expenses associated with investment advisory activities and (iii) the Offerings. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.

Employees

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” and in our definitive proxy statement for our 2015 annual meeting of shareholders (the “2015 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through CNL and/or its affiliates.

Tax Status

Beginning with our 2011 tax year, we elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or a RIC, under the Code. As a RIC, we generally will not be subject to federal income tax on distributed taxable income to the extent we distribute annually at least 90% of our taxable income (excluding capital gains) to our shareholders and meet other compliance requirements.

Corporate Information

Our executive offices are located at 450 S. Orange Ave., Orlando, FL 32801, and our telephone number is 866-650-0650.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.corporatecapitaltrust.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. The public may also read and copy paper filings we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a limited operating history.

We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not sustain our investment objective and that the value of our securities could decline substantially.

The lack of liquidity of our investments may adversely affect our business.

We acquire a majority of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

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

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be adequate to stabilize affected markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Our ability to achieve our investment objective depends on the Advisors’ ability to manage and support our investment process. If the Advisors were to lose a significant number of their respective key professionals, or terminate the Investment Advisory Agreement and/or the Sub-Advisory Agreement, our ability to sustain our investment objective could be significantly harmed.

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

Our ability to sustain our investment objective also depends on the continued ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To sustain our investment objective, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us on 60 days’ notice without penalty. Our Investment Advisory Agreement may be terminated at any time, without penalty, by CNL upon 120 days’ notice to us. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by KKR upon 120 days’ notice and may be terminated, without the payment of penalty, by CNL upon 60 days’ notice if our board of directors or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL, or for CNL to replace KKR and we would no longer have the ability to co-invest in privately negotiated transactions unless we filed a new SEC Exemptive Order.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay holders of our common stock distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced.

We pay distributions out of assets legally available for distribution. However, we cannot assure holders of our common stock that we will achieve investment results that will allow us to sustain a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company and certain covenants in our credit facilities can limit our ability to pay distributions. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits; therefore, portions of the distributions that we pay may represent a return of capital to holders of our common stock, which will lower holders’ tax basis in their shares and reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of capital to holders of our common stock and will lower their tax basis in their shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in debt or equity securities of portfolio companies.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms, and we rely indirectly to a significant extent upon these relationships, to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our Investment Portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies, such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We have experienced, and may continue to experience, increased competition from commercial banks and investment vehicles who lend to the middle market. Additionally, the Federal Reserve Bank and U.S. banking regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market of private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

A majority of our Investment Portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.

A majority of our Investment Portfolio is comprised of investments that are negotiated and originated directly with portfolio companies. Such investments should be considered illiquid or requiring a lengthy time to sell. Additionally, such investments feature more uncertainty as to the precise accuracy of their fair market value since these investments are not positioned in any active securities exchange or secondary market that would otherwise enable informed market participants and dealers to submit bid prices.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a majority portion of our securities quarterly at fair value as determined in good faith in accordance with the established valuation policy and procedures approved by our board of directors.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period is, to a degree subjective and our Advisors have a conflict of interest in making recommendations of fair value. We value our investments quarterly at fair value as determined in good faith in accordance with procedures established by our board of directors based on input from our Advisors and our audit committee. Our board of directors utilizes the services of an independent third-party valuation firm to aid it in determining the fair value of certain investments. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, present value analysis of estimated future cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Additionally, a substantial over-estimate of the fair value of our investments may result in excessive borrowing advances relative to collateral value in certain of our credit facilities and lead to remedial margin calls.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay distributions to holders of our common stock and cause you to lose all or part of your investment.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

We may experience fluctuations in our operating results.

We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to our shareholders.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution to holders of our common stock.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in an issuer’s financial condition or the market’s assessment of an issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Advisors and their Respective Affiliates

The Advisors have limited experience managing a business development company.

Our Advisors have only three years of experience managing a vehicle regulated as a business development company and may not be able to continue to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors and their respective affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Advisors and their respective affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Advisors and their respective affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and the Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional selling commissions and marketing support fees and the Advisors to earn increased asset management fees.

The time and resources that individuals associated with the Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither CNL nor KKR is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Advisors currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

An Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments.

Each of our Advisors manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to a different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

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

Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash (“payment-in-kind,” or “PIK,” income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default. PIK income will be included in pre-incentive fee net investment income used to calculate the incentive fee to our Advisors even though we do not receive the income in the form of cash.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

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

In addition, the fact that our base management fee— a portion of which is paid to KKR —is payable based upon our gross assets (which includes any borrowings for investment purposes, any unrealized depreciation or appreciation on the TRS portfolio and any cash collateral on deposit pursuant to the terms of the TRS) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment) , without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

The SEC Exemptive Order granted by the SEC to us, our Advisors and certain of their respective affiliates permits us to participate in certain transactions originated by the Advisors or their respective affiliates. However, affiliates of our Advisors whose primary business includes the origination of investments may engage in investment advisory businesses with client accounts that compete with us, and those affiliates have no obligation to make their originated investment opportunities available to our Advisors or to us.

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future SEC staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we are unable to invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit such investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

We are not managed by KKR & Co. or CNL Financial Group., but rather subsidiaries of both and may not replicate the success of those entities.

We are managed by our Advisors and not by CNL Financial Group or KKR & Co. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group or KKR & Co. or their affiliates and their past performance is no guarantee of our future results.

Our Advisors’ liability is limited under the Investment Advisory Agreement and Sub-Advisory Agreement, and we are required to indemnify our Advisors against certain liabilities, which may lead our Advisors to act in a riskier manner on our behalf than they would when acting for their own account.

Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement and Sub-Advisory Agreement, and they will not be responsible for any action of our board of directors in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Advisors will not be liable to us for their acts under the Investment Advisory Agreement and Sub-Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Advisors with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Advisors to act in a riskier manner when acting on our behalf than they would when acting for their own account.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operations as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may continue to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. The senior securities we have issued, as well as senior securities we may issue in the future, expose us to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

We have and may continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders.

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

The net proceeds from our sale of securities will be used for, among other things, our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses, such as management, incentive, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason, we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in a higher risk in comparison to non-originated transactions.

•	Senior Debt. When we invest in senior debt, we generally seek to take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns as compared to our senior debt investments. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•	Equity Investments. We expect to make selected equity investments which may be illiquid with no readily available market and involve more risk than senior or subordinated debt. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Most debt securities in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability.

•	OID and PIK instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•	For GAAP purposes, cash distributions to shareholders that include a component of OID or PIK income are not considered a return of capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID or PIK income may be funded from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

•	The presence of OID and PIK creates the risk of non-refundable cash payments to the Advisors in the form of subordinated incentive fees on income based on non-cash OID and PIK income accruals that may never be realized.

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

Subordinated liens on collateral securing debt investments that we have or may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we borrow money and may issue debt securities to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest on such debt securities and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. We may enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

International investments create additional risks.

We have made, and expect to continue to make, investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available to service our debt or for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments, such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.

The TRS and any other derivative transactions into which we may enter expose us to certain risks, including market risk, liquidity risk and other risks associated with the use of leverage.

In November 2012, our wholly owned special purpose financing subsidiary, Halifax Funding, became a party to a total return swap arrangement, or TRS, with The Bank of Nova Scotia, referred to as the counterparty. Pursuant to the TRS, we periodically receive any income generated by TRS assets underlying the TRS and collected by the counterparty. We also receive the net realized gains from the liquidation of TRS assets over the life of the TRS. Correspondingly, if there is a net realized loss from the liquidation of TRS assets over the life of the TRS, we are required to periodically pay the counterparty the amount of such net realized losses. Pursuant to the terms of the TRS arrangement, we must pay the counterparty a series of floating rate periodic payments over the life of the TRS. These periodic payments are based on the settled notional amounts of the underlying TRS assets.

The TRS effectively adds leverage to our portfolio by providing us investment and economic exposure to a security or portfolio of securities without our owning, investing directly in, or taking physical custody of such security or portfolio of securities.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the TRS assets underlying the TRS. In addition, because the TRS is a form of synthetic leverage, it is subject to risks associated with the use of leverage. Moreover, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

The TRS is subject to the risk that the counterparty will default on its payment obligations under the TRS arrangement or that one party will otherwise not be able to meet its contractual obligations to the other. Under the TRS, we make periodic payments based on a variable interest rate and have to post collateral to secure our obligations to the counterparty. In addition, by making periodic payments based on a variable interest rate, we bear the risk of depreciation with respect to the value of the TRS assets underlying the TRS and may be required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event the value of the TRS assets underlying the TRS depreciates in a material amount relative to any cash collateral previously posted by us.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, the amount of any non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

In late 2007, the U.S. economy entered a recession that officially lasted until June 2009, although the effects continued thereafter. As a result of those economic conditions, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty. Although there has been improvement in the U.S. economy since then, certain sectors remain weak and unemployment remains at higher than historical levels.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain additional financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011 and then as affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Additionally in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings have negatively impacted global markets and economic conditions. Although the U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely impact our ability to access debt financing on favorable terms. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a privately held company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Advisors’ management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

The agreements governing each of our revolving credit facilities and our senior secured term loan contain various covenants which, if not complied with, could accelerate repayment under the relevant facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to service our debt or pay distributions to our shareholders.

We and each of our wholly owned, special purpose financing subsidiaries are party to revolving or term credit facilities with one or more lenders. We or special purpose financing subsidiaries may become party to additional such facilities in the future. The agreements governing these facilities currently, and are likely to continue to, contain default provisions such as:

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

An event of default under any one credit facility may result, among other things, in the termination of the availability of further funds under that facility and other unrelated credit facilities, and an accelerated maturity date for all amounts outstanding under the credit facility or facilities. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, service our debt, make distribution payments to our shareholders and maintain our status as a RIC.

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

A decline in the value of assets owned by us or the relevant financing subsidiary, as applicable, or the occurrence of a Super-Collateralization Event under the relevant facility could result in our being required to retain, acquire or contribute to the relevant financing subsidiary, as applicable, additional assets, which would likely disrupt our business and impact our ability to meet our investment objective, service our debt and pay distributions to our shareholders.

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

Each borrowing under any credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we or the relevant financing subsidiary, as applicable, will be able to borrow funds under the relevant facility at any particular time or at all. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” for a more detailed discussion of the terms of our credit facilities.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisors.

The amount of leverage that we employ depends on our Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that additional leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

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

Also, since a portion of the public offering price from our sales of shares is used to pay expenses, commissions and fees, the full offering price paid by our shareholders is not invested in portfolio companies. As a result, even if we do complete a liquidity event, holders of our common stock may not receive a return of all of their invested capital. If we do not successfully complete a liquidity event, liquidity for shares of our common stock will be limited to participation in our share repurchase program, which we have no obligation to maintain.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Shareholders may experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time. Shareholders who do not participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a shareholder.

The existence of a large number of outstanding shares and shareholders prior to completion of the listing of our common stock on a national securities exchange could negatively affect our stock price.

As of March 17, 2015, we had 233.50 million shares of common stock outstanding and the ability of our shareholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. We would be taxed on retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax.

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

Neither we nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. In addition, to our knowledge, none of our Advisors or our Administrator is currently subject to any material legal proceedings nor is any material legal proceeding threatened against them. From time to time, we, our subsidiaries, our Advisors or Administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no established public trading market for our common stock. Therefore, there is a risk that a shareholder may not be able to sell our shares of common stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

We are currently selling our shares on a continuous basis at an offering price of $11.00 per share under our Follow-On Registration Statement. To the extent that our net asset value (“NAV”) per share increases, we will ensure that our shares are not sold at a price, after deduction of selling commissions and marketing support fees, that is below our NAV per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our Follow-On Offering and periodic reinvestment of distributions in our shares, we make the determination that we are not selling shares of our common stock at a price below our then current NAV per share within 48 hours before the time that we issue shares. In addition, if the NAV per share were to decline below 97.5% of the public offering price, net of sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in the Follow-On Offering until the NAV per share is greater than 97.5% of the public offering price, net of sales load. Our Follow-On Offering will terminate the earlier of (i) November 1, 2016, (ii) when the remaining shares available in the Follow-On Offering have been sold or (iii) if our board of directors determines to terminate the Follow-On Offering. Our board of directors may determine to raise additional capital through the sale of debt or equity securities through our Shelf Registration Statement or otherwise in the future.

The following table lists the NAV per share, the public offering price per share for shares sold in our Offerings including and excluding sales load, the net public offering price premium as a percentage of NAV, and quarterly declared distributions per share as of the end of each quarter for the years ended December 31, 2014 and 2013.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2013
First Quarter	$9.91	$11.05	$9.95	0%	$0.20
Second Quarter	$9.78	$11.10	$9.99	2%	$0.19
Third Quarter	$9.92	$11.10	$9.99	1%	$0.20
Fourth Quarter	$10.00	$11.30	$10.17	2%	$0.24	(4)
Year Ended December 31, 2014
First Quarter	$10.13	$11.30	$10.17	0%	$0.18
Second Quarter	$10.15	$11.30	$10.17	0%	$0.20
Third Quarter	$10.06	$11.30	$10.17	1%	$0.22
Fourth Quarter	$9.79	$11.00	$9.90	1%	$0.20

(1)	NAV per share is determined as of the last day in the period. NAV is based on outstanding shares at the end of the period.
(2)	Net public offering price excluding sales load (“Net POP”) is equal to public offering price less 10% for selling commissions and marketing support fees. Net POP is also the price employed in the distribution reinvestment plan.
(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.
(4)	Includes a special distribution of $0.03 per share.

Set forth below is a chart that reconciles gross and net proceeds from the Offerings since we commenced our Initial Offering on April 4, 2011:

	As of December 31, 2014
(in thousands, except share and per share amounts)	Shares	Amount
Gross Proceeds from Offerings	208,604,491	$2,289,744
Commissions and Marketing Support Fees	—	(213,045)
Reinvestment of Distributions	12,854,224	129,349

Net Proceeds from Offerings	221,458,715	$2,206,048

Average Net Proceeds Per Share	$9.96

Holders

As of March 17, 2015, we had 59,398 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Set forth below is a chart describing the single class of our securities outstanding as of March 17, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	1,000,000,000	—	233,504,348

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We commenced our share repurchase program in July 2012 and the first repurchase of shares occurred in August 2012. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2014 through October 31, 2014	—	$—	—	—
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	401,224	10.06	401,224	—

Total	401,224	$10.06	401,224	—

Distributions

Distributions to our shareholders are governed by our articles of incorporation. Our board of directors declares a weekly record date, a weekly distribution rate and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our shareholders are declared out of assets legally available for distribution. (See Notes 8 and 12 included in Item 8. “Financial Statements and Supplementary Data.”)

The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2014 and 2013:

	Cash Distributions Declared Per Share
Quarter	2014	2013
First	$0.180048	$0.195052
Second	0.201279	0.195052
Third	0.216762	0.195052
Fourth	0.201279	0.240056	(1)

Total	$0.799368	$0.825212

(1)	In addition to regular monthly distributions, cash distributions declared on our common stock during the fourth quarter of 2013 included $0.03 per share in special cash distributions.

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2014 and 2013, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2014 and 2013, a Form 1099-DIV was sent to our shareholders which stated the amount and sources of the paid distributions and provided information with respect to appropriate tax treatment of the paid distributions.

On December 19, 2014, January 28, 2015, February 25, 2015 and March 18, 2015, our board of directors declared distributions for January 2015, February 2015, March 2015 and April 2015, respectively, which represent an annualized distribution rate of 7.32% based on our current public offering price of $11.00 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 6, 13, 20 and 27, 2015	January 28, 2015	$0.015483
February 3, 10, 17 and 24, 2015	February 25, 2015	$0.015483
March 3, 10, 17, 24 and 31, 2015	April 1, 2015	$0.015483
April 17, 14, 21 and 28, 2015	April 29, 2015	$0.015483

We have adopted a distribution reinvestment plan that enables our shareholders to elect for the reinvestment of distributions in shares of common stock. As a result, if our board of directors authorizes and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock at a price equivalent to the public offering prices exclusive of selling commissions and marketing support fees, rather than receiving the cash distributions.

Item 6.	Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012 and 2011, and as of December 31, 2010 and for the period from June 9, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Year Ended December 31,				Period from June 9, 2010 (Inception) to
($ in thousands, except per share amounts)	2014	2013	2012	2011	December 31, 2010
Statement of operations data:
Investment income	$230,712	$119,573	$35,583	$959	$—

Operating expenses
Total expenses	99,194	68,502	19,651	1,482	—
Reimbursement of expense support	—	1,136	1,830	—
Advisors’ expense support	—	—	(1,590)	(1,376)	—

Net expenses	99,194	69,638	19,891	106	—

Net investment income before taxes	131,518	49,935	15,692	853	—
Excise tax expense	1,392	—	—	—	—

Net investment income	130,126	49,935	15,692	853	—
Net realized and unrealized gains (losses) (4)	(45,809)	55,022	9,962	529	—

Net increase in net assets resulting from operations	$84,317	$104,957	$25,654	$1,382	$—

Per share data:
Net investment income - basic and diluted	$0.73	$0.48	$0.50	$0.67	$—
Net increase in net assets resulting from operations - basic and diluted	$0.48	$1.00	$0.82	$1.09	$—
Distributions declared	$0.80	$0.83	$0.76	$0.37	$—
Other data:
Total investment return-net price(1)	4.1%	10.2%	14.2%	6.5%	—
Total investment return-net asset value(2)	5.9%	11.4%	14.3%	6.5%	—
Number of portfolio companies at period end(3)	112	94	126	110	—
Total portfolio investments for the period(3)	$1,899,447	$2,090,370	$991,952	$106,811	$—
Investment sales and prepayments for the period(3)	$1,058,221	$925,095	$410,530	$776	$—

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Total assets	$2,971,720	$2,281,186	$850,324	$116,223	$200
Credit facilities and term loan , net of discount	$772,678	$707,389	$159,620	$25,340	$—
Total net assets	$2,145,821	$1,430,434	$611,484	$65,163	$200

(1)	Total investment return-net price is a measure of total return for shareholders who purchased our common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.
(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.

(3)	Excludes TRS portfolio companies and TRS transactions.
(4)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a discussion of realized and unrealized gains and losses for the year ended December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “our,” “us” and “our company” refer to Corporate Capital Trust, Inc.

Overview

We are a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL and KKR, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for us to operate.

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. We also have the ability, as granted through our SEC Exemptive Order, to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR (the “Co-Investment Transactions”). We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.

As of December 31, 2014, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into TRS arrangements with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

Our investment strategy is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of equity capital we raise from offering common stock in our company and the amount of capital we may borrow.

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

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain PIK interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generate interest income and fees, such amounts, net of the financing amounts, are recognized as realized gains pursuant to generally accepted accounting principles (“GAAP”) when payable to us quarterly.

Operating Expenses

Our primary operating expenses include a base management fee and, depending on our operating results, performance-based incentive fees, interest expense and financing fees, fund administrative expenses, custodian and accounting fees, other third-party professional services and expenses and amortization of deferred offering expenses. The base management fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights

The following table presents financial and operating highlights as of and for the years ended December 31, 2014 and 2013, and for the year ended December 31, 2012:

As of December 31, (in thousands, except ratios, share and per share amounts)	2014	2013
Total assets	$2,971,720	$2,281,186
Adjusted total assets (Total assets, net of payable for investments purchased)	$2,936,832	$2,180,172
Investments in portfolio companies	$2,720,571	$1,924,869
Borrowings - credit facilities and term loan, net of discount	$772,678	$707,389
Deemed borrowings (TRS implied leverage classified as senior securities)	$172,041	$22,410
Net assets	$2,145,821	$1,430,434
Net asset value per share	$9.79	$10.00
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	32%	33%

Activity for the Year Ended December 31, (in thousands, except ratios, share and per share amounts)	2014	2013	2012
Average net assets	$1,783,121	$1,036,498	$304,261
Average borrowings under credit facilities and term loan	$572,484	$339,271	$110,072
Cost of investments purchased	$1,899,447	$2,090,370	$991,952
Sales, principal payments and other exits	$1,058,221	$925,095	$410,530
Net investment income	$130,126	$49,935	$15,692
Net realized gains on investments, derivative instruments and foreign currency transactions	$18,997	$28,047	$3,040
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$(64,806)	$26,975	$6,922
Net increase in net assets resulting from operations	$84,317	$104,957	$25,654
Total distributions declared	$142,018	$87,005	$23,322
Calendar year distributions as percentage of taxable income available for distribution	75%	97%	97%
Net investment income before unearned incentive fees per share	$0.68	$0.54	$0.56
Net investment income per share	$0.73	$0.48	$0.50
Earnings per share	$0.48	$1.00	$0.82
Distributions declared per share outstanding for the entire period	$0.80	$0.83	$0.76

Summary of Common Stock Offerings for the Year Ended December 31, (in thousands, except ratios, share and per share amounts)	2014	2013	2012
Gross proceeds, excluding reinvestment of distributions	$781,169	$849,308	$588,369
Net proceeds to Company, excluding reinvestment of distributions	$709,070	$770,595	$532,863
Reinvestment of distributions	$80,646	$36,605	$11,832
Average net proceeds per share	$10.16	$9.97	$9.77
Shares issued in connection with Offerings, excluding reinvestment of distributions	69,802,396	77,259,720	54,520,455
Shares issued in connection with reinvestment of distributions	7,952,695	3,664,801	1,207,704

Business Environment

Although financial conditions have improved significantly since the recession of 2008-2009, we continue to experience attractive illiquidity premiums in the private credit market and maintain a focus on idiosyncratic and directly originated investment opportunities. Corporate credit fundamentals have improved and default activity has decreased dramatically over the prior three years and remains at historically low levels. As the capital markets environment has improved, new issue volumes have risen to unprecedented levels primarily from large corporate issuers. Despite the relative ease with which large companies are able to access capital, there remain a substantial number of companies that, for a variety of reasons, are unable to access the syndicated debt markets on attractive terms. In the United States, access is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Given these market conditions, it is our ongoing view that providing senior and subordinated debt capital to such companies represents an attractive risk-adjusted return. Since receiving our SEC Exemptive Order allowing Co-Investment Transactions, directly originated investments have grown to approximately 50% of our Investment Portfolio. Furthermore, we believe future lending opportunities are likely to expand given the current regulatory setting, gradual Federal Reserve tapering, and a potential change in the current Central Bank-subsidized low-interest rate environment.

Considering the recent dynamic market environment in credit, we continue to be mindful of a number of key themes. Notably, volatility has returned, driven primarily by geopolitical concerns as well as sector specific dislocations, such as in the energy sector. This overall volatility has been exacerbated by, among other things, large fund outflows, resulting in a lack of liquidity and a “flight to quality” among fund managers. Despite this volatility, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. We believe that privately originated transactions to both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Meanwhile, we continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility in market fundamentals.

While our overall outlook has become more conservative, we still see several key macro trends. Generally, middle market companies remain healthy and we contend there is further room for companies in this space to increase cash flow. In addition, we believe regulations that burden commercial bank-lending practices will continue to expand the investment opportunities for non-bank investors and investment entities. We maintain a degree of caution as we progress through 2015 recognizing that credit defaults remain abnormally low and are likely unsustainable. We believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the Years Ended December 31, 2014, 2013 and 2012

The following table summarizes our investment activity as of and for the years ended December 31, 2014, 2013 and 2012, excluding our short term investments:

	As of and for the Year Ended December 31, ($ in thousands)
	2014		2013		2012
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$2,720,571	$281,290	$1,924,869	$60,096	$697,668	$164,768
Incremental Purchases	$1,899,447	$282,029	$2,090,370	$357,278	$991,952	$187,977
Investment Sales	$500,294	$33,974	$807,216	$417,734	$358,598	$16,681
Principal Payments	$557,927	$22,085	$117,879	$46,274	$51,932	$6,952
No. Portfolio Companies	112	47	94	20	126	47
Portfolio Company Additions	49	37	61	16	62	49
Portfolio Company Exits	(31)	(10)	(93)	(43)	(46)	(2)
No. Debt Investments	127	49	103	20	161	54
Debt Investment Additions	81	42	82	18	119	56
Debt Investment Exits	(57)	(13)	(140)	(52)	(100)	(2)
No. Structured Product Investments	3	—	4	—	1	—
No. Equity/Other Investments	22	—	5	—	3	—

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 26 and 17 debt investment positions and 34 and 17 portfolio companies in common as of December 31, 2014 and 2013, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the years ended December 31, 2014, 2013 and 2012 were ($104.59) million, $31.03 million and $5.76 million, respectively, for our Investment Portfolio, and ($5.31) million, $0.51 million and $1.35 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order in May 2013, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity, at par, plus unfunded commitments relating to such investments totaled approximately $1.04 billion for the year ended December 31, 2014, representing 34% of approximately $3.05 billion in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the years ended December 31, 2014 and 2013 and the status of originated investments held in the Investment Portfolio as of December 31, 2014 and 2013:

Originated Investment Activity for the Year Ended December 31, ($ in thousands)	2014	2013(1)
Number of originated investments, by issuer	22	15
Total amount of originated investments, at cost	$897,628	$704,319
Originated investments as a percentage of total investment activity	47.3%	33.7%
Fee income recognized in connection with originated investments	$5,706	$10,486

Originated Investments Summary as of December 31, (in thousands)	2014	2013
Total originated investments, at fair value	$1,405,625	$713,018
Total originated investments as a percentage of total Investment Portfolio, at fair value	51.7%	37.0%
Estimated forward-looking annual yield of originated debt investments (2)	10.8%	11.6%

(1)	We began focusing on originated transactions in June 2013.
(2)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of December 31, 2014 and 2013, excluding our short term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt and (ii) subordinated debt securities.

	Fair Value Summary as of December 31, 2014, (in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$1,128,244	41.5%	$250,662	89.1%
Senior secured loans - second lien	843,957	31.0	21,932	7.8
Senior secured bonds	147,817	5.4	7,066	2.5

Total senior debt	2,120,018	77.9	279,660	99.4
Subordinated debt	433,755	16.0	1,630	0.6
Structured products	36,421	1.3	—	—
Equity/Other	130,377	4.8	—	—

Total	$2,720,571	100.0%	$281,290	100.0%

	Investment Portfolio Amortized Cost and TRS Notional Amount Summary as of December 31, 2014, (in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$1,152,555	41.3%	$255,966	89.0%
Senior secured loans - second lien	858,829	30.8	22,802	7.9
Senior secured bonds	154,125	5.5	7,315	2.5

Total senior debt	2,165,509	77.6	286,083	99.4
Subordinated debt	459,004	16.5	1,658	0.6
Structured products	33,721	1.2	—	—
Equity/Other	129,658	4.7	—	—

Total	$2,787,892	100.0%	$287,741	100.0%

	Fair Value Summary as of December 31, 2013, (in thousands)
Asset Category	Investment Portfolio at Fair Value	Percentage of Investment Portfolio	TRS Portfolio at Fair Value	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$638,403	33.2%	$35,239	58.6%
Senior secured loans - second lien	670,961	34.9	6,335	10.6
Senior secured bonds	165,128	8.5	11,008	18.3

Total senior debt	1,474,492	76.6	52,582	87.5
Subordinated debt	370,131	19.2	7,514	12.5
Structured products	55,575	2.9	—	—
Equity/Other	24,671	1.3	—	—

Total	$1,924,869	100.0%	$60,096	100.0%

	Investment Portfolio Amortized Cost and TRS Notional Amount Summary as of December 31, 2013, (in thousands)
Asset Category	Investment Portfolio at Amortized Cost	Percentage of Investment Portfolio	TRS Portfolio at Notional Amount	Percentage of TRS Portfolio
Senior debt
Senior secured loans - first lien	$626,457	33.2%	$35,237	58.8%
Senior secured loans - second lien	663,135	35.1	6,043	10.1
Senior secured bonds	163,000	8.7	11,060	18.5

Total senior debt	1,452,592	77.0	52,340	87.4
Subordinated debt	355,239	18.8	7,571	12.6
Structured products	55,520	2.9	—	—
Equity/Other	24,250	1.3	—	—

Total	$1,887,601	100.0%	$59,911	100.0%

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of December 31, 2014 and 2013:

	Investment Portfolio as of December 31,		TRS Portfolio as of December 31,
Floating interest rate debt investments:	2014	2013	2014	2013
Percent of debt portfolio	67.5%	63.4%	96.1%	64.8%
Percent of floating rate debt investments with interest rate floors	97.9%	96.4%	98.6%	100.0%
Weighted average interest rate floor	1.1%	1.1%	1.0%	1.2%
Weighted average coupon spread to base rate	748 bps	747 bps	419 bps	568 bps
Weighted average years to maturity	5.4	5.8	5.3	5.5

Fixed interest rate debt investments:
Percent of debt portfolio	32.5%	36.6%	3.9%	35.2%
Weighted average coupon rate	10.9%	10.6%	9.9%	8.6%
Weighted average years to maturity	5.3	6.1	5.7	6.8

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.223% and 0.257% and 0.236% and 0.306% during the years ended December 31, 2014 and 2013, respectively, and the terminal value was 0.256% and 0.246% on December 31, 2014 and 2013, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our estimated forward-looking annual yield on debt investments in our Investment Portfolio was 10.0% as of December 31, 2014 and 2013.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2014 and 2013:

	Investment Portfolio as of December 31, (in thousands)				TRS Portfolio as of December 31, (in thousands)
	2014		2013		2014		2013
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$21,536	0.8%	$—	—%	$27,610	9.8%	$—	—%
B+	161,172	5.9	117,529	6.1	47,837	17.0	12,060	20.1
B	174,797	6.4	329,459	17.1	127,542	45.3	28,263	47.0
B-	331,145	12.2	195,508	10.2	53,309	19.0	9,728	16.2
CCC+	617,925	22.7	561,629	29.2	9,162	3.3	10,045	16.7
CCC	156,206	5.7	48,097	2.5	4,575	1.6	—	—
CCC-	53,089	2.0	8,801	0.5	11,255	4.0	—	—
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
D	567	—	—	—	—	—	—	—
Not rated	1,204,134	44.3	663,846	34.4	—	—	—	—

Total	$2,720,571	100.0%	$1,924,869	100.0%	$281,290	100.0%	$60,096	100.0%

The table below presents, as of the dates indicated, a summary of our debt investment positions held in our Investment Portfolio that featured PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of December 31, ($ in thousands)	2014	2013
Total number of all investments with PIK feature	22	15
Par value of all investments with PIK feature	$609,971	$431,137
Number of originated investments with PIK feature and active PIK election	9	5
Par value of originated investments with PIK feature and active PIK election	$402,244	$303,035
Total number of all investments that have active PIK election	17	10
Par value of all investments that have active PIK election	$498,706	$368,648
Percent of debt investment portfolio with active PIK election, at par value	18.5%	16.1%

PIK Interest Income Activity for the Year Ended December 31, (in thousands)	2014	2013	2012
Capitalized PIK interest income	$35,041	$9,318	$270
Capitalized PIK interest income as a percentage of interest income	16.3%	8.8%	0.8%
Capitalized PIK interest income as a percentage of total investment income	15.2%	7.8%	0.8%
Collections of PIK interest	$6,803	$—	$—

As of December 31, 2014, our Investment Portfolio consisted of 112 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2013 that consisted of 94 portfolio companies, diversified across 17 distinct industry classifications. As of December 31, 2014, the TRS Portfolio consisted of 47 portfolio companies, diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2013 that consisted of 20 portfolio companies, diversified across seven distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of December 31, 2014 and 2013:

	Investment Portfolio as of December 31, (in thousands)				TRS Portfolio as of December 31, (in thousands)
	2014		2013		2014		2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Durables & Apparel	$458,310	16.8%	$365,965	19.0%	$9,072	3.2%	$10,943	18.2%
Software & Services	394,377	14.5	147,364	7.7	68,344	24.3	7,301	12.2
Energy	226,564	8.3	117,396	6.1	—	—	—	—
Capital Goods	226,158	8.3	103,198	5.4	37,966	13.5	2,669	4.4
Retailing	218,902	8.0	204,882	10.6	19,445	6.9	—	—
Health Care Equipment & Services	187,834	6.9	178,201	9.3	31,296	11.1	2,462	4.1
Technology Hardware & Equipment	181,005	6.7	238,573	12.4	3,303	1.2	13,346	22.2
Diversified Financials	139,597	5.1	55,575	2.9	—	—	—	—
Automobiles & Components	118,322	4.3	—	—	—	—	—	—
Materials	96,320	3.5	136,362	7.1	3,669	1.3	13,231	22.0
Telecommunications Services	80,584	3.0	32,149	1.7	18,033	6.4	—	—
Food & Staples Retailing	74,289	2.7	33,678	1.7	7,697	2.7	—	—
Transportation	63,510	2.3	—	—	—	—	—	—
Commercial & Professional Services	58,540	2.2	67,551	3.5	2,009	0.7	—	—
Consumer Services	48,047	1.8	3,324	0.2	8,363	2.9	—	—
Media	43,915	1.6	67,198	3.5	27,251	9.7	10,144	16.9
Food, Beverage & Tobacco	39,108	1.4	99,249	5.2	8,758	3.1	—	—
Remaining Industries	65,189	2.6	74,204	3.7	36,084	13.0	—	—

Total	$2,720,571	100.0%	$1,924,869	100.0%	$281,290	100.0%	$60,096	100.0%

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) equity capital proceeds of our Offerings, (ii) borrowings from our credit facilities and term loan, (iii) cash flows from operations, including investment sales and repayments, and (iv) reinvested distributions. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest expense and other financing fees, (v) periodic reductions in the outstanding principal amounts on our credit facilities and term loan, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, equity capital proceeds from our Offerings, and additional borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our securities, on terms to be determined at the time of each such offering. Our Follow-On Offering will terminate the earlier of (i) November 1, 2016, (ii) when the remaining shares available in the Follow-On Offering have been sold, or (iii) if our board of directors determines to terminate the Follow-On Offering.

During the years ended December 31, 2014 and 2013, we generated operating cash flows primarily from proceeds received from the sale of investments ($500.29 million and $807.22 million, respectively), loan repayments ($557.93 million and $117.88 million, respectively) and interest income received on our Investment Portfolio ($172.99 million and $79.92 million, respectively). During the year ended December 31, 2014, operating cash flows was also generated from a reduction in the outstanding balances of short term investments ($149.27 million). During the year ended December 31, 2014, the primary uses of operating cash flows were purchases of investments ($1.90 billion) and an increase in collateral for our TRS ($78.20 million). During the year ended December 31, 2013, the primary uses of operating cash flows were purchases of investments ($2.09 billion) and an increase in outstanding balances of short term investments ($136.70 million). Overall, net cash used in operating activities during the year ended December 31, 2014 and 2013 was $714.03 million and $1.18 billion, respectively.

Net cash provided by financing activities during the years ended December 31, 2014 and 2013 was $674.83 million and $1.27 billion, respectively. Our primary sources of cash from financing activities was equity capital proceeds from the issuance of common stock ($709.07 million and $770.60 million, respectively) and proceeds from borrowings under our credit facilities and term loan ($1.09 billion and $710.56 million, respectively). The proceeds from borrowings in 2014 includes $398 million we received in

May 2014 from the issuance of a five-year senior term loan, the proceeds of which were primarily used to pay down the Deutsche Bank Credit Facility and the Senior Secured Revolving Credit Facility. Our primary uses of cash from financing activities were the net repayments of outstanding borrowings under our credit facilities and term loan ($1.02 billion and $164.40 million, respectively) and the payment of cash distributions to our shareholders ($76.30 million and $35.48 million, respectively).

Liquidity

As of December 31, 2014, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Cash Equivalents	$46,977
Short Term Investments	629
Credit Facilities-Effective Borrowing Capacity(1)	549,934

Total	$597,540

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of December 31, 2014. This does not reflect amendments to any credit facilities executed subsequent to December 31, 2014, discussed further below.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. As of December 31, 2014, we had approximately 129 million additional shares of common stock available for sale through the Follow-On Offering. In the event we are able to sell these remaining shares, the proceeds from any sales will provide us with additional liquidity.

In addition, as described above, our Shelf Registration Statement, which was declared effective on January 16, 2015, provides us the ability to offer, from time to time, up to $750 million of our securities, on terms to be determined at the time of each such offering.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of December 31, 2014 and 2013 were as follows:

	As of December 31, 2014				As of December 31, 2013
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value
Deutsche Bank Credit Facility (1)	$340,000	$47,000	$47,000		$265,000	$264,440		$264,440
BNP Credit Facility (1)	200,000	100,450	100,450		200,000	123,000		123,000
Senior Secured Revolving Credit Facility (1) (2)	655,000	230,000	230,000		320,000	319,949	(3)	319,949

Total credit facilities	1,195,000	377,450	377,450		785,000	707,389		707,389
2014 Senior Secured Term Loan	397,000	397,000	395,228	(4)	—	—		—

Total	$1,592,000	$774,450	$772,678		$785,000	$707,389		$707,389

(1)	Subject to borrowing base and leverage restrictions. As of January 9, 2015, CCT Funding LLC (“CCT Funding”) entered into an amendment to the Deutsche Bank Credit Facility whereby the aggregate amount of commitments thereunder was decreased by $190 million, for a total facility size of $150 million.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of December 31, 2014 and 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.
(4)	Comprised of outstanding principal of $397 million, net of unaccreted original issue discount of $1.77 million.

For the years ended December 31, 2014 and 2013, our total all-in cost of financing, including fees and expenses, was 4.45% and 2.73%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.40 billion (including the reduction in the Deutsche Bank Credit Facility commitment amount) that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements.

Below is a description of each of our existing credit facilities and our term loan. In addition, see Note 10. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding our borrowings.

Deutsche Bank Credit Facility

Our wholly owned, special purpose financing subsidiary, CCT Funding, is a party to a 2011 revolving credit facility agreement (as amended, the “Deutsche Bank Credit Facility”), under which CCT Funding could borrow up to $340 million as of December 31, 2014. As of December 31, 2014, the interest rate ranges between LIBOR plus 1.80% for borrowings up to $240 million and LIBOR plus 2.33% for the second loan tranche of $100 million. CCT Funding also paid an annualized commitment fee on any unused commitment amounts of 0.50% to 0.75%. For the years ended December 31, 2014 and 2013, our annualized all-in cost of financing, including fees and expenses, was 4.16% and 2.65%, respectively. The loan tranche commitments in the total amount of $340 million were scheduled to mature in January and February of 2015.

In January 2015, CCT Funding entered into an amendment (the “Fifth Amendment”) to the Deutsche Bank Credit Facility. The Fifth Amendment, among other things, reduced the borrowing capacity to $150 million and modified the interest rate and maturity date applicable to the loans under the Deutsche Bank Credit Facility. The loans will generally bear interest based on a three-month adjusted LIBOR plus 1.85% with all accrued and unpaid interest due at maturity on February 8, 2017. CCT Funding also pays an annualized commitment fee on any unused commitment amounts of 0.50% to 1.85%, depending on utilization levels.

CCT Funding’s obligations to the lenders under the Deutsche Bank Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Funding. The obligations of CCT Funding under the revolving credit facility are non-recourse to us.

BNP Credit Facility

Our wholly owned, special purpose financing subsidiary, Paris Funding LLC (“Paris Funding”), is a party to a 2013 revolving credit facility arrangement (as amended, the “BNP Credit Facility”), under which Paris Funding may borrow up to $200 million. Interest is charged at the annual rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annualized commitment fee on any unused commitment amounts of 0.55% to 0.75%, depending on utilization levels. For the year ended December 31, 2014 and the period from June 12, 2013 through December 31, 2013, our annualized all-in cost of financing, including fees and expenses, was 2.11% and 2.15%, respectively. The BNP Credit Facility is secured by certain specific assets that have been pledged as collateral. The required security pledge amount is determined in accordance with the margin requirements of the BNP Credit Facility.

Senior Secured Revolving Credit Facility

We are a party to a 2013 senior secured revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) consisting of loans to be made in U.S. dollars and specific foreign currencies in an aggregate commitment amount of $655 million. As of December 31, 2014, this credit facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $900 million. The applicable interest rate is based on LIBOR plus an applicable spread of 2.50%, or on an “alternate base rate” (which is the highest of a (i) prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%), plus an applicable spread of 1.50%, or, with respect to borrowings in currencies other than U.S. Dollars, Euros or British Pound Sterling, on a base interest rate applicable to such currency borrowing, plus an applicable spread of 2.50%. We also pay an annual commitment fee on any unused commitment amounts of between 0.375% and 1.00%, which varies depending on total utilization. For the year ended December 31, 2014 and from September 4, 2013 through December 31, 2013, our all-in cost of financing, including fees and expenses, was 7.12% and 3.73%, respectively. The Senior Secured Revolving Credit Facility is secured by substantially all of our portfolio investments, cash and securities accounts, excluding those held by our wholly owned financing subsidiaries.

2014 Senior Secured Term Loan

On May 20, 2014, we entered into a senior secured term loan agreement (the “2014 Senior Secured Term Loan”) which provided us with gross borrowing proceeds of $398 million. The 2014 Senior Secured Term Loan includes an accordion feature permitting us to expand the term loan if certain conditions are satisfied; provided, however, that the maximum amount of the facility is capped to the limited amount which would not cause the covered debt amount (i.e., our aggregate debt under both the 2014 Senior Secured Term Loan and our Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the fair value of the borrowing/collateral base. The 2014 Senior Secured Term Loan generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%) and matures in May 2019. The nominal interest rate in effect has been 4.00% since the issuance date through December 31, 2014. For the period from May 20, 2014 through December 31, 2014, the 2014 Senior Secured Term Loan all-in cost of financing, including fees and expenses, was 4.49%.

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

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of December 31, 2014, the posted collateral of $115.70 million equaled 40.2% of the total notional amount, as compared to $37.50 million, or 62.6% of the total notional amount as of December 31, 2013. The minimum required collateral amount (40% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $115.10 million as of December 31, 2014.

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

See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for information on our commitments and contingencies as of December 31, 2014.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2014, 2013 and 2012:

(in thousands, except per share amounts)	Per Share	Amount
December 31, 2014	$0.80	$142,018
December 31, 2013	$0.83	$87,005
December 31, 2012	$0.76	$23,322

Approximately 51% of the distributions we declared in each of the years ended December 31, 2014, 2013 and 2012 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on distributions.

For the years ended December 31, 2014, 2013 and 2012, 100% of our declared distributions were covered by taxable income available for distributions. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for a discussion of the sources of funds used to pay distributions on a GAAP and tax basis for the periods presented.

Results of Operations

As of December 31, 2014, the fair value of our investments totaled $2.72 billion for our Investment Portfolio and $281.29 million for our TRS Portfolio. The majority of our investments at December 31, 2014 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the years ended December 31, 2014, 2013 and 2012. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Total investment income	$230,712	$119,573	$35,583
Net operating expenses	(99,194)	(69,638)	(19,891)
Excise tax expense	(1,392)	—	—

Net investment income	130,126	49,935	15,692
Net realized gains	18,997	28,047	3,040
Net change in unrealized appreciation (depreciation)	(64,806)	26,975	6,922

Net increase in net assets resulting from operations	$84,317	$104,957	$25,654

Investment income

Investment income consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Interest income	$179,972	$96,253	$33,940
Payment-in-kind interest income	35,041	9,318	270
Fee income	7,030	13,803	1,270
Dividend and other income	8,669	199	103

Total investment income	$230,712	$119,573	$35,583

The increase in interest income was due primarily to the growth of our portfolio of debt investments, which increased by 43% in 2014 and 173% in 2013, based on par value. During 2014, 16.3% of our interest income was attributable to capitalized PIK interest income, as compared to 8.8% in 2013. The increase in interest income year over year is also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees and discounts upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $12.37 million, $0.87 million and $0.55 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect our portfolio of debt investments will continue to grow and, accordingly, we expect further moderate increases in interest income in future periods. As of December 31, 2014, our estimated forward-looking debt portfolio yield was 10.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of December 31, 2014, approximately 68% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Interest income earned on TRS assets is not included in investment income in the consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation on derivatives for amounts not yet received from the counterparty as of period end.

The decrease in fee income during 2014 was primarily due to a decrease in capital structuring fees earned related to our Co-Investment Transactions. Capital structuring fees are transaction based fees and are non-recurring; however, we expect to earn additional structuring service fees on Co-Investment Transactions in the future as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income year over year was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013. The largest sources of dividend income earned during the year ended December 31, 2014 were non-recurring dividends totaling $7.93 million received from our equity investments in four portfolio companies. We did not have any non-recurring dividends during the years ended December 31, 2013 and 2012.

Operating expenses

Our operating expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Investment advisory fees	$48,903	$30,089	$9,193
Interest expense	25,518	9,285	2,874
Performance-based incentive fees	8,229	16,033	1,981
Offering expense	6,833	6,502	1,209
Administrative services	2,997	2,049	1,061
Professional services	2,016	1,432	1,092
Custodian and accounting fees	883	561	202
Director fees and expenses	560	374	181
Organization expenses	—	—	896
Other	3,255	2,177	962

Total operating expenses	99,194	68,502	19,651
Reimbursement of expense support	—	1,136	1,830
Expense support	—	—	(1,590)

Net operating expenses	$99,194	$69,638	$19,891

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees year over year was directly attributable to the increase in our gross assets each year.

Our Advisors are also eligible to receive incentive fees based on performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Subordinated incentive fee on income	$17,034	$6,992	$—
Incentive fee on capital gains	(8,805)	9,041	1,981

Total performance-based incentive fees	$8,229	$16,033	$1,981

Subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). During 2014, our pre-incentive fee net investment income exceeded the preference return to shareholders for three quarters, as compared to two quarters during 2013. The increase in subordinated incentive fees on income year over year is a direct result of the increase in net investment income as a percent of average adjusted capital.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of (i) all realized capital losses and unrealized depreciation on a cumulative basis from inception and (ii) the aggregate amount of any previously paid incentive fees on capital gains. As discussed in Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data,” the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. In addition, for financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio and derivative instruments in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized.

The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Advisors did not earn any incentive fees on capital gains for the year ended December 31, 2014 and earned $2.32 million of incentive fees on capital gains for the year ended December 31, 2013. The Advisors were paid this earned portion in the first quarter of 2014. Prior to the year ended December 31, 2013, the Advisors had not received, nor earned, any payment of incentive fees on capital gains.

The components of incentive fees on capital gains consisted of the following for the years ended December 31:

(in thousands)	2014	2013	2012
Incentive fees payable on net realized gains (1)	$—	$2,323	$—
Incentive fees accrued for GAAP purposes on unrealized gains (2)(3)	(8,805)	6,718	1,981

	$(8,805)	$9,041	$1,981

(1)	Amount payable to the Advisors based on cumulative realized gains, net of cumulative realized and unrealized losses, since inception, less prior incentive fees paid. Any amounts payable are paid at the beginning of the following year.
(2)	This amount is not payable to the Advisors. Represents accrual for GAAP reporting purposes only for incentive fee on cumulative unrealized gains since inception.
(3)	During 2014, we reversed accrued incentive fees as of December 31, 2013 relating to unrealized gains for GAAP reporting purposes due to the cumulative nature of this fee as the result of unrealized losses during 2014.

As of December 31, 2013, for purposes of calculating the incentive fee on capital gains payable to the Advisors, we had cumulative realized net capital gains of $11.61 million in excess of our unrealized capital losses as of December 31, 2013, resulting in an incentive fee on capital gains of $2.32 million for the year ended December 31, 2013, which was paid in 2014. As of December 31, 2014, as a result of unrealized losses as of such date, we had unrealized losses of $73.67 million in excess of our cumulative realized net capital gains since inception. As a result, we did not incur any incentive fees on capital gains payable for 2014. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Stated interest expense	$17,270	$7,371	$2,486
Unused commitment fees	5,086	736	236
Amortization of deferred financing costs	2,934	1,178	152
Accretion of discount on term loan	228	—	—

Total interest expense	$25,518	$9,285	$2,874

The increase in interest expense during the year ended December 31, 2014 was primarily attributable to (i) the increase in our weighted average debt outstanding to $572.48 million, as compared to $339.27 million for the same period in 2013, and (ii) an increase in our all-in cost of financing, including fees and expenses, to 4.45%, as compared to 2.73% for the same period in 2013. The increase in our all-in cost of financing was due primarily to a higher stated interest rate on our 2014 Senior Secured Term Loan (initially five-year term) as compared to our other credit facilities and the amortization of upfront fees incurred on both our Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan. Additionally, as our borrowing capacity has increased, we have incurred incremental unused commitment fees to the extent we have not borrowed all available amounts. For the year ended December 31, 2013, our weighted average debt outstanding increased to $339.27 million, as compared to $110.07 million for the same period in 2012, and our all-in cost of financing, including fees and expenses, increased to 2.73%, as compared to 2.60% for the same period in 2012.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased year over year due to increased administrative and professional services associated with our owning a larger portfolio of investments each year.

During the years ended December 31, 2014, 2013 and 2012, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.54%, 0.75% and 1.23% respectively. As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of open shareholder accounts. Effective in 2015, we will no longer reimburse CNL for certain personnel expenses as described in the Administrative Services Agreement. These personnel expenses were approximately $0.90 million, $0.63 million and $0.29 million for the years ended December 31, 2014, 2013, and 2012, respectively. Going forward, we expect a decrease in our operating expense due to this change.

Expense Support Reimbursement Payments – During the period June 17, 2011 through June 30, 2012, pursuant to an Expense Support and Conditional Reimbursement Agreement with CNL and KKR (as amended, the “Expense Support Agreement”), CNL and KKR jointly and severally agreed to reimburse us for a specified percentage of our operating expenses (an “Expense Support Payment”). In connection therewith, during the year ended December 31, 2012, our Advisors provided Expense Support Payments totaling $1.59 million, which was recorded as a reduction to our operating expenses.

During the term of the Expense Support Agreement, commencing in 2013, the Advisors were entitled to an annual year-end reimbursement payment by us for unreimbursed Expense Support Payments (“Reimbursement Payments”), but such Reimbursement Payments could only be made within three years after the calendar year in which such Expense Support Payments were made and no Reimbursement Payment could be paid by us to the extent that it caused our “other operating expenses” (meaning, our operating expenses excluding base advisory fees and including Reimbursement Payments) to exceed 1.75% of average net assets attributable to common shares as of the calendar year-end.

During the years ended December 31, 2013 and 2012, we accrued $1.14 million and $1.83 million, respectively, as an expense for expense support amounts we estimated as probable Reimbursement Payments. We recorded the expense for the Reimbursement Payments based on a hypothetical liquidation of our investment portfolio at the end of each reporting period. Accordingly, the sum of our prior period Reimbursement Payments and accrual of Reimbursement Payments equaled 100% of cumulative Expense Support Payments as of December 31, 2013. The final reimbursement payment to the Advisors was made during the three months ended March 31, 2014. (See Note 6. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding the Expense Support Payments and Reimbursement Payments.)

The Expense Support Agreement has been terminated, therefore, we do not expect any such credits or expenses in future periods.

Excise Tax Expense

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders which will generally relieve us from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current calendar year dividend distributions into the next tax year and pay a 4% excise tax on the amount of current year taxable income in excess of distributions, as required. As a result of our estimated taxable income for 2014 exceeding distributions paid to our shareholders, we accrued excise tax expense of $1.39 million for the year ended December 31, 2014.

Net Realized Gain and Losses

Net realized gains and losses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net realized gains on investments	$17,594	$20,042	$3,479
Net realized gains (losses) on derivative instruments	7,354	9,135	(433)
Net realized losses on foreign currency transactions	(5,951)	(1,130)	(6)

Net realized gains	$18,997	$28,047	$3,040

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net gains on investments for each of the periods presented. The change in the amount of net realized gains on investments for the years ended December 31, 2014, 2013 and 2012 was partially due to an increase or decrease in investment sales for each respective year. The amount of gains or losses realized upon investment sales will not bear a direct relationship to the volume of investment sales because such sales are driven largely by portfolio management and liquidity decisions, rather than by the gain to be realized upon the sale.

Our net realized gain on derivative instruments for the year ended December 31, 2014 was comprised of realized gains on the TRS and foreign currency forward contracts of $4.49 million and $2.87 million, respectively. Our net realized gain on derivative instruments for the year ended December 31, 2013 was comprised of realized gains on the TRS of $10.31 million and a net realized loss on foreign currency forward contracts of $1.17 million. Our net realized loss on derivative instruments of $0.43 million for the year ended December 31, 2012 was comprised of net realized losses on foreign currency forward contracts. See Note 4. “Derivative Instruments” for more information on the components of the realized gains on the TRS.

The net realized losses on foreign currency transactions for the year ended December 31, 2014 primarily consisted of $2.50 million of losses realized upon repayments of foreign currency borrowings that occurred during the first six months of 2014 when the Senior Secured Revolving Credit Facility was entirely repaid with proceeds from the 2014 Senior Secured Term Loan, combined with other gains and losses realized upon the settlement of receivables and payables denominated in foreign currencies.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2014, 2013 and 2012, net unrealized appreciation and depreciation consisted of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net change in unrealized appreciation (depreciation) on:
Investments	$(104,589)	$31,027	$5,763
Derivative instruments	38,320	(2,522)	1,202
Foreign currency translation	1,463	(1,530)	(43)

Net change in unrealized appreciation (depreciation)	$(64,806)	$26,975	$6,922

The unrealized depreciation on investments recorded during the year ended December 31, 2014 was comprised of a $45.82 million decline in the value of our investments denominated in U.S. dollars and a $58.77 million decline in the fair value of our investments that were denominated in foreign currencies. The decline in the fair value of our foreign investments consisted of a $13.99 million decline in the fair value of the investments, of which $17.41 million was from our investment in our portfolio company Towergate Finance PLC, and a $44.78 million decline related to foreign exchange rate conversions due to the strengthening of the U.S. dollar. We have entered into foreign currency forward contracts to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. The fair value of the foreign currency forward contracts increased by $43.63 million during the year ended December 31, 2014, as presented in the table below. Therefore, the combined depreciation related to foreign currency movements was $1.15 million. Further strengthening of the U.S. dollar, or other changes in foreign currency exchange rates could impact our earnings to the extent that our investments denominated in foreign currencies are not hedged or the hedges are not effective. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on our earnings. The total net change in unrealized depreciation including the impact of our hedges for the year ended December 31, 2014 of $60.96 million represents 2.6% of the average investments for the corresponding period, excluding short-term investments. The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered price declines (excludes distributions) of approximately 2.4% and 4.1%, respectively, for the year ended December 31, 2014.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$3,032	$1,703	$938
Realized losses on TRS assets	(26)	(27)	(345)
Receipt of prior period unsettled amounts	(1,676)	(593)	—
Unrealized appreciation (depreciation) on TRS assets	(6,636)	(571)	756

	(5,306)	512	1,349
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	43,626	(3,034)	(147)

Net change in unrealized appreciation (depreciation) on derivative instruments	$38,320	$(2,522)	$1,202

The increase in unrealized appreciation on foreign currency forward contracts is due to both an increase in the notional amount of outstanding contracts from $142.52 million as of December 31, 2013 to $449.02 million as of December 31, 2014, as well as an overall increase in the fair value of forward contracts as a result of the strengthening of the U.S. dollar against other major currencies during the year ended December 31, 2014.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, and the risk factors described in this report, see Item 1A. “Risk Factors.”

Adjusted net investment income

Our net investment income totaled $130.13 million ($0.73 per share), $49.94 million ($0.48 per share), and $15.69 million ($0.50 per share) for the years ended December 31, 2014, 2013 and 2012, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrued estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, the net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees and expense support from our Advisors, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

We believe that adjusted net investment income is useful to assess the sustainability of our distributions and operating performance. Adjusted net investment income is not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net investment income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make future distributions to our shareholders. Adjusted net investment income should not be construed as a historic performance measure or as more relevant or accurate than the current GAAP methodology in calculating net investment income and its applicability in evaluating our operating performance.

The following table presents a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2014, 2013 and 2012; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Net investment income (GAAP)	$130,126	$49,935	$15,692
Estimated unearned performance-based incentive fees	(8,805)	6,718	1,981
Net reimbursement of expense support	—	1,136	240

Adjusted net investment income (non-GAAP)	$121,321	$57,789	$17,913

Net investment income per share (GAAP)	$0.73	$0.48	$0.50

Adjusted net investment income per share (non-GAAP)	$0.68	$0.55	$0.57

In addition, the relative utilization of the TRS can cause variability in net investment income, because earnings on assets within the TRS Portfolio are not included in the calculation of net investment income in accordance with GAAP. The TRS Portfolio accrued interest income and financing charges are included in the fair value of the TRS and are not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments are finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges would have been included in net investment income.

The following table presents the TRS interest income and financing charges for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Interest and fee income included in TRS fair value	$3,545	$1,806	$1,018
Financing charges included in TRS fair value	(513)	(103)	(80)

Subtotal	3,032	1,703	938
Interest and fee income included in TRS net realized gains	4,928	10,017	—
Financing charges included in TRS net realized gains	(696)	(1,848)	—
Amounts included in prior period fair value	(1,703)	(938)	—

TRS net interest spread	$5,561	$8,934	$938

TRS Net interest spread per share	$0.03	$0.09	$0.03

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $715.39 million, $818.95 million and $546.32 million during the years ended December 31, 2014, 2013 and 2012, respectively. The most significant increase in net assets year over year was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $789.72 million, $807.20 million and $544.70 million, respectively. Our operations resulted in net assets increasing $84.32 million, $104.96 million and $25.65 million during the years ended December 31, 2014, 2013 and 2012, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $142.02 million, $87.00 million and $23.32 million and the repurchase of shares of common stock in the amount of $16.63 million, $6.20 million and $0.71 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Our net asset value per share was $9.79, $10.00 and $9.75 on December 31, 2014, 2013 and 2012, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.80, $0.83 and $0.76 per share during the years ended December 31, 2014, 2013 and 2012, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 5.9%, 11.4% and 14.3% for shareholders who held our shares over the entire 12-month period ended December 31, 2014, 2013 and 2012, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 43.6% (see first chart below), or an annualized return of 10.8% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 29.3% (see first chart below), or an annualized return of 7.5% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 16.2% and 27.1%, respectively, in the period from June 17, 2011 to December 31, 2014.

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

Public Offering Price/Share	$10.00	$10.95	$11.30
Net Offering Price/Share	$ 9.00	$ 9.86	$10.17
Distributions/Share	$ 2.75	$ 1.63	$ 0.80
Terminal Value/Share (NAV)	$ 9.79	$ 9.79	$ 9.79

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at December 31, 2014 equal to net asset value of $9.79 per share and (iv) distributions payable to shareholders as of December 31, 2014.

Our shares are illiquid investments for which there is currently not a secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. “Investments,” in the accompanying consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in Item 8. “Financial Statements and Supplementary Data,” a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by our board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its initial transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on the significant presence of investments classified as Level 3 as of December 31, 2014 and 2013:

As of December 31, ($ in thousands)	2014	2013
Fair value of investments classified as Level 3	$1,502,332	$863,443
Total fair value of investments	$2,721,200	$2,074,772
% of fair value classified as Level 3	55.2%	41.6%
Number of positions classified as Level 3	63	30
Total number of positions	154	114
% of positions classified as Level 3	40.9%	26.3%
Fair value of individual positions classified as Level 3:
Largest Level 3 position	$109,556	$107,033
Smallest Level 3 position	$32	$672
Average fair value	$23,847	$28,781

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2014 and 2013 are described in Note 5 “Fair Value of Financial Instruments” in our consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of December 31, 2014, assuming all other estimates remain unchanged, would otherwise result in a $71.54 million overstatement of net change in unrealized appreciation on investments, a $0.12 million overstatement of our investment advisory fees payable to our Advisors, a $71.42 million overstatement of our net increase in net assets resulting from operations, a $0.40 overstatement in our earnings per share and a $0.33 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio and TRS Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets (including unrealized appreciation or depreciation on the TRS and collateral posted with the custodian in connection with the TRS, but excluding deferred offering expenses), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

(ii)	an incentive fee on capital gains paid annually, if earned, equal to (A) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year-end and (3) disregarding any net realized gains associated with the TRS interest spread, (which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty), less (B) the aggregate amount of any previously paid incentive fee on capital gains.

As of December 31, 2014, we had accrued a subordinated incentive fee on income of $5.11 million. See Note 6. “Related Party Transactions” in our consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering.

The reimbursement rate was 0.8% of gross offering proceeds during the year ended December 31, 2014. As of December 31, 2014, the Advisors had incurred $6.31 million for offering expenses from the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of December 31, 2014. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of December 31, 2014, our unfunded investment commitments totaled $230.22 million, representing 38.5% of our immediate liquidity available to us as of December 31, 2014. We believe we maintain sufficient liquidity in the form of cash on hand and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of December 31, 2014, the credit facilities provided for $549.93 million of additional borrowing capacity. (See “— Capital Resources and Liquidity — Borrowings – Credit Facilities and Term Loan” above and Note 10 — “Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facilities and the 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at December 31, 2014 was as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$100,450	$100,450	$—	$—	$—
Deutsche Bank Credit Facility(1)	47,000	47,000	—	—	—
Senior Secured Revolving Credit Facility	230,000	—	230,000	—	—
2014 Senior Secured Term Loan	397,000	4,000	8,000	385,000	—
Interest and Credit Facilities Fees Payable(2)	92,635	26,286	44,875	21,474	—

Total	$867,085	$177,736	$282,875	$406,474	$—

(1)	In January 2015, CCT Funding entered into the Fifth Amendment which reduced the borrowing capacity to $150 million and modified the interest rate. The Deutsche Bank Credit Facility, as amended, matures on February 8, 2017.
(2)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of December 31, 2014.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating costs. In addition, we have reimbursed CNL for personnel expenses associated with our Chief Financial Officer and Chief Compliance Officer. See Note 6. “Related Party Transactions” in the accompanying consolidated financial statements and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” for a summary of the impact of any recent accounting pronouncements, if any.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the years ended December 31, 2014, 2013 and 2012, we did not engage in interest rate hedging activities.

As of December 31, 2014, approximately 67.5% of our portfolio of debt investments (excluding TRS assets), or approximately $1.82 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of December 31, 2014, approximately 97.9% of our portfolio of variable interest rate debt investments, or approximately $1.78 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2014, we held an aggregate investment position of $37.79 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 2.1% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rates at which we invest borrowed funds and the interest rates at which we borrow funds. In periods of rising interest rates, if we have borrowed capital with floating interest rates, our interest expense will increase, which will increase our financing costs and may reduce our net investment income, especially to the extent we continue to acquire and hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan”), all of our borrowing as of December 31, 2014 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility (as amended in January 2015), (ii) the maximum commitment amount in our BNP Credit Facility and (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average direct interest rate would decrease by approximately 3 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of December 31, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as, the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than 200 bps, the increase in interest expense exceeds the hypothetical increase in interest income associated with our floating rate debt investments due to the base rate floors on those investmenst; for a persistent LIBOR increase of 200 bps or greater, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of December 31, 2014 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

			(in millions, except per share amounts)
	Par Amount	Weighted Avg. Floor	Increases in LIBOR
			+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$37.79		$0.164	$0.329	$0.493	$0.657
Base rate floor	$1,780.47	1.1%	—	3.042	10.719	18.531

Increase in Floating Rate Interest Income			$0.164	$3.371	$11.212	$19.188

		Base Rate Spread
BNP Credit Facility	$100.45	110 bps	$(0.502)	$(1.005)	$(1.507)	$(2.009)
Deutsche Bank Credit Facility	$47.00	180 bps	(0.235)	(0.470)	(0.705)	(0.940)
Senior Secured Revolving Credit Facility	$230.00	250 bps	(1.150)	(2.300)	(3.450)	(4.600)
2014 Senior Secured Term Loan	$397.00	325 bps	(0.022)	(2.007)	(3.992)	(5.977)

Increase to Floating Rate Interest Expense			(1.909)	(5.782)	(9.654)	(13.526)

Change in Floating Rate Net Interest Income, before TRS			(1.745)	(2.411)	1.558	5.662
Net change in TRS unrealized appreciation (depreciation) (1)			(1.422)	(2.284)	(2.506)	(2.704)

Overall Change in Floating Rate Net Interest Income, including TRS			$(3.167)	$(4.695)	$(0.948)	$2.958

Change in Floating Rate Net Interest Income Per Share Outstanding as of December 31, 2014			$(0.01)	$(0.02)	$0.00	$0.01

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 80 bps per annum on the settled notional amount of TRS assets. As of December 31, 2014, 96.1% of the TRS assets, or approximately $277.96 million measured at par value, featured floating or variable interest rates. At December 31, 2014, 98.6% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $273.96 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.0%. As of December 31, 2014, the total notional amount of the portfolio of TRS assets was $287.74 million, and the settled notional amount was $277.38 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of December 31, 2014 and that the TRS notional amount would equal $287.74 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 32.5% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2014. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2014, approximately 38.4% of our fixed interest rate debt investments, or approximately $312.13 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.1 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.1%, all other financial and market factors assuming to remain unchanged. A 4.1% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $12.80 million, or a 0.6% decline in net assets relative to $9.79 net asset value per share as of December 31, 2014.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of December 31, 2014, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of December 31, 2014. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2014, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of December 31, 2014			Reduction in Fair Value as of December 31, 2014 if 10% Adverse Change in Exchange Rate(2)	As of December 31, 2014
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Foreign Currency Forward Contracts Notional Amount in Local Currency		Foreign Currency Forward Contracts Notional Amount in U.S. Dollars
Euros		€276,442	$335,157	$297,978	$(29,798)		€251,618	$337,472
British Pound Sterling		£71,958	112,152	94,560	(9,456)		£67,700	110,126
Australian Dollars	A$	39,153	32,086	30,333	(3,033)	A$	36,489	33,032
Swedish Kronor	SEK	97,249	15,146	12,029	(1,203)	SEK	—	—

Total			$494,541	$434,900	$(43,490)			$480,630

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2014, the net contractual notional balance of our foreign currency forward contracts totaled $480.63 million, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2014, we did not have any amounts outstanding denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the year ended December 31, 2014, our foreign currency transactions and foreign currency translation adjustment recorded in our consolidated statements of operations resulted in a net realized and unrealized losses of $4.49 million. Our foreign currency forward contracts, employed for hedging purposes, generated net realized and unrealized gains of $46.49 million during the year ended December 31, 2014. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

The information required by this Item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 8, 2014.)

4.1	Form of Indenture. (Incorporated by reference to Exhibit 2(d)(2) of the Company’s registration statement on Form N-2 (File No. 333-201499) filed on January 14, 2015.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Commitment Increase Agreement, dated as of March 31, 2014, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

10.35	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.36	Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.37	Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.38	First Amendment Agreement, dated as of November 6, 2014, to the Amended and Restated Committed Facility Agreement dated August 29, 2013, between BNP Paribas Prime Brokerage, Inc. and Paris Funding LLC. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014.)

10.39	Commitment Increase Agreement, dated as of November 24, 2014, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014.)

10.40	Fifth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 9, 2015.)

14.1 21.1

Amended and Restated Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

Subsidiaries of the Registrant (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2015.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2015

/s/ Erik A. Falk Erik A. Falk	Director	March 18, 2015

/s/ Frederick Arnold Frederick Arnold	Independent Director	March 18, 2015

/s/ James H. Kropp James H. Kropp	Independent Director	March 18, 2015

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Director	March 18, 2015

/s/ Steven D. Shackelford Steven D. Shackelford	Chief Financial Officer, President and Treasurer (Principal Financial and Accounting Officer)	March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Corporate Capital Trust, Inc.:

Orlando, Florida

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014 and the consolidated financial highlights for each of the three years in the period ended December 31, 2014 and the period from June 17, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2014 and the financial highlights for each of the three years in the period ended December 31, 2014 and the period from June 17, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 20, 2015

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,569,096 and $2,013,530, respectively) - including $258,344 and $244,981, respectively, of investments pledged to creditors (Note 10)	$2,512,428	$2,050,791
Non-controlled, affiliated investments (amortized cost of $213,925 and $21,474, respectively)	203,272	21,481
Controlled, affiliated investments (amortized cost of $5,500 and $2,500, respectively)	5,500	2,500

Total investments, at fair value (amortized cost of $2,788,521 and $2,037,504, respectively)	2,721,200	2,074,772
Cash	46,388	85,987
Cash denominated in foreign currency (cost of $618 and $218, respectively)	589	218
Collateral on deposit with custodian	115,700	37,501
Dividends and interest receivable	32,523	25,613
Receivable for investments sold	—	46,469
Principal receivable	1,420	795
Unrealized appreciation on derivative instruments	40,903	1,861
Deferred offering expense	2,612	3,394
Prepaid and other deferred expenses	10,385	4,576

Total assets	2,971,720	2,281,186

Liabilities
Term loan payable, net of discount	395,228	—
Revolving credit facilities	377,450	707,389
Payable for investments purchased	34,888	101,014
Accrued performance-based incentive fees	5,108	16,412
Accrued investment advisory fees	4,964	3,825
Unrealized depreciation on derivative instruments	3,903	3,181
Accrued directors’ fees	57	74
Accrued reimbursement of expense support	—	1,136
Shareholders’ distributions payable	—	14,923
Other accrued expenses and liabilities	4,301	2,798

Total liabilities	825,899	850,752
Commitments and contingencies ($230,219 and $17,500, respectively, Note 11)

Net Assets	$2,145,821	$1,430,434

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 219,131,729 and 143,024,102 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$219	$143
Paid-in capital in excess of par value	2,166,554	1,401,767
Undistributed (distributions in excess of) net investment income	9,099	(5,896)
Undistributed net realized gains	335	—
Accumulated net unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(30,386)	34,420

Net assets	$2,145,821	$1,430,434

Net asset value per share	$9.79	$10.00

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Investment income
Interest income:
Non-controlled, non-affiliated investments	$179,059	$96,253	$33,940
Non-controlled, affiliated investments	913	—	—

Total interest income	179,972	96,253	33,940

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	22,743	9,318	270
Non-controlled, affiliated investments	12,298	—	—

Total payment-in-kind interest income	35,041	9,318	270

Fee income:
Non-controlled, non-affiliated investments	6,438	13,803	1,270
Non-controlled, affiliated investments	592	—	—

Total fee income	7,030	13,803	1,270

Dividend and other income:
Non-controlled, non-affiliated investments	5,515	199	103
Non-controlled, affiliated investments	3,154	—	—

Total dividend and other income	8,669	199	103

Total investment income	230,712	119,573	35,583

Operating expenses
Investment advisory fees	48,903	30,089	9,193
Interest expense	25,518	9,285	2,874
Performance-based incentive fees	8,229	16,033	1,981
Offering expense	6,833	6,502	1,209
Administrative services	2,997	2,049	1,061
Professional services	2,016	1,432	1,092
Custodian and accounting fees	883	561	202
Director fees and expenses	560	374	181
Organization expenses	—	—	896
Other	3,255	2,177	962

Total operating expenses	99,194	68,502	19,651
Reimbursement of expense support	—	1,136	1,830
Expense support	—	—	(1,590)

Net operating expenses	99,194	69,638	19,891

Net investment income before taxes	131,518	49,935	15,692
Excise tax expense	1,392	—	—

Net investment income	130,126	49,935	15,692

Realized and unrealized gains (losses):
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	17,594	20,042	3,479
Derivative instruments	7,354	9,135	(433)
Foreign currency transactions	(5,951)	(1,130)	(6)

Net realized gains	18,997	28,047	3,040

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(93,929)	31,020	5,763
Non-controlled, affiliated investments	(10,660)	7	—
Derivative instruments	38,320	(2,522)	1,202
Foreign currency translation	1,463	(1,530)	(43)

Net change in unrealized appreciation (depreciation)	(64,806)	26,975	6,922

Net realized and unrealized gains (losses)	(45,809)	55,022	9,962

Net increase in net assets resulting from operations	$84,317	$104,957	$25,654

Net Investment Income Per Share	$0.73	$0.48	$0.50

Diluted and Basic Earnings Per Share	$0.48	$1.00	$0.82

Weighted Average Number of Shares of Common Stock Outstanding (Basic and Diluted)	177,394,267	104,505,667	31,394,766

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share amounts)

	Year Ended December 31,
	2014	2013	2012
Operations
Net investment income	$130,126	$49,935	$15,692
Net realized gains on investments, derivative instruments and foreign currency transactions	18,997	28,047	3,040
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(64,806)	26,975	6,922

Net increase in net assets resulting from operations	84,317	104,957	25,654

Distributions to shareholders from
Net investment income	(130,126)	(49,935)	(15,698)
Realized gains	(11,892)	(28,047)	(3,040)
Distributions in excess of net investment income (Note 8)	—	(9,023)	(4,584)

Net decrease in net assets resulting from shareholders distributions	(142,018)	(87,005)	(23,322)

Capital share transactions
Issuance of shares of common stock	709,070	770,595	532,863
Reinvestment of shareholders distributions	80,646	36,605	11,832
Repurchase of shares of common stock	(16,628)	(6,202)	(706)

Net increase in net assets resulting from capital share transactions	773,088	800,998	543,989

Total increase in net assets	715,387	818,950	546,321
Net assets at beginning of year	1,430,434	611,484	65,163

Net assets at end of year	$2,145,821	$1,430,434	$611,484

Capital share activity
Shares issued from subscriptions	69,802,396	77,259,720	54,520,455
Shares issued from reinvestment of distributions	7,952,695	3,664,801	1,207,704
Shares repurchased	(1,647,464)	(628,858)	(72,886)

Net increase in shares outstanding	76,107,627	80,295,663	55,655,273

Undistributed (distributions in excess of) net investment income at end of year	$9,099	$(5,896)	$(3,375)

Distributions Declared Per Share	$0.80	$0.83	$0.76

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net increase in net assets resulting from operations	$84,317	$104,957	$25,654
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,899,447)	(2,090,370)	(991,952)
Increase (decrease) in payable for investments purchased	(66,149)	28,618	47,660
Payment-in-kind interest	(35,041)	(9,318)	(270)
Proceeds from sales of investments	500,294	807,216	358,598
Proceeds from principal payments	557,927	117,879	51,932
Net realized gains on investments	(17,594)	(20,042)	(3,479)
Net change in unrealized (appreciation) depreciation on investments	104,589	(31,027)	(5,763)
Net change in unrealized (appreciation) depreciation on derivative instruments	(38,320)	2,522	(1,202)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,463)	1,530	43
Amortization of premium/discount, net	(6,430)	(1,539)	(145)
Amortization of deferred financing costs	2,934	1,178	152
Accretion of discount on term loan payable	228	—	—
Decrease (increase) in short-term investments, net	149,274	(136,700)	(5,488)
Decrease (increase) in collateral on deposit with custodian	(78,199)	50,473	(87,974)
Increase in dividends and interest receivable	(6,987)	(16,331)	(8,185)
Decrease (increase) in receivable for investments sold	46,453	(8,749)	(37,704)
Increase in principal receivable	(625)	(332)	(403)
Decrease (increase) in receivable from advisors	—	—	565
Decrease (increase) in other assets	283	(1,307)	(2,155)
Increase in accrued investment advisory fees	1,139	2,391	1,274
Increase (decrease) in accrued performance-based incentive fees	(11,305)	14,325	1,805
Increase in other accrued expenses and liabilities	96	835	2,943

Net cash used in operating activities	(714,026)	(1,183,791)	(654,094)

Financing Activities:
Proceeds from issuance of shares of common stock	709,070	770,595	532,863
Payments on repurchases of shares of common stock	(16,628)	(6,202)	(706)
Distributions paid	(76,295)	(35,477)	(11,888)
Borrowings under term loan payable	398,000	—	—
Repayments under term loan payable	(3,000)	—	—
Borrowings under revolving credit facilities	692,000	710,560	189,000
Repayments of revolving credit facilities	(1,020,331)	(164,400)	(54,720)
Deferred financing costs paid	(7,989)	(5,386)	(149)

Net cash provided by financing activities	674,827	1,269,690	654,400

Effect of exchange rate changes on cash	(29)	—	—

Net increase (decrease) in cash	(39,228)	85,899	306
Cash and cash denominated in foreign currency, beginning of year	86,205	306	—

Cash and cash denominated in foreign currency, end of year	$46,977	$86,205	$306

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$22,839	$7,450	$2,482

Distributions reinvested	$80,646	$36,605	$11,832

Deferred financing costs accrued in other expenses and liabilities	$255	$65	$—

Distributions payable	$—	$14,923	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Senior Secured Loans—First Lien—52.6%
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021		$20,165	$19,958	$19,812
Algeco/Scotsman (LU)	(e)(g)(h)(i)(k)	Consumer Durables & Apparel	15.75% PIK		5/1/2018		30,859	30,674	27,711
AltEn, LLC	(j)(k)	Energy	L + 900	1.00%	9/12/2018		29,610	26,825	25,792
American Freight, Inc.	(f)(k)	Retailing	L + 625	1.00%	10/31/2020		32,690	32,531	32,614
Amtek Global Technology Pte. Ltd. (SG)	(g)(h)(k)(v)(EUR)	Automobiles & Components	E + 800	1.00%	11/10/2019		€62,849	75,769	73,287
Applied Systems, Inc.	(e)(f)	Software & Services	L + 325	1.00%	1/25/2021		$654	650	646
Aspen Dental Management, Inc.	(e)(f)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016		5,992	5,958	6,010
BeyondTrust Software, Inc.	(f)(k)	Software & Services	L + 700	1.00%	9/25/2019		11,156	11,046	11,036
BRG Sports, Inc.	(e)(j)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021		4,221	4,143	4,231
Caesars Entertainment Operating Co., Inc.	(e)(f)(h)	Consumer Services	L + 675		3/1/2017		10,800	10,141	9,492
California Pizza Kitchen, Inc.	(e)(f)	Food & Staples Retailing	L + 425	1.00%	3/29/2018		18,602	17,816	17,936
Charlotte Russe, Inc.	(e)(f)	Retailing	L + 550	1.25%	5/22/2019		19,261	19,075	18,828
	(e)(f)		L + 550	1.25%	5/22/2019		4,715	4,689	4,605
CityCenter Holdings, LLC	(e)(f)	Real Estate	L + 325	1.00%	10/16/2020		5,919	5,866	5,880
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019		11,216	10,909	10,716
Distribution International, Inc.	(e)(f)(l)	Retailing	L + 475	1.00%	12/10/2021		6,424	6,359	6,408
Emerald Performance Materials, LLC	(e)(j)	Materials	L + 350	1.00%	7/30/2021		$654	$650	$640
Football Association of Ireland (IE)	(g)(h)(k)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020		€43,615	58,419	53,164
Greenway Medical Technologies	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,763	1,755	1,754
Greystone & Co., Inc.	(f)(k)	Diversified Financials	L + 800	1.00%	3/26/2021		33,918	33,373	33,892
Grocery Outlet, Inc.	(e)(f)(l)	Food & Staples Retailing	L + 475	1.00%	10/21/2021		1,802	1,803	1,807
Gymboree Corp.	(e)(f)	Retailing	L + 350	1.50%	2/23/2018		14,197	12,716	9,347
Harbor Freight Tools USA, Inc.	(e)(f)	Capital Goods	L + 375	1.00%	7/26/2019		3,063	3,070	3,059
Hillman Group, Inc.	(e)(f)	Capital Goods	L + 350	1.00%	6/30/2021		838	840	829
iPayment, Inc.	(e)(f)	Software & Services	L + 525	1.50%	5/8/2017		36,163	35,902	35,560
J. Jill	(f)(k)	Retailing	L + 850	1.50%	4/29/2017		5,721	5,721	5,721
Jacuzzi Brands, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,268	19,942	20,116
Jacuzzi Brands, Inc. (LU)	(f)(g)(h)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,795	19,967
KeyPoint Government Solutions, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	11/13/2017		37,071	36,602	37,441
Keystone Australia Holdings, Pty. Ltd. (AU)	(g)(h)(i)(k)(AUD)	Consumer Services	7.00%, 8.00% PIK		8/7/2019	A$	38,054	33,263	29,430
Kurt Geiger Ltd. (UK)	(g)(h)(i)(k)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£46,862	77,069	72,668
Marshall Retail Group, LLC	(f)(k)	Retailing	L + 600	1.00%	8/25/2020		$16,804	16,644	16,822

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
MCS AMS Sub-Holdings, LLC	(f)	Commercial & Professional Services	L + 600	1.00%	10/15/2019	$45,605	$	44,490	$	40,817
MSX International, Inc.	(f)	Software & Services	L + 500	1.00%	8/18/2020	9,102		8,663		9,056
Neiman Marcus Group, LLC	(e)(f)	Retailing	L + 325	1.00%	10/25/2020	4,976		4,901		4,877
New Enterprise Stone & Lime Co., Inc.	(f)(k)	Capital Goods	L + 700	1.00%	2/12/2019	56,298		56,298		56,549
Nine West Holdings, Inc.	(e)(f)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	13,554		13,306		12,715
OpenLink Financial, Inc.	(f)	Software & Services	L + 500	1.25%	10/30/2017	46		46		45
Pacific Union Financial, LLC	(j)(k)	Diversified Financials	L + 800	1.00%	5/31/2019	46,378		45,734		46,078
Petroplex Acidizing, Inc.	(f)(k)	Energy	L + 725	1.00%	12/4/2019	36,438		35,899		35,891
RedPrairie Corp.	(e)(f)(l)	Software & Services	L + 500	1.00%	12/21/2018	10,005		9,659		9,348
Surgery Center Holdings, Inc.	(e)(f)	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	14,834		14,762		14,482
Sutherland Global Services, Inc.	(e)(f)(h)	Software & Services	L + 500	1.00%	4/23/2021	2,964		2,891		2,956
	(e)(f)(h)		L + 500	1.00%	4/23/2021	12,732		12,419		12,700
TIBCO Software, Inc.	(e)(f)(h)(l)	Software & Services	L + 550	1.00%	12/4/2020	43,971		42,246		42,762
Towergate Finance PLC (UK)	(g)(h)(m)(o)(GBP)	Insurance	L + 450		11/15/2017	£475		659		665
Travelport, LLC (LU)	(e)(f)(g)(h)	Software & Services	L + 500	1.00%	9/2/2021	$19,751		19,513		19,751
Tweddle Group, Inc.	(f)(k)	Automobiles & Components	L + 675	1.00%	4/7/2020	45,242		44,205		45,035
Varsity Brands, Inc.	(e)(f)(l)	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	5,796		5,738		5,800
Waste Pro USA, Inc.	(f)(k)	Transportation	L + 750	1.00%	10/15/2020	$36,681	$	36,681	$	36,749
Willbros Group, Inc.	(f)(k)	Energy	L + 975	1.25%	12/15/2019	74,944		74,944		74,944
Wilton Brands, LLC	(e)(f)	Materials	L + 625	1.25%	8/30/2018	5,141		5,068		4,807
Z Gallerie, Inc.	(k)(n)	Retailing	L + 650	1.00%	10/8/2020	33,254		32,883		33,413
Zayo Group, LLC	(e)(f)(h)	Telecommunication Services	L + 300	1.00%	7/2/2019	1,596		1,577		1,583
Total Senior Secured Loans - First Lien							$	1,152,555	$	1,128,244

Senior Secured Loans - Second Lien—39.3%
American Casino & Entertainment Properties, LLC	(f)	Consumer Services	L + 1000	1.25%	1/3/2020	$1,832	$	1,889	$	1,901
Angelica Corp.	(f)(k)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869		50,868		46,131
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650	1.00%	1/24/2022	24,905		25,336		24,427
Arysta Lifescience SPC, LLC	(e)(f)(h)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305		16,167		16,295
AssuredPartners, Inc.	(f)	Insurance	L + 675	1.00%	4/2/2022	7,097		7,092		6,866
Brake Bros Ltd. (UK)	(g)(h)(i)(o)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£8,912		12,872		13,242
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,661		24,034
Catalina Marketing Corp.	(j)	Media	L + 675	1.00%	4/11/2022	6,020		5,978		5,613
CHG Companies, Inc.	(e)(f)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	9,871		9,764		9,896
CRC Health Group, Inc.	(f)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	42,358		42,134		43,381

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
CTI Foods Holding Co., LLC	(f)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	$23,219	$	22,918	$	22,813
Emerald Performance Materials, LLC	(j)	Materials	L + 675	1.00%	8/1/2022	2,041		2,031		1,989
Excelitas Technologies Corp.	(f)(k)	Technology Hardware & Equipment	L + 1125	1.00%	4/29/2021	108,997		108,997		109,556
Greenway Medical Technologies	(f)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	26,396		26,035		25,736
Grocery Outlet, Inc.	(f)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	41,616		40,175		41,304
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(k)(EUR)	Retailing	12.00% PIK		1/31/2019	€3,205		3,356		3,374
	(g)(h)(i)(k)(EUR)		12.00% PIK		1/31/2019	22,754		25,262		23,951
Gypsum Management & Supply, Inc.	(f)	Capital Goods	L + 675	1.00%	4/1/2022	$13,207		13,085		13,207
Integra Telecom Holdings, Inc.	(f)	Telecommunication Services	L + 850	1.25%	2/21/2020	3,000		3,059		2,989
iParadigms Holdings, LLC	(f)	Software & Services	L + 725	1.00%	7/29/2022	23,349		23,180		23,028
Learfield Communications, Inc.	(f)	Media	L + 775	1.00%	10/8/2021	12,767		12,875		12,703
Lightower Fiber, LLC	(e)(f)	Telecommunication Services	L + 675	1.25%	4/12/2021	5,282		5,317		5,220
Maxim Crane, LP	(e)(f)	Capital Goods	L + 925	1.00%	11/26/2018	5,168		5,291		5,220
Misys Ltd. (UK)	(e)(g)(h)	Software & Services	12.00%		6/12/2019	3,000		3,319		3,266
NewWave Communications	(f)	Media	L + 800	1.00%	10/30/2020	13,712		13,673		13,541
P2 Energy Solutions, Inc.	(f)(h)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,104		70,782
	(f)		L + 800	1.00%	4/30/2021	9,283		9,200		8,935
Polyconcept Finance B.V. (NL)	(g)(h)(j)(k)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	$46,727	$	46,727	$	46,487
Progressive Solutions	(j)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		20,991		20,511
RedPrairie Corp.	(e)(f)	Software & Services	L + 1000	1.25%	12/21/2019	38,114		36,592		32,270
Sabine Oil & Gas, LLC	(e)(f)	Energy	L + 750	1.25%	12/31/2018	14,527		14,421		11,258
SafeNet, Inc.	(j)(k)	Software & Services	L + 750	1.00%	3/5/2021	20,829		20,544		21,015
Safety Technology Holdings, Inc.	(f)(k)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,738		30,560
SI Organization, Inc.	(f)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,483		55,160
Talbots, Inc.	(f)	Retailing	L + 725	1.00%	3/19/2021	15,074		14,976		14,547
The TelX Group, Inc.	(f)	Telecommunication Services	L + 650	1.00%	4/9/2021	11,696		11,682		11,448
Websense, Inc.	(f)	Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	22,131		22,037		21,301
Total Senior Secured Loans—Second Lien							$	858,829	$	843,957

Senior Secured Bonds—6.9%
Artesyn Technologies, Inc.	(p)(q)	Technology Hardware & Equipment	9.75%		10/15/2020	$14,012	$	13,912	$	13,276
Guitar Center, Inc.	(p)(q)	Retailing	6.50%		4/15/2019	26,191		25,826		22,524
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	9.25%		6/15/2021	2,396		2,375		2,564
Louisiana Public Facilities Authority	(k)(p)	Energy	11.50%		1/1/2020	50,580		49,283		50,141
	(k)(p)		L + 1000		1/1/2020	10,650		10,650		10,534

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
New Enterprise Stone & Lime Co., Inc.	(i)(q)	Capital Goods	6.00%, 7.00% PIK		3/15/2018	$10,841	$	10,913	$	11,437
OAG Holdings, LLC	(i)(k)	Energy	8.00%, 2.00% PIK		12/20/2020	20,417		17,838		13,675
Ryerson, Inc.	(e)	Materials	9.00%		10/15/2017	5,814		5,814		5,974
SquareTwo Financial Corp.	(q)	Banks	11.625%		4/1/2017	16,359		16,153		16,196
Towergate Finance PLC (UK)	(g)(h)(m)(o)(p) (GBP)	Insurance	L + 550		2/15/2018	£1,100		1,361		1,496
Total Senior Secured Bonds							$	154,125	$	147,817

Total Senior Debt							$	2,165,509	$	2,120,018

Subordinated Debt—20.2%
24 Hour Fitness Worldwide, Inc.	(p)(q)	Consumer Services	8.00%		6/1/2022	$7,192	$	6,636	$	5,754
Cemex Materials, LLC	(p)(q)	Materials	7.70%		7/21/2025	27,562		27,804		30,870
Cequel Communications Holdings, LLC	(p)(q)	Media	5.125%		12/15/2021	7,205		7,018		6,989
Ceridian Corp.	(q)	Commercial & Professional Services	11.00%		3/15/2021	16,201		17,433		17,723
CHS/Community Health Systems, Inc.	(h)(q)	Health Care Equipment & Services	6.875%		2/1/2022	114		114		121
Datatel, Inc.	(e)(p)	Software & Services	9.625%		12/1/2018	9,287		9,215		9,333
Eagle Midco, Inc.	(p)(q)	Software & Services	9.00%		6/15/2018	31,796		32,607		32,511
Education Management Corp.	(i)(k)(m)(p)	Consumer Services	16.00% PIK		7/1/2018	1,403		1,410		567
Essar Steel Algoma, Inc. (CA)	(g)(h)(i)(q)	Materials	14.00% PIK		2/13/2020	$4,570	$	3,850	$	4,044
GCI, Inc.	(q)	Telecommunication Services	8.625%		11/15/2019	53,119		55,914		55,709
	(q)		6.75%		6/1/2021	158		151		155
Global Closure Systems (FR)	(g)(h)(i)(k)(EUR)	Materials	13.00% PIK		11/15/2019	€20,221		26,720		24,452
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(k)(EUR)	Retailing	15.00% PIK		11/11/2018	684		937		663
Hilding Anders (SE)	(g)(h)(i)(k)(r)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	€92,571		110,851		101,486
	(g)(h)(i)(k)(m)(r)(EUR)		12.00% PIK		12/31/2023	17,653		939		1,502
	(g)(h)(i)(k)(r)(EUR)		18.00% PIK		12/31/2024	8,331		8,499		7,985
Hillman Group, Inc.	(p)(q)	Capital Goods	6.375%		7/15/2022	$3,305		3,174		3,173
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	12.00%		5/15/2019	8,113		7,973		8,275
iPayment, Inc.	(q)	Software & Services	10.25%		5/15/2018	8,597		8,597		8,597
JC Penney Corp., Inc.	(h)(q)	Retailing	5.65%		6/1/2020	8,440		6,371		6,541
Pharmaceutical Product Development, Inc.	(p)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.375%		10/15/2017	5,151		5,237		5,264
Stuart Weitzman, Inc.	(k)	Consumer Durables & Apparel	11.50%		8/29/2019	56,918		55,585		56,724
Summit Materials, LLC	(q)	Materials	10.50%		1/31/2020	19,800		21,625		21,978
The TelX Group, Inc.	(i)(k)	Telecommunication Services	13.50% PIK		7/9/2021	3,457		3,680		3,480
TIBCO Software, Inc.	(h)(p)(q)	Software & Services	11.375%		12/1/2021	13,819		13,435		13,370

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Towergate Finance PLC (UK)	(g)(h)(m)(p)(q)(GBP)	Insurance	10.50%		2/15/2019	£14,608	$	23,229	$	6,489
Total Subordinated Debt							$	459,004	$	433,755

Structured Products—1.7%
KKR BPT Holdings Aggregator, LLC	(h)(k)(s)*	Diversified Financials				N/A	$	5,500	$	5,500
Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(g)(h)(k)(p)	Diversified Financials	10.75%		11/13/2018	$28,221		28,221		28,324
VSK Holdings, Ltd. (KY)	(g)(h)(k)(r)(EUR)	Diversified Financials				620,377		—		2,597
Total Structured Products							$	33,721	$	36,421

Equity / Other—6.1%
AltEn, LLC, Membership Units	(k)(r)*	Energy				611	$	2,955	$	2,787
Cengage Learning Holdings II, LP, Common Stock	(e)	Media				227,802		7,529		5,069
Excelitas Technologies Corp., Class A Membership Interest	(k)*	Technology Hardware & Equipment				N/A		5,636		6,312
Genesys Telecommunications Laboratories, Inc., Common Stock	(k)*	Software & Services				5,775		449		760
Global Closure Systems (FR), Limited Partnership Interest	(g)(h)(k)*(EUR)	Materials				N/A		823		1,566
Gruppo Argenta S.p.A. (LU), Warrants	(g)(h)(k)*(EUR)	Retailing				225,289		5,342		3,951
Hilding Anders (SE), Class A Common Stock	(g)(h)(k)(r)*(SEK)	Consumer Durables & Apparel				1,394,288		132		257
Hilding Anders (SE), Class B Common Stock	(g)(h)(k)(r)*(SEK)					260,253		25		48
Hilding Anders (SE), Equity Options	(g)(h)(k)(r)*(SEK)				12/31/2020	236,160,807		14,988		11,724
Home Partners of America, Inc., Common Stock	(k)(r)*	Real Estate				22,050	$	21,941	$	22,223
Home Partners of America, Inc., Warrant Delivery Rights	(k)(r)*					1,968		32		32
Home Partners of America, Inc., Warrants	(k)(r)*					707		77		78
iPayment, Inc. Common Stock	(k)	Software & Services				538,144		2,223		2,223
Jones Apparel Group Holdings, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451		872		2,502
Keystone Australia Holdings, Pty. Ltd. (AU), Warrants	(g)(h)(k)*(AUD)	Consumer Services				1,588,469		1,019		903
Kurt Geiger Ltd. (UK), Common Stock	(g)(h)(k)*	Consumer Durables & Apparel				5,451		1,090		6,336
Nine West Holdings, Inc., Common Stock	(k)*	Consumer Durables & Apparel				5,451		6,541		3,672
OAG Holdings, LLC, Overriding Royalty Interest	(k)	Energy				N/A		2,354		1,542
Orchard Marine, Ltd. (VG), Class B Common Stock	(g)(h)(k)(r)*	Transportation				1,964		3,069		3,001
Orchard Marine, Ltd. (VG), Series A Preferred Stock	(g)(h)(k)(r)		9.00%			24,550		23,592		23,760
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(h)(k)	Diversified Financials				N/A		25,944		23,206
Stuart Weitzman, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451		3,025		8,425
Total Equity / Other							$	129,658	$	130,377

Total Investments, excluding Short Term Investments—126.8%							$	2,787,892	$	2,720,571

Short Term Investments—0.0%
Goldman Sachs Financial Square Funds—Prime Obligations Fund, FST Preferred Shares	(e)(t)		0.01%			583,543	$	584	$	584

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount		Cost		Fair Value
State Street Institutional Liquid Reserves Fund, Institutional Class	(t)		0.06%			45,440	$	45	$	45
Total Short Term Investments							$	629	$	629

TOTAL INVESTMENTS — 126.8%(u)							$	2,788,521	$	2,721,200

LIABILITIES IN EXCESS OF OTHER ASSETS—(26.8%)										(575,379)

NET ASSETS—100.0%							$			2,145,821

Collateral on Deposit with Custodian—5.4%
Bank of Nova Scotia—Certificate of Deposit			0.13%		3/31/2015	115,700	$	115,700		115,700
Total Collateral on Deposit with Custodian							$	115,700	$	115,700

Derivative Instruments (Note 4)—1.7%
Foreign currency forward contracts	(h)(k)						$	—		40,445
Total return swaps	(h)(k)						$	—		(3,445)
Total Derivative Instruments							$	—	$	37,000

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/Non-Affiliate Investments are investments that are neither Controlled Investments nor Affiliate Investments.

(c)	Denominated in U.S. Dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of December 31, 2014.

(f)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2014 was 0.26%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(h)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.6% of the Company’s total assets represented qualifying assets as of December 31, 2014.

(i)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

			Year Ended December 31, 2014
PIK Security Name	Local Currency	Local Par as of December 31, 2013	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of December 31, 2014	Total Current Interest Rate	Currant PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	26,464	—	4,395	—	30,859	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,650	—	262	—	8,912	L + 625%	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	—	—	—	9,287	9.63%	0.00%	10.38%
Eagle Midco, Inc. - 9.00%	USD	39,815	31,796	—	(39,815)	31,796	9.00%	0.00%	9.75%
Education Management, LLC - 15.00%, 1.00% PIK	USD	1,299	—	—	(1,299)	—	N/A	N/A	N/A
Education Management, LLC - 16.00% PIK	USD	—	1,299	104	—	1,403	16.00%	16.00%	16.00%
Essar Steel Algoma, Inc. - 14.00% PIK	USD	—	4,570	—	—	4,570	14.00%	14.00%	14.00%
Excelitas Technologies Corp. - L + 975, 1.50% PIK	USD	107,355	—	1,642	—	108,997	L + 1125	1.50%	1.50%
Global Closure Systems - 13.00% PIK	EUR	17,828	—	2,393	—	20,221	13.00%	13.00%	13.00%
Griffins Foods, Ltd. - 13.75% PIK	NZD	47,417	—	5,601	(53,018)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	—	635	49	—	684	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	—	21,459	1,295	—	22,754	12.00%	12.00%	12.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	—	3,205	—	—	3,205	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	—	7,046	1,285	—	8,331	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	81,478	—	11,093	—	92,571	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	—	15,739	1,914	—	17,653	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	—	—	—	8,113	12.00%	12.00%	12.75%
Keystone Australia Holdings, Pty. Ltd. - 7.00%, 8.00% PIK	AUD	—	36,858	1,196	—	38,054	15.00%	8.00%	8.00%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	—	46,625	237	—	46,862	11.00%	1.00%	1.00%
New Enterprise Stone & Lime Co., Inc. - 6.00%, 7.00% PIK	USD	10,071	—	770	—	10,841	13.00%	7.00%	11.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,008	—	409	—	20,417	10.00%	2.00%	2.00%
Pharmaceutical Product Development, Inc. - 9.38%	USD	—	5,151	—	—	5,151	9.38%	0.00%	10.13%
Stuart Weitzman, Inc. - 11.50%	USD	—	56,918	—	—	56,918	11.50%	0.00%	12.50%
The TelX Group, Inc. - 13.50% PIK	USD	—	3,142	315	—	3,457	13.50%	13.50%	13.50%

(j)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2014 was 0.17%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

(k)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(l)	Position or portion thereof unsettled as of December 31, 2014.

(m)	Investment was on non-accrual status as of December 31, 2014.

(n)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2014 was 0.36%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

(o)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at December 31, 2014 was 0.56%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

(p)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(q)	Security or portion thereof was held within Paris Funding, LLC and was pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. as of December 31, 2014 and was eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(r)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represented 9.5% of the Company’s net assets. Fair value as of December 31, 2013 and December 31, 2014 along with transactions during the year ended December 31, 2014 in affiliated investments were as follows (amounts in thousands):

		Year Ended December 31, 2014				Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$-	$2,955	$-	$(168)	$2,787	$-	$-	$-	$-
Term Loan		26,825		(1,033)	25,792	-	913	592	-
Hilding Anders
Subordinated Debt	-	120,289	-	(9,316)	110,973	-	12,298	-	-
Class A Common Stock	-	132	-	125	257	-	-	-	-
Class B Common Stock	-	25	-	23	48	-	-	-	-
Equity Options	-	14,988	-	(3,264)	11,724	-	-	-	-
Home Partners of America, Inc.
Common Stock	-	21,941	-	282	22,223	-	-	-	-
Warrants	-	77	-	1	78	-	-	-	-
Warrants Delivery Rights	-	32	-	-	32	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	-	3,069	-	(68)	3,001	-	-	-	-
Series A Preferred Stock	-	23,592	-	168	23,760	-	-	-	511
VSK Holdings, Ltd.
Structured Product	21,481	-	(21,474)	2,590	2,597	-	-	-	2,643

Totals	$21,481	$213,925	$(21,474)	$(10,660)	$203,272	$-	$13,211	$592	$3,154

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(s)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2014 represented 0.3% of the Company’s net assets. Fair value as of December 31, 2013 and 2014 along with transactions during the year ended December 31, 2014 in controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2014				Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC Structured Product	$2,500	$3,000	$—	$—	$5,500	$—	$—	$—	$—

Totals	$2,500	$3,000	$—	$—	$5,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(t)	7-day effective yield as of December 31, 2014.

(u)	As of December 31, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $39,298; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $106,618; the net unrealized depreciation was $67,320; the aggregate cost of securities for Federal income tax purposes was $2,788,521.

(v)	The interest rate on these investments is subject to a base rate of 3-Month EURIBOR LIBOR, which at December 31, 2014 was 0.08%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.816 as of December 31, 2014.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.210 as of December 31, 2014.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.559 as of December 31, 2014.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronas. SEK1 / US $0.128 as of December 31, 2014.

AU - Australia

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

NL - The Netherlands

SE - Sweden

SG - Singapore

UK - United Kingdom

VG - British Virgin Islands

E = EURIBOR – Euro Interbank Offered Rate

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

Derivative Instruments (Note 4)—(0.1%)

Foreign currency forward contracts	(e)		N/A		1/2014 - 1/2015		$—	$(3,181)
Total return swaps	(e)(j)		N/A		1/15/2016		—	1,861

Total Derivative Instruments							$—	$(1,320)

*	Non-income producing security.
(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-Controlled/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(c)	Denominated in U.S. Dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.8% of the Company’s total assets represented qualifying assets as of December 31, 2013.
(f)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be in a different country than the domicile of the portfolio company.
(g)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of December 31, 2013.
(h)	Position or portion thereof unsettled as of December 31, 2013.
(i)	Investment was on non-accrual status as of December 31, 2013.
(j)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(k)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(l)	Security or portion thereof was held within Paris Funding, LLC and was pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. as of December 31, 2013 and was eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement.
(m)	A portfolio company investment structured as a credit-linked floating rate note.
(n)	7-day effective yield as of December 31, 2013.
(o)	As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,062; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5,918; the net unrealized appreciation was $37,144; the aggregate cost of securities for Federal income tax purposes was $2,037,628.
(p)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represented 1.5% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in affiliated investments were as follows (amounts in thousands):

	Fair Value at December 31, 2012	Year Ended December 31, 2013			Fair Value at December 31, 2013	Year Ended December 31, 2013
		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)
Non-controlled, Affiliated Investments						Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
VSK Holdings, Ltd. Structured Product	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

Totals	$—	$21,474	$—	$7	$21,481	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2013 represented 0.2% of the Company’s net assets. Fair value as of December 31, 2012 and 2013 along with transactions during the year ended December 31, 2013 in controlled investments are as follows (amounts in thousands):

	Fair Value at December 31, 2012	Year Ended December 31, 2013			Fair Value at December 31, 2013	Year Ended December 31, 2013
		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)
Controlled Investments						Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
KKR BPT Holdings Aggregator, LLC Structured Product	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

Totals	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.       Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company commenced business operations on June 17, 2011 and investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC, formerly known as KKR Asset Management LLC (“KKR”) (collectively, the “Advisors”), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”). The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.”

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015.

As of December 31, 2014, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.       Significant Accounting Policies

Basis of Presentation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies (“ASC Topic 946” ).

Principles of Consolidation - Under ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries in its consolidated financial statements. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits, foreign currency, and highly liquid investments with original maturities of three months or less.

Valuation of Investments – The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments whose market prices are not readily available, as described below:

•	Each portfolio company or investment is initially valued by KKR (internal valuation) and/or the Company’s independent third party valuation firm (external valuation), which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Company’s board of directors then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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

The Company relies primarily on information provided by managers of private investment funds in valuing the Company’s investments in such funds. The Advisors monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by the Company’s board of directors, in the absence of specific transaction activity in a particular private investment fund, the Company’s board of directors considers whether it is appropriate, in light of all relevant circumstances, to value the Company’s investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

Total Return Swaps: The Company values its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income related to the TRS assets, (iii) TRS financing costs on the TRS settled notional amounts, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s Advisors reviews, tests and compares (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s Advisors review the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, see Note 4, Derivative Instruments.

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Company’s Level 3 valuations, are described in Note 5. “Fair Value of Financial Instruments”. The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition - Investments purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date. The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Interest Income – Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Loan origination, closing, commitment and other fees received by the Company directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

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

Fee Income - In its role as the Company’s investment sub-advisor, KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally non-recurring and are recognized as fee income by the Company upon the earlier of the investment commitment execution date or closing date.

Dividend Income - Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

Deferred Financing Costs - Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities, term loan and the TRS are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. Unamortized deferred financing costs are included in prepaid and other deferred expenses in the consolidated statements of assets and liabilities. The amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

Paid In Capital - The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding selling commissions and marketing support fees.

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

Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized appreciation (depreciation) on investments.

Net realized gains or losses on foreign currency transactions arise from activity in foreign currency forward contracts, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.

Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) in derivative instruments in the consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the consolidated statements of operations.

Management Fees - The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. Related Party Transactions. The two components of performance-based incentive fees are combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Offering Expenses - Continuous offering expenses incurred in connection with the Company’s Offerings, including reimbursement payments to the Advisors, but excluding selling commissions and marketing support fees, are accumulated monthly and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

The Company records expenses related to its Shelf Registration Statement as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services—Investment Companies. Such expenses relating to issuances of debt securities by the Company will be capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest or straight line method, as applicable.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions - Weekly distributions are generally declared by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the public offering price, net of selling commissions and marketing support fees.

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

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may, at its discretion, retain taxable income and pay a 4% nondeductible federal excise tax on under-distribution of capital gains and taxable income.

The Taxable Subsidiaries hold certain of the Company’s portfolio investments. The Taxable Subsidiaries are consolidated for GAAP reporting purposes, and the portfolio investments held by such entities are included in the consolidated financial statements. The Taxable Subsidiaries may generate income tax expense, or benefit, and related tax assets and liabilities. As a result, any such income tax expense, or benefit and the related tax assets and liabilities are recorded in the Company’s consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Similarly, certain foreign investments might incur foreign income taxes and have deferred tax assets and liabilities.

The Company recognizes in its consolidated financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company and the Taxable Subsidiaries file federal and state tax returns, their major tax jurisdiction is federal.

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications - Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements - In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 did not have a material effect on the Company’s financial condition and results of operations.

3.       Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned and thinly traded U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests or limited partnership interests. The Company may also invest in structured products, such as collateralized loan obligations. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

As of December 31, 2014 and 2013, the Company’s investment portfolio consisted of the following (in thousands):

	As of December 31, 2014
Asset Category	Amortized Cost		Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$1,152,555		$1,128,244	41.5%	52.6%
Senior secured loans - second lien	858,829		843,957	31.0	39.3
Senior secured bonds	154,125		147,817	5.4	6.9

Total senior debt	2,165,509		2,120,018	77.9	98.8
Subordinated debt	459,004		433,755	16.0	20.2
Structured products	33,721		36,421	1.3	1.7
Equity/Other	129,658		130,377	4.8	6.1

Subtotal	2,787,892		2,720,571	100.0%	126.8%

Short-term investments	629		629		—

Total investments	$2,788,521		$2,721,200		126.8%

	As of December 31, 2013
Asset Category	Amortized Cost		Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$626,457		$638,403	33.2%	44.7%
Senior secured loans - second lien	663,135		670,961	34.9	46.9
Senior secured bonds	163,000		165,128	8.5	11.5

Total senior debt	1,452,592		1,474,492	76.6	103.1
Subordinated debt	355,239	(1)	370,131	19.2	25.9
Structured products	55,520		55,575	2.9	3.9
Equity/Other	24,250		24,671	1.3	1.7

Subtotal	1,887,601		1,924,869	100.0%	134.6%

Short-term investments	149,903		149,903		10.5

Total investments	$2,037,504		$2,074,772		145.1%

(1)	This number has been corrected for a typographical error in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 20, 2014, wherein it had been incorrectly reported as $305,239.

As of December 31, 2014, debt investments on non-accrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2013, debt investments on non-accrual status represented 0.7% and 0.6% of total investments on an amortized cost basis and fair value basis, respectively.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short-term investments and derivative instruments, as of December 31, 2014 and December 31, 2013 were as follows:

Industry Composition	December 31, 2014	December 31, 2013
Consumer Durables & Apparel	16.8%	19.0%
Software & Services	14.5	7.7
Energy	8.3	6.1
Capital Goods	8.3	5.4
Retailing	8.0	10.6
Health Care Equipment & Services	6.9	9.3
Technology Hardware & Equipment	6.7	12.4
Diversified Financials	5.1	2.9
Automobiles & Components	4.3	-
Materials	3.5	7.1
Telecommunication Services	3.0	1.7
Food & Staples Retailing	2.7	1.7
Transportation	2.3	-
Commercial & Professional Services	2.2	3.5
Consumer Services	1.8	0.2
Media	1.6	3.5
Food, Beverage & Tobacco	1.4	5.2
Remaining Industries	2.6	3.7

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	77.3%	76.9%
Sweden	4.5	5.9
United Kingdom	3.8	2.2
Luxembourg	3.7	4.4
Singapore	2.7	-
Ireland	2.0	3.1
Netherlands	1.7	2.4
Australia	1.1	-
Cayman Islands	1.1	1.3
British Virgin Islands	1.0	-
Remaining Countries	1.1	3.8

Total	100.0%	100.0%

Local Currency
U.S. Dollar	84.0%	84.0%
Euro	11.0	11.2
British Pound Sterling	3.5	2.0
Australian Dollar	1.1	-
Swedish Krona	0.4	0.8
New Zealand Dollar	-	2.0

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.       Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated statements of assets and liabilities held as of December 31, 2014 and 2013 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	December 31, 2014	December 31, 2013
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	$40,903	$-
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(458)	(3,181)
TRS	Unrealized appreciation (depreciation) on derivative instruments	(3,445)	1,861

Total		$37,000	$(1,320)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2014, 2013 and 2012 are in the following locations in the consolidated statements of operations (in thousands):

		Realized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2014	2013	2012
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	$2,867	$(1,174)	$(433)
TRS	Net realized gains (losses) on derivative instruments	4,487	10,309	-

Total		$7,354	$9,135	$(433)

		Unrealized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2014	2013	2012
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$43,626	$(3,034)	$(147)
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(5,306)	512	1,349

Total		$38,320	$(2,522)	$1,202

Foreign Currency Forward Contracts:

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

As of December 31, 2014 and 2013, the Company’s open foreign currency forward contracts were as follows (in thousands):

December 31, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct. 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$29,251	$3,781
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	20,572	2,347
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	52,639	6,969
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	20,455	2,390
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,396	163
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	19,361	2,874
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	13,432	1,682
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	13,432	1,680
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,650 Bought	(4,875)	(4,417)	(458)
EUR	Jan. 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	4,905	332
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,575 Sold	4,517	4,326	191
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,205 Sold	3,983	3,878	105
EUR	Oct. 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	74,397	3,972
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,571	842
EUR	Jan. 11, 2016	J.P Morgan Chase Bank		€61,000 Sold	83,436	74,228	9,208
GBP	Jan. 8, 2015	State Street Bank and Trust		£22,000 Sold	35,388	34,288	1,100
GBP	Apr. 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	71,470	3,267

Total					$480,629	$440,184	$40,445

December 31, 2013
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2013	Unrealized Appreciation (Depreciation)
EUR	Jan. 3, 2014	State Street Bank and Trust		€2,100 Sold	$2,745	$2,889	$(144)
EUR	Jan. 10, 2014	State Street Bank and Trust		€8,100 Sold	10,747	11,143	(396)
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	23,402	(483)
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	59,882	(274)
EUR	Jan. 8, 2015	State Street Bank and Trust		€2,100 Sold	2,899	2,891	8
GBP	Jan. 10, 2014	State Street Bank and Trust		£15,100 Sold	23,701	25,004	(1,303)
GBP	Jan. 10, 2014	State Street Bank and Trust		£8,498 Sold	13,484	14,071	(587)
NZD	Jul. 23, 2014	State Street Bank and Trust	N$	4,000 Sold	3,235	3,237	(2)

Total					$139,338	$142,519	$(3,181)

Unrealized gains or losses from investments denominated in foreign currencies that these open foreign currency forward contracts are designed to offset are included in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In purchasing equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants are included in investments at fair value in the Company’s consolidated statements of assets and liabilities as of December 31, 2014 and 2013 and represented 1.2% and 1.1%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2014 and 2013 generally reflect the volume of derivative activity throughout the periods presented.

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or the “Counterparty”). The TRS arrangement with BNS consists of a set of TRS agreements. Pursuant to the TRS agreements, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each, a “TRS asset” and together, the “TRS assets”) with a maximum aggregate notional amount of $500 million. Under the terms of the TRS agreements, each TRS asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by the TRS assets and (ii) realized gains from the sale or principal payments/paydowns of TRS assets, if any. Halifax Funding pays to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three-month LIBOR plus 0.80% per annum if the initial investment amount (i.e. posted collateral) equals or exceeds 50% of the TRS trade basis notional amount, or three-month LIBOR plus 1.00% if the initial investment amount is less than 50% of the TRS trade basis notional amount and (ii) realized losses, if any, related to the TRS assets. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, on the liquidation of TRS assets.

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

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $4.98 million if the TRS had been terminated as of December 31, 2014.

As of December 31, 2014 and 2013, Halifax Funding had selected 49 and 20 underlying debt positions, respectively, and had posted $115.7 million and $37.5 million in collateral, respectively, which are recorded as collateral on deposit with custodian in the consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of December 31, 2014 and 2013 (in thousands).

	December 31, 2014	December 31, 2013
Settled notional amount	$277,375	$54,829
Unsettled additions	10,366	23,759
Unsettled deletions	-	(18,677)

Total notional amount	$287,741	$59,911

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	December 31, 2014	December 31, 2013
Interest and fee income	$3,545	$1,806
Financing charge	(513)	(103)
Net realized loss	(26)	(27)
Net unrealized appreciation/(depreciation) of TRS assets	(6,451)	185

TRS total fair value	$(3,445)	$1,861

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Year Ended December 31,
	2014	2013
Interest and fee income	$4,928	$10,017
Financing charges	(696)	(1,848)
Net realized gains	255	2,140

Net realized gains on derivative instruments related to the TRS	$4,487	$10,309

The following is a summary of the TRS assets (trade basis) as of December 31, 2014 (amounts in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,867	$6,719	$(148)
Applied Systems, Inc. (c)	Software & Services	L + 325	1.00%	1/25/2021	10,873	10,706	(167)
AssuredPartners, Inc.	Insurance	L + 350	1.00%	4/2/2021	9,498	9,408	(90)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,975	3,880	(95)
Caesars Entertainment Operating Co., Inc. (b)	Consumer Services	L + 675	0.00%	3/1/2017	3,745	3,488	(257)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,826	3,817	(9)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	4,002	3,768	(234)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/15/2020	2,055	2,009	(46)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	12,929	12,694	(235)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,639	(123)
CRC Health Group, Inc.	Health Care Equipment & Services	L + 425	1.00%	3/29/2021	2,995	2,993	(2)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,938	4,875	(63)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/28/2020	3,988	3,883	(105)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	10,407	10,096	(311)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,360	(44)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	4,919	4,875	(44)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,038	(796)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,437	8,174	(263)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	8,227	8,142	(85)
Hillman Group, Inc.	Capital Goods	L + 350	1.00%	6/30/2021	12,941	12,718	(223)
HUB International, Ltd.	Insurance	L + 325	1.00%	10/2/2020	14,217	14,037	(180)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	6,973	6,860	(113)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,767	(118)
Kronos, Inc. (c)	Software & Services	L + 350	1.00%	10/30/2019	9,965	9,906	(59)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,417	7,251	(166)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,886	8,760	(126)
OneStopPlus Group	Consumer Durables & Apparel	L + 350	1.00%	3/18/2021	353	344	(9)
OpenLink Financial, Inc.	Software & Services	L + 500	1.25%	10/30/2017	822	808	(14)
P2 Energy Solutions, Inc.	Software & Services	L + 400	1.00%	10/30/2020	4,985	4,789	(196)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,888	4,607	(281)
Savers, Inc. (c)	Retailing	L + 375	1.25%	7/9/2019	8,877	8,647	(230)
SGS International, Inc.	Media	L + 325	1.00%	10/17/2019	4,918	4,835	(83)
Surgery Center Holdings, Inc.	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	5,013	4,813	(200)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,992	3,858	(134)
TIBCO Software, Inc. (b)	Software & Services	L + 550	1.00%	12/4/2020	4,750	4,807	57
Travelport, LLC (b)	Software & Services	L + 500	1.00%	9/2/2021	3,950	3,989	39
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	4,186	4,123	(63)
Varsity Brands, Inc. (c)	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	4,950	4,965	15
Wilton Brands, LLC	Materials	L + 625	1.25%	8/30/2018	3,095	3,020	(75)
Zayo Group, LLC	Telecommunication Services	L + 300	1.00%	7/2/2019	13,222	13,194	(28)

Total Senior Secured Loans - First Lien					255,966	250,662	(5,304)

Senior Secured Loans - Second Lien
CRC Health Group, Inc.	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	4,010	4,077	67
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,932	(89)
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,047	149
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,323	1,301	(22)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,575	(975)

Total Senior Secured Loans - Second Lien					22,802	21,932	(870)

Senior Secured Bonds
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,763	88
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,303	(337)

Total Senior Secured Bonds					7,315	7,066	(249)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	981	(21)
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	649	(7)

Total Subordinated Debt					1,658	1,630	(28)

TOTAL					$287,741	$281,290	$(6,451)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2014.

The following is a summary of the TRS assets (trade basis) as of December 31, 2013 (in thousands):

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

5.       Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$976,274	$1,143,744	$2,120,018
Subordinated debt	-	236,896	196,859	433,755
Structured products	-	-	36,421	36,421
Equity/Other	-	5,069	125,308	130,377

Subtotal	-	1,218,239	1,502,332	2,720,571
Short term investments	629	-	-	629

Total investments	$629	$1,218,239	$1,502,332	$2,721,200

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$40,903	$-	$40,903
Liabilities
Total return swaps	-	-	(3,445)	(3,445)
Foreign currency forward contracts	-	(458)	-	(458)

Total	$-	$40,445	$(3,445)	$37,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$863,216	$611,276	$1,474,492
Subordinated debt	-	198,210	171,921	370,131
Structured products	-	-	55,575	55,575
Equity/Other	-	-	24,671	24,671

Subtotal	-	1,061,426	863,443	1,924,869
Short term investments	149,903	-	-	149,903

Total investments	$149,903	$1,061,426	$863,443	$2,074,772

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Total return swaps	$-	$-	$1,861	$1,861
Liabilities
Foreign currency forward contracts	-	(3,181)	-	(3,181)

Total	$-	$(3,181)	$1,861	$(1,320)

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At December 31, 2014, the Company held 63 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.50 billion and 55.2% of the total investment portfolio. At December 31, 2013, the Company held 30 distinct investment positions classified as Level 3, representing an aggregate fair value of $863.44 million and 41.6% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2014 and 2013 were as follows (amounts in thousands):

As of December 31, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,143,744	Discounted Cash Flow	Discount Rate	6.07% - 20.50% (11.49%)	Decrease
			Market Yield	5.89% - 19.69% (8.98%)	Decrease
			Yield Premium	0.00% - 6.50% (1.88%)	Decrease
			Weighted Average Cost of Capital	6.60% - 17.85% (10.78%)	Decrease
			EBITDA Multiple	4.25x - 17.00x (8.34x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	186,805	Discounted Cash Flow	Discount Rate	11.37% - 20.11% (13.89%)	Decrease
			Market Yield	8.08% - 17.51% (10.15%)	Decrease
			Yield Premium	3.80% - 4.00% (3.91%)	Decrease
			Weighted Average Cost of Capital	9.45% - 19.50% (13.33%)	Decrease
			EBITDA Multiple	6.50x - 13.50x (9.53x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,487	Option Pricing Model	EBITDA Multiple	10.30x (10.30x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	1.10% (1.10%)	Increase
			Term	3.00 years (3.00 years)	Increase
	567	Market Comparables	EBITDA Multiple	4.00x (4.00x)	Increase
Structured Products	36,421	Discounted Cash Flow	Discount Rate	10.95% - 15.50% (11.33%)	Decrease
Equity/Other	47,210	Market Comparables	EBITDA Multiple	5.30x - 10.50x (8.68x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discount	10.00% - 15.00% (12.22%)	Decrease
	4,256	Option Pricing Model	EBITDA Multiple	10.30x - 13.50x (13.27x)	Increase
			Implied Volatility	30.00% - 45.00% (31.07%)	Increase
			Risk Free Rate	1.10% - 1.28% (1.27%)	Increase
			Term	3.00 years - 4.00 years (3.93 years)	Increase
			Illiquidity Discount	0.00% - 10.00% (9.28%)	Decrease
	49,094	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	5.47% (5.47%)	Increase
			Illiquidity Discount	3.50% (3.50%)	Decrease
	23,206	Net Asset Value	Net Asset Value	N/A	Increase
	1,542	Discounted Cash Flow	Discount Rate	12.30% - 13.10% (12.90%)	Decrease
Total	$1,502,332

As of December 31, 2013
Asset Group	Fair Value (1)(2))	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$611,276	Discounted Cash Flow	Discount Rate	7.36% - 14.37% (11.12%)	Decrease
			Market Yield	5.92% - 10.60% (8.58%)	Decrease
			Yield Premium	0.00% - 4.00% (2.31%)	Decrease
			Weighted Average Cost of Capital	6.60% - 14.20% (10.61%)	Decrease
			EBITDA Multiple	5.00x - 9.50x (8.08x)	Increase
Subordinated Debt	171,921	Discounted Cash Flow	Discount Rate	11.26% - 15.51% (14.77%)	Decrease
			Market Yield	6.30% - 11.92% (11.12%)	Decrease
			Yield Premium	4.00% (4.00%)	Decrease
			Weighted Average Cost of Capital	7.70% - 15.20% (14.36%)	Decrease
			EBITDA Multiple	7.50x - 12.00x (9.25x)	Increase
Structured Products	3,359	Broker Quote	Bid Price	101.50 (101.50)	Increase
	52,216	Discounted Cash Flow	Discount Rate	11.34% (11.34%)	Decrease
Equity/Other – Common Stock	7,061	Market Comparables	EBITDA Multiple	8.90x - 10.00x (9.02x)	Increase
Equity/Other – Equity Options	15,256	Discounted Cash Flow	EBITDA Multiple	9.75x (9.75x)	Increase
			Discount Rate	12.00% (12.00%)	Decrease
Equity/Other – Overriding Royalty Interest	2,354	Discounted Cash Flow	Discount Rate	13.71% (13.71%)	Decrease
Total	$863,443

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2014 and 2013. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third-party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

The following tables provide reconciliations for the years ended December 31, 2014 and 2013 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Year Ended December 31, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	728,137	95,372	3,000	110,597	-	937,106
Net realized gains (losses) (2)	733	1,970	(199)	-	4,487	6,991
Net change in unrealized appreciation (depreciation) (3)	(26,295)	(19,101)	2,644	2,758	(5,306)	(45,300)
Sales or repayments (4)	(201,786)	(54,617)	(24,597)	(5,189)	(4,487)	(290,676)
Net discount accretion	2,548	1,314	(2)	-	-	3,860
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	29,131	-	-	-	-	29,131

Fair Value Balance as of December 31, 2014	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2014 (3)	$(23,708)	$(16,798)	$2,678	$2,758	$(5,306)	$(40,376)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

	Year Ended December 31, 2013
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2013	$86,591	$2,765	$3,443	$453	$1,349	$94,601
Additions (1)	580,075	161,563	52,194	23,801	-	817,633
Net realized gain (2)	1,581	-	-	-	10,309	11,890
Net change in unrealized appreciation (depreciation) (3)	616	7,205	(52)	417	512	8,698
Sales or repayments (4)	(33,178)	-	-	-	(10,309)	(43,487)
Net discount accretion	866	388	(10)	-	-	1,244
Transfers out of Level 3	(25,275)	-	-	-	-	(25,275)
Transfers into Level 3	-	-	-		-	-

Fair Value Balance as of December 31, 2013	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2013 (3)	$1,657	$7,205	$(52)	$417	$512	$9,739

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.
(4)	Includes principal repayments on debt investments, collection of PIK interest, TRS settlement payments, and sales of debt investments.

One security was transferred into the Level 3 hierarchy and one security was transferred out of the Level 3 hierarchy during the year ended December 31, 2014. No securities were transferred into Level 3 hierarchy and seven were transferred out of the Level 3 hierarchy during the year ended December 31, 2013. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s consolidated statements of operations.

6.       Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and other services in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities and (iii) the Company’s Offerings.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of the Company’s Offerings and in connection therewith receives selling commissions of up to 7% of gross offering proceeds and a marketing support fee of up to 3% of gross offering proceeds. All or any portion of these fees may be reallowed to participating brokers as determined by CNL Securities Corp. The Company will pay a maximum sales load of 10% of gross offering proceeds related to the Offerings for all combined selling commissions and marketing support fees.

The Company is a party to an investment advisory agreement with CNL, as amended (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee equal to an annual rate of 2% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets includes unrealized depreciation, appreciation and collateral posted with the custodian in connection with the TRS, and excludes deferred offering expenses. CNL also earns performance-based incentive fees comprised of the following two parts:

(i) a subordinated incentive fee on pre-incentive fee net investment income (as defined in the Investment Advisory Agreement), paid quarterly if earned, computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital and

(ii) an incentive fee on capital gains, paid annually if earned, equal to (A) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year end and (3) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on the TRS, and (b) the financing fees paid to the TRS Counterparty), less (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. Through the completion of the Initial Offering, the Advisors were reimbursed $0.90 million for organization expenses and $10.84 million for offering expenses. At the conclusion of the Initial Offering, the final reimbursement rate for organization and offering expenses was 0.8% of gross offering proceeds. During the year ended December 31, 2014, the Company reimbursed the Advisors $6.05 million in expenses related to the Follow-On Offering, or 0.8% of gross offering proceeds of the Follow-On Offering.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, compliance services, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. CNL also receives reimbursement payments from the Company for professional services provided by certain officers of the Company.

On June 7, 2011, the Company entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”), with CNL and KKR pursuant to which CNL and KKR jointly and severally agreed to pay to the Company certain operating expenses (an “Expense Support Payment”) during the period between June 17, 2011 through June 30, 2012. During the term of the Expense Support Agreement, the Company received Expense Support Payments from its Advisors in the cumulative amount of $2.97 million. The Company made reimbursement payments of $1.14 million and $1.83 million to its Advisors during the years ended December 31, 2014 and 2013, respectively. All reimbursement payments to the Advisors were accrued as of December 31, 2013 and as of December 31, 2014, all Expense Support Payments received from the Advisors have been repaid by the Company.

Related party fees, expenses and reimbursement of expenses incurred by the Company in the years ended December 31, 2014, 2013, and 2012 are summarized below (in thousands):

		Year Ended December 31,
Related Party	Source Agreement & Description	2014	2013	2012
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$72,099	$78,713	$55,506

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	48,903	30,089	9,193

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	17,034	6,992	-

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	2,323	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	6,051	7,750	4,251

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	910	469	-

CNL	Administrative Services Agreement: Administrative and compliance services(4)	2,125	1,536	753

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the consolidated statements of operations. During the years ended December 31, 2014 and 2013, $17.21 million and $1.71 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of December 31, 2014 and 2013, a subordinated incentive fee on income of $5.11 million and $5.28 million, respectively, was payable to the Advisors. No subordinated incentive fees were paid to the Advisors in 2012.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Incentive Fee on Capital Gains for the Year Ended December 31,	2014	2013	2012
Accrued incentive fee on capital gains as of January 1,	$11,128	$2,087	$106
Incentive fee on capital gains expense during the year ended December 31,	(8,805)	9,041	1,981
Less: Incentive fee on capital gains paid to the Advisors during the year ended December 31,	(2,323)	-	-

Accrued incentive fee on gains as of December 31,	-	11,128	2,087
Less: Accrued incentive fee on capital gains attributable to unrealized gains unearned by the Advisors as of December 31,	-	(8,805)	(2,087)

Incentive fee on capital gains earned by and payable to the Advisors as of December 31,	$-	$2,323	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Organization and Offering Expenses Reimbursement for the Year Ended December 31,	2014	2013	2012
Offering expenses reimbursement payable as of January 1,	$240	$437	$-
Additional offering expenses deferred during the year ended December 31,	6,051	7,750	3,355
Offering expenses reimbursements payable as of December 31,	(272)	(240)	(437)

Offering expenses reimbursements paid to the Advisors during the year ended December 31,	$6,019	$7,947	$2,918

Organization expense reimbursements paid to the Advisors during the year ended December 31,	$-	$-	$896

Outstanding unreimbursed offering expenses (net of amounts payable) as of December 31,	$-	$1,561	$4,001

(4)	Includes $0.66 million, $0.44 million and $0.17 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the years ended December 31, 2014, 2013 and 2012, respectively.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $5.71 million and $11.39 million during the years ended December 31, 2014 and 2013, respectively. The Company did not earn any capital structuring fees during the year ended December 31, 2012.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnifications to its officers, directors, agents, and certain other persons. As of December 31, 2014, management believed that the risk of incurring any losses for such indemnification was remote.

7.       Fee Income

Fee income, which is generally non-recurring, consisted of the following (in thousands):

	Year Ended December 31,
Fee Income:	2014	2013	2012
Capital structuring fees	$5,706	$11,389	$—
Commitment fees	498	722	—
Consent fees	455	83	1,270
Amendment fees	219	1,127	—
Other	152	482	—

Total	$7,030	$13,803	$1,270

8.       Distributions

The Company’s board of directors declared distributions for 52, 53 and 52 record dates in the years ended December 31, 2014, 2013 and 2012, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions for the years ended December 31, 2014, 2013 and 2012 are presented in the tables below (in thousands, except per share amounts).

	2014			2013				2012
	Per Share	Amount	Allocation	Per Share		Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.80	$142,018	100.0%	$0.83	(1)	$87,005	100.0%	$0.76	$23,322	100.0%
From net investment income	0.73	130,126	91.6	0.47		49,935	57.4	0.51	15,698	67.3
From realized gains	0.07	11,892	8.4	0.27		28,047	32.2	0.10	3,040	13.0
Distributions in excess of net investment income	—	—	—	0.09		9,023	10.4	0.15	4,584	19.7

(1)	Includes a special distribution of $0.03 per share.

Sources of distributions, other than net investment income and realized gains, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current year to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and (ii) taxable income available for distributions; these tax-related adjustments represent additional distribution coverage for the distributions in excess of net investment income for the years ended December 31, 2014, 2013 and 2012 (in thousands).

Year Ended December 31,	2014	2013	2012
Ordinary income component of tax basis undistributed earnings	$3,531	$819	$112
Estimated unearned performance-based incentive fee	(8,805)	6,718	1,981
Offering expenses	6,833	6,502	1,209
Organization expenses	(60)	(60)	896
Taxable income from investments on non-accrual status	2,615	1,048	—
Non-deductible excise tax expense	1,392	—	—
Net change in unrealized appreciation (depreciation) from total return swaps	(5,306)	512	1,349
Net change in unrealized appreciation (depreciation) from foreign currency forward contracts	43,626	(3,034)	(147)
Other book-tax differences	878	48	(4)

Total(1)	$44,704	$12,553	$5,396

(1)	See Note 12 for a reconciliation of net increase in net assets resulting from operations to taxable income available for distributions.

For the year ended December 31, 2014, there were no distributions in excess of net investment income. For the years ended December 31, 2013 and 2012, the tax-related sources of distributions of $12.55 million and $5.40 million, respectively, were greater than the distributions in excess of net investment income of $9.02 million and $4.58 million, respectively. As a result, none of the distributions declared during the years ended December 31, 2014, 2013 and 2012 were considered to be tax basis return of capital.

On December 19, 2014, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on January 6, 2015 through and including January 27, 2015.

9.       Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the years ended December 31, 2014, 2013, and 2012 (in thousands, except share and per share amounts).

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	69,802,396	$781,169	77,259,720	$849,308	54,520,455	$588,369
Commissions and Marketing Support Fees	—	(72,099)	—	(78,713)	—	(55,506)

Net Proceeds to Company	69,802,396	709,070	77,259,720	770,595	54,520,455	532,863
Reinvestment of Distributions	7,952,695	80,646	3,664,801	36,605	1,207,704	11,832

Net Proceeds from Offering	77,755,091	$789,716	80,924,521	$807,200	55,728,159	$544,695

Average Net Proceeds Per Share	$10.16		$9.97		$9.77

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

The following table is a summary of the share repurchases completed during the years ended December 31, 2014, 2013, and 2012 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid per Share
2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12
August 29, 2014	3,550,268	615,007	6,242	17%	10.15
December 1, 2014	4,000,694	401,224	4,037	10%	10.06

Total 2014	13,254,692	1,647,464	$16,628	12%

2013:
February 20, 2013	785,106	84,074	$818	11%	$9.73
May 24, 2013	1,158,737	68,788	682	6%	9.91
August 27, 2013	1,596,287	116,779	1,142	7%	9.78
November 25, 2013	2,084,159	359,217	3,560	17%	9.91

Total 2013	5,624,289	628,858	$6,202	11%

2012:
August 15, 2012	236,604	47,481	$458	20%	$9.64
November 15, 2012	470,031	25,405	248	5%	9.79

Total 2012	706,635	72,886	$706	10%

10. Borrowings

The Company’s outstanding borrowings as of December 31, 2014 and 2013 were as follows (in thousands):

	As of December 31, 2014					As of December 31, 2013
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value
Deutsche Bank Credit Facility(1)	$340,000		$47,000	$47,000		$265,000		$264,440		$264,440
BNP Credit Facility(1)	200,000		100,450	100,450		200,000		123,000		123,000
Senior Secured Revolving Credit Facility(1)	655,000	(2)	230,000	230,000		320,000	(2)	319,949	(3)	319,949

Total credit facilities	1,195,000		377,450	377,450		785,000		707,389		707,389
2014 Senior Secured Term Loan	397,000		397,000	395,228	(4)	—		—		—

Total borrowings	$1,592,000		$774,450	$772,678		$785,000		$707,389		$707,389

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million and $600 million as of December 31, 2014 and 2013, respectively.
(3)	Includes $108.68 million denominated in Euros and $33.72 million denominated in New Zealand Dollars.
(4)	Comprised of outstanding principal of $397 million, net of unaccreted original issue discount of $1.77 million.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2014 were 3.24% and 3.2 years, respectively, and as of December 31, 2013 were 2.45% and 2.2 years, respectively.

Deutsche Bank Credit Facility

In 2011, CCT Funding became a party to a revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”) and the other lenders from time to time thereto (the “Deutsche Bank Credit Facility”). Deutsche Bank serves as administrative agent under the credit facility. As of December 31, 2014, the Deutsche Bank Credit Facility provided for total borrowings by CCT Funding in an aggregate amount up to $340 million on a committed basis, which loan tranche commitments were scheduled to mature in January and February of 2015. The Deutsche Bank Credit Facility was amended in January 2015. See Note 15. “Subsequent Events” for information on the amendment.

Interest on the Deutsche Bank Credit Facility is incurred in a range of LIBOR plus 1.80% to 2.33%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% to 0.75%. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the years ended December 31, 2014, 2013 and 2012 were as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Stated interest expense	$2,557	$4,982	$2,482
Unused commitment fees	1,310	299	236
Amortization of deferred financing costs	788	573	148

Total interest expense	$4,655	$5,854	$2,866

Weighted average interest rate	2.3%	2.3%	2.3%
Average borrowings	$111,976	$221,098	$110,072

The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding.

BNP Credit Facility

In 2013, Paris Funding became a party to a revolving credit facility with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which it may borrow up to $200 million (the “BNP Credit Facility”). Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. BNP can recall the loans under the BNP Credit Facility with 364 days’ notice.

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the years ended December 31, 2014 and 2013 were as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Stated interest expense	$1,356	$799
Unused commitment fees	683	257
Amortization of deferred financing costs	208	263

Total interest expense	$2,247	$1,319

Weighted average interest rate	1.3%	1.3%
Average borrowings	$106,577	$110,950(1)

(1)	Average borrowings for the BNP Credit Facility are calculated since the inception date of the facility, or June 12, 2013.

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2014 and 2013, Paris Funding had investments with a fair value of $258.34 million and $244.98 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding recognized fees on Rehypothecated Securities of $0.03 million during the year ended December 31, 2014. Paris Funding did not recognize any fees on Rehypothecated Securities during the year ended December 31, 2013.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $655 million as of December 31, 2014, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Stated interest expense	$3,344	$1,588
Unused commitment fees	3,093	180
Amortization of deferred financing costs	1,263	315

Total interest expense	$7,700	$2,083

Weighted average interest rate	3.1%	2.8%
Average borrowings	$108,193	$173,356(1)

(1)	Average borrowings for the Senior Secured Revolving Credit Facility are calculated since the inception date of the facility, or September 4, 2013.

2014 Senior Secured Term Loan

On May 20, 2014, the Company entered into a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding.

Maturities of the 2014 Senior Secured Term Loan for each of the next five years, in aggregate, as of December 31, 2014 were as follows (in thousands):

2015	$4,000
2016	4,000
2017	4,000
2018	4,000
2019	381,000

$397,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Term Loan for the year ended December 31, 2014 were as follows (in thousands):

Year Ended December 31, 2014
Stated interest expense	$10,014
Accretion of original issue discount	228
Amortization of deferred financing costs	646

Total interest expense	$10,888

Weighted average interest rate	4.2%
Average borrowings	$398,765(1)

(1)	Average borrowings for the 2014 Senior Secured Term Loan for the year ended December 31, 2014 are calculated since the inception of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2014 and 2013, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from scheduled and early principal repayments and proceeds from borrowings and common stock offerings to fund these commitments. As of December 31, 2014, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$930

Unfunded delayed draw loans:
Pacific Union Financial, LLC	14,273
Marshall Retail Group, LLC	1,200

15,473

Unfunded equity commitments:
Comet Aircraft S.a.r.l.	50,000
Orchard Marine, Ltd.	34,370
Star Mountain SMB Multi-Manager Credit Platform, LP	63,496
Home Partners of America, Inc.	51,450
KKR BPT Holdings Aggregator, LLC	14,500

213,816

Total Unfunded Commitments	$230,219

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2014, the Company’s unfunded revolver and delayed draw loan commitments have a fair value of approximately ($0.10) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2014, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2014 and 2013.

12.	Federal Income Taxes

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value, distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized appreciation on investments, derivative instruments and foreign currency translation. Distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized gains on investments, derivative instruments and foreign currency translation may include temporary book and tax basis differences which will reverse in subsequent periods.

As of December 31, 2014 and 2013, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2014	2013
Paid in capital in excess of par value	$(8,224)	$(6,502)
Distributions in excess of net investment income	26,886	34,673
Accumulated realized gains	(18,662)	(28,171)

The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for the years ending December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$84,317	$104,957	$25,654
Net change in unrealized (appreciation) depreciation on investments	104,589	(31,027)	(5,763)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,463)	1,530	43
Unearned performance-based incentive fee on unrealized gains	(8,805)	6,718	1,981
Offering expense	6,833	6,502	1,209
Organization expenses	(60)	(60)	836
Taxable income from investments on non-accrual status	2,615	1,048	—
Non-deductible excise tax expense	1,392	—	—
Other book-tax differences	878	48	(4)

Taxable income available for distributions	$190,296	$89,716	$23,956

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014		2013		2012
Paid Distributions attributable to:	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary Income	$139,453	98.2(1)	$80,667	92.7(1)	22,984	98.6(1)
Realized long-term capital gains	2,565	1.8	6,338	7.3	337	1.4

Total	$142,018	100.0%	$87,005	100.0%	$23,321	100.0%

Paid distributions as a percentage of taxable income available for distributions	75%		97%		97%

(1)	Including short-term capital gains of $15,985, $13,358 and $3,123 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the components of tax basis accumulated earnings were as follows (in thousands):

	2014	2013
Undistributed ordinary income – net	$51,410	$3,531
Undistributed capital gains	398	—
Unrealized gains (losses) – net	(67,377)	35,624
Other temporary adjustments	(5,383)	(10,631)

Total accumulated earnings – net	$(20,952)	$28,524

For the year ended December 31, 2014, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2014 is estimated to be approximately $51.81 million, although this amount will not be finalized until the 2014 tax returns are filed in 2015. For the years ended December 31, 2013 and 2012, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2014 and 2013 were approximately $3.53 million and $0.75 million, respectively.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the year ended December 31, 2014, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company accrued U.S. federal excise tax of $1.39 million. The Company did not record any expense for U.S. federal excise tax for the years ended December 31, 2013 and 2012.

During the year ended December 31, 2014, the Company recorded federal and state deferred income tax benefits related to its Taxable Subsidiaries resulting in a net deferred tax asset of approximately $1.53 million, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of December 31, 2014, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the year ended December 31, 2014, the Taxable Subsidiaries had an effective tax rate of zero. The Company did not record any federal or income state tax expense or benefit during the years ended December 31, 2013 and 2012.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2014, 2013 and 2012, and the period from June 17, 2011(commencement of operations) through December 31, 2011.

	Year Ended December 31,			Period from June 17, 2011 (commencement of operations) through December 31, 2011
	2014	2013	2012
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$10.00	$9.75	$9.21	$9.00
Net Investment Income (Loss), Before Expense Support/Reimbursement(1)	0.73	0.49	0.51	(0.23)
Expense Support/ Reimbursement(1)	—	(0.01)	(0.01)	0.60

Net Investment Income(1)	0.73	0.48	0.50	0.37
Net Realized and Unrealized Gains (Losses)(1)(2)	(0.18)	0.55	0.70	0.08

Net Increase Resulting from Investment Operations	0.55	1.03	1.20	0.45

Distributions from Net Investment Income(3)	(0.73)	(0.47)	(0.51)	(0.37)
Distributions from Realized Gains(3)	(0.07)	(0.27)	(0.10)	—
Distributions in Excess of Net Investment Income(3)(4)	—	(0.09)	(0.15)	—

Net Decrease Resulting from Distributions to Common Shareholders	(0.80)	(0.83)	(0.76)	(0.37)

Issuance of common stock above net asset value(5)	0.04	0.05	0.10	0.13
Repurchases of common stock(6)	—	—	—	—

Net Increase Resulting from Capital Share Transactions	0.04	0.05	0.10	0.13

Net Asset Value, End of Year	$9.79	$10.00	$9.75	$9.21

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	4.1	10.2	14.2	6.5%
Total Investment Return-Net Asset Value(8)	5.9	11.4	14.3	6.5%

RATIOS/SUPPLEMENTAL DATA (in thousands except ratios)
Net Assets, End of Year	$2,145,821	$1,430,434	$611,484	$65,163
Average Net Assets(9)	$1,783,121	$1,036,498	$304,261	$20,926
Average Borrowings(9)	$572,484	$339,271	$110,072	$4,080
Shares Outstanding, End of Year	219,132	143,024	62,728	7,073
Weighted Average Number of Shares of Common Stock Outstanding	177,394	104,506	31,395	2,309

Ratios to Average Net Assets:(9)
Total Operating Expenses Before Expense Support/Reimbursement	5.56%	6.61%	6.46%	7.08%
Total Operating Expenses After Expense Support/Reimbursement	5.56%	6.72%	6.54%	0.51%
Net Investment Income	7.30%	4.82%	5.16%	4.08%
Total Investment Income	12.94%	11.54%	11.69%	4.58%
Portfolio Turnover Rate	23%	73%	85%	1%
Asset Coverage Ratio(10)	3.27	2.96	3.59	3.57

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the consolidated financial statements.

14.	Selected quarterly financial data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands, except per share amounts).

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total Investment Income	$68,073	$63,348	$49,358	$49,933
Net Investment Income	47,292	35,590	26,533	20,711
Net Realized and Unrealized Gains (Losses)	(65,658)	(13,755)	9,823	23,781
Net Increase (Decrease) in Net Assets Resulting from Operations	(18,366)	21,835	36,356	44,492
Basic and Diluted Earnings (Loss) per Common Share	(0.09)	0.12	0.22	0.30
Net Asset Value per Common Share at End of Quarter	9.79	10.06	10.15	10.13

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total Investment Income	$48,151	$35,538	$20,535	$15,349
Net Investment Income	19,240	15,725	13,567	1,403
Net Realized and Unrealized Gains (Losses)	24,106	19,049	(10,173)	22,040
Net Increase in Net Assets Resulting from Operations	43,346	34,774	3,394	23,443
Basic and Diluted Earnings per Common Share	0.31	0.30	0.04	0.33
Net Asset Value per Common Share at End of Quarter	10.00	9.92	9.78	9.91

15.	Subsequent Events

On January 9, 2015, CCT Funding entered into an amendment (the “Fifth Amendment”) to the Deutsche Bank Credit Facility. The Fifth Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, (i) the termination of the Tranche B1 Commitment, Tranche B2 Commitment and Tranche D Commitment, and (ii) borrowings in an aggregate amount up to $150 million on a committed basis (the “Tranche E Loans”). From and after February 11, 2015, the Fifth Amendment effective date, all outstanding loans, including Tranche B1 Loans and Tranche B2 Loans, were converted into Tranche E Loans. The Fifth Amendment also modified the interest rate and maturity date applicable to the Tranche E Loans under the Credit Agreement. The Tranche E Loans under the Deutsche Bank Credit Facility will generally bear interest based on three-month LIBOR plus 1.85% per annum, payable monthly in arrears. Pursuant to the Fifth Amendment, the Tranche E Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on February 8, 2017. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche E Loans.

On January 13, 2015, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 4,435,072 shares of common stock at a cash price of $9.82 per share. The tender offer terminated on February 25, 2015, upon which the Company repurchased 555,174 shares of common stock for an aggregate purchase price of $5.45 million.

On January 27, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on February 3, 2015 through and including February 24, 2015. On February 25, 2015, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on March 3, 2015 through and including March 31, 2015. On March 18, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on April 7, 2015 through and including April 28, 2015.

During the period January 1, 2015 through March 17, 2015, the Company received additional net proceeds of approximately $147.78 million from its Follow-On Offering, including amounts through its distribution reinvestment plan.