Form 10-Q
period 2015-03-31
Corporate Capital Trust, Inc.
filed 2015-05-14
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock of the registrant outstanding as of May 12, 2015 was 246,073,757.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,791,817 and $2,569,096, respectively) - including $245,207 and $258,344, respectively, of investments pledged to creditors (Note 10)	$2,700,393	$2,512,428
Non-controlled, affiliated investments (amortized cost of $227,789 and $213,925, respectively)	201,182	203,272
Controlled, affiliated investments (amortized cost of $55,500 and $5,500, respectively)	55,600	5,500

Total investments, at fair value (amortized cost of $3,075,106 and $2,788,521, respectively)	2,957,175	2,721,200
Cash	45,878	46,388
Cash denominated in foreign currency (cost of $1,486 and $618, respectively)	1,408	589
Restricted cash	9,076	—
Collateral on deposit with custodian	124,640	115,700
Dividends and interest receivable	45,128	32,523
Receivable for investments sold	8,131	—
Principal receivable	10,800	1,420
Unrealized appreciation on derivative instruments	61,585	40,903
Deferred offering expense	1,969	2,612
Prepaid and other deferred expenses	10,122	10,385

Total assets	3,275,912	2,971,720

Liabilities
Revolving credit facilities	465,000	377,450
Term loan payable, net of discount	394,322	395,228
Payable for investments purchased	74,867	34,888
Shareholders’ distributions payable	18,081	—
Accrued performance-based incentive fees	8,011	5,108
Accrued investment advisory fees	5,441	4,964
Accrued directors’ fees	51	57
Unrealized depreciation on derivative instruments	—	3,903
Other accrued expenses and liabilities	3,075	4,301

Total liabilities	968,848	825,899
Commitments and contingencies ($189,206 as of March 31, 2015, Note 11)

Net Assets	$2,307,064	$2,145,821

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 236,833,241 and 219,131,729 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	$237	$219
Paid-in capital in excess of par value	2,341,825	2,166,554
Undistributed net investment income	9,099	9,099
Undistributed net realized gains	12,417	335
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(56,514)	(30,386)

Net assets	$2,307,064	$2,145,821

Net asset value per share	$9.74	$9.79

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $90 and $—, respectively)	$56,653	$42,578
Non-controlled, affiliated investments	740	—

Total interest income	57,393	42,578

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	3,307	7,075
Non-controlled, affiliated investments	3,501	—

Total payment-in-kind interest income	6,808	7,075

Fee income:
Non-controlled, non-affiliated investments	9,601	276

Total fee income	9,601	276

Dividend and other income:
Non-controlled, non-affiliated investments	41	4
Non-controlled, affiliated investments	111	—

Total dividend and other income	152	4

Total investment income	73,954	49,933

Operating expenses
Investment advisory fees	15,135	10,681
Performance-based incentive fees	7,983	9,786
Interest expense	7,798	4,481
Offering expense	1,443	1,875
Administrative services	714	684
Professional services	538	519
Custodian and accounting fees	270	196
Director fees and expenses	126	167
Other	735	833

Total operating expenses	34,742	29,222

Net investment income before taxes	39,212	20,711
Income tax expense	22	—

Net investment income	39,190	20,711

Net realized and unrealized gains (losses):
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(6,322)	12,198
Derivative instruments	26,388	(191)
Foreign currency transactions	(1,344)	(1,022)

Net realized gains	18,722	10,985

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(34,756)	14,582
Non-controlled, affiliated investments	(15,954)	—
Controlled, affiliated investments	100	—
Derivative instruments	24,585	(173)
Foreign currency translation	(103)	(1,613)

Net change in unrealized appreciation (depreciation)	(26,128)	12,796

Net realized and unrealized gains (losses)	(7,406)	23,781

Net increase in net assets resulting from operations	$31,784	$44,492

Net investment income per share	$0.17	$0.14

Diluted and basic earnings per share	$0.14	$0.30

Weighted average number of shares of common stock outstanding (basic and diluted)	227,625,054	149,009,440

Distributions declared per share	$0.20	$0.18

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2015	2014
Operations
Net investment income	$39,190	$20,711
Net realized gains on investments, derivative instruments and foreign currency transactions	18,722	10,985
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(26,128)	12,796

Net increase in net assets resulting from operations	31,784	44,492

Distributions to shareholders from
Net investment income	(39,190)	(15,778)
Net realized gains	(6,640)	(10,985)

Net decrease in net assets resulting from shareholders distributions	(45,830)	(26,763)

Capital share transactions
Issuance of shares of common stock	166,445	111,167
Reinvestment of shareholders distributions	14,296	21,311
Repurchase of shares of common stock	(5,452)	(3,233)

Net increase in net assets resulting from capital share transactions	175,289	129,245

Total increase in net assets	161,243	146,974
Net assets at beginning of period	2,145,821	1,430,434

Net assets at end of period	$2,307,064	$1,577,408

Capital share activity
Shares issued from subscriptions	16,812,623	10,930,795
Shares issued from reinvestment of distributions	1,444,063	2,095,496
Shares repurchased	(555,174)	(323,324)

Net increase in shares outstanding	17,701,512	12,702,967

Undistributed (distributions in excess of) net investment income at end of period	$9,099	$(963)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net increase in net assets resulting from operations	$31,784	$44,492
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(407,247)	(286,051)
Increase (decrease) in payable for investments purchased	39,979	(18,531)
Payment-in-kind interest capitalized	(1,823)	(1,010)
Proceeds from sales of investments	33,346	304,509
Proceeds from principal payments	103,175	122,900
Net realized loss (gain) on investments	6,322	(12,198)
Net change in unrealized (appreciation) depreciation on investments	50,610	(14,582)
Net change in unrealized (appreciation) depreciation on derivative instruments	(24,585)	173
Net change in unrealized depreciation on foreign currency translation	103	1,613
Amortization of premium/discount, net	(1,655)	(1,285)
Amortization of deferred financing costs	807	518
Accretion of discount on term loan payable	94	—
(Increase) decrease in short-term investments, net	(18,703)	17,295
Increase in restricted cash	(9,076)	—
(Increase) decrease in collateral on deposit with custodian	(8,940)	1,501
Increase in dividends and interest receivable	(12,660)	(8,648)
(Increase) decrease in receivable for investments sold	(8,131)	37,477
Increase in principal receivable	(9,380)	(193)
Increase in receivable from advisors	—	(388)
Decrease in other assets	494	697
Increase (decrease) in accrued investment advisory fees	477	(291)
Increase in accrued performance-based incentive fees	2,903	2,179
Decrease in other accrued expenses and liabilities	(1,232)	(742)

Net cash (used in) provided by operating activities	(233,338)	189,435

Financing Activities:
Proceeds from issuance of shares of common stock	166,445	111,167
Payments on repurchases of shares of common stock	(5,452)	(3,233)
Distributions paid	(13,453)	(20,375)
Repayments under term loan payable	(1,000)	—
Borrowings under revolving credit facilities	235,000	—
Repayments of revolving credit facilities	(147,450)	(276,926)
Deferred financing costs paid	(395)	(294)

Net cash provided by (used in) financing activities	233,695	(189,661)

Effect of exchange rate changes on cash	(48)	—

Net increase (decrease) in cash	309	(226)
Cash and cash denominated in foreign currency, beginning of period	46,977	86,205

Cash and cash denominated in foreign currency, end of period	$47,286	$85,979

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$6,827	$4,274
Distributions reinvested	$14,296	$21,311
Distributions payable	$18,081	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—55.4%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$20,114	$19,914	$20,177
Algeco/Scotsman (LU)	(f)(g)(h)(i)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	30,859	30,684	26,611
AltEn, LLC	(h)(j)	Energy	L + 900	1.00%	9/12/2018	29,610	26,972	25,435
American Freight, Inc.	(e)(h)	Retailing	L + 625	1.00%	10/31/2020	32,608	32,455	32,717
Amtek Global Technology Pte. Ltd. (SG)	(g)(h)(i)(k)(EUR)	Automobiles & Components	E + 800	1.00%	11/10/2019	€62,849	75,839	65,783
Applied Systems, Inc.	(e)(f)	Software & Services	L + 325	1.00%	1/25/2021	$653	648	654
Aspen Dental Management, Inc.	(e)(f)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016	5,976	5,947	5,991
BeyondTrust Software, Inc.	(e)(h)	Software & Services	L + 700	1.00%	9/25/2019	12,980	12,847	12,871
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	4,006	3,934	4,071
Caesars Entertainment Operating Co., Inc.	(e)(f)(i)(l)	Consumer Services	L + 725		3/1/2017	10,800	10,163	9,965
California Pizza Kitchen, Inc.	(e)(f)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	18,508	17,801	18,100
Charlotte Russe, Inc.	(e)	Retailing	L + 550	1.25%	5/22/2019	4,703	4,678	4,606
	(e)		L + 550	1.25%	5/22/2019	19,212	19,035	18,780
CityCenter Holdings, LLC	(e)(f)	Real Estate	L + 325	1.00%	10/16/2020	5,919	5,868	5,948
Coyote Logistics, LLC	(e)(m)	Transportation	L + 525	1.00%	3/24/2022	1,655	1,639	1,668
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	9,950	9,678	9,684
	(e)		L + 400	1.25%	10/11/2019	1,266	1,245	1,232

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Distribution International, Inc.	(e)(f)	Retailing	L + 500	1.00%	12/10/2021		$6,408	$6,345	$6,448
Emerald Performance Materials, LLC	(f)(j)	Materials	L + 350	1.00%	7/30/2021		652	649	653
Exemplis Corp.	(e)(h)	Commercial & Professional Services	L + 700	1.00%	3/23/2022		67,777	67,101	67,099
Football Association of Ireland (IE)	(g)(h)(i)(EUR)	Consumer Durables & Apparel	6.4%		12/20/2020		€43,615	58,456	47,241
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,759	1,751	1,765
Greystone & Co., Inc.	(e)(h)	Diversified Financials	L + 800	1.00%	3/26/2021		33,834	33,305	33,000
Grocery Outlet, Inc.	(e)(f)	Food & Staples Retailing	L + 475	1.00%	10/21/2021		4,148	4,163	4,171
Gymboree Corp.	(e)	Retailing	L + 350	1.50%	2/23/2018		14,197	12,716	10,854
Hanson Building Products North America	(i)(j)	Materials	L + 550	1.00%	3/13/2022		12,190	11,886	12,190
Harbor Freight Tools USA, Inc.	(e)(f)	Capital Goods	L + 375	1.00%	7/26/2019		2,955	2,961	2,979
Hillman Group, Inc.	(e)(f)	Capital Goods	L + 350	1.00%	6/30/2021		836	837	844
iPayment, Inc.	(e)(f)	Software & Services	L + 525	1.50%	5/8/2017		36,163	35,926	35,394
J. Jill	(e)(h)	Retailing	L + 850	1.50%	4/29/2017		5,032	5,032	5,032
Jacuzzi Brands, Inc.	(e)(h)	Capital Goods	L + 650	1.25%	7/3/2019		19,751	19,447	19,702
Jacuzzi Brands, Inc. (LU)	(e)(g)(h)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,809	20,068
KeyPoint Government Solutions, Inc.	(e)(h)	Capital Goods	L + 650	1.25%	11/13/2017		35,453	35,039	35,807
Keystone Australia Holdings, Pty. Ltd. (AU)	(g)(h)(i)(AUD)	Consumer Services	15.00%		8/7/2019	A$	36,858	$32,319	$26,591
Koosharem, LLC	(e)(f)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,968	42,574	42,646
Kurt Geiger Ltd. (UK)	(g)(h)(i)(n)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK	1.00%	4/8/2019		£46,862	77,124	69,926
Marshall Retail Group, LLC	(e)(h)	Retailing	L + 600	1.00%	8/25/2020		$16,762	16,596	16,038
MCS AMS Sub-Holdings, LLC (e)		Commercial & Professional Services	L + 600	1.00%	10/15/2019		44,699	43,652	40,006
MSX International, Inc.	(e)	Software & Services	L + 500	1.00%	8/18/2020		8,646	8,245	8,700
Neiman Marcus Group, LLC	(e)(f)	Retailing	L + 325	1.00%	10/25/2020		4,964	4,892	4,954
New Enterprise Stone & Lime Co., Inc.	(e)(h)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	56,429
Nine West Holdings, Inc.	(e)(f)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,520	13,292	12,832
Pacific Union Financial, LLC	(h)(j)	Diversified Financials	L + 800	1.00%	5/31/2019		46,378	45,734	43,827
Petroplex Acidizing, Inc.	(e)(h)	Energy	L + 725	1.00%	12/4/2019		36,347	35,831	35,663
Proserv Acquisition, LLC	(e)(i)	Energy	L + 537.5	1.00%	2/24/2022		27,530	21,749	22,437
Proserv Acquisition, LLC (UK)	(e)(g)(i)(m)	Energy	L + 537.5	1.00%	2/24/2022		16,159	12,766	13,170
RedPrairie Corp.	(e)(f)	Software & Services	L + 500	1.00%	12/21/2018		26,477	25,439	26,127
Riverbed Technology, Inc.	(e)(f)(m)	Technology Hardware & Equipment	L + 500	1.00%	2/25/2022		7,730	7,691	7,815

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Surgery Center Holdings, Inc.	(e)(f)	Health Care Equipment & Services	L + 425		1.00%	11/3/2020	$14,797	$	14,728	$	14,871
Sutherland Global Services, Inc.	(e)(f)(i)	Software & Services	L + 500		1.00%	4/23/2021	12,700		12,406		12,785
	(e)(i)		L + 500		1.00%	4/23/2021	2,956		2,888		2,976
TIBCO Software, Inc.	(f)(j)(m)	Software & Services	L + 550		1.00%	12/4/2020	52,157		50,363		52,255
Towergate Finance PLC (UK)	(e)(g)(i)(o)(GBP)	Insurance	L + 450			11/15/2017	£475		665		666
Travelport, LLC (LU)	(e)(f)(g)(i)	Software & Services	L + 475		1.00%	9/2/2021	$19,702		19,471		19,915
Tweddle Group, Inc.	(e)(h)	Automobiles & Components	L + 675		1.00%	4/7/2020	44,662		43,676		44,223
Varsity Brands, Inc.	(e)(f)	Consumer Durables & Apparel	L + 500		1.00%	12/10/2021	5,781		5,725		5,851
Waste Pro USA, Inc.	(e)(h)	Transportation	L + 750		1.00%	10/15/2020	36,589		36,589		36,399
Willbros Group, Inc.	(h)(j)	Energy	L + 975		1.25%	12/15/2019	56,753		56,753		53,518
Wilton Brands, LLC	(e)(f)	Materials	L + 625		1.25%	8/30/2018	5,068		5,001		4,865
Z Gallerie, Inc.	(e)(h)	Retailing	L + 650		1.00%	10/8/2020	33,254		32,895		33,496
Zayo Group, LLC	(e)(f)(i)	Telecommunication Services	L + 300		1.00%	7/2/2019	1,592		1,573		1,596
Total Senior Secured Loans - First Lien								$	1,321,705	$	1,278,117

Senior Secured Loans - Second Lien—33.8%
American Casino & Entertainment Properties, LLC	(e)	Consumer Services	L + 1000		1.25%	1/3/2020	$6,090	$	6,280	$	6,333
Angelica Corp.	(e)(h)	Health Care Equipment & Services	L + 875		1.25%	7/15/2019	50,869		50,868		45,925
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650		1.00%	1/24/2022	$33,191	$	33,515	$	33,201
AssuredPartners, Inc.	(e)	Insurance	L + 675		1.00%	4/2/2022	7,097		7,092		6,848
Brake Bros Ltd. (UK)	(f)(g)(i)(n)(o) (GBP)	Food & Staples Retailing	L + 325, 3.00	% PIK		3/12/2017	£8,979		12,968		13,069
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 925		1.00%	4/15/2022	$23,855		23,665		24,094
Catalina Marketing Corp.	(j)	Media	L + 675		1.00%	4/11/2022	6,020		5,978		4,680
CHG Companies, Inc.	(e)(f)	Health Care Equipment & Services	L + 775		1.25%	11/19/2020	13,457		13,370		13,513
CTI Foods Holding Co., LLC	(e)	Food, Beverage & Tobacco	L + 725		1.00%	6/28/2021	23,219		22,926		22,929
Emerald Performance Materials, LLC	(j)	Materials	L + 675		1.00%	8/1/2022	2,041		2,031		2,010
Excelitas Technologies Corp.	(e)(h)	Technology Hardware & Equipment	L + 1125		1.00%	4/29/2021	109,406		109,406		108,270
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 825		1.00%	11/4/2021	26,396		26,046		25,934
Grocery Outlet, Inc.	(e)	Food & Staples Retailing	L + 825		1.00%	10/21/2022	49,470		47,964		48,975
Gruppo Argenta S.p.A.	(g)(h)(i)(n)(EUR)	Retailing	12.00	% PIK		1/31/2019	€3,287		3,469		3,097
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(n)(EUR)		12.00	% PIK		1/31/2019	24,142		27,012		22,748
Gypsum Management & Supply, Inc.	(e)	Capital Goods	L + 675		1.00%	4/1/2022	$13,207		13,088		12,976
Integra Telecom Holdings, Inc.	(e)(f)	Telecommunication Services	L + 850		1.25%	2/21/2020	3,000		3,057		2,991
iParadigms Holdings, LLC	(e)	Software & Services	L + 725		1.00%	7/29/2022	23,349		23,184		22,999

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Learfield Communications, Inc.	(e)(m)	Media	L + 775	1.00%	10/8/2021	$13,488	$	13,586	$	13,496
Lightower Fiber, LLC	(e)	Telecommunication Services	L + 675	1.25%	4/12/2021	5,282		5,316		5,269
Maxim Crane, LP	(e)(f)	Capital Goods	L + 925	1.00%	11/26/2018	5,168		5,284		5,091
Misys Ltd. (UK)	(f)(g)(i)	Software & Services	12%		6/12/2019	3,000		3,304		3,278
NewWave Communications	(e)	Media	L + 800	1.00%	10/30/2020	13,712		13,674		13,507
P2 Energy Solutions, Inc.	(e)(i)	Software & Services	L + 800	1.00%	4/30/2021	9,283		9,202		8,587
	(e)(i)		L + 800	1.00%	4/30/2021	74,312		72,188		68,738
Polyconcept Finance B.V. (NL)	(g)(h)(i)(j)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		45,970
Progressive Solutions	(f)(j)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		20,995		20,775
RedPrairie Corp.	(e)	Software & Services	L + 1000	1.25%	12/21/2019	43,731		41,197		39,795
Safety Technology Holdings, Inc.	(e)(h)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,761		30,512
SI Organization, Inc.	(e)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,501		56,630
Talbots, Inc.	(e)	Retailing	L + 725	1.00%	3/19/2021	15,074		14,979		14,509
The TelX Group, Inc.	(e)(f)	Telecommunication Services	L + 650	1.00%	4/9/2021	11,696		11,681		11,594
Websense, Inc.	(e)(f)	Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	22,131		22,040		22,200
Total Senior Secured Loans—Second Lien							$	797,354	$	780,543

Senior Secured Bonds—7.3%
Altice International S.A.R.L. (LU)	(g)(i)(q)(r)	Media	6.625%		2/15/2023	$5,046	$	5,046	$	5,197
Artesyn Technologies, Inc.	(q)(r)	Technology Hardware & Equipment	9.75%		10/15/2020	24,387		23,803		23,533
Guitar Center, Inc.	(q)(r)	Retailing	6.50%		4/15/2019	26,191		25,847		22,852
Hot Topic, Inc.	(q)(r)	Consumer Durables & Apparel	9.25%		6/15/2021	2,396		2,375		2,594
iPayment, Inc.	(q)(r)	Software & Services	9.50%		12/15/2019	8,597		8,597		8,038
Louisiana Public Facilities Authority	(h)(q)	Energy	11.50%		1/1/2020	50,580		49,330		50,313
	(e)(h)(q)		L + 1000		1/1/2020	10,650		10,650		10,595
New Enterprise Stone & Lime Co., Inc.	(n)(r)	Capital Goods	6.00%, 7.00% PIK		3/15/2018	11,220		11,291		12,062
OAG Holdings, LLC	(h)(n)	Energy	8.00%, 2.00% PIK		12/20/2020	20,519		18,012		10,419
Pinnacle Agriculture Holdings, LLC	(q)(r)	Materials	9.00%		11/15/2020	1,267		1,295		1,280
Ryerson, Inc.	(f)	Materials	9.00%		10/15/2017	5,814		5,814		5,872
SquareTwo Financial Corp.	(r)	Banks	11.625%		4/1/2017	16,359		16,179		14,519
Towergate Finance PLC (UK)	(e)(g)(i)(o)(q)(GBP)	Insurance	L + 550		2/15/2018	£1,100		1,382		1,583
Total Senior Secured Bonds							$	179,621	$	168,857

Total Senior Debt							$	2,298,680	$	2,227,517

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Subordinated Debt—20.3%
24 Hour Fitness Worldwide, Inc.	(q)(r)	Consumer Services	8.00%		6/1/2022	$7,192	$	6,648	$	6,149
Cemex Materials, LLC	(q)(r)	Materials	7.70%		7/21/2025	27,562		27,797		30,180
Cequel Communications Holdings, LLC	(q)(r)	Media	5.125%		12/15/2021	17,080		16,807		17,080
Ceridian Corp.	(r)	Commercial & Professional Services	11.00%		3/15/2021	9,605		10,294		9,941
CHS/Community Health Systems, Inc.	(i)(r)	Health Care Equipment & Services	6.875%		2/1/2022	114		114		121
Datatel, Inc.	(f)(q)	Software & Services	9.625%		12/1/2018	9,287		9,217		9,380
Eagle Midco, Inc.	(q)(r)	Software & Services	9.00%		6/15/2018	31,796		32,551		32,392
Essar Steel Algoma, Inc. (CA)	(g)(i)(n)(q)(r)	Materials	14.00% PIK		2/13/2020	4,732		4,031		3,170
Exemplis Corp.	(e)(h)	Commercial & Professional Services	L + 700		3/23/2020	25,000		25,000		25,000
GCI, Inc.		Telecommunication Services	8.625%		11/15/2019	53,119		55,793		55,576
	(r)		6.75%		6/1/2021	2,430		2,423		2,460
	(q)		6.875%		4/15/2025	28,024		27,781		28,234
Global Closure SystemS (FR)	(g)(h)(i)(n)(EUR)	Materials	13.00% PIK		11/15/2019	€20,221		26,735		21,492
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(n)(EUR)	Retailing	15.00% PIK		11/11/2018	684		937		596
Hilding Anders (SE)	(g)(h)(i)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	92,571		111,092		87,710
	(g)(h)(i)(l)(n)(EUR)		12.00% PIK		12/31/2023	17,653		939		1,201
	(g)(h)(i)(n)(EUR)		18.00% PIK		12/31/2024	8,331		8,487		6,982
Hillman Group, Inc.	(q)(r)	Capital Goods	6.375%		7/15/2022	$7,620$		7,409	$	7,620
Hot Topic, Inc.	(q)(r)	Consumer Durables & Apparel	12.00%		5/15/2019	8,113		7,979		8,296
JC Penney Corp., Inc.	(i)(r)	Retailing	5.65%		6/1/2020	8,440		6,440		7,280
Pharmaceutical Product Development, Inc.	(q)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.375%		10/15/2017	5,151		5,231		5,267
Stuart Weitzman, Inc.	(h)	Consumer Durables & Apparel	11.50%		8/29/2019	56,918		55,653		56,764
Summit Materials, LLC	(r)	Materials	10.50%		1/31/2020	19,800		21,565		21,978
The TelX Group, Inc.	(h)(n)	Telecommunication Services	13.50% PIK		7/9/2021	3,456		3,672		3,449
TIBCO Software, Inc.	(q)(r)	Software & Services	11.375%		12/1/2021	16,567		16,117		16,774
Towergate Finance PLC	(g)(i)(l)(q)(GBP)	Insurance	10.50%		2/15/2019	£14,608		23,195		433
Towergate Finance PLC (UK)	(g)(h)(i)(GBP)	Insurance	10.00%		5/29/2015	1,335		2,049		1,980
Total Subordinated Debt							$	515,956	$	467,505

Structured Products—3.9%
Comet Aircraft S.A.R.L. (LU)	(g)(h)(i)(q)(s)	Capital Goods				$50,000	$	50,000	$	50,100
KKR BPT Holdings Aggregator, LLC	(h)(i)(s)*	Diversified Financials				N/A		5,500		5,500
Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(g)(h)(i)(q)	Diversified Financials	10.75%		11/13/2018	28,221		28,221		28,362
VSK Holdings Ltd. (KY)	(g)(h)(i)(t)(EUR)	Banks	7.77%		10/31/2020	6,650,429		—		4,848
Total Structured Products							$	83,721	$	88,810

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Equity / Other—6.7%
AltEn, LLC, Membership Units	(h)(t)*	Energy				611	$	2,955	$	2,394
Cengage Learning Holdings II, LP, Common Stock	(f)	Media				227,802		7,529		5,126
Education Management Corp., Series A-2 Preferred Stock	(h)	Consumer Services			1/5/2022	11,923		1,041		242
Education Management Corp., Warrants	(h)				1/5/2022	2,320,791		369		77
Excelitas Technologies Corp., Class A Membership Interest	(h)*	Technology Hardware & Equipment				N/A		5,636		5,518
Genesys Telecommunications Laboratories, Inc., Common Stock	(h)*	Software & Services				448,908		449		740
Global Closure Systems (FR), Limited Partnership Interest	(g)(h)(i)*(EUR)	Materials				N/A		823		1,292
Gruppo Argenta S.p.A. (LU), Warrants	(g)(h)(i)*(EUR)	Retailing				225,289		5,342		2,652
Hilding Anders (SE), Class A Common Stock	(g)(h)(i)(t)*(SEK)	Consumer Durables & Apparel				1,394,288		132		185
Hilding Anders (SE), Class B Common Stock	(g)(h)(i)(t)*(SEK)					260,253		25		35
Hilding Anders (SE), Equity Options	(g)(h)(i)(t)*(SEK)				12/31/2020	236,160,807		14,988		9,707
Home Partners of America, Inc., Common Stock	(h)(t)*	Real Estate				29,400		29,279		29,159
Home Partners of America, Inc., Warrant Delivery Rights	(h)(t)*					1,845		30		30
Home Partners of America, Inc., Warrants	(h)(t)*					830		91		90
iPayment, Inc., Common Stock	(h)	Software & Services				538,144		2,223		2,018
Jones Apparel Group Holdings, Inc., Common Stock	(h)	Consumer Durables & Apparel				5,451	$	872	$	2,281
Keystone Australia Holdings, Pty. Ltd. (AU), Warrants	(g)(h)(i)*(AUD)	Consumer Services				1,588,469		1,019		381
Kurt Geiger Ltd. (UK), Common Stock	(g)(h)(i)*	Consumer Durables & Apparel				5,451		106		6,328
Nine West Holdings, Inc., Common Stock	(h)*	Consumer Durables & Apparel				5,451		6,541		4,030
OAG Holdings, LLC, Overriding Royalty Interest	(h)	Energy				N/A		2,354		282
Orchard Marine, Ltd. (VG), Class B Common Stock	(g)(h)(i)(t)*	Transportation				1,964		3,069		2,893
Orchard Marine, Ltd. (VG), Series A Preferred Stock	(g)(h)(i)(t)		9.00%			30,688		29,730		30,513
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest(h)(i)		Diversified Financials				N/A		32,029		29,734
Stuart Weitzman, Inc., Common Stock	(h)	Consumer Durables & Apparel				5,451		3,025		10,544
Willbros Group, Inc., Common Stock	*	Energy				2,810,814		7,760		7,760
Total Equity / Other							$	157,417	$	154,011

Total Investments, excluding Short Term Investments —127.4%							$	3,055,774	$	2,937,843

Short Term Investments—0.8%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares (f)(u)			0.01%			16,826,012	$	16,826	$	16,826
State Street Institutional Liquid Reserves Fund, Institutional Class	(u)		0.06%			2,505,705		2,506		2,506
Total Short Term Investments							$	19,332	$	19,332

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
TOTAL INVESTMENTS — 128.2%(v)							$	3,075,106	$	2,957,175

LIABILITIES IN EXCESS OF OTHER ASSETS—(28.2%)										(650,111)

NET ASSETS—100.0%									$	2,307,064

Collateral on Deposit with Custodian—5.4%
Bank of Nova Scotia - Certificate of Deposit			0.13%		6/30/2015	$124,640$		124,640	$	124,640
Total Collateral on Deposit with Custodian							$	124,640	$	124,640

Derivative Instruments (Note 4)—2.7%
Foreign currency forward contracts	(h)(i)						$	—		59,421
Total return swaps	(h)(i)						$	—		2,164
Total Derivative Instruments							$	—	$	61,585

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. Dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2015 was 0.27%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(f)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of March 31, 2015.

(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(h)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.7% of the Company’s total assets represented qualifying assets as of March 31, 2015

(j)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2015 was 0.18%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(k)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at March 31, 2015 was 0.02%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(l)	Investment was on non-accrual status as of March 31, 2015.

(m)	Position or portion thereof unsettled as of March 31, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

(n)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

			Three Months Ended March 31, 2015
PIK Security Name	Local Currency	Local Par as of December 31, 2014	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of March 31, 2015	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	30,859	—	—	—	30,859	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,912	—	67	—	8,979	L + 625%	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	—	—	—	9,287	9.63%	0.00%	10.38%
Eagle Midco, Inc. - 9.00%	USD	31,796	—	—	—	31,796	9.00%	0.00%	9.75%
Education Management, LLC - 16.00% PIK	USD	1,403	—	—	(1,403)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. - 14.00% PIK	USD	4,570	—	162	—	4,732	14.00%	14.00%	14.00%
Excelitas Technologies Corp. - L + 113, 1.50% PIK	USD	108,997	—	409	—	109,406	L + 1125	1.50%	1.50%
Global Closure Systems - 13.00% PIK	EUR	20,221	—	—	—	20,221	13.00%	13.00%	13.00%
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	684	—	—	—	684	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	22,754	—	1,388	—	24,142	12.00%	12.00%	12.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	3,205	—	82	—	3,287	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	8,331	—	—	—	8,331	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	92,571	—	—	—	92,571	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	17,653	—	—	—	17,653	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	—	—	—	8,113	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	46,862	—	—	—	46,862	11.00%	1.00%	1.00%
New Enterprise Stone & Lime Co., Inc. - 6.00%, 7.00% PIK	USD	10,841	—	379	—	11,220	13.00%	7.00%	11.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,417	—	102	—	20,519	10.00%	2.00%	2.00%
Pharmaceutical Product Development, Inc. - 9.38%	USD	5,151	—	—	—	5,151	9.38%	0.00%	10.13%
Stuart Weitzman, Inc. - 11.50%	USD	56,918	—	—	—	56,918	11.50%	0.00%	12.50%
The TelX Group, Inc. - 13.50% PIK	USD	3,457	—	—	(1)	3,456	13.50%	13.50%	13.50%
Towergate Finance PLC - 10.00% PIK	GBP	—	1,325	10	—	1,335	10.00%	10.00%	10.00%

(o)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at March 31, 2015 was 0.56%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(p)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2015 was 0.40%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(q)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(r)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10. “Borrowings” for additional information.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

(s)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2015 represented 2.4% of the Company’s net assets. Fair value as of December 31, 2014 and March 31, 2015 along with transactions during the three months ended March 31, 2015 in these controlled investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2015				Three Months Ended March 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L
Structured Products	$—	$50,000	$—	$100	$50,100	$—	$—	$—	$—
KKR BPT Holdings Aggregator,
LLC Structured Product	$5,500	$—	$—	$—	$5,500	$—	$—	$—	$—

Totals	$5,500	$50,000	$—	$100	$55,600	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

(t)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2015 represented 8.7% of the Company’s net assets. Fair value as of December 31, 2014 and March 31, 2015 along with transactions during the three months ended March 31, 2015 in these affiliated investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2015				Three Months Ended March 31, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(393)	$2,394	$-	$-	$-	$-
Term Loan	25,792	147		(504)	25,435	-	740	-	-
Hilding Anders
Subordinated Debt	110,973	229	-	(15,309)	95,893	-	3,501	-	-
Class A Common Stock	257	-	-	(72)	185	-	-	-	-
Class B Common Stock	48	-	-	(13)	35	-	-	-	-
Equity Options	11,724	-	-	(2,017)	9,707	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	7,338	-	(402)	29,159	-	-	-	-
Warrants	78	14	-	(2)	90	-	-	-	-
Warrants Delivery Rights	32	-	(2)	-	30	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(108)	2,893	-	-	-	-
Series A Preferred Stock	23,760	6,138	-	615	30,513	-	-	-	111
VSK Holdings, Ltd.
Structured Product	2,597	-	-	2,251	4,848	-	-	-	-

Totals	$203,272	$13,866	$(2)	$(15,954)	$201,182	$-	$4,241	$-	$111

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(u)	7-day effective yield as of March 31, 2015.

(v)	As of March 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $45,409; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $163,340; the net unrealized depreciation was $117,931; the aggregate cost of securities for federal income tax purposes was $3,075,106.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.769 as of March 31, 2015.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.085 as of March 31, 2015.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.483 as of March 31, 2015.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.116 as of March 31, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2015

(in thousands, except share amounts)

AU - Australia

CA - Canada

FR - France

IE - Ireland

KY - Cayman Islands

LU - Luxembourg

NL - The Netherlands

SG - Singapore

SE - Sweden

UK - United Kingdom

VG - British Virgin Islands

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount		Cost		Fair Value
State Street Institutional Liquid Reserves Fund, Institutional Class	(t)		0.06%			45,440	$	45	$	45
Total Short Term Investments							$	629	$	629

TOTAL INVESTMENTS—126.8%(u)							$	2,788,521	$	2,721,200

LIABILITIES IN EXCESS OF OTHER ASSETS—(26.8%)										(575,379)

NET ASSETS—100.0%							$			2,145,821

Collateral on Deposit with Custodian—5.4%
Bank of Nova Scotia—Certificate of Deposit			0.13%		3/31/2015	115,700	$	115,700		115,700
Total Collateral on Deposit with Custodian							$	115,700	$	115,700

Derivative Instruments (Note 4)—1.7%
Foreign currency forward contracts	(h)(k)						$	—		40,445
Total return swaps	(h)(k)						$	—		(3,445)
Total Derivative Instruments							$	—	$	37,000

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-Controlled/Non-Affiliate investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/Non-Affiliate Investments are investments that are neither Controlled Investments nor Affiliate Investments.

(c)	Denominated in U.S. Dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of December 31, 2014.

(f)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2014 was 0.26%. The current base rate for each investment may be different from the reference rate on December 31, 2014.

(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(h)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.6% of the Company’s total assets represented qualifying assets as of December 31, 2014.

(i)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

See notes to condensed consolidated financial statements.

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Principal Business and Organization

Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company commenced business operations on June 17, 2011 and investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) (collectively, the “Advisors”), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

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

As of March 31, 2015, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.       Significant Accounting Policies

Basis of Presentation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 20, 2015. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Principles of Consolidation - Under ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries in its condensed consolidated financial statements. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits, foreign currency, and highly liquid investments with original maturities of three months or less.

Valuation of Investments - The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds and foreign currency are generally included in Level 1. The Company does not adjust the quoted price for these investments.

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

Level 3 – Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are TRS agreements, illiquid corporate bonds and loans, common and preferred stock investments, and equity options that lack observable market pricing.

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

Total Return Swaps: The Company values its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income related to the TRS assets, (iii) TRS financing costs on the TRS settled notional amounts, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s Advisors review, test and compare (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s Advisors review the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, see Note 4. “Derivative Instruments.”

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Company’s Level 3 valuations, are described in Note 5. “Fair Value of Financial Instruments.” The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

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

Interest Income - Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Loan origination, closing, commitment and other fees received by the Company directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

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

The Company may also receive fees for commitments, amendments and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

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

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

Deferred Financing Costs - Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities, term loan and the TRS are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. Unamortized deferred financing costs are included in prepaid and other deferred expenses in the condensed consolidated statements of assets and liabilities. The amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations.

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

Management Fees - The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of capital gains and taxable income.

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

Reclassifications - Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements - In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity (“VIE”) and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is currently evaluating the effect the amendments will have on its consolidated financial position, results of operations and cash flows.

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

As of March 31, 2015 and December 31, 2014, the Company’s investment portfolio consisted of the following (in thousands):

	As of March 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$1,321,705	$1,278,117	43.5%	55.4%
Senior secured loans - second lien	797,354	780,543	26.6	33.8
Senior secured bonds	179,621	168,857	5.8	7.3

Total senior debt	2,298,680	2,227,517	75.9	96.5
Subordinated debt	515,956	467,505	15.9	20.3
Structured products	83,721	88,810	3.0	3.9
Equity/Other	157,417	154,011	5.2	6.7

Subtotal	3,055,774	2,937,843	100.0%	127.4%

Short term investments	19,332	19,332		0.8

Total investments	$3,075,106	$2,957,175		128.2%

	As of December 31, 2014
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$1,152,555	$1,128,244	41.5%	52.6%
Senior secured loans - second lien	858,829	843,957	31.0	39.3
Senior secured bonds	154,125	147,817	5.4	6.9

Total senior debt	2,165,509	2,120,018	77.9	98.8
Subordinated debt	459,004	433,755	16.0	20.2
Structured products	33,721	36,421	1.3	1.7
Equity/Other	129,658	130,377	4.8	6.1

Subtotal	2,787,892	2,720,571	100.0%	126.8%

Short term investments	629	629		-

Total investments	$2,788,521	$2,721,200		126.8%

As of March 31, 2015, debt investments on non-accrual status represented 1.1% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2014, debt investments on non-accrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short-term investments and derivative instruments, as of March 31, 2015 and December 31, 2014 were as follows:

Industry Composition	March 31, 2015	December 31, 2014
Consumer Durables & Apparel	14.7%	16.8%
Software & Services	14.2	14.5
Capital Goods	9.5	8.3
Energy	7.9	8.3
Retailing	7.4	8.0
Technology Hardware & Equipment	6.7	6.7
Commercial & Professional Services	6.3	2.2
Health Care Equipment & Services	5.1	6.9
Diversified Financials	4.8	5.1
Telecommunication Services	3.8	3.0
Automobiles & Components	3.7	4.3
Materials	3.6	3.5
Food & Staples Retailing	2.9	2.7
Transportation	2.4	2.3
Media	2.0	1.6
Consumer Services	1.7	1.8
Real Estate	1.2	-
Food, Beverage & Tobacco	0.8	1.4
Remaining Industries	1.3	2.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	78.0%	77.3%
Luxembourg	5.1	3.7
United Kingdom	3.8	3.8
Sweden	3.6	4.5
Singapore	2.2	2.7
Ireland	1.6	2.0
Netherlands	1.6	1.7
Cayman Islands	1.1	1.1
British Virgin Islands	1.1	1.0
Australia	0.9	1.1
Remaining Countries	1.0	1.1

Total	100.0%	100.0%

Local Currency
U.S. Dollar	86.7%	84.0%
Euro	9.0	11.0
British Pound Sterling	3.0	3.5
Australian Dollar	1.0	1.1
Swedish Krona	0.3	0.4

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	March 31, 2015	December 31, 2014
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	$59,421	$40,903
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	-	(458)
TRS	Unrealized appreciation (depreciation) on derivative instruments	2,164	(3,445)

Total		$61,585	$37,000

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2015 and 2014 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2015	2014
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	$23.965	$(2,053)
TRS	Net realized gains on derivative instruments	2,423	1,862

Total		$26,388	$(191)

		Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2015	2014
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$18,976	$919
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	5,609	(1,092)

Total		$24,585	$(173)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s derivative assets and liabilities are reported gross in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s derivatives assets and liabilities by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2015.

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$2,164	$-	$-	$-	$2,164
J.P. Morgan Chase Bank	34,415	-	-	-	34,415
State Street Bank and Trust	25,006	-	-	-	25,006

Total	$61,585	-	-	-	$61,585

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$-	$-	$-	$-	$-
J.P. Morgan Chase Bank	-	-	-	-	-
State Street Bank and Trust	-	-	-	-	-

Total	$-	-	-	-	$-

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

As of March 31, 2015, the net contractual notional balance of the Company’s foreign currency forward contracts totaled $463.67 million, all of which related to hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type.

	Debt Investments Denominated in Foreign Currencies				Foreign Currency Forward Contracts
	As of March 31, 2015				As of March 31, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Amount in Local Currency		US $ Value
Euros		€273,354	$293,923	$256,850		€259,053	$327,560
British Pound Sterling		£73,358	108,820	87,657		£64,500	103,074
Australian Dollars	A$	36,858	28,073	26,591	A$	36,489	33,032

Total			$430,816	$371,098			$463,666

As of March 31, 2015 and December 31, 2014, the Company’s open foreign currency forward contracts were as follows (in thousands):

March 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2015	Unrealized Appreciation (Depreciation)
AUD	Oct 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$27,522	$5,510
EUR	Jul 9, 2015	State Street Bank and Trust		€38,125 Sold	45,514	41,051	4,463
EUR	Oct 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	66,085	12,284
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	5,836	1,577
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€61,000 Sold	83,435	65,923	17,512
EUR	Jul 7, 2016	State Street Bank and Trust		€19,850 Sold	23,909	21,586	2,323
EUR	Jan 12, 2017	J.P. Morgan Chase Bank		€29,900 Sold	36,224	32,770	3,454
EUR	Jan 12, 2017	J.P. Morgan Chase Bank		€43,500 Sold	52,696	47,675	5,021
GBP	Apr 7, 2015	State Street Bank and Trust		£4,200 Sold	6,371	6,230	141
GBP	Oct 9, 2015	State Street Bank and Trust		£8,500 Sold	12,880	12,595	285
GBP	Apr 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	67,908	6,829
GBP	Apr 7, 2017	J.P. Morgan Chase Bank		£6,100 Sold	9,086	9,064	22

Total					$463,666	$404,245	$59,421

December 31, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct. 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$29,251	$3,781
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	20,572	2,347
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	52,639	6,969
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	20,455	2,390
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,396	163
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	19,361	2,874
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	13,432	1,682
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	13,432	1,680
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,650 Bought	(4,875)	(4,417)	(458)
EUR	Jan. 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	4,905	332
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,575 Sold	4,517	4,326	191
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,205 Sold	3,983	3,878	105
EUR	Oct. 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	74,397	3,972
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,571	842
EUR	Jan. 11, 2016	J.P Morgan Chase Bank		€61,000 Sold	83,436	74,228	9,208
GBP	Jan. 8, 2015	State Street Bank and Trust		£22,000 Sold	35,388	34,288	1,100
GBP	Apr. 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	71,470	3,267

Total					$480,629	$440,184	$40,445

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In purchasing equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants are included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2015 and December 31, 2014 represented 0.6% and 1.2%, respectively, of the Company’s net assets.

Below is a summary of the Company’s investments in equity options and warrants as of March 31, 2015 (in thousands, except share amounts):

Company	Expiration Date	No. Shares	Cost	Fair Value
Education Management Corp.	1/5/2022	2,320,791	$369	$77
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,652
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	9,707
Home Partners of America, Inc., Warrant Delivery Rights	8/7/2024	1,845	30	30
Home Partners of America, Inc., Warrants	8/7/2024	830	91	90
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	381

Total			$21,839	$12,937

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2015 and December 31, 2014 generally reflect the volume of derivative activity throughout the periods presented.

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

The obligations of Halifax Funding under the TRS agreements are non-recourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $4.33 million if the TRS had been terminated as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, Halifax Funding had selected 50 and 49 underlying debt positions, respectively, and had posted $124.64 million and $115.70 million in collateral, respectively, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Settled notional amount	$296,569	$277,375
Unsettled additions	13,885	10,366

Total notional amount	$310,454	$287,741

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	March 31, 2015	December 31, 2014
Interest and fee income	$4,272	$3,545
Financing charge	(599)	(513)
Net realized gains (losses)	80	(26)
Net unrealized depreciation of TRS assets	(1,589)	(6,451)

TRS total fair value	$2,164	$(3,445)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest and fee income	$3,251	$1,682
Financing charges	(799)	(152)
Net realized gains (losses)	(29)	332

Net realized gains on derivative instruments related to the TRS	$2,423	$1,862

The following is a summary of the TRS assets (trade basis) as of March 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,850	$6,843	$(7)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	10,846	10,888	42
AssuredPartners, Inc.	Insurance	L + 400	1.00%	4/2/2021	9,474	9,479	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,965	3,950	(15)
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,669	(76)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,806	3,852	46
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	3,992	3,376	(616)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/15/2020	2,050	2,008	(42)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	12,895	12,928	33
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,821	59
Coyote Logistics, LLC (c)	Transportation	L + 525	1.00%	3/24/2022	8,910	8,988	78
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,925	4,970	45
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/28/2020	3,977	3,950	(27)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,938	4,978	40
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	10,379	10,369	(10)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,372	(32)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	4,919	4,977	58
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,383	(451)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,416	8,216	(200)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	9,750	9,981	231
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	7,936	7,932	(4)
Hillman Group, Inc.	Capital Goods	L + 350	1.00%	6/30/2021	12,909	12,971	62
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	14,181	14,320	139
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	6,956	6,960	4
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,744	(141)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,863	9,909	46
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,398	7,383	(15)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,864	8,911	47
OneStopPlus Group	Consumer Durables & Apparel	L + 375	1.00%	3/18/2021	352	346	(6)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,972	4,793	(179)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,875	4,895	20
Riverbed Technology, Inc. (c)	Technology Hardware & Equipment	L + 500	1.00%	2/25/2022	4,975	5,039	64
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,864	8,722	(142)
SGS International, Inc.	Media	L + 325	1.00%	10/17/2019	4,853	4,859	6
Surgery Center Holdings, Inc.	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	5,000	4,997	(3)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,982	3,941	(41)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,750	4,995	245
Travelport, LLC (b)	Software & Services	L + 475	1.00%	9/2/2021	3,940	4,018	78
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	7,120	6,985	(135)
Varsity Brands, Inc.	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	4,938	5,031	93
Wilton Brands, LLC	Materials	L + 625	1.25%	8/30/2018	3,051	3,031	(20)
Zayo Group, LLC (b)	Telecommunication Services	L + 300	1.00%	7/2/2019	13,188	13,332	144

Total Senior Secured Loans - First Lien					282,689	282,112	(577)

Senior Secured Loans - Second Lien
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,666	(355)
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,066	168
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,323	1,300	(23)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,885	(665)

Total Senior Secured Loans - Second Lien					18,792	17,917	(875)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,378	(262)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,798	123

Total Senior Secured Bonds					7,315	7,176	(139)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,015	13
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	645	(11)

Total Subordinated Debt					1,658	1,660	2

TOTAL					$310,454	$308,865	$(1,589)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of March 31, 2015.

(d) Investment was on non-accrual status as of March 31, 2015.

The following is a summary of the TRS assets (trade basis) as of December 31, 2014 (in thousands):

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

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$1,092,192	$1,135,325	$2,227,517
Subordinated debt	-	262,331	205,174	467,505
Structured products	-	-	88,810	88,810
Equity/Other	-	12,886	141,125	154,011

Subtotal	-	1,367,409	1,570,434	2,937,843
Short term investments	19,332	-	-	19,332

Total investments	$19,332	$1,367,409	$1,570,434	$2,957,175

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$59,421	$-	$59,421
Total return swaps	-	-	2,164	2,164

Total	$-	$59,421	$2,164	$61,585

	December 31, 2014

Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$976,274	$1,143,744	$2,120,018
Subordinated debt	-	236,896	196,859	433,755
Structured products	-	-	36,421	36,421
Equity/Other	-	5,069	125,308	130,377

Subtotal	-	1,218,239	1,502,332	2,720,571
Short term investments	629	-	-	629

Total investments	$629	$1,218,239	$1,502,332	$2,721,200

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$40,903	$-	$40,903
Liabilities
Total return swaps	-	-	(3,445)	(3,445)
Foreign currency forward contracts	-	(458)	-	(458)

Total	$-	$40,445	$(3,445)	$37,000

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and year ended December 31, 2014.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At March 31, 2015, the Company held 67 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.57 billion and 53.1% of the total investment portfolio. At December 31, 2014, the Company held 63 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.50 billion and 55.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

As of March 31, 2015
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,135,325	Discounted Cash Flow	Discount Rate	6.03% - 29.10% (11.69%)	Decrease
			Market Yield	5.97% - 29.4% (9.40%)	Decrease
			Yield Premium	0.00% - 6.50% (2.26%)	Decrease
			Weighted Average Cost of Capital	7.10% - 18.50% (10.91%)	Decrease
			EBITDA Multiple	4.25x - 12.10x (8.12x)	Increase
			Tangible Book Value Multiple	1.60x (1.60x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	196,991	Discounted Cash Flow	Discount Rate	11.42% - 20.05% (14.10%)	Decrease
			Market Yield	8.17% - 17.56% (10.28%)	Decrease
			Yield Premium	4.25% (4.25%)	Decrease
			Weighted Average Cost of Capital	9.75% - 19.50% (13.74%)	Decrease
			EBITDA Multiple	6.80x - 12.25x (9.81x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	8,183	Option Pricing Model	EBITDA Multiple	10.60x (10.60x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	0.94% (0.94%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	2.75 years (2.75 years)	Increase
Structured Products	88,810	Discounted Cash Flow	Discount Rate	10.50% - 17.57% (15.04%)	Decrease
Equity/Other	45,233	Market Comparables	EBITDA Multiple	5.50x - 10.60x (8.80x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discounts	10.00% - 15.00% (11.64%)	Decrease
	3,191	Option Pricing Model	EBITDA Multiple	5.40x - 12.10x (11.33x)	Increase
			Implied Volatility	30.00% - 45.00% (32.43%)	Increase
			Risk Free Rate	0.94% - 1.35% (1.14%)	Increase
			Term	2.75 years - 4.00 years (3.08 years)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Illiquidity Discounts	0.00% - 15.00% (9.81%)	Decrease
	62,685	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	1.12% (1.12%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	29,734	Net Asset Value	Net Asset Value	N/A	Increase
	282	Discounted Cash Flow	Discount Rate	12.40% (12.40%)	Decrease
Total	$1,570,434

As of December 31, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,143,744	Discounted Cash Flow	Discount Rate	6.07% - 20.50% (11.49%)	Decrease
			Market Yield	5.89% - 19.69% (8.98%)	Decrease
			Yield Premium	0.00% - 6.50% (1.88%)	Decrease
			Weighted Average Cost of Capital	6.60% - 17.85% (10.78%)	Decrease
			EBITDA Multiple	4.25x - 17.00x (8.34x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	186,805	Discounted Cash Flow	Discount Rate	11.37% - 20.11% (13.89%)	Decrease
			Market Yield	8.08% - 17.51% (10.15%)	Decrease
			Yield Premium	3.80% - 4.00% (3.91%)	Decrease
			Weighted Average Cost of Capital	9.45% - 19.50% (13.33%)	Decrease
			EBITDA Multiple	6.50x - 13.50x (9.53x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,487	Option Pricing Model	EBITDA Multiple	10.30x (10.30x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	1.10% (1.10%)	Increase
			Term	3.00 years (3.00 years)	Increase
	567	Market Comparables	EBITDA Multiple	4.00x (4.00x)	Increase
Structured Products	36,421	Discounted Cash Flow	Discount Rate	10.95% - 15.50% (11.33%)	Decrease
Equity/Other	47,210	Market Comparables	EBITDA Multiple	5.30x - 10.50x (8.68x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discount	10.00% - 15.00% (12.22%)	Decrease
	4,256	Option Pricing Model	EBITDA Multiple	10.30x - 13.50x (13.27x)	Increase
			Implied Volatility	30.00% - 45.00% (31.07%)	Increase
			Risk Free Rate	1.10% - 1.28% (1.27%)	Increase
			Term	3.00 years - 4.00 years (3.93 years)	Increase
			Illiquidity Discount	0.00% - 10.00% (9.28%)	Decrease
	49,094	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	5.47% (5.47%)	Increase
			Illiquidity Discount	3.50% (3.50%)	Decrease
	23,206	Net Asset Value	Net Asset Value	N/A	Increase
	1,542	Discounted Cash Flow	Discount Rate	12.30% - 13.10% (12.90%)	Decrease
Total	$1,502,332

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three months ended March 31, 2015 and 2014 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended March 31, 2015
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	79,534	27,049	50,000	21,157	-	177,740
Net realized gains (losses) (2)	330	(15)	-	-	2,423	2,738
Net change in unrealized appreciation (depreciation) (3)	(36,874)	(17,629)	2,389	(4,183)	5,609	(50,688)
Sales or repayments (4)	(52,327)	(1,464)	-	(1,157)	(2,423)	(57,371)
Net discount accretion	918	374	-	-	-	1,292
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of March 31, 2015	$1,135,325	$205,174	$88,810	$141,125	$2,164	$1,572,598

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2015 (3)	$(36,403)	$(18,472)	$4,987	$(4,183)	$5,609	$(48,462)

	Three Months Ended March 31, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	133,693	540	-	20,087	-	154,320
Net realized gains (losses) (2)	14	652	(13)	-	1,862	2,515
Net change in unrealized appreciation (depreciation) (3)	6,883	3,847	5,068	(635)	(1,092)	14,071
Sales or repayments (4)	(51,021)	(2,954)	(3,310)	(24)	(1,862)	(59,171)
Net discount accretion	469	166	(1)	-	-	634
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of March 31, 2014	$701,314	$174,172	$57,319	$44,099	$769	$977,673

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2014 (3)	$7,333	$4,134	$5,102	$(635)	$(1,092)	$14,842

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2015 and 2014. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

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

The Company is a party to an investment advisory agreement with CNL, as amended (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee (referred to as an investment advisory fee) equal to an annual rate of 2% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets includes unrealized depreciation, appreciation and collateral posted with the custodian in connection with the TRS, and excludes deferred offering expenses. CNL also earns performance-based incentive fees comprised of the following two parts:

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the three months ended March 31, 2015, the Company reimbursed the Advisors $0.80 million in expenses related to the Follow-On Offering, or 0.4% of gross offering proceeds of the Follow-On Offering.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. Through December 31, 2014, CNL also received reimbursement payments from the Company for professional services provided by certain officers of the Company.

Related party fees, expenses and reimbursement of expenses incurred by the Company during the three months ended March 31, 2015 and 2014 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2015	2014
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$16,753	$11,579

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	15,135	10,681

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	7,983	5,163

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-

CNL and KKR	Investment Advisory Agreement: Organization and offering expenses reimbursement(3)	800	1,225

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	188	306

CNL	Administrative Services Agreement: Administrative and compliance services(4)	363	538

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the three months ended March 31, 2015 and 2014, $5.11 million and $5.28 million, respectively, of subordinated incentive fees on income were paid to the Advisors.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the three months ended March 31, 2015 and 2014 (in thousands):

Incentive Fee on Capital Gains for the Three Months Ended March 31,	2015	2014
Accrued incentive fee on capital gains as of January 1,	$-	$11,128
Incentive fee on capital gains expense during the three months ended March 31,	-	4,623
Less: Incentive fee on capital gains paid to the Advisors during the three months ended March 31,	-	(2,323)

Accrued incentive fee on gains as of March 31,	-	13,428
Less: Accrued incentive fee on capital gains attributable to unrealized gains unearned by the Advisors as of March 31,	-	(13,428)

Incentive fee on capital gains earned by and payable to the Advisors as of March 31,	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Organization and Offering Expenses Reimbursement for the Three Months Ended March 31,	2015	2014
Offering expenses reimbursement payable as of January 1,	$272	$240
Additional offering expenses deferred during the three months ended March 31,	800	1,225
Offering expenses reimbursements payable as of March 31,	(371)	(494)

Offering expenses reimbursements paid to the Advisors during the three months ended March 31,	$701	$971

Outstanding unreimbursed offering expenses (net of amounts payable) as of March 31,	$-	$1,516

(4)	Includes $0.14 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the three months ended March 31, 2014.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.54 million and $0.21 million during the three months ended March 31, 2015 and 2014, respectively.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnifications to its officers, directors, agents, and certain other persons. As of March 31, 2015, management believed that the risk of incurring any losses for such indemnification was remote.

7.      Fee Income

Fee income, which is non-recurring, consisted of the following (in thousands):

Fee Income	Three Months Ended March 31,
	2015	2014
Capital structuring fees	$1,538	$210
Amendment fees	8,063	53
Other	-	13

Total	$9,601	$276

8.      Distributions

The Company’s board of directors declared distributions for 13 and 12 record dates in the three months ended March 31, 2015 and 2014, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions for the three months ended March 31, 2015 and 2014 are presented in the tables below (in thousands, except per share amounts).

	2015			2014
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.20	$45,830	100.0%	$0.18	$26,763	100.0%
From net investment income	0.17	39,190	85.5	0.11	15,778	59.0
From realized gains	0.03	6,640	14.5	0.07	10,985	41.0

On December 19, 2014, January 28, 2015, February 25, 2015 and March 18, 2015, the Company’s board of directors declared distributions for January 2015, February 2015, March 2015 and April 2015, respectively. Distributions are and/or will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declaration Distribution Per Share Per Record Date
January 6, 13, 20, and 27, 2015	January 28, 2015	$0.015483
February 3, 10, 17, and 24, 2015	February 25, 2015	$0.015483
March 3, 10, 17, 24, and 31, 2015	April 1, 2015	$0.015483
April 7, 14, 21, and 28, 2015	April 29, 2015	$0.015483

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the three months ended March 31, 2015 and 2014 (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	16,812,623	$ 183,198	10,930,795	$ 122,746
Commissions and Marketing Support Fees	-	(16,753)	-	(11,579)

Net Proceeds to Company	16,812,623	166,445	10,930,795	111,167
Reinvestment of Distributions	1,444,063	14,296	2,095,496	21,311

Net Proceeds from Offering	18,256,686	$ 180,741	13,026,291	$ 132,478

Average Net Proceeds Per Share	$9.90		$10.17

As of March 31, 2015, the Company has sold 239.72 million shares of common stock through the Offerings, including reinvestment of distributions, for a total gross proceeds of $2.62 billion.

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

The following table is a summary of the share repurchases completed during the three months ended March 31, 2015 and 2014 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased /Total Offer	Price Paid per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00

10.	Borrowings

The Company’s outstanding borrowings as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility(1)	$150,000	$150,000	$150,000	$340,000	$47,000	$47,000
BNP Credit Facility(1)	200,000	85,000	85,000	200,000	100,450	100,450
Senior Secured Revolving Credit Facility(1)	655,000(2)	230,000	230,000	655,000(2)	230,000	230,000

Total credit facilities	1,005,000	465,000	465,000	1,195,000	377,450	377,450
2014 Senior Secured Term Loan	396,000	396,000	394,322(3)	397,000	397,000	395,228(3)

Total borrowings	$1,401,000	$861,000	$859,322	$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Comprised of outstanding principal less the unaccreted original issue discount.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2015 were 3.05% and 3.0 years, respectively, and as of December 31, 2014 were 3.24% and 3.2 years, respectively.

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

Interest on the Deutsche Bank Credit Facility is charged at the rate of three-month LIBOR plus 1.85%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% to 0.75%. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stated interest expense	$450	$1,412
Unused commitment fees	186	98
Amortization of deferred financing costs	106	151

Total interest expense	$742	$1,661

Weighted average interest rate	2.2%	2.4%
Average borrowings	$85,322	$244,273

The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding.

BNP Credit Facility

In 2013, Paris Funding became a party to a revolving credit facility with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which it may borrow up to $200 million (the “BNP Credit Facility”). Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. Paris Funding may terminate the BNP Credit Facility with 180 days’ notice. If certain margin and collateral requirements, minimum net assets or other covenants are not met, the BNP Credit Facility could be deemed in default and result in termination. Absent a default or facility termination event, BNP is required to provide Paris Funding with 364 days’ notice prior to terminating the BNP Credit Facility.

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stated interest expense	$181	$296
Unused commitment fees	167	199
Amortization of deferred financing costs	-	116

Total interest expense	$348	$611

Weighted average interest rate	1.3%	1.3%
Average borrowings	$56,988	$94,239

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of March 31, 2015 and December 31, 2014, Paris Funding had investments with a fair value of $245.21 million and $258.34 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the three months ended March 31, 2015 and 2014. As of March 31, 2015, there were no securities rehypothecated by BNP.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $655 million as of March 31, 2015, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stated interest expense	$1,545	$1,888
Unused commitment fees	398	69
Amortization of deferred financing costs	429	244

Total interest expense	$2,372	$2,201

Weighted average interest rate	2.8%	3.1%
Average borrowings	$230,000	$246,409

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2015 and each of the next four years, in aggregate, as of March 31, 2015 were as follows (in thousands):

2015	$3,000
2016	4,000
2017	4,000
2018	4,000
2019	381,000

$396,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Term Loan for the three months ended March 31, 2015 were as follows (in thousands):

Three Months Ended March 31, 2015
Stated interest expense	$3,970
Accretion of original issue discount	94
Amortization of deferred financing costs	265

Total interest expense	$4,329

Weighted average interest rate	4.2%
Average borrowings	$396,978

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2015 and December 31, 2014, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2015, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$1,090

Unfunded delayed draw loans:
Pacific Union Financial, LLC	14,272
Marshall Retail Group, LLC	1,200

15,472

Unfunded unsecured bonds:
The Rockport Company, LLC	28,516

Unfunded equity commitments:
Orchard Marine, Ltd.	28,233
Star Mountain SMB Multi-Manager Credit Platform, LP	57,295
Home Partners of America, Inc.	44,100
KKR BPT Holdings Aggregator, LLC	14,500

144,128

Total Unfunded Commitments	$189,206

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2015, the Company’s unfunded debt commitments have a fair value of approximately ($0.43) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2015, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2015 and December 31, 2014.

12.	Income Taxes

During the three months ended March 31, 2015, the Company recorded foreign income tax expense of $0.11 million. $0.09 million of this expense represents foreign tax withholding is recorded net against the related interest income in the condensed consolidated statements of operations. There was no federal and state income tax expense for the three months ended March 31, 2015; however, the Company recorded additional deferred tax assets of approximately $0.17 million and a corresponding valuation allowance for the results of the Taxable Subsidiaries. The deferred tax assets are primarily comprised on net operating losses and unrealized depreciation in investments and the valuation allowance was recorded as the Company believes it is more likely than not the deferred tax asset would not be realized in a future period.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.79	$10.00

Net Investment Income(1)	0.17	0.14
Net Realized and Unrealized Gain (Loss)(1)(2)	(0.03)	0.16

Net Increase Resulting from Investment Operations	0.14	0.30

Distributions from Net Investment Income(3)	(0.17)	(0.11)
Distributions from Realized Gains(3)	(0.03)	(0.07)

Net Decrease Resulting from Distributions to Common Shareholders	(0.20)	(0.18)

Issuance of common stock above net asset value(5)	0.01	0.01
Repurchases of common stock(6)	—	—

Net Increase Resulting from Capital Share Transactions	0.01	0.01

Net Asset Value, End of Period	$9.74	$10.13

INVESTMENT RETURNS
Total Investment Return-Net Price(7)	0.4%	1.4%
Total Investment Return-Net Asset Value(8)	1.5%	3.1%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net Assets, End of Period	$2,307,064	$1,577,408
Average Net Assets(9)	$2,222,769	$1,498,679
Average Borrowings(9)	$769,288	$584,921
Shares Outstanding, End of Period	236,833	155,727
Weighted Average Shares Outstanding	227,625	149,009

Ratios to Average Net Assets:(9)
Total Operating Expenses	1.56%	1.95%
Net Investment Income	1.76%	1.38%
Total Investment Income	3.33%	3.33%
Portfolio Turnover Rate	1%	16%
Asset Coverage Ratio(10)	3.20	4.62

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.

(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

14.	Subsequent Events

On April 14, 2015, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 4,919,566 shares of common stock at a cash price of $9.74 per share. The tender offer will expire on May 27, 2015 at 5:00 pm central time.

On April 27, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on May 5, 2015 through and including May 26, 2015.

During the period April 1, 2015 through May 8, 2015, the Company received additional net proceeds of approximately $91.49 million from its Follow-On Offering, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2014 and Item 1A in Part II of this Quarterly Report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”), collectively, the “Advisors,” which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provides the administrative services necessary for us to operate.

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

As of March 31, 2015, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain payment-in-kind (“PIK”) interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generate interest income and fees, such amounts, net of the financing expenses, are recognized as (i) realized gains pursuant to generally accepted accounting principles (“GAAP”) when payable to us quarterly and (ii) unrealized gains for any accrued but unpaid amounts.

Operating Expenses

Our primary operating expenses include an investment advisory fee and, depending on our operating results, performance-based incentive fees, interest expense, administrative expenses, custodian and accounting fees, other third-party professional services and expenses and amortization of deferred offering expenses. The investment advisory fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2015 and December 31, 2014, and the three months ended March 31, 2015 and 2014:

	March 31,	December 31,
As of (in thousands, except ratios, share and per share amounts)	2015	2014
Total assets	$3,275,912	$2,971,720
Adjusted total assets (Total assets, net of payable for investments purchased)	$3,201,045	$2,936,832
Investments in portfolio companies	$2,937,843	$2,720,571
Borrowings - credit facilities and term loan, net of discount	$859,322	$772,678
Deemed borrowings (TRS implied leverage classified as senior securities)	$185,814	$172,041
Net assets	$2,307,064	$2,145,821
Net asset value per share	$9.74	$9.79
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	33%	32%

Activity for the Three Months Ended	March 31,
(in thousands, except ratios, share and per share amounts)	2015	2014
Average net assets	$2,222,769	$1,498,679
Average borrowings under credit facilities and term loan	$769,288	$584,921
Cost of investments purchased	$407,247	$286,051
Sales, principal payments and other exits	$136,521	$427,409
Net investment income	$39,190	$20,711
Net realized gains on investments, derivative instruments and foreign currency transactions	$18,722	$10,985
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$(26,128)	$12,796
Net increase in net assets resulting from operations	$31,784	$44,492
Total distributions declared	$45,830	$26,763
Net investment income before unearned incentive fees per share	$0.17	$0.16
Net investment income per share	$0.17	$0.14
Earnings per share	$0.14	$0.30
Distributions declared per share outstanding for the entire period	$0.20	$0.18

Summary of Common Stock Offerings for the Three Months Ended	March 31,
(in thousands, except ratios, share and per share amounts)	2015	2014
Gross proceeds, excluding reinvestment of distributions	$183,198	$122,746
Net proceeds to Company, excluding reinvestment of distributions	$166,445	$111,167
Reinvestment of distributions	$14,296	$21,311
Average net proceeds per share	$9.90	$10.17
Shares issued in connection with Offerings, excluding reinvestment of distributions	16,812,623	10,930,795
Shares issued in connection with reinvestment of distributions	1,444,063	2,095,496

Business Environment

Although financial conditions have improved significantly since the recession of 2008-2009, our directly originated investments continue to have higher all-in yields than comparable secondary market debt; therefore, we maintain a focus on directly originated investment opportunities. Corporate credit fundamentals have improved and default activity has decreased dramatically over the prior three years and remains at historically low levels. As the capital markets environment has improved, new issue volumes have risen to unprecedented levels primarily from large corporate issuers. Despite the relative ease with which large companies are able to access capital, there remain a substantial number of companies that, for a variety of reasons, are unable to access the syndicated debt markets on attractive terms. In the United States, access is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Given these market conditions, it is our ongoing view that providing senior and subordinated debt capital to such companies represents an attractive risk-adjusted return. Since receiving our SEC Exemptive Order allowing Co-Investment Transactions, directly originated investments have grown to approximately 50% of our Investment Portfolio. Furthermore, we believe future lending opportunities are likely to expand given the current regulatory setting, gradual Federal Reserve tapering, and a potential change in the current Central Bank-subsidized low-interest rate environment.

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

We do believe regulations that burden commercial bank-lending practices will continue to expand the investment opportunities for non-bank investors and investment entities. We maintain a degree of caution as we progress through 2015 recognizing that credit defaults remain abnormally low and are likely unsustainable. We believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the Three Months ended March 31, 2015 and 2014

The following table summarizes our investment activity as of and for the three months ended March 31, 2015 and 2014, excluding our short term investments:

	Investment Activity Summary as of and for the Three Months Ended March 31, ($ in thousands)
	2015		2014
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$2,937,843	$308,865	$1,812,586	$39,956
Incremental Purchases	$407,247	$27,491	$286,051	$20,926
Investment Sales	$33,346	$1,041	$304,509	$35,659
Principal Payments	$103,175	$8,882	$122,900	$160
No. Portfolio Companies	116	49	89	18
Portfolio Company Additions	9	4	10	4
Portfolio Company Exits	(5)	(2)	(15)	(6)
No. Debt Investments	133	50	98	18
Debt Investment Additions	12	6	19	4
Debt Investment Exits	(6)	(5)	(24)	(6)
No. Structured Product Investments	4	—	3	—
No. Equity/Other Investments	25	—	8	—

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 25 and 16 debt investment positions and 36 and 16 portfolio companies in common as of March 31, 2015 and 2014, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2015 and 2014 were ($50.61) million and $14.58 million, respectively, for our Investment Portfolio, and $5.61 million and ($1.09) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at cost, totaled approximately $151.55 million for the three months ended March 31, 2015, representing 50.4% of approximately $300.75 million in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the three months ended March 31, 2015 and 2014 and the status of originated investments held in the Investment Portfolio as of March 31, 2015 and December 31, 2014:

	March 31,
Originated Investment Activity for the Three Months Ended ($ in thousands)	2015	2014
Number of originated investments, by issuer	2	4
Total amount of originated investments, at cost	$151,550	$126,056
Originated investments as a percentage of total investment activity	37.2%	44.1%
Fee income recognized in connection with originated investments	$1,538	$210

Originated Investments Summary as of ($ in thousands)	March 31, 2015	December 31, 2014
Total originated investments, at fair value	$1,492,694	$1,405,625
Total originated investments as a percentage of total Investment Portfolio, at fair value	50.8%	51.7%
Estimated forward-looking annual yield of originated debt investments (1)(2)	10.2%	10.8%

(1)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The estimated forward-looking annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 0.4% and 1.5%, respectively, as of March 31, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of March 31, 2015 and December 31, 2014, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	March 31, 2015		December 31, 2014
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,321,705	$1,278,117	$1,152,555	$1,128,244
Senior secured loans - second lien	797,354	780,543	858,829	843,957
Senior secured bonds	179,621	168,857	154,125	147,817

Total senior debt	2,298,680	2,227,517	2,165,509	2,120,018
Subordinated debt	515,956	467,505	459,004	433,755
Structured products	83,721	88,810	33,721	36,421
Equity/Other	157,417	154,011	129,658	130,377

Total	$3,055,774	$2,937,843	$2,787,892	$2,720,571

	TRS Portfolio as of (in thousands)
	March 31, 2015		December 31, 2014
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$282,689	$282,112	$255,966	$250,662
Senior secured loans - second lien	18,792	17,917	22,802	21,932
Senior secured bonds	7,315	7,176	7,315	7,066

Total senior debt	308,796	307,205	286,083	279,660
Subordinated debt	1,658	1,660	1,658	1,630

Total	$310,454	$308,865	$287,741	$281,290

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of March 31, 2015 and December 31, 2014:

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Percent of debt portfolio	68.0%	67.5%	96.4%	96.1%
Percent of floating rate debt investments with interest rate floors	96.8%	97.9%	98.7%	98.6%
Weighted average interest rate floor	1.1%	1.1%	1.0%	1.0%
Weighted average coupon spread to base rate	733 bps	748 bps	425 bps	419 bps
Weighted average years to maturity	5.3	5.4	3.2	5.3

Fixed interest rate debt investments:
Percent of debt portfolio	32.0%	32.5%	3.6%	3.9%
Weighted average coupon rate	10.6%	10.9%	9.9%	9.9%
Weighted average years to maturity	5.2	5.3	5.4	5.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.251% and 0.275%, and 0.231% and 0.243% during the three months ended March 31, 2015 and 2014, respectively, and the terminal value was 0.271% and 0.256% on March 31, 2015 and December 31, 2014, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our estimated forward-looking annual yield on debt investments was 9.5% as of March 31, 2015, compared to 10.0% as of December 31, 2014. The change is partly attributable to an increase in our investment concentration in first lien senior secured loans which generally have lower interest rates than second lien loans or subordinated debt. As of March 31, 2015, our first lien senior secured loans were 43.3% of our Investment Portfolio as compared to 41.3% as of December 31, 2014, based on amortized cost. The estimated forward-looking annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return - net price and total investment return – net asset value were 0.4% and 1.5%, respectively, for the three months ended March 31, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$26,906	0.9%	$21,536	0.8%	$4,977	1.6%	$27,610	9.8%
B+	213,287	7.3	161,172	5.9	23,190	7.5	47,837	17.0
B	277,021	9.5	174,797	6.4	61,092	19.8	127,542	45.3
B-	355,328	12.1	331,145	12.2	143,899	46.6	53,309	19.0
CCC+	563,354	19.2	617,925	22.7	61,704	20.0	9,162	3.3
CCC	159,169	5.4	156,206	5.7	5,449	1.8	4,575	1.6
CCC-	7,280	0.2	53,089	2.0	4,885	1.5	11,255	4.0
D	9,965	0.3	567	—	3,669	1.2	—	—
Not rated	1,325,533	45.1	1,204,134	44.3	—	—	—	—

Total	$2,937,843	100.0%	$2,720,571	100.0%	$308,865	100.0%	$281,290	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	March 31, 2015	December 31, 2014
Total number of all investments with PIK feature	21	22
Par value of all investments with PIK feature	$555,719	$609,971
Number of originated investments with PIK feature and active PIK election	8	9
Par value of originated investments with PIK feature and active PIK election	$350,948	$402,244
Total number of all investments that have active PIK election	16	17
Par value of all investments that have active PIK election	$444,454	$498,706
Percent of debt investment portfolio with active PIK election, at par value	15.7%	18.5%

	March 31,
PIK Interest Income Activity for the Three Months Ended (in thousands)	2015	2014
PIK interest income	$6,808	$7,075
PIK interest income as a percentage of interest income	10.6%	14.2%
PIK interest income as a percentage of total investment income	9.2%	14.2%

As of March 31, 2015, our Investment Portfolio consisted of 116 portfolio companies, diversified across 20 industry classifications, as compared to our Investment Portfolio as of December 31, 2014 that consisted of 112 portfolio companies, diversified across 21 distinct industry classifications. As of March 31, 2015, the TRS Portfolio consisted of 49 portfolio companies, diversified across 16 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2014 that consisted of 47 portfolio companies, diversified across 15 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of March 31, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Durables & Apparel	$433,253	14.8%	$458,310	16.8%	$—	—%	$9,072	3.2%
Software & Services	417,617	14.2	394,377	14.5	71,510	23.2	68,344	24.3
Capital Goods	280,308	9.5	226,158	8.3	37,785	12.2	37,966	13.5
Energy	231,986	7.9	226,564	8.3	—	—	—	—
Retailing	217,575	7.4	218,902	8.0	24,994	8.1	19,445	6.9
Commercial & Professional Services	184,692	6.3	58,540	2.2	2,008	0.7	2,009	0.7
Technology Hardware & Equipment	197,848	6.7	181,005	6.7	8,417	2.7	3,303	1.2
Health Care Equipment & Services	149,072	5.1	187,834	6.9	24,768	8.0	31,296	11.1
Diversified Financials	140,423	4.8	139,597	5.1	—	—	—	—
Telecommunications Services	111,169	3.8	80,584	3.0	18,288	5.9	18,033	6.4
Automobiles & Components	110,006	3.7	118,322	4.3	—	—	—	—
Materials	104,982	3.6	96,320	3.5	13,657	4.4	3,669	1.3
Food & Staples Retailing	84,315	2.9	74,289	2.7	7,802	2.5	7,697	2.7
Transportation	71,473	2.4	63,510	2.3	8,988	2.9	—	—
Media	59,086	2.0	43,915	1.6	27,287	8.8	27,251	9.7
Consumer Services	49,738	1.7	48,047	1.8	8,646	2.8	8,363	2.9
Real Estate	35,227	1.2	28,213	1.0	12,821	4.2	—	—
Food, Beverage & Tobacco	22,929	0.8	39,108	1.4	8,920	2.9	8,758	3.1
Remaining Industries	36,144	1.2	36,976	1.6	32,974	10.7	36,084	13.0

Total	$2,937,843	100.0%	$2,720,571	100.0%	$308,865	100.0%	$281,290	100.0%

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

Liquidity

As of March 31, 2015, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Cash Equivalents	$47,286
Short Term Investments	19,332
Credit Facilities-Effective Borrowing Capacity (1)	504,191

Total	$570,809

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of March 31, 2015.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. As of March 31, 2015, we had approximately 110 million additional shares of common stock available for sale through the Follow-On Offering. In addition, our Shelf Registration Statement, which was declared effective on January 16, 2015, provides us the ability of offer, from time to time, up to $750 million of debt and/or equity securities, on terms to be determined at the time of each such offering.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015				As of December 31, 2014
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility (1)	$150,000	$150,000	$150,000		$340,000	$47,000	$47,000
BNP Credit Facility (1)	200,000	85,000	85,000		200,000	100,450	100,450
Senior Secured Revolving Credit Facility (1) (2)	655,000	230,000	230,000		655,000	230,000	230,000

Total credit facilities	1,005,000	465,000	465,000		1,195,000	377,450	377,450
2014 Senior Secured Term Loan	396,000	396,000	394,322	(3)	397,000	397,000	395,228	(3)

Total	$1,401,000	$861,000	$859,322		$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions. As of January 9, 2015, CCT Funding LLC (“CCT Funding”) entered into an amendment to the Deutsche Bank Credit Facility whereby the aggregate amount of commitments thereunder was decreased by $190 million, for a total facility size of $150 million.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million as of March 31, 2015 and December 31, 2014.
(3)	Comprised of outstanding principal less unaccreted original issue discount.

For the three months ended March 31, 2015 and 2014, our total all-in cost of financing, including fees and expenses, was 4.17% and 3.14%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.4 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of March 31, 2015, the posted collateral of $124.64 million equaled 40.1% of the total notional amount, as compared to $115.70 million, or 40.2% of the total notional amount as of December 31, 2014. The minimum required collateral amount (40% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $124.18 million as of March 31, 2015.

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

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of March 31, 2015.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2015 and 2014:

	Three Months Ended
(in thousands, except per share amounts)	Per Share	Amount
March 31, 2015 (13 record dates)	$0.201279	$45,830
March 31, 2014 (12 record dates)	$0.180048	$26,763

Approximately 51% of the distributions we declared in each of the three months ended March 31, 2015 and 2014 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the three months ended March 31, 2015. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2015 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” to the unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of March 31, 2015, the fair value of our investments totaled $2.94 billion for our Investment Portfolio and $308.86 million for our TRS Portfolio. The majority of our investments at March 31, 2015 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2015 and 2014. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Total investment income	$73,954	$49,933
Net operating expense	(34,742)	(29,222)
Income tax expense	(22)	—

Net investment income	39,190	20,711
Net realized gains	18,722	10,985
Net change in unrealized appreciation (depreciation)	(26,128)	12,796

Net increase in net assets resulting from operations	$31,784	$44,492

Investment income

Investment income consisted of the following for the three months March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Interest income	$57,393	$42,578
Payment-in-kind interest income	6,808	7,075
Fee income	9,601	276
Dividend and other income	152	4

Total investment income	$73,954	$49,933

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $2.79 billion during the three months ended March 31, 2015, as compared to $1.82 billion during the same period in 2014, for an increase of 53.6%, based on par value. Interest income as a percentage of our average investment balance decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in our investment concentration in first lien senior secured loans which generally have lower interest rates than second lien loans or subordinated debt. As of March 31, 2015, our first lien senior secured loans were 43.3% of our Investment Portfolio, as compared to 35.8% as of March 31, 2014, based on amortized cost. In addition, the decrease in interest income as a percentage of our average investment balance quarter over quarter is partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees and discounts upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $2.0 million and $7.37 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, 10.6% of our total interest income was attributable to PIK interest income, as compared to 14.2% for the same period in 2014. We expect our portfolio of debt investments will continue to grow and, accordingly, we expect further moderate increases in interest income in future periods. As of March 31, 2015, our estimated forward-looking debt portfolio yield was 9.5% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2015, approximately 68.0% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Interest income earned on TRS assets is not included in investment income in the unaudited condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation on derivatives for amounts not yet received from the counterparty as of period end.

The increase in fee income for the three months ended March 31, 2015 was primarily due to an amendment fee received in the amount of $7.76 million from one of our portfolio companies seeking financial covenant relief and increase in capital structuring fees earned related to our Co-Investment Transactions. Capital structuring fees are transaction based fees and are non-recurring. Going forward, we expect to earn additional structuring service fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed unconsolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Investment advisory fees	$15,135	$10,681
Interest expense	7,798	4,481
Performance-based incentive fees	7,983	9,786
Offering expense	1,443	1,875
Administrative services	714	684
Professional services	538	519
Custodian and accounting fees	270	196
Director fees and expenses	126	167
Other	735	833

Total operating expenses	$34,742	$29,222

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three months ended March 31, 2015 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Subordinated Incentive fee on income	$7,983	$5,163
Incentive fee on capital gains	—	4,623

Total performance-based incentive fees	$7,983	$9,786

Subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. As discussed in Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. In addition, for financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio and derivative instruments in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year.

The components of incentive fees on capital gains consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Incentive fees accrued on net realized gains (1)	$—	$1,703
Incentive fees accrued for GAAP purposes on unrealized gains (2)	—	2,920

	$—	$4,623

(1)	Amount is based on cumulative realized gains, net of cumulative realized and unrealized losses, since inception, less prior incentive fees paid. The incentive fee earned and payable to the Advisors is determined at the end of each calendar year.
(2)	This amount is not payable to the Advisors. Represents accrual for GAAP reporting purposes only for incentive fee on cumulative unrealized gains since inception.

The Advisors did not earn any incentive fee on capital gain for the three months ended March 31, 2015 or the year ended December 31, 2014. As of March 31, 2015, we had unrealized losses of $112.34 million in excess of our cumulative realized net capital gains since inception. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$6,146	$3,597
Unused commitment fees	751	366
Amortization of deferred financing costs	807	518
Accretion of discount on term loan	94	—

Total interest expense	$7,798	$4,481

The increase in interest expense during the three months ended March 31, 2015 was primarily attributable to the 2014 Senior Secured Term Loan that we entered into on May 20, 2014 in the amount of $400.0 million. The 2014 Senior Secured Term Loan also increased our all-in cost of financing, including fees and expenses, to 4.17%, as compared to 3.14% for the same period in 2014 due to having a higher stated interest rate as compared to our other credit facilities and the amortization of upfront fees incurred on both our Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses - In general, our other operating expenses increased quarter over quarter due to increased administrative and professional services associated with our owning a larger portfolio of investments.

During the three months ended March 31, 2015 and 2014, the ratio of annualized core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense, and organization and offering expenses) to average net assets was 0.44% and 0.65% respectively. As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of shareholders. Effective on January 1, 2015, we no longer reimburse CNL for certain personnel expenses as described in the Administrative Services Agreement. These personnel expenses were approximately $0.24 million for the three months ended March 31, 2014.

Net realized gain and losses - Net realized gains and losses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net realized gains (losses) on investments	$(6,322)	$12,198
Net realized gains (losses) on derivative instruments	26,388	(191)
Net realized losses on foreign currency transactions	(1,344)	(1,022)

Net realized gains	$18,722	$10,985

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net gains (losses) on investments for each of the periods presented. The change in the amount of net realized gains (losses) on investments for the three months ended March 31, 2015 and 2014 was partially due to a decrease in investment sales during the first quarter of 2015. The amount of gains or losses realized upon investment sales will not bear a direct relationship to the volume of investment sales because such sales are driven largely by portfolio management and liquidity decisions, rather than by the gains to be realized upon the sale.

Our net realized gains on derivative instruments for the three months ended March 31, 2015 was comprised of realized gains on the TRS and foreign currency forward contracts of $2.42 million and $23.97 million, respectively. Our net realized losses on derivative instruments for the three months ended March 31, 2014 was comprised of a realized gain on the TRS of $1.86 million and realized losses on foreign currency forward contracts of $2.05 million. See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period. The change in realized gains and losses on foreign currency forward contracts was due to the combined impact of the increase in the notional amount of foreign currency forward contracts, plus the effect of currency changes over the term of the related contracts. Foreign currency forward contracts with a net notional amount of $203.64 million settled during the three months ended March 31, 2015 as compared to $50.68 million for the same period in 2014.

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2015 and 2014, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net change in unrealized appreciation (depreciation) on:
Investments	$(50,610)	$14,582
Derivative instruments	24,585	(173)
Foreign currency translation	(103)	(1,613)

Net change in unrealized appreciation (depreciation)	$(26,128)	$12,796

The unrealized depreciation on investments recorded during the three months ended March 31, 2015 was comprised of a $2.45 million net decline in the fair value of our investments denominated in U.S. dollars and a $48.16 million net decline in the fair value of our investments that were denominated in foreign currencies. The decline in fair value of our foreign investments consisted of a $7.26 million decline in the fair value of the investments and a $40.90 million decline related to foreign exchange rate conversions due to the strengthening of the U.S. dollar. We have entered into foreign currency forward contracts to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. The net unrealized appreciation of the foreign currency forward contracts increased by $18.98 million during the three months ended March 31, 2015, as presented in the table below. Additionally, we realized gains of $23.97 million on foreign currency forward contracts that settled during the three months ended March 31, 2015. Therefore, the combined appreciation related to foreign currency movements was $2.05 million. Further strengthening of the U.S. dollar, or other changes in foreign currency exchange rates could impact our earnings to the extent that our investments denominated in foreign currencies are not hedged or the hedges are not effective. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on our earnings. The total net change in unrealized depreciation including the impact of our hedges for the three months ended March 31, 2015 of $31.63 million represents 1.1% of the average investments for the corresponding period, excluding short-term investments.

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$26,784	$27,504
Unrealized depreciation	(79,555)	(8,361)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	2,161	(4,561)

Total net unrealized appreciation (depreciation)	$(50,610)	$14,582

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$3,673	$842
Realized gain (loss) on TRS assets	80	(92)
Receipt of prior period unsettled amounts	(3,006)	(1,676)
Unrealized appreciation (depreciation) on TRS assets	4,862	(166)

	5,609	(1,092)

Net change in unrealized appreciation on foreign currency forward contracts:
Unrealized appreciation	38,352	194
Unrealized depreciation	—	(1,705)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(19,376)	2,430

	18,976	919

Net change in unrealized appreciation (depreciation) on derivative instruments	$24,585	$(173)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

While the notional amount of outstanding foreign currency forward contracts decreased from $480.63 million as of December 31, 2014 to $463.67 million as of March 31, 2015, the unrealized appreciation on foreign currency forward contracts has increased as a result of the strengthening of the U.S. Dollar against other major currencies during the three months ended March 31, 2015.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014.

Adjusted net investment income

Our net investment income totaled $39.19 million ($0.17 per share) and $20.71 million ($0.14 per share) for the three months ended March 31, 2015 and 2014, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees and expense support from our Advisors, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2015 and 2014; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net investment income (GAAP)	$39,190	$20,711
Add: Estimated unearned performance-based incentive fees	—	2,920

Adjusted net investment income (non-GAAP)	$39,190	$23,631

Net investment income per share (GAAP)	$0.17	$0.14

Adjusted net investment income per share (non-GAAP)	$0.17	$0.16

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

The following table shows the TRS interest income and financing charges for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Interest and fee income included in TRS fair value	$4,272	$903
Financing charges included in TRS fair value	(599)	(61)

Subtotal	3,673	842
Interest and fee income included in TRS net realized gains	3,251	1,682
Financing charges included in TRS net realized gains	(799)	(152)
Less: amounts included in prior period fair value	(3,032)	(1,703)

TRS net interest spread	$3,093	$669

TRS Net interest spread per share	$0.01	$0.00

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $161.24 million and $146.97 million during the three months ended March 31, 2015 and 2014, respectively. The most significant increase in net assets during the three months ended March 31, 2015 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $180.74 million and $132.48 million, respectively. Our operations resulted in net assets increasing $31.78 million and $44.49 million during the three months ended March 31, 2015 and 2014, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $45.83 million and $26.76 million and the repurchase of shares of common stock in the amount of $5.45 million and $3.23 million during the three months ended March 31, 2015 and 2014, respectively.

Our net asset value per share was $9.74 and $10.13 on March 31, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.20 and $0.18 per share during the three months ended March 31, 2015 and 2014, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 1.5% and 3.09% (not annualized) for shareholders who held our shares over the entire three-month period ending March 31, 2015 and 2014, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 45.8% (see first chart below), or an annualized return of 10.5% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 31.2% (see first chart below), or an annualized return of 7.4% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 18.7% and 30.4%, respectively, in the period from June 17, 2011 to March 31, 2015.

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

Public Offering Price/Share	$10.00	$11.05	$11.30
Net Offering Price/Share	$ 9.00	$ 9.95	$10.17
Distributions/Share	$ 2.95	$ 1.63	$ 0.82
Terminal Value/Share (NAV)	$ 9.74	$ 9.74	$ 9.74

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at March 31, 2015 equal to net asset value of $9.74 per share and (iv) distributions payable to shareholders as of March 31, 2015.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2. “Significant Accounting Policies” to our unaudited condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. “Investments,” in the accompanying unaudited condensed consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its initial transaction price and subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our unaudited condensed consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on the significant presence of investments classified as Level 3 as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Fair value of investments classified as Level 3	$1,570,434	$1,502,332
Total fair value of investments	$2,957,175	$2,721,200
% of fair value classified as Level 3	53.1%	55.2%
Number of positions classified as Level 3	67	63
Total number of positions	164	154
% of positions classified as Level 3	40.9%	40.9%
Fair value of individual positions classified as Level 3:
Highest fair value	$108,270	$109,556
Lowest fair value	$30	$32
Average fair value	$23,439	$23,847

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2015 and December 31, 2014 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of March 31, 2015, assuming all other estimates remain unchanged, would otherwise result in a $74.78 million overstatement of net change in unrealized appreciation on investments, a $0.12 million overstatement of our investment advisory fees payable to our Advisors, a $74.66 million overstatement of our net increase in net assets resulting from operations, a $0.33 overstatement in our earnings per share and a $0.32 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the investment advisory fee and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns the investment advisory fee equal to an annual rate of 2% of our average gross assets (including unrealized appreciation or depreciation on the TRS and collateral posted with the custodian in connection with the TRS, but excluding deferred offering expenses), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

The reimbursement rate was 0.4% of gross offering proceeds during the three months ended March 31, 2015. As of March 31, 2015, the Advisors had incurred $7.11 million for offering expenses from the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of March 31, 2015. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreement.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of March 31, 2015, our unfunded investment commitments totaled $189.21 million. We believe we maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

Borrowings –As discussed above under “Capital Resources and Liquidity — Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of March 31, 2015, the credit facilities provided for $504.19 million of additional borrowing capacity. (See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for expanded discussion of the revolving credit facilities and 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at March 31, 2015 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$85,000	$85,000	$—	$—	$—
Deutsche Bank Credit Facility	150,000	—	150,000	—	—
Senior Secured Revolving Credit Facility	230,000	—	230,000	—	—
2014 Senior Secured Term Loan	396,000	4,000	8,000	384,000	—
Interest and Credit Facilities Fees Payable(1)	92,530	29,321	45,585	17,624	—

Total	$953,530	$118,321	$433,585	$401,624	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of March 31, 2015.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in the accompanying unaudited condensed consolidated financial statements and Part III - Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the three months ended March 31, 2015 and 2014, we did not engage in interest rate hedging activities.

As of March 31, 2015, approximately 68.0% of our portfolio of debt investments (excluding TRS assets), or approximately $1.92 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At March 31, 2015, approximately 96.8% of our portfolio of variable interest rate debt investments, or approximately $1.86 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At March 31, 2015, we held an aggregate investment position of $62.11 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 3.2% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “— Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan”), all of our borrowing as of March 31, 2015 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility, (ii) the maximum commitment amount in our BNP Credit Facility and (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average direct interest rate would decrease by approximately 24 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of March 31, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as, the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than approximately 200 basis points, the increase in interest expense exceeds the hypothetical increase in interest income associated with our floating rate debt investments due to the base rate floors on those investments; for a persistent LIBOR increase of approximately 200 basis points or more, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of March 31, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

			(in millions, except per share amounts)
	Par Amount	Weighted Avg. Floor	Increases in LIBOR
			+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$62.11		$0.258	$0.515	$0.773	$1.031
Base rate floor	$1,860.22	1.1%	0.000	3.544	11.575	19.732

Increase in Floating Rate Interest Income			$0.258	$4.059	$12.348	$20.763

		Base Rate Spread
BNP Credit Facility	$85.00	110 bps	$(0.425)	$(0.850)	$(1.275)	$(1.700)
Deutsche Bank Credit Facility	$150.00	185 bps	(0.750)	(1.500)	(2.250)	(3.000)
Senior Secured Revolving Credit Facility	$230.00	250 bps	(1.150)	(2.300)	(3.450)	(4.600)
2014 Senior Secured Term Loan	$396.00	325 bps	(0.082)	(2.062)	(4.042)	(6.022)

Increase to Floating Rate Interest Expense			(2.407)	(6.712)	(11.017)	(15.322)

Change in Floating Rate Net Interest Income, before TRS			(2.149)	(2.653)	1.331	5.441
Net change in TRS unrealized appreciation (depreciation) (1)			(1.552)	(2.747)	(3.600)	(4.454)

Overall Change in Floating Rate Net Interest Income, including TRS			$(3.701)	$(5.400)	$(2.269)	$0.987

Change in Floating Rate Net Interest Income Per Share Outstanding as of March 31, 2015			$(0.02)	$(0.02)	$(0.01)	$0.00

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 80 bps per annum on the settled notional amount of TRS assets. As of March 31, 2015, 96.4% of the TRS assets, or approximately $301.38 million measured at par value, featured floating or variable interest rates. At March 31, 2015, 98.7% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $297.38 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.0%. As of March 31, 2015, the total notional amount of the portfolio of TRS assets was $310.45 million, and the settled notional amount was $296.57 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of March 31, 2015 and that the TRS notional amount would equal $310.45 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 32.0% of our debt Investment Portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2015. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2015, approximately 43.5% of our fixed interest rate debt investments, or approximately $361.56 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.4 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.4%, all other financial and market factors assuming to remain unchanged. A 4.4% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $15.76 million, or a 0.7% decline in net assets relative to $9.74 net asset value per share as of March 31, 2015.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of March 31, 2015, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of March 31, 2015. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2015, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of March 31, 2015			Reduction in Fair Value as of March 31, 2015 if 10% Adverse Change in Exchange Rate (2)	As of March 31, 2015
(in thousands)		Par Value/ Cost in Local Currency (1)	Par Value/ Cost in US$ (1)	Fair Value		Foreign Currency Forward Contracts Amount in Local Currency		Foreign Currency Forward Contracts Amount in U.S. Dollars
Euros		€277,912	$306,738	$265,642	$26,564		€259,053	$327,560
British Pound Sterling		£73,359	108,820	87,657	8,766		£64,500	103,074
Australian Dollars	A$	37,956	29,092	26,973	2,697	A$	36,489	33,032
Swedish Kronor	SEK	97,249	15,145	9,927	993	SEK	—	—

Total			$459,795	$390,199	$39,020			$463,666

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and the U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of March 31, 2015, the net contractual amount of our foreign currency forward contracts totaled $463.67 million, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2015, we did not have any amounts outstanding denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three months ended March 31, 2015, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in a net realized and unrealized losses of $1.45 million. Our foreign currency forward contracts, employed for hedging purposes, generated net realized and unrealized gains of $42.95 million during the three months ended March 31, 2015. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the following:

We are exposed to risks resulting from the current low interest rate environment.

Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Floating interest rate investments tied to certain indices that tend to lag behind the market may perform better in a falling interest rate environment, while floating interest rate investments tied to other indices, such as LIBOR, may do better in a rising rate environment. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base rate) and typically, every three months, the base rates are reset to then prevailing three-month LIBOR.

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

The sale or likelihood of the sale of a large number of outstanding shares prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.

The ability of our shareholders to liquidate their investment in our shares of common stock is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of our shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2015.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

10.39	Fifth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 9, 2015.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)