Form 10-Q
period 2015-06-30
Corporate Capital Trust, Inc.
filed 2015-08-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock of the registrant outstanding as of August 11, 2015 was 263,239,499.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,004,861 and $2,569,096, respectively) - including $309,410 and $258,344, respectively, of investments pledged to creditors (Note 10)	$2,936,034	$2,512,428
Non-controlled, affiliated investments (amortized cost of $259,928 and $213,925, respectively)	231,119	203,272
Controlled, affiliated investments (amortized cost of $109,100 and $5,500, respectively)	110,775	5,500

Total investments, at fair value (amortized cost of $3,373,889 and $2,788,521, respectively)	3,277,928	2,721,200
Cash	83,182	46,388
Cash denominated in foreign currency (cost of $45,662 and $618, respectively)	45,650	589
Collateral on deposit with custodian	162,640	115,700
Dividends and interest receivable	43,773	32,523
Receivable for investments sold	6,377	—
Principal receivable	2,403	1,420
Unrealized appreciation on derivative instruments	46,450	40,903
Receivable from advisors	1,124	—
Deferred offering expense	1,673	2,612
Prepaid and other deferred expenses	9,720	10,385

Total assets	3,680,920	2,971,720

Liabilities
Revolving credit facilities	630,000	377,450
Term loan payable, net of discount	393,417	395,228
Payable for investments purchased	163,135	34,888
Shareholders’ distributions payable	19,534	—
Accrued investment advisory fees	5,810	4,964
Unrealized depreciation on derivative instruments	2,859	3,903
Accrued directors’ fees	95	57
Accrued performance-based incentive fees	—	5,108
Other accrued expenses and liabilities	3,716	4,301

Total liabilities	1,218,566	825,899
Commitments and contingencies ($230,577 as of June 30, 2015, Note 11)

Net Assets	$2,462,354	$2,145,821

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 254,563,581 and 219,131,729 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$255	$219
Paid-in capital in excess of par value	2,517,418	2,166,554
Undistributed (distributions in excess of) net investment income	(3,270)	9,099
Accumulated net realized gains	335	335
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(52,384)	(30,386)

Net assets	$2,462,354	$2,145,821

Net asset value per share	$9.67	$9.79

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $73, $-, $163 and $-, respectively)	$59,817	$37,115	$116,470	$79,693
Non-controlled, affiliated investments	749	—	1,489	—

Total interest income	60,566	37,115	117,959	79,693

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	5,204	6,568	8,511	13,643
Non-controlled, affiliated investments	3,959	4,006	7,460	4,006

Total payment-in-kind interest income	9,163	10,574	15,971	17,649

Fee income:
Non-controlled, non-affiliated investments	1,883	1,086	11,484	1,362

Total fee income	1,883	1,086	11,484	1,362

Dividend and other income:
Non-controlled, non-affiliated investments	147	6	188	10
Non-controlled, affiliated investments	407	577	518	577

Total dividend and other income	554	583	706	587

Total investment income	72,166	49,358	146,120	99,291

Operating expenses
Investment advisory fees	17,002	11,264	32,137	21,945
Interest expense	8,276	5,730	16,074	10,211
Performance-based incentive fees	—	1,817	7,983	11,603
Offering expenses	1,198	1,799	2,641	3,674
Administrative services	600	708	1,314	1,392
Professional services	829	531	1,367	1,050
Custodian and accounting fees	311	182	581	378
Director fees and expenses	194	124	320	291
Other	977	670	1,712	1,503

Total operating expenses	29,387	22,825	64,129	52,047

Net investment income before taxes	42,779	26,533	81,991	47,244
Income tax expense	19	—	41	—

Net investment income	42,760	26,533	81,950	47,244

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(21,367)	2,133	(27,689)	14,331
Derivative instruments	3,185	(587)	29,573	(778)
Foreign currency transactions	716	(1,324)	(628)	(2,346)

Net realized gains (losses)	(17,466)	222	1,256	11,207

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	22,597	6,264	(12,159)	15,362
Non-controlled, affiliated investments	(2,202)	3,301	(18,156)	8,785
Controlled, affiliated investments	1,575	—	1,675	—
Derivative instruments	(17,994)	(3,128)	6,591	(3,301)
Foreign currency translation	154	3,164	51	1,551

Net change in unrealized appreciation (depreciation)	4,130	9,601	(21,998)	22,397

Net realized and unrealized gains (losses)	(13,336)	9,823	(20,742)	33,604

Net increase in net assets resulting from operations	$29,424	$36,356	$61,208	$80,848

Net investment income per share	$0.17	$0.16	$0.35	$0.30

Diluted and basic earnings per share	$0.12	$0.22	$0.26	$0.51

Weighted average number of shares of common stock outstanding (basic and diluted)	246,999,983	165,959,193	237,366,041	157,531,139

Distributions declared per share	$0.20	$0.20	$0.40	$0.38

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Six Months Ended June 30,
	2015	2014
Operations
Net investment income	$81,950	$47,244
Net realized gains on investments, derivative instruments and foreign currency transactions	1,256	11,207
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(21,998)	22,397

Net increase in net assets resulting from operations	61,208	80,848

Distributions to shareholders from
Net investment income	(81,950)	(47,244)
Net realized gains	(1,256)	(11,207)
Distributions in excess of net investment income (Note 8)	(12,369)	(1,482)

Net decrease in net assets resulting from shareholders’ distributions	(95,575)	(59,933)

Capital share transactions
Issuance of shares of common stock	322,139	306,156
Reinvestment of shareholders’ distributions	39,102	38,289
Repurchase of shares of common stock	(10,341)	(6,349)

Net increase in net assets resulting from capital share transactions	350,900	338,096

Total increase in net assets	316,533	359,011
Net assets at beginning of period	2,145,821	1,430,434

Net assets at end of period	$2,462,354	$1,789,445

Capital share activity
Shares issued from subscriptions	32,539,230	30,103,786
Shares issued from reinvestment of distributions	3,949,739	3,764,891
Shares repurchased	(1,057,117)	(631,233)

Net increase in shares outstanding	35,431,852	33,237,444

Distributions in excess of net investment income at end of period	$(3,270)	$(7,378)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net increase in net assets resulting from operations	$61,208	$80,848
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(990,813)	(811,400)
Increase (decrease) in payable for investments purchased	128,247	(17,863)
Payment-in-kind interest capitalized	(14,601)	(15,497)
Proceeds from sales of investments	188,774	394,557
Proceeds from principal payments	239,091	249,471
Net realized losses (gains) on investments	27,689	(14,331)
Net change in unrealized (appreciation) depreciation on investments	28,640	(24,147)
Net change in unrealized (appreciation) depreciation on derivative instruments	(6,591)	3,301
Net change in unrealized appreciation on foreign currency translation	(51)	(1,551)
Amortization of premium/discount, net	(4,215)	(3,051)
Amortization of deferred financing costs	1,573	1,250
Accretion of discount on term loan payable	189	38
(Increase) decrease in short-term investments, net	(31,293)	128,475
Increase in collateral on deposit with custodian	(46,940)	(22,049)
Increase in dividends and interest receivable	(11,216)	(3,228)
(Increase) decrease in receivable for investments sold	(6,377)	46,453
Increase in principal receivable	(983)	(13)
Increase in receivable from advisors	(1,124)	—
Decrease in other assets	493	19
Increase (decrease) in accrued investment advisory fees	846	(3)
Decrease in accrued performance-based incentive fees	(5,108)	(1,167)
Decrease in other accrued expenses and liabilities	(547)	(1,411)

Net cash used in operating activities	(443,109)	(11,299)

Proceeds from issuance of shares of common stock	322,139	306,156
Payments on repurchases of shares of common stock	(10,341)	(6,349)
Distributions paid	(36,939)	(36,567)
Repayments under term loan payable	(2,000)	(1,000)
Borrowings under revolving credit facilities	517,000	539,000
Repayments of revolving credit facilities	(264,450)	(746,330)
Deferred financing costs paid	(462)	(6,929)

Net cash provided by financing activities	524,947	47,981

Effect of exchange rate changes on cash	17	—

Net increase in cash	81,855	36,682
Cash and cash denominated in foreign currency, beginning of period	46,977	86,205

Cash and cash denominated in foreign currency, end of period	$128,832	$122,887

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$14,140	$9,640

Excise taxes paid	$1,302	$—

Distributions reinvested	$39,102	$38,289

Distributions payable	$19,534	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Senior Secured Loans—First Lien—55.9%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021		$20,063	$19,870	$20,147
Algeco/Scotsman (LU)	(g)(h)(i)(m)(n)(p)	Consumer Durables & Apparel	15.75% PIK		5/1/2018		33,302	32,641	19,825
AltEn, LLC	(h)(j)(k)	Energy	L + 900	1.00%	9/12/2018		29,610	27,123	25,028
American Freight, Inc.	(e)(h)	Retailing	L + 625	1.00%	10/31/2020		32,526	32,379	32,748
Amtek Global Technology Pte. Ltd. (SG)	(g)(h)(i)(l)(EUR)	Automobiles & Components	E + 800	1.00%	11/10/2019		€71,577	85,359	77,630
Applied Systems, Inc.	(e)(m)	Software & Services	L + 325	1.00%	1/25/2021		$651	647	651
BeyondTrust Software, Inc.	(e)(h)	Software & Services	L + 700	1.00%	9/25/2019		12,948	12,821	12,858
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021		4,006	3,936	4,026
Caesars Entertainment Operating Co., Inc.	(e)(i)(m)(n)	Consumer Services	L + 725		3/1/2017		10,800	10,163	9,708
California Pizza Kitchen, Inc.	(e)(m)	Food & Staples Retailing	L + 425	1.00%	3/29/2018		18,338	17,671	18,150
Charlotte Russe, Inc.	(e)	Retailing	L + 550	1.25%	5/22/2019		4,478	4,455	4,287
	(e)		L + 550	1.25%	5/22/2019		18,291	18,138	17,514
CityCenter Holdings, LLC	(e)(m)	Real Estate	L + 325	1.00%	10/16/2020		5,919	5,870	5,936
Coyote Logistics, LLC	(j)(o)	Transportation	L + 525	1.00%	3/26/2022		7,432	7,449	7,497
David’s Bridal, Inc.	(e)(m)	Retailing	L + 375	1.25%	10/11/2019		8,368	8,148	8,044
Distribution International, Inc.	(e)(m)	Retailing	L + 500	1.00%	12/10/2021		6,392	6,331	6,423
Emerald Performance Materials, LLC	(j)(m)	Materials	L + 350	1.00%	7/30/2021		650	647	651
Exemplis Corp.	(e)(h)	Commercial & Professional Services	L + 650	1.00%	3/23/2022		67,777	67,122	68,172
Football Association of Ireland (IE)	(g)(h)(i)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020		€43,615	58,493	49,332
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,754	1,747	1,761
Greystone & Co., Inc.	(e)(h)	Diversified Financials	L + 800	1.00%	3/26/2021		33,749	33,239	33,312
Grocery Outlet, Inc.	(e)(m)	Food & Staples Retailing	L + 375	1.00%	10/21/2021		2,968	2,977	2,974
Gymboree Corp.	(e)	Retailing	L + 350	1.50%	2/23/2018		11,892	10,958	8,532
Hanson Building Products North America	(e)(i)(o)	Materials	L + 550	1.00%	3/13/2022		21,308	21,090	21,368
Harbor Freight Tools USA, Inc.	(e)(m)	Capital Goods	L + 375	1.00%	7/26/2019		2,931	2,937	2,948
Hillman Group, Inc.	(e)(m)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021		833	835	836
iPayment, Inc.	(e)(m)	Software & Services	L + 525	1.50%	5/8/2017		36,163	35,951	36,027
Jacuzzi Brands, Inc. (LU)	(e)(g)(h)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,823	20,118
Jacuzzi Brands, Inc.	(e)(g)(h)	Capital Goods	L + 650	1.25%	7/3/2019		19,234	18,952	19,234
KeyPoint Government Solutions, Inc.	(e)(h)	Capital Goods	L + 650	1.25%	11/13/2017		34,374	34,007	34,718
Keystone Australia Holdings, Pty. Ltd. (AU)	(g)(h)(i)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	28,207	22,260
Koosharem, LLC	(e)(m)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,861	42,457	42,660
Kurt Geiger Ltd. (UK)	(g)(h)(i)(p)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£47,099	77,534	74,933

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Marshall Retail Group, LLC	(e)(h)	Retailing	L + 600	1.00%	8/25/2020	$16,720	$	16,561	$	15,765
MCS AMS Sub-Holdings, LLC	(e)	Commercial & Professional Services	L + 600	1.00%	10/15/2019	43,793		42,813		38,976
MSX International, Inc.	(j)	Software & Services	L + 500	1.00%	8/18/2020	8,646		8,260		8,711
Neiman Marcus Group, LLC	(e)(m)	Retailing	L + 325	1.00%	10/25/2020	4,951		4,882		4,929
New Enterprise Stone & Lime Co., Inc.	(e)(h)	Capital Goods	L + 700	1.00%	2/12/2019	56,298		56,297		56,627
Nine West Holdings, Inc.	(e)(m)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	13,486		13,260		11,867
P & L Development, LLC	(h)(j)(p)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK		5/1/2020	56,298		55,753		55,960
Pacific Union Financial, LLC	(h)(j)	Diversified Financials	L + 800	1.00%	5/31/2019	49,562		48,871		47,324
Paradigm Acquisition Corp.	(e)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	11,091		10,929		11,036
Petroplex Acidizing, Inc.	(e)(h)	Energy	L + 725	1.00%	12/4/2019	36,438		35,942		35,882
Proserv Acquisition, LLC	(e)(i)	Energy	L + 538	1.00%	12/22/2021	27,393		21,640		23,284
Proserv Acquisition, LLC (UK)	(e)(g)(i)	Energy	L + 538	1.00%	12/22/2021	16,078		12,702		13,666
Raley’s	(e)	Food & Staples Retailing	L + 625	1.00%	4/10/2022	29,966		28,928		29,909
RedPrairie Corp.	(e)(m)	Software & Services	L + 500	1.00%	12/21/2018	26,410		25,396		25,470
Riverbed Technology, Inc.	(e)(m)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	7,710		7,673		7,800
Surgery Center Holdings, Inc.	(e)(m)	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	14,760		14,693		14,788
Sutherland Global Services, Inc.	(i)(j)(m)	Software & Services	L + 500	1.00%	4/23/2021	12,668		12,378		12,758
Sutherland Global Services, Inc. (KY)	(g)(i)(j)	Software & Services	L + 500	1.00%	4/23/2021	2,949		2,883		2,970
TIBCO Software, Inc.	(j)(m)(o)	Software & Services	L + 550	1.00%	12/4/2020	53,877		52,150		53,945
Travelport, LLC (LU)	(e)(g)(i)(m)	Software & Services	L + 475	1.00%	9/2/2021	19,652		19,429		19,724
TTM Technologies, Inc.	(e)(i)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	11,980		11,562		11,830
Tweddle Group, Inc.	(e)(h)	Automobiles & Components	L + 675	1.00%	4/7/2020	44,065		43,130		43,851
Waste Pro USA, Inc.	(e)(h)	Transportation	L + 750	1.00%	10/15/2020	36,498		36,498		36,876
Willbros Group, Inc.	(h)(j)	Energy	L + 975	1.25%	12/15/2019	53,235		53,235		49,081
Z Gallerie, Inc.	(e)(h)	Retailing	L + 650	1.00%	10/8/2020	33,170		32,825		33,502
Total Senior Secured Loans—First Lien							$	1,418,667	$	1,376,839

Senior Secured Loans—Second Lien—37.7%
American Casino & Entertainment Properties, LLC	(e)	Consumer Services	L + 1000	1.25%	1/3/2020	$6,090	$	6,273	$	6,299
Angelica Corp.	(e)(h)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869		50,868		45,300
Applied Systems, Inc.	(e)(m)(o)	Software & Services	L + 650	1.00%	1/24/2022	41,884		42,247		42,093
AssuredPartners, Inc.	(e)	Insurance	L + 675	1.00%	4/2/2022	4,015		4,034		3,970
Brake Bros Ltd. (UK)	(g)(i)(p)(v)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£9,046		13,075		13,919
BRG Sports, Inc.	(j)(o)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$29,993		29,654		30,443
CTI Foods Holding Co., LLC	(e)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,935		22,697

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Deltek, Inc.	(e)(o)	Software & Services	L + 850	1.00%	6/17/2023	$62,369	$	61,746	$	62,837
Emerald Performance Materials, LLC	(j)	Materials	L + 675	1.00%	8/1/2022	2,041		2,031		2,035
Excelitas Technologies Corp.	(e)(h)(p)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021	109,821		109,821		108,521
Genoa, a QoL Healthcare Co., LLC	(e)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	6,403		6,340		6,435
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057		22,755		22,712
Grocery Outlet, Inc.	(e)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688		48,215		49,564
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(p)(EUR)	Retailing	12.00% PIK		1/31/2019	€3,287		3,489		3,274
	(g)(h)(i)(p)(EUR)		12.00% PIK		1/31/2019	24,142		27,198		24,048
Gypsum Management & Supply, Inc.	(e)(o)	Capital Goods	L + 675	1.00%	4/1/2022	$22,186		21,708		21,382
iParadigms Holdings, LLC	(e)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,197		24,244
Learfield Communications, Inc.	(e)(m)(o)	Media	L + 775	1.00%	10/8/2021	31,404		31,672		31,718
Lightower Fiber, LLC	(e)(o)	Telecommunication Services	L + 675	1.25%	4/12/2021	33,539		33,430		33,483
Maxim Crane, LP	(e)(m)	Capital Goods	L + 925	1.00%	11/26/2018	970		990		976
Misys Ltd. (UK)	(g)(i)(m)	Software & Services	12.00%		6/12/2019	3,000		3,290		3,275
NewWave Communications	(e)	Media	L + 800	1.00%	10/30/2020	13,712		13,675		13,507
P2 Energy Solutions, Inc.	(e)(i)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,272		69,357
	(e)(i)		L + 800	1.00%	4/30/2021	9,283		9,205		8,664
Polyconcept Finance B.V. (NL)	(g)(h)(i)(j)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		46,621
Progressive Solutions	(j)(m)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		20,999		21,145
RedPrairie Corp.	(e)(m)	Software & Services	L + 1000	1.25%	12/21/2019	39,868		37,602		36,841
Safety Technology Holdings, Inc.	(e)(h)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,785		30,691
SI Organization, Inc.	(e)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,520		56,093
Talbots, Inc.	(e)(o)	Retailing	L + 850	1.00%	3/19/2021	10,190		10,043		10,024
The TelX Group, Inc.	(e)(m)(o)	Telecommunication Services	L + 650	1.00%	4/9/2021	30,066		30,264		30,216
Valeo Foods Group Ltd. (IE)	(g)(h)(i)(w)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125		43,572		45,359
Total Senior Secured Loans—Second Lien							$	935,632	$	927,743

Senior Secured Bonds—8.5%
Altice International S.A.R.L. (LU)	(g)(i)(q)(r)	Media	6.63%		2/15/2023	$5,046	$	5,046	$	5,010
Artesyn Technologies, Inc.	(q)(r)	Technology Hardware & Equipment	9.75%		10/15/2020	37,723		37,154		37,440
Guitar Center, Inc.	(q)(r)	Retailing	6.50%		4/15/2019	27,676		27,225		25,324
Hot Topic, Inc.	(q)(r)	Consumer Durables & Apparel	9.25%		6/15/2021	3,556		3,641		3,734
iPayment, Inc.	(q)(r)	Software & Services	9.50%		12/15/2019	8,597		8,597		8,167
Louisiana Public Facilities Authority	(e)(h)(q)	Energy	L + 1000		1/1/2020	10,650		10,650		10,801
	(h)(q)		11.50%		1/1/2020	50,580		49,379		51,280

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
New Enterprise Stone & Lime Co., Inc.	(p)(r)	Capital Goods	7.00%, 6.00% PIK		3/15/2018	$36,980	$	38,652	$	39,846

OAG Holdings, LLC	(h)(p)	Energy	8.00%, 2.00% PIK		12/20/2020	20,623		18,164		10,126

Ryerson, Inc.	(m)	Materials	9.00%		10/15/2017	5,814		5,814		5,858

SquareTwo Financial Corp.	(r)	Banks	11.63%		4/1/2017	16,044		15,868		11,792

Towergate (UK)	(g)(i)(GBP)	Insurance	8.75%		4/2/2020	£936		1,402		1,456

Total Senior Secured Bonds							$	221,592	$	210,834

Total Senior Debt							$	2,575,891	$	2,515,416

Subordinated Debt—15.7%

Block Communications, Inc.	(q)(r)	Media	7.25%		2/1/2020	$463	$	474	$	472
Cemex Materials, LLC	(q)(r)	Materials	7.70%		7/21/2025	57,612		59,919		61,213

Cequel Communications Holdings, LLC	(q)(r)	Media	5.13%		12/15/2021	20,751		20,522		18,845
	(q)(r)		5.13%		12/15/2021	178		179		162
	(q)(r)		7.75%		7/15/2025	16,689		16,501		16,021

Ceridian Corp.	(r)	Commercial & Professional Services	11.00%		3/15/2021	9,605		10,270		10,157

CHS/Community Health Systems, Inc.	(i)(r)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		120

Datatel, Inc.	(m)(q)(r)	Software & Services	9.63%		12/1/2018	10,725		10,683		10,859

Essar Steel Algoma, Inc. (CA)	(g)(i)(p)(q)(r)	Materials	14.00% PIK		2/13/2020	4,897		4,219		2,889

Exemplis Corp.	(e)(h)(p)	Commercial & Professional Services	L + 700, 2.00% PIK		3/23/2020	25,115		25,115		25,448

GCI, Inc.	(r)	Telecommunication Services	6.75%		6/1/2021	2,430		2,423		2,460
	(r)		6.88%		4/15/2025	30,141		29,966		30,442

Global Closure Systems (FR)	(g)(h)(i)(p)(EUR)	Materials	13.00% PIK		11/15/2019	€21,536		28,254		23,941

Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(p)(EUR)	Retailing	15.00% PIK		11/11/2018	719		976		641

Hilding Anders (SE)	(g)(h)(i)(k)(p)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	98,621		118,086		98,042
	(g)(h)(i)(k)(n)(p)(EUR)		12.00% PIK		12/31/2023	17,653		939		458
	(g)(h)(i)(k)(p)(EUR)		18.00% PIK		12/31/2024	8,331		8,485		5,206

Hillman Group, Inc.	(q)(r)	Consumer Durables & Apparel	6.38%		7/15/2022	$14,662		14,517		13,856

Hot Topic, Inc.	(q)(r)	Consumer Durables & Apparel	12.00%		5/15/2019	10,532		10,468		10,690

IMS Health, Inc.	(i)(q)(r)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,913		9,798

JC Penney Corp., Inc.	(i)(r)	Retailing	5.65%		6/1/2020	8,440		6,511		7,617

Pharmaceutical Product Development, Inc.	(q)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.38%		10/15/2017	5,151		5,223		5,260

Summit Materials, LLC		Materials	10.50%		1/31/2020	10,670		11,698		11,617

The TelX Group, Inc.	(h)(p)	Telecommunication Services	13.50% PIK		7/9/2021	3,689		3,902		3,739

TIBCO Software, Inc.	(q)(r)	Software & Services	11.38%		12/1/2021	16,567		16,131		16,463

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Transdigm, Inc.	(i)(q)(r)	Capital Goods	6.50%		5/15/2025	1,485	$	1,485	$	1,470

Total Subordinated Debt							$	416,973	$	387,886

Structured Products—3.8%

Comet Aircraft S.A.R.L. (LU), Common Shares	(g)(h)(i)(s)*	Capital Goods				549,451	$	50,000	$	51,596

KKR BPT Holdings Aggregator, LLC, Membership Interest	(h)(i)(s)*	Diversified Financials				N/A		7,500		7,500

Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(g)(h)(i)(q)	Diversified Financials	10.75%		11/13/2018	$28,221		28,221		28,310

VSK Holdings Ltd. (KY), Class B Preferred Shares	(g)(h)(i)(k)(EUR)	Banks	7.77%		10/31/2020	6,650,429		—		5,190

Total Structured Products							$	85,721	$	92,596

Equity / Other—10.2%

AltEn, LLC, Membership Units	(h)(k)*	Energy				611	$	2,955	$	862

Cengage Learning Holdings II, LP, Common Stock	(m)	Media				227,802		7,529		6,321

Education Management Corp., Common Stock	(h)	Consumer Services				3,779,591		1,047		197
Education Management Corp., Warrants	(h)*				1/5/2022	2,320,791		371		60

Excelitas Technologies Corp., Class A Membership Interest	(h)*	Technology Hardware & Equipment				N/A		5,636		5,287

GA Capital Specialty Lending Fund, Limited Partnership Interest	(h)(i)	Diversified Financials				N/A		16,875		16,875

Genesys Telecommunications Laboratories, Inc., Common Stock	(h)*	Software & Services				5,775		449		876
Global Closure Systems (FR), Limited Partnership Interest	(g)(h)(i)*(EUR)	Materials				N/A		823		1,045
Gruppo Argenta S.p.A. (LU), Warrants	(g)(h)(i)*(EUR)	Retailing				225,289		5,342		2,573
Hilding Anders (SE), Class A Common Stock	(g)(h)(i)(k)*(SEK)	Consumer Durables & Apparel				1,394,288		132		6
Hilding Anders (SE), Class B Common Stock	(g)(h)(i)(k)*(SEK)					260,253		25		1
Hilding Anders (SE), Equity Options	(g)(h)(i)(k)*(SEK)				12/31/2020	236,160,807		14,988		7,265
Home Partners of America, Inc., Common Stock	(h)(k)*	Real Estate				51,450		51,223		52,549
Home Partners of America, Inc., Warrant Delivery Rights	(h)(k)*					792		13		15
Home Partners of America, Inc., Warrants	(h)(k)*				8/7/2024	1,962		214		239
Innovating Partners, LLC, Membership Interest	(h)(i)(s)	Diversified Financials				N/A		51,600		51,679
iPayment, Inc., Common Stock	(h)	Software & Services				538,144		1,988		1,627
Jones Apparel Group Holdings, Inc., Common Stock	(h)	Consumer Durables & Apparel				5,451		872		3,030
Keystone Australia Holdings, Pty. Ltd. (AU), Warrants	(g)(h)(i)(AUD)	Consumer Services				1,588,469		1,019		309
Kurt Geiger Ltd. (UK), Common Stock	(g)(h)(i)	Consumer Durables & Apparel				5,451		65		6,742
Nine West Holdings, Inc., Common Stock	(h)*	Consumer Durables & Apparel				5,451		6,541		3,778
OAG Holdings, LLC, Overriding Royalty Interest	(h)	Energy				N/A		2,354		245
Orchard Marine, Ltd. (VG), Class B Common Stock	(g)(h)(i)(k)*	Transportation				1,964		3,069		2,330

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Orchard Marine, Ltd. (VG), Series A Preferred Stock	(g)(h)(i)(k)		9.00%			33,634	$	32,676	$	33,928
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(h)(i)	Diversified Financials				N/A		38,578		37,189
Stuart Weitzman, Inc., Other	(h)	Consumer Durables & Apparel				N/A		—		1,399
SUN NewCo, Preference B Shares	(h)(i)(GBP)	Insurance				6,113,719		9,065		9,894
SUN NewCo, Common Shares A	(h)(i)(GBP)					16,450		—		—
Towergate (UK), Ordinary Shares	(g)(h)(i)(GBP)	Insurance				116,814		173		189
Willbros Group, Inc., Common Stock	*	Energy				2,810,814		7,760		3,598
Total Equity / Other							$	263,382	$	250,108

Total Investments, excluding Short Term Investments—131.8%							$	3,341,967	$	3,246,006

Short Term Investments—1.3%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(m)(t)		0.01%			26,282,279	$	26,282	$	26,282
State Street Institutional Liquid Reserves Fund, Institutional Class	(t)		0.06%			5,639,533		5,640		5,640
Total Short Term Investments							$	31,922	$	31,922

TOTAL INVESTMENTS—133.1% (u)							$	3,373,889	$	3,277,928

LIABILITIES IN EXCESS OF OTHER ASSETS—(33.1%)										(815,574)

NET ASSETS—100.0%									$	2,462,354

Collateral on Deposit with Custodian—6.6%
Bank of Nova Scotia—Certificate of Deposit			0.23%		9/30/2015	$162,640	$	162,640	$	162,640
Total Collateral on Deposit with Custodian							$	162,640	$	162,640

Derivative Instruments (Note 4)—1.8%
Foreign currency forward contracts	(h)(i)						$	—		42,402
Total return swaps	(h)(i)						$	—	$	1,189
Total Derivative Instruments							$	—	$	43,591

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2015 was 0.28%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(f)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2015 was 0.44%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(h)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 73.9% of the Company’s total assets represented qualifying assets as of June 30, 2015.

(j)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2015 was 0.19%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(k)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2015 represented 9.4% of the Company’s net assets. Fair value as of December 31, 2014 and June 30, 2015 along with transactions during the six months ended June 30, 2015 in these affiliated investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2015				Six Months Ended June 30, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2015	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(1,925)	$862	$-	$-	$-	$-
Term Loan	25,792	298		(1,062)	25,028	-	1,489	-	-
Hilding Anders
Subordinated Debt	110,973	7,221	-	(14,488)	103,706	-	7,460	-	-
Class A Common Stock	257	-	-	(251)	6	-	-	-	-
Class B Common Stock	48	-	-	(47)	1	-	-	-	-
Equity Options	11,724	-	-	(4,459)	7,265	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	29,282	-	1,044	52,549	-	-	-	-
Warrants	78	137	-	24	239	-	-	-	-
Warrants Delivery Rights	32	-	(19)	2	15	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(671)	2,330	-	-	-	-
Series A Preferred Stock	23,760	9,084	-	1,084	33,928	-	-	-	518
VSK Holdings, Ltd.
Class B Preferred Shares	2,597	-	-	2,593	5,190	-	-	-	-

Totals	$203,272	$46,022	$(19)	$(18,156)	$231,119	$-	$8,949	$-	$518

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	Includes payment-in-kind interest income.

(l)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at June 30, 2015 was 0.02%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(m)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of June 30, 2015.

(n)	Investment was on non-accrual status as of June 30, 2015.

(o)	Position or portion thereof unsettled as of June 30, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

(p)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements (amounts in thousands).

			Six Months Ended June 30, 2015
PIK Security Name	Local Currency	Local Par as of December 31, 2014	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of June 30, 2015	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	30,859	—	2,443	—	33,302	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,912	—	134	—	9,046	L + 625	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	1,438	—	—	10,725	9.63%	0.00%	10.38%
Eagle Midco, Inc. - 9.00%	USD	31,796	—	—	(31,796)	—	N/A	N/A	N/A
Education Management, LLC - 16.00% PIK	USD	1,403	—	—	(1,403)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. - 14.00% PIK	USD	4,570	—	327	—	4,897	14.00%	14.00%	14.00%
Excelitas Technologies Corp. - L + 975, 1.5% PIK	USD	108,997	—	824	—	109,821	L + 1125	1.50%	1.50%
Exemplis Corp. - L + 700, 2.00% PIK	USD	—	25,000	115	—	25,115	L + 900	2.00%	2.00%
Global Closure Systems - 13.00% PIK	EUR	20,221	—	1,315	—	21,536	13.00%	13.00%	13.00%
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	684	—	35	—	719	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	22,754	—	1,388	—	24,142	12.00%	12.00%	12.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	3,205	—	82	—	3,287	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	8,331	—	—	—	8,331	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	92,571	—	6,050	—	98,621	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	17,653	—	—	—	17,653	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	2,419	—	—	10,532	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	46,862	—	237	—	47,099	11.00%	1.00%	1.00%
New Enterprise Stone & Lime Co., Inc. - 7.00%, 6.00% PIK	USD	10,841	25,760	379	—	36,980	13.00%	6.00%	12.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,417	—	206	—	20,623	10.00%	2.00%	2.00%
P & L Development, LLC - L + 750, 1.00% PIK	USD	—	56,205	93	—	56,298	L + 850	1.00%	1.00%
Pharmaceutical Product Development, Inc. - 9.38%	USD	5,151	—	—	—	5,151	9.38%	0.00%	10.13%
Stuart Weitzman, Inc. - 11.50%	USD	56,918	—	—	(56,918)	—	N/A	N/A	N/A
The TelX Group, Inc. - 13.50% PIK	USD	3,457	—	232	—	3,689	13.50%	13.50%	13.50%
Towergate Finance PLC - 13.50% PIK	GBP	—	1,325	10	(1,335)	—	N/A	N/A	N/A

(q)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(r)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10, “Borrowings” for additional information.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2015

(in thousands, except share amounts)

(s)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2015 represented 4.5% of the Company’s net assets. Fair value as of December 31, 2014 and June 30, 2015 along with transactions during the six months ended June 30, 2015 in these controlled investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2015				Six Months Ended June 30, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L
Common Shares	$—	$50,000	$—	$1,596	$51,596	$—	$—	$—	$—
Innovating Partners, LLC Membership Interest	—	51,600	—	79	51,679	—	—	—	—
KKR BPT Holdings Aggregator, LLC
Membership Interest	5,500	2,000	—	—	7,500	—	—	—	—

Totals	$5,500	$103,600	$—	$1,675	$110,775	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(t)	7-day effective yield as of June 30, 2015.

(u)	As of June 30, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $51,027; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $146,988; the net unrealized depreciation was $95,961; the aggregate cost of securities for Federal income tax purposes was $3,373,889.

(v)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at June 30, 2015 was 0.58%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(w)	The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at June 30, 2015 was 0.51%. The current base rate for each investment may be different from the reference rate on June 30, 2015.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.766 as of June 30, 2015.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.109 as of June 30, 2015.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.572 as of June 30, 2015.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.120 as of June 30, 2015.

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

As of June 30, 2015, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

2.       Significant Accounting Policies (continued)

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

2.       Significant Accounting Policies (continued)

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

Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are generally based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

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

2.       Significant Accounting Policies (continued)

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

Interest Income - Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Generally, loan origination, closing, commitment and other fees received by the Company directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

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

Debt securities are placed on nonaccrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on nonaccrual status. Interest payments received on debt securities on nonaccrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on nonaccrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such investments are likely to remain current on interest payment obligations. The Company may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.

Fee Income - In its role as the Company’s investment sub-advisor, KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date.

The Company may also receive fees for commitments, amendments and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Dividend Income - Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if

2.       Significant Accounting Policies (continued)

the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Paid-In Capital - The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding selling commissions and marketing support fees.

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

Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.

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

Management Fees - The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This

2.	Significant Accounting Policies (continued)

accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Offering Expenses - Offering expenses incurred in connection with the Company’s Offerings, including reimbursement payments to the Advisors, but excluding selling commissions and marketing support fees, are accumulated monthly and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

The Company records expenses related to its Shelf Registration Statement as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services - Investment Companies. Such expenses relating to issuances of debt securities by the Company will be capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest or straight line method, as applicable.

Earnings per Share - Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions - Weekly distributions are generally declared by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of selling commissions and marketing support fees.

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

The Company recognizes in its condensed consolidated financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall – Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company and the Taxable Subsidiaries file federal and state tax returns, their major tax jurisdiction is federal.

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications - Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.       Significant Accounting Policies (continued)

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

As of June 30, 2015 and December 31, 2014, the Company’s investment portfolio consisted of the following (in thousands):

	As of June 30, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,418,667	$1,376,839	42.4%	55.9%
Senior secured loans – second lien	935,632	927,743	28.6	37.7
Senior secured bonds	221,592	210,834	6.5	8.5

Total senior debt	2,575,891	2,515,416	77.5	102.1
Subordinated debt	416,973	387,886	11.9	15.7
Structured products	85,721	92,596	2.9	3.8
Equity/Other	263,382	250,108	7.7	10.2

Subtotal	3,341,967	3,246,006	100.0%	131.8%

Short-term investments	31,922	31,922		1.3

Total investments	$3,373,889	$3,277,928		133.1%

	As of December 31, 2014
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,152,555	$1,128,244	41.5%	52.6%
Senior secured loans – second lien	858,829	843,957	31.0	39.3
Senior secured bonds	154,125	147,817	5.4	6.9

Total senior debt	2,165,509	2,120,018	77.9	98.8
Subordinated debt	459,004	433,755	16.0	20.2
Structured products	33,721	36,421	1.3	1.7
Equity/Other	129,658	130,377	4.8	6.1

Subtotal	2,787,892	2,720,571	100.0%	126.8%

Short-term investments	629	629		—

Total investments	$2,788,521	$2,721,200		126.8%

3.       Investments (continued)

As of June 30, 2015, debt investments on nonaccrual status represented 1.3% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2014, debt investments on nonaccrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short-term investments and derivative instruments, as of June 30, 2015 and December 31, 2014 were as follows:

Industry Composition	June 30, 2015	December 31, 2014
Software & Services	14.1%	14.5%
Consumer Durables & Apparel	12.1	16.8
Capital Goods	9.4	8.3
Energy	6.9	8.3
Diversified Financials	6.8	5.1
Retailing	6.3	8.0
Technology Hardware & Equipment	6.2	6.7
Commercial & Professional Services	5.7	2.2
Health Care Equipment & Services	4.7	6.9
Materials	4.0	3.5
Automobiles & Components	3.7	4.3
Food & Staples Retailing	3.5	2.7
Telecommunication Services	3.1	3.0
Media	2.8	1.6
Transportation	2.5	2.3
Food, Beverage & Tobacco	2.1	1.4
Pharmaceutical, Biotechnology & Life science	1.9	-
Real Estate	1.8	-
Consumer Services	1.2	1.8
Remaining Industries	1.2	2.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	78.0%	77.3%
Luxembourg	4.5	3.7
United Kingdom	3.5	3.8
Sweden	3.4	4.5
Ireland	2.9	2.0
Singapore	2.4	2.7
Netherlands	1.4	1.7
Cayman Islands	1.1	1.1
British Virgin Islands	1.1	1.0
Remaining Countries	1.7	2.2

Total	100.0%	100.0%

Local Currency
U.S. Dollar	85.6%	84.0%
Euro	9.0	11.0
British Pound Sterling	4.5	3.5
Australian Dollar	0.7	1.1
Swedish Krona	0.2	0.4

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.       Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	June 30, 2015	December 31, 2014
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	$45,261	$40,903
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(2,859)	(458)
TRS	Unrealized appreciation (depreciation) on derivative instruments	1,189	(3,445)

Total		$43,591	$37,000

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2015 and 2014 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2015	2014	2015	2014
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	$95	$(1,119)	$24,060	$(3,172)
TRS	Net realized gains on derivative instruments	3,090	532	5,513	2,394

Total		$3,185	$(587)	$29,573	$(778)

		Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2015	2014	2015	2014
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	$(17,019)	$(2,850)	$1,957	$(1,931)
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(975)	(278)	4,634	(1,370)

Total		$(17,994)	$(3,128)	$6,591	$(3,301)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2015.

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$1,189	$—	$—	$—	$1,189
J.P. Morgan Chase Bank	25,638	—	—	—	25,638
State Street Bank and Trust	19,623	—	—	—	19,623

Total	$46,450	$—	$—	$—	$46,450

4.       Derivative Instruments (continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$—	$—	$—	$—	$—
J.P. Morgan Chase Bank	487	—	—	—	487
State Street Bank and Trust	2,372	—	—	—	2,372

Total	$2,859	$—	$—	$—	$2,859

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

As of June 30, 2015, the net contractual notional balance of the Company’s foreign currency forward contracts totaled $555.36 million, all of which related to hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type.

	Debt Investments Denominated in Foreign Currencies As of June 30, 2015				Foreign Currency Forward Contracts As of June 30, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Amount in Local Currency		US$ Value at Settlement Date
Euros		€289,481	$322,728	$282,572		€301,110	$375,224
British Pound Sterling		£86,206	135,451	135,667		£93,625	147,101
Australian Dollars	A$	31,021	23,934	22,260	A$	36,489	33,032

Total			$482,113	$440,499			$555,357

4.       Derivative Instruments (continued)

As of June 30, 2015 and December 31, 2014, the Company’s open foreign currency forward contracts were as follows (in thousands):

June 30, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2015	Unrealized Appreciation (Depreciation)
AUD	Oct 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$28,004	$5,028
EUR	Jul 9, 2015	State Street Bank and Trust		€38,125 Sold	45,514	42,508	3,006
EUR	Oct 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	68,413	9,956
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,412	6,039	1,373
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€61,000 Sold	83,436	68,222	15,214
EUR	Jul 7, 2016	State Street Bank and Trust		€19,850 Sold	23,909	22,306	1,603
EUR	Oct 13, 2016	J.P. Morgan Chase Bank		€8,793 Sold	9,917	9,922	(5)
EUR	Oct 13, 2016	J.P. Morgan Chase Bank		€33,264 Sold	37,747	37,532	215
EUR	Jan 12, 2017	J.P. Morgan Chase Bank		€29,900 Sold	36,224	33,865	2,359
EUR	Jan 12, 2017	J.P. Morgan Chase Bank		€43,500 Sold	52,696	49,269	3,427
GBP	Oct 9, 2015	State Street Bank and Trust		£8,500 Sold	12,879	13,346	(467)
GBP	Jan 12, 2017	State Street Bank and Trust		£29,860 Sold	45,288	46,836	(1,548)
GBP	Jan 12, 2017	State Street Bank and Trust		£735 Bought	(1,122)	(1,152)	30
GBP	Apr 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,738	71,688	3,050
GBP	Apr 7, 2017	J.P. Morgan Chase Bank		£6,100 Sold	9,087	9,569	(482)
GBP	Apr 7, 2017	State Street Bank and Trust		£4,200 Sold	6,231	6,588	(357)

Total					$555,357	$512,955	$42,402

December 31, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$29,251	$3,781
EUR	Jan 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	20,572	2,347
EUR	Jan 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	52,639	6,969
EUR	Jan 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	20,455	2,390
EUR	Jan 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,396	163
EUR	Jan 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	19,361	2,874
EUR	Jan 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	13,432	1,682
EUR	Jan 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	13,432	1,680
EUR	Jan 8, 2015	State Street Bank and Trust		€3,650 Bought	(4,875)	(4,417)	(458)
EUR	Jan 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	4,905	332
EUR	Jan 8, 2015	State Street Bank and Trust		€3,575 Sold	4,517	4,326	191
EUR	Jan 8, 2015	State Street Bank and Trust		€3,205 Sold	3,983	3,878	105
EUR	Oct 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	74,397	3,972
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,571	842
EUR	Jan 11, 2016	J.P. Morgan Chase Bank		€61,000 Sold	83,436	74,228	9,208
GBP	Jan 8, 2015	State Street Bank and Trust		£22,000 Sold	35,388	34,288	1,100
GBP	Apr 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	71,470	3,267

Total					$480,629	$440,184	$40,445

4.       Derivative Instruments (continued)

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In purchasing equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities as of June 30, 2015 and December 31, 2014 represented 0.4% and 1.2%, respectively, of the Company’s net assets.

Below is a summary of the Company’s investments in equity options and warrants as of June 30, 2015 (in thousands, except share amounts):

Company	Expiration Date	No. Shares	Cost	Fair Value
Education Management Corp., Warrants	1/5/2022	2,320,791	$371	$60
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,573
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	7,265
Home Partners of America, Inc., Warrant Delivery Rights	(1)	792	13	15
Home Partners of America, Inc., Warrants	8/7/2024	1,962	214	239
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	309

Total			$21,947	$10,461

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2015 and December 31, 2014 generally reflect the volume of derivative activity throughout the periods presented.

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

4.	Derivative Instruments (continued)

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay an early termination fee of $3.61 million if the TRS had been terminated as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, Halifax Funding had selected 63 and 49 underlying debt positions, respectively, and had posted $162.64 million and $115.70 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015	December 31, 2014
Settled notional amount	$382,161	$277,375
Unsettled additions	14,815	10,366
Unsettled deletions	(4,816)	—

Total notional amount	$392,160	$287,741

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	June 30, 2015	December 31, 2014
Interest and fee income	$5,122	$3,545
Financing charge	(761)	(513)
Net realized gains (losses)	105	(26)
Net unrealized depreciation of TRS assets	(3,277)	(6,451)

TRS total fair value	$1,189	$(3,445)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and fee income	$3,905	$750	$7,156	$2,432
Financing charge	(909)	(93)	(1,708)	(245)
Net realized gains (losses)	94	(125)	65	207

Net realized gains on derivative instruments related to the TRS	$3,090	$532	$5,513	$2,394

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of June 30, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,833	$6,851	$18
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,271	4,253	(18)
Apex Tool Group, LLC	Consumer Durables & Apparel	L + 325	1.25%	1/31/2020	2,635	2,587	(48)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	10,818	10,849	31
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,200	6,242	42
AssuredPartners, Inc.	Insurance	L + 400	1.00%	4/2/2021	9,451	9,473	22
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,959	3,936	(23)
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,580	(165)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,773	3,864	91
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	2,652	2,364	(288)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/15/2020	2,045	2,014	(31)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	12,851	12,837	(14)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,771	9
Coyote Logistics, LLC (c)	Transportation	L + 525	1.00%	3/26/2022	11,939	12,030	91
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,796	4,715	(81)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,913	4,962	49
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,967	3,869	(98)
Datatel, Inc.	Software & Services	L + 300	1.00%	7/19/2018	3,508	3,489	(19)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,925	4,915	(10)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,846	8,776	(70)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,990	9,922	(68)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,372	(32)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	1,390	1,410	20
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	5,002	4,916	(86)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,232	(602)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,395	8,096	(299)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	11,042	11,291	249
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	7,873	7,849	(24)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	12,876	12,847	(29)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	14,144	14,290	146
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	6,938	6,911	(27)
Infor (US), Inc.	Software & Services	L + 275	1.00%	6/3/2020	3,008	2,956	(52)
Informatica Corp. (b)	Software & Services	L + 350	1.00%	6/3/2022	7,307	7,305	(2)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,877	(8)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,863	9,888	25
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,380	7,334	(46)
Milacron, LLC	Capital Goods	L + 350	1.00%	9/28/2020	1,281	1,278	(3)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,930	8,865	(65)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,842	8,861	19
OneStopPlus Group	Retailing	L + 375	1.00%	3/18/2021	351	346	(5)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,960	4,846	(114)
Pharmaceutical Product Development, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	L + 300	1.00%	12/5/2018	10,328	10,239	(89)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,863	4,761	(102)
Reynolds Group Holdings, Inc.	Materials	L + 350	1.00%	12/1/2018	11,507	11,398	(109)
Riverbed Technology, Inc. (c)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,963	5,028	65
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,842	8,321	(521)
Surgery Center Holdings, Inc.	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	4,987	4,969	(18)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	10,187	10,007	(180)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,972	3,949	(23)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,738	4,978	240
Travelport, LLC (b)	Software & Services	L + 475	1.00%	9/2/2021	3,930	3,982	52
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	7,008	6,822	(186)

Total Senior Secured Loans - First Lien					342,909	340,523	(2,386)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Applied Systems, Inc.	L + 650	1.00%	1/24/2022	3,845	3,819	(26)
Gypsum Management & Supply, Inc.	Gypsum Management & Supply, Inc.	L + 675	1.00%	4/1/2022	5,633	5,547	(86)
Maxim Crane, LP	Maxim Crane, LP	L + 925	1.00%	11/26/2018	9,021	8,824	(197)
Misys Ltd. (b)	Misys Ltd. (b)	12.00%		6/12/2019	2,898	3,063	165
NEP Group, Inc.	NEP Group, Inc.	L + 875	1.25%	7/22/2020	8,790	8,779	(11)
RedPrairie Corp.	RedPrairie Corp.	L + 1000	1.25%	12/21/2019	5,550	4,942	(608)
The TelX Group, Inc.	The TelX Group, Inc.	L + 650	1.00%	4/9/2021	4,844	4,884	40

Total Senior Secured Loans - Second Lien					40,581	39,858	(723)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,483	(157)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,658	(17)

Total Senior Secured Bonds					7,315	7,141	(174)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,017	15
Summit Materials, LLC	Materials	10.50%		1/31/2020	353	344	(9)

Total Subordinated Debt					1,355	1,361	6

TOTAL					$392,160	$388,883	$(3,277)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of June 30, 2015.

(d) Investment was on non-accrual status as of June 30, 2015.

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2014 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,867	$6,719	$(148)
Applied Systems, Inc. (c)	Software & Services	L + 325	1.00%	1/25/2021	10,873	10,706	(167)
AssuredPartners, Inc.	Insurance	L + 350	1.00%	4/2/2021	9,498	9,408	(90)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,975	3,880	(95)
Caesars Entertainment Operating Co., Inc. (b)	Consumer Services	L + 675	0.00%	3/1/2017	3,745	3,488	(257)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,826	3,817	(9)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	4,002	3,768	(234)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/15/2020	2,055	2,009	(46)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	12,929	12,694	(235)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,639	(123)
CRC Health Group, Inc.	Health Care Equipment & Services	L + 425	1.00%	3/29/2021	2,995	2,993	(2)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,938	4,875	(63)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/28/2020	3,988	3,883	(105)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	10,407	10,096	(311)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,360	(44)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	4,919	4,875	(44)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,038	(796)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,437	8,174	(263)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	8,227	8,142	(85)
Hillman Group, Inc.	Capital Goods	L + 350	1.00%	6/30/2021	12,941	12,718	(223)
HUB International, Ltd.	Insurance	L + 325	1.00%	10/2/2020	14,217	14,037	(180)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	6,973	6,860	(113)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,767	(118)
Kronos, Inc. (c)	Software & Services	L + 350	1.00%	10/30/2019	9,965	9,906	(59)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,417	7,251	(166)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,886	8,760	(126)
OneStopPlus Group	Consumer Durables & Apparel	L + 350	1.00%	3/18/2021	353	344	(9)
OpenLink Financial, Inc.	Software & Services	L + 500	1.25%	10/30/2017	822	808	(14)
P2 Energy Solutions, Inc.	Software & Services	L + 400	1.00%	10/30/2020	4,985	4,789	(196)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,888	4,607	(281)
Savers, Inc. (c)	Retailing	L + 375	1.25%	7/9/2019	8,877	8,647	(230)
SGS International, Inc.	Media	L + 325	1.00%	10/17/2019	4,918	4,835	(83)
Surgery Center Holdings, Inc.	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	5,013	4,813	(200)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,992	3,858	(134)
TIBCO Software, Inc. (b)	Software & Services	L + 550	1.00%	12/4/2020	4,750	4,807	57
Travelport, LLC (b)	Software & Services	L + 500	1.00%	9/2/2021	3,950	3,989	39
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	4,186	4,123	(63)
Varsity Brands, Inc. (c)	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	4,950	4,965	15
Wilton Brands, LLC	Materials	L + 625	1.25%	8/30/2018	3,095	3,020	(75)
Zayo Group, LLC	Telecommunication Services	L + 300	1.00%	7/2/2019	13,222	13,194	(28)

Total Senior Secured Loans - First Lien					255,966	250,662	(5,304)

Senior Secured Loans - Second Lien
CRC Health Group, Inc.	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	4,010	4,077	67
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,932	(89)
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,047	149
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,323	1,301	(22)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,575	(975)

Total Senior Secured Loans - Second Lien					22,802	21,932	(870)

Senior Secured Bonds
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,763	88
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,303	(337)

Total Senior Secured Bonds					7,315	7,066	(249)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	981	(21)
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	649	(7)

Total Subordinated Debt					1,658	1,630	(28)

TOTAL					$287,741	$281,290	$(6,451)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2014.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$1,274,359	$1,241,057	$2,515,416
Subordinated debt	-	230,411	157,475	387,886
Structured products	-	-	92,596	92,596
Equity/Other	-	9,919	240,189	250,108

Subtotal	-	1,514,689	1,731,317	3,246,006
Short-term investments	31,922	-	-	31,922

Total investments	$31,922	$1,514,689	$1,731,317	$3,277,928

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$45,261	$-	$45,261
Total return swaps	-	-	1,189	1,189
Liabilities
Foreign currency forward contracts	-	(2,859)	-	(2,859)

Total	$-	$42,402	$1,189	$43,591

	December 31, 2014

Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$976,274	$1,143,744	$2,120,018
Subordinated debt	-	236,896	196,859	433,755
Structured products	-	-	36,421	36,421
Equity/Other	-	5,069	125,308	130,377

Subtotal	-	1,218,239	1,502,332	2,720,571
Short-term investments	629	-	-	629

Total investments	$629	$1,218,239	$1,502,332	$2,721,200

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$40,903	$-	$40,903
Liabilities
Total return swaps	-	-	(3,445)	(3,445)
Foreign currency forward contracts	-	(458)	-	(458)

Total	$-	$40,445	$(3,445)	$37,000

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 and 2014.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5.	Fair Value of Financial Instruments (continued)

At June 30, 2015, the Company held 71 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.73 billion and 52.8% of the total investment portfolio. At December 31, 2014, the Company held 63 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.50 billion and 55.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

As of June 30, 2015
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,221,232	Discounted Cash Flow	Discount Rate	7.70% - 30.78% (11.46%)	Decrease
			Market Yield	6.00% - 30.70% (8.99%)	Decrease
			Yield Premium	0.00% - 9.73% (2.27%)	Decrease
			Weighted Average Cost of Capital	6.60% - 18.65% (10.59%)	Decrease
			EBITDA Multiple	4.60x - 14.00x (8.44x)	Increase
			Tangible Book Value Multiple	1.60x (1.60x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	19,825	Discounted Cash Flow/	Discount Rate	39.95% (39.95%)	Decrease
		Liquidation Analysis	Probability of Liquidation	20.00% (20.00%)	Decrease
			Recovery	0.00% (0.00%)	Increase
Subordinated Debt	151,811	Discounted Cash Flow	Discount Rate	12.99% - 20.53% (14.97%)	Decrease
			Market Yield	8.58% - 18.34% (11.13%)	Decrease
			Yield Premium	4.25% (4.25%)	Decrease
			Weighted Average Cost of Capital	9.20% - 19.50% (13.81%)	Decrease
			EBITDA Multiple	6.40x - 13.00x (9.25x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	5,664	Option Pricing Model	EBITDA Multiple	9.80x (9.80x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	0.89% (0.89%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	2.50 years (2.50 years)	Increase
Structured Products	92,596	Discounted Cash Flow	Discount Rate	11.22% - 17.36% (15.20%)	Decrease
Equity/Other	37,126	Market Comparables	EBITDA Multiple	5.60x - 11.10x (8.80x)	Increase
			Revenue Multiple	0.19x (0.19x)	Increase
			Illiquidity Discount	10.00% - 15.00% (11.47%)	Decrease
	6,615	Option Pricing Model	EBITDA Multiple	5.80x - 11.10x (10.53x)	Increase
			Implied Volatility	30.00% - 45.00% (32.42%)	Increase
			Risk Free Rate	0.07% - 1.32% (0.52%)	Increase
			Term	0.75 years - 4.00 years (1.75 years)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Illiquidity Discount	0.00% - 15.00% (13.04%)	Decrease
	89,061	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	1.93% (1.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	54,064	Net Asset Value	Net Asset Value	N/A	Increase
	53,323	Discounted Cash Flow	Discount Rate	12.00% - 12.36% (12.05%)	Decrease
Total	$1,731,317

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,143,744	Discounted Cash Flow	Discount Rate	6.07% - 20.50% (11.49%)	Decrease
			Market Yield	5.89% - 19.69% (8.98%)	Decrease
			Yield Premium	0.00% - 6.50% (1.88%)	Decrease
			Weighted Average Cost of Capital	6.60% - 17.85% (10.78%)	Decrease
			EBITDA Multiple	4.25x - 17.00x (8.34x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	186,805	Discounted Cash Flow	Discount Rate	11.37% - 20.11% (13.89%)	Decrease
			Market Yield	8.08% - 17.51% (10.15%)	Decrease
			Yield Premium	3.80% - 4.00% (3.91%)	Decrease
			Weighted Average Cost of Capital	9.45% - 19.50% (13.33%)	Decrease
			EBITDA Multiple	6.50x - 13.50x (9.53x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,487	Option Pricing Model	EBITDA Multiple	10.30x (10.30x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	1.10% (1.10%)	Increase
			Term	3.00 years (3.00 years)	Increase
	567	Market Comparables	EBITDA Multiple	4.00x (4.00x)	Increase
Structured Products	36,421	Discounted Cash Flow	Discount Rate	10.95% - 15.50% (11.33%)	Decrease
Equity/Other	47,210	Market Comparables	EBITDA Multiple	5.30x - 10.50x (8.68x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discount	10.00% - 15.00% (12.22%)	Decrease
	4,256	Option Pricing Model	EBITDA Multiple	10.30x - 13.50x (13.27x)	Increase
			Implied Volatility	30.00% - 45.00% (31.07%)	Increase
			Risk Free Rate	1.10% - 1.28% (1.27%)	Increase
			Term	3.00 years - 4.00 years (3.93 years)	Increase
			Illiquidity Discount	0.00% - 10.00% (9.28%)	Decrease
	49,094	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	5.47% (5.47%)	Increase
			Illiquidity Discount	3.50% (3.50%)	Decrease
	23,206	Net Asset Value	Net Asset Value	N/A	Increase
	1,542	Discounted Cash Flow	Discount Rate	12.30% - 13.10% (12.90%)	Decrease
Total	$1,502,332

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

5.	Fair Value of Financial Instruments (continued)

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

The following tables provide reconciliations for the three and six months ended June 30, 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of April 1, 2015	$1,135,325	$205,174	$88,810	$141,125	$2,164	$1,572,598
Additions (1)	116,749	8,642	2,000	99,104	-	226,495
Net realized gains (losses) (2)	(57)	1,169	-	5,704	3,090	9,906
Net change in unrealized appreciation (depreciation) (3)	5,306	1,106	1,786	(6,901)	(975)	322
Sales or repayments (4)	(17,213)	(58,904)	-	1,157	(3,090)	(78,050)
Net discount accretion	947	288	-	-	-	1,235
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of June 30, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2015 (3)	$5,307	$2,149	$1,785	$(7,701)	$(975)	$565

	Six Months Ended June 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	196,283	35,691	52,000	120,261	-	404,235
Net realized gains (losses) (2)	273	1,154	-	5,704	5,513	12,644
Net change in unrealized appreciation (depreciation) (3)	(31,568)	(16,523)	4,175	(11,084)	4,634	(50,366)
Sales or repayments (4)	(69,540)	(60,368)	-	-	(5,513)	(135,421)
Net discount accretion	1,865	662	-	-	-	2,527
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of June 30, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2015 (3)	$(31,097)	$(16,227)	$6,772	$(11,084)	$4,634	$(47,002)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

5.	Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the three and six months ended June 30, 2014 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2014
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of April 1, 2014	$701,314	$174,172	$57,319	$44,099	$769	$977,673
Additions (1)	164,248	22,890	-	18,164	-	205,302
Net realized gains (losses) (2)	280	(186)	(186)	-	532	440
Net change in unrealized appreciation (depreciation) (3)	5,021	(1,303)	208	6,313	(278)	9,961
Sales or repayments (4)	(69,865)	(5,751)	(21,287)	-	(532)	(97,435)
Net discount accretion	503	399	(1)	-	-	901
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of June 30, 2014	$801,501	$190,221	$36,053	$61,047	$491	$1,089,313

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2014 (3)	$5,010	$(1,392)	$208	$6,313	$(278)	$9,861

	Six Months Ended June 30, 2014
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	297,941	23,430	-	38,251	-	359,622
Net realized gains (losses) (2)	294	466	(199)	-	2,394	2,955
Net change in unrealized appreciation (depreciation) (3)	11,904	2,544	5,276	5,678	(1,370)	24,032
Sales or repayments (4)	(120,886)	(8,705)	(24,597)	(24)	(2,394)	(156,606)
Net discount accretion	972	565	(2)	-	-	1,535
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of June 30, 2014	$801,501	$190,221	$36,053	$61,047	$491	$1,089,313

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2014 (3)	$12,340	$2,729	$5,310	$5,678	$(1,370)	$24,687

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

No securities were transferred into the Level 3 hierarchy during the six months ended June 30, 2015 and 2014 and one was transferred out of Level 3 hierarchy during the six months ended June 30, 2014. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the six months ended June 30, 2015, the Company recorded $1.70 million in deferred offering expenses related to the Follow-On Offering, or 0.5% of gross offering proceeds of the Follow-On Offering.

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

6.	Related Party Transactions (continued)

Related party fees, expenses and expenses incurred on behalf of the Company during the three and six months ended June 30, 2015 and 2014 are summarized below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2015	2014	2015	2014
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$15,717	$20,121	$32,470	$31,700

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	17,002	11,264	32,137	21,945

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income (1)	-	-	7,983	5,163

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains (2)	-	-	-	-

CNL and KKR	Investment Advisory Agreement: Offering expenses(3)	902	2,151	1,702	3,376

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	447	151	635	457

CNL	Administrative Services Agreement: Administrative and compliance services(4)	313	525	676	1,063

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, $13.09 million and $10.44 million, respectively, of subordinated incentive fees on income were paid to the Advisors.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the six months ended June 30, 2015 and 2014 (in thousands):

Incentive Fee on Capital Gains for the Six Months Ended June 30,	2015	2014
Accrued incentive fee on capital gains as of January 1,	$-	$11,128
Incentive fee on capital gains expense during the six months ended June 30,	-	6,440
Less: Incentive fee on capital gains paid to the Advisors during the six months ended June 30,	-	(2,323)

Accrued incentive fee on gains as of June 30,	-	15,245
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of June 30,	-	(15,245)

Incentive fee on capital gains earned by and payable to the Advisors as of June 30,	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Six Months Ended June 30,	2015	2014
Offering expenses reimbursement payable as of January 1,	$272	$240
Additional offering expenses deferred during the six months ended June 30,	1,702	3,376
Offering expenses reimbursement payable as of June 30,	(610)	(704)

Offering expenses reimbursement paid to the Advisors during the six months ended June 30,	$1,364	$2,912

Outstanding unreimbursed offering expenses (net of amounts payable) as of June 30,	$-	$560

(4)	Includes $0.33 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the six months ended June 30, 2014. Effective January 1, 2015, these services were no longer reimbursable Advisor expenses.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.12 million and $2.66 million during the three and six months ended June 30, 2015, respectively, and $0.77 million and $0.98 million during the three and six months ended June 30, 2014, respectively. As of June 30, 2015, $1.12 million of capital structuring fees were receivable from the Advisors.

6.	Related Party Transactions (continued)

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnifications to its officers, directors, agents, and certain other persons. As of June 30, 2015, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2015	2014	2015	2014
Capital structuring fees	$1,124	$767	$2,662	$977
Amendment fees	721	55	8,784	108
Other	38	264	38	277

Total	$1,883	$1,086	$11,484	$1,362

8.	Distributions

The Company’s board of directors declared distributions for 26 and 25 record dates in the six months ended June 30, 2015 and 2014, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2015 and 2014 are presented in the tables below (in thousands, except per share amounts).

	2015			2014
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.40	$95,575	100.0%	$0.38	$59,933	100.0%
From net investment income	0.35	81,950	85.8	0.30	47,244	78.8
From net realized gains	0.00	1,256	1.3	0.07	11,207	18.7
Distributions in excess of net investment income	0.05	12,369	12.9	0.01	1,482	2.5

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2015 and 2014 (amounts in thousands).

Six Months Ended June 30,	2015	2014
Ordinary income component of tax basis undistributed earnings	$51,410	$3,531
Estimated unearned performance-based incentive fee	—	5,779
Offering expenses	2,641	3,674
Net change in unrealized appreciation (depreciation) on total return swaps	4,634	(1,370)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,957	(1,931)

Total	$60,642	$9,683

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2015, the tax-related sources of distributions of $60.64 million were greater than the distributions in excess of net investment income of $12.37 million. As a result, the Company estimates that none of the distributions declared during the six months ended June 30, 2015 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2014 were classified as a tax basis return of capital.

On June 29, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on July 7, 2015 through and including July 28, 2015.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the six months ended June 30, 2015 and 2014 (in thousands except share and per share amounts).

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	32,539,230	$ 354,609	30,103,786	$ 337,856
Commissions and marketing support fees	-	(32,470)	-	(31,700)

Net proceeds to Company	32,539,230	322,139	30,103,786	306,156
Reinvestment of distributions	3,949,739	39,102	3,764,891	38,289

Net proceeds from Offering	36,488,969	$ 361,241	33,868,677	$ 344,445

Average net proceeds per share	$9.90		$10.17

As of June 30, 2015, the Company has sold 257.95 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $2.81 billion.

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

The following table is a summary of the share repurchases completed during the six months ended June 30, 2015 and 2014 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	9.74

Total	9,354,638	1,057,117	$10,341	11%

2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12

Total	5,703,730	631,233	$6,349	11%

10. Borrowings

The Company’s outstanding borrowings as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility (1)	$150,000	$150,000	$150,000	$340,000	$47,000	$47,000
BNP Credit Facility (1)	200,000	163,000	163,000	200,000	100,450	100,450
Senior Secured Revolving Credit Facility (1)	675,000(2)	317,000	317,000	655,000(2)	230,000	230,000

Total credit facilities	1,025,000	630,000	630,000	1,195,000	377,450	377,450
2014 Senior Secured Term Loan	395,000	395,000	393,417(3)	397,000	397,000	395,228	(3)

Total borrowings	$1,420,000	$1,025,000	$1,023,417	$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Comprised of outstanding principal less the unaccreted original issue discount.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2015 were 2.89% and 2.6 years, respectively, and as of December 31, 2014 were 3.24% and 3.2 years, respectively.

Deutsche Bank Credit Facility

In 2011, CCT Funding became a party to a revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”) and the other lenders from time to time thereto (the “Deutsche Bank Credit Facility”). Deutsche Bank serves as administrative agent under the credit facility. On January 9, 2015, CCT Funding entered into an amendment (the “Fifth Amendment”) to the Deutsche Bank Credit Facility. The Fifth Amendment amended the Deutsche Bank Credit Facility by providing for, among other things, (i) the termination of the Tranche B1 Commitment, Tranche B2 Commitment and Tranche D Commitment, and (ii) borrowings in an aggregate amount up to $150 million on a committed basis (the “Tranche E Loans”). From and after February 11, 2015, the Fifth Amendment effective date, all outstanding loans, including Tranche B1 Loans and Tranche B2 Loans, were converted into Tranche E Loans. The Fifth Amendment also modified the interest rate and maturity date applicable to the Tranche E Loans. Pursuant to the Fifth Amendment, the Tranche E Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on February 8, 2017. Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche E Loans.

Interest on the Deutsche Bank Credit Facility is charged at the rate of three-month LIBOR plus 1.85%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.85% on the excess, if any, of (i) 80% of the Tranche E commitment less (ii) the aggregate principal amount of Tranche E Loans outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest expense	$806	$799	$1,256	$2,211
Unused commitment fees	—	291	186	389
Amortization of deferred financing costs	53	212	159	363

Total interest expense	$859	$1,302	$1,601	$2,963

Weighted average interest rate	2.2%	2.3%	2.2%	2.3%
Average borrowings	$150,000	$140,140	$151,818	$191,919

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

10.	Borrowings (continued)

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest expense	$340	$244	$521	$540
Unused commitment fees	108	232	275	431
Amortization of deferred financing costs	—	92	—	208

Total interest expense	$448	$568	$796	$1,179

Weighted average interest rate	1.3%	1.3%	1.3%	1.3%
Average borrowings	$104,736	$76,719	$80,994	$85,431

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of June 30, 2015 and December 31, 2014, Paris Funding had investments with a fair value of $309.41 million and $258.34 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the six months ended June 30, 2015 and 2014. As of June 30, 2015, there were no securities rehypothecated by BNP.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $675 million as of June 30, 2015, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

10.	Borrowings (continued)

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest expense	$1,578	$782	$3,123	$2,670
Unused commitment fees	579	746	977	815
Amortization of deferred financing costs	435	316	864	560

Total interest expense	$2,592	$1,844	$4,964	$4,045

Weighted average interest rate	2.7%	3.4%	2.7%	3.2%
Average borrowings	$231,802	$93,066	$230,906	$169,284

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2015 and each of the next four years, in aggregate, as of June 30, 2015 were as follows (in thousands):

2015	$2,000
2016	4,000
2017	4,000
2018	4,000
2019	381,000

$395,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Term Loan for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest expense	$4,004	$1,867	$7,974	$1,867
Accretion of original issue discount	95	38	189	38
Amortization of deferred financing costs	271	105	536	105

Total interest expense	$4,370	$2,010	$8,699	$2,010

Weighted average interest rate	4.2%	4.2%	4.2%	4.2%
Average borrowings	$395,989	$399,976 (1)	$396,481	$399,976 (1)

(1)	Average borrowings for the 2014 Term Loan for the three and six months ended June 30, 2014 are calculated since the inception date of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2015 and December 31, 2014, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2015, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$1,090

Unfunded delayed draw loans:
Pacific Union Financial, LLC	11,088
Marshall Retail Group, LLC	1,200

12,288

Unfunded unsecured bonds:
The Rockport Company, LLC	28,516

Unfunded equity commitments:
Orchard Marine, Ltd.	25,287
Star Mountain SMB Multi-Manager Credit Platform, LP	50,635
Home Partners of America, Inc.	22,050
KKR BPT Holdings Aggregator, LLC	12,500
Great American Group	58,125
Lightower	20,086

188,683

Total Unfunded Commitments	$230,577

(1)	May be commitments to one or more entities affiliated with the named company.

As of June 30, 2015, the Company’s unfunded debt commitments have a fair value of approximately ($0.29) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2015, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2015 and December 31, 2014.

12.	Income Taxes

During the six months ended June 30, 2015, the Company recorded foreign income tax expense of $0.20 million, of which $0.16 million represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations. The Company incurred no federal and state income tax expense for the six months ended June 30, 2015; however, the Company recorded additional deferred tax assets of approximately $0.66 million and a corresponding valuation allowance for its Taxable Subsidiaries. The deferred tax assets are primarily comprised of net operating losses and unrealized depreciation on investments. The valuation allowance was recorded as the Company believes it is more likely than not the deferred tax asset would not be realized in a future period.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.79	$10.00

Net investment income (1)	0.35	0.30
Net realized and unrealized gain (loss) (1)(2)	(0.09)	0.21

Net increase resulting from investment operations	0.26	0.51

Distributions from net investment income (3)	(0.35)	(0.30)
Distributions from realized gains (3)	(0.00)	(0.07)
Distributions in excess of net investment income (3) (4)	(0.05)	(0.01)

Net decrease resulting from distributions to common shareholders	(0.40)	(0.38)

Issuance of common stock above net asset value (5)	0.02	0.02
Repurchases of common stock (6)	—	—

Net increase resulting from capital share transactions	0.02	0.02

Net Asset Value, End of Period	$9.67	$10.15

INVESTMENT RETURNS
Total investment return – net price (7)	1.7%	3.6%
Total investment return – net asset value (8)	2.9%	5.3%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,462,354	$1,789,445
Average net assets (9)	$2,317,459	$1,589,132
Average borrowings (9)	$826,220	$538,986
Shares outstanding, end of period	254,564	176,261
Weighted average shares outstanding	237,366	157,531

Ratios to average net assets: (9)
Total operating expenses	2.77%	3.28%
Net investment income	3.54%	2.97%
Total investment income	6.31%	6.25%
Portfolio turnover rate	6%	20%
Asset coverage ratio (10)	2.96	4.21

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

13.	Financial Highlights (continued)

(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

14. Subsequent Events

On July 14, 2015, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 5,424,683 shares of common stock at a cash price of $9.67 per share. The tender offer will expire on August 26, 2015 at 5:00 pm central time.

On July 28, 2015, the Company’s board of directors declared distributions of $0.015483 per share for nine record dates beginning on August 4, 2015 through and including September 29, 2015.

During the period July 1, 2015 through August 11, 2015, the Company received additional net proceeds of approximately $85.91 million from its Follow-On Offering, including amounts through its distribution reinvestment plan.

On August 10, 2015, the Company’s board of directors approved a decrease in the public offering price per share of common stock under the Follow-On Offering from $11.00 to $10.75. The pricing decrease is effective for share subscriptions accepted after August 4, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the six months and the quarter ended June 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance and the Company’s actual results could differ materially from those set forth in the forward-looking statements. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. While the Company believes that the current expectations reflected in its forward-looking statements are based upon reasonable assumptions, such statements are inherently susceptible to a variety of risks, uncertainties, changes in circumstances and other factors, many of which are beyond the Company’s ability to control or accurately predict.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, economic, strategic, political and social conditions, and the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, the Company’s ability to obtain or maintain credit lines, credit facilities or other borrowings on satisfactory terms, changes in interest rates, availability of proceeds from the offering of the Company’s common stock, the Company’s ability to identify suitable investments, the Company’s ability to close on identified investments, the Company’s ability to maintain the Company’s qualification as a regulated investment company and as a business development company, the ability of the Company’s advisors and their affiliates to attract and retain highly talented professionals, inaccuracies of the Company’s accounting estimates, the ability of the Company’s advisors to locate suitable borrowers for the Company’s loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

Forward-looking statements should be read in light of the risks identified in Item 1A in Part II “Risk Factors” of this Quarterly Report, and in Item 1A of Part I “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, copies of which may be obtained from the Company’s website at www.corporatecapitaltrust.com, as well as the information in the Company’s other filings made from time to time with the U.S. Securities and Exchange Commission (the “SEC”), copies of which may be obtained from the SEC’s website at www.sec.gov.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made; and the Company undertakes no obligation, and expressly disclaims any obligation, to publicly release the results of any revisions to its forward-looking statements made to reflect future events or circumstances, new information, changed assumptions, the occurrence of unanticipated subsequent events, or changes to future operating results over time, except as otherwise required by law.

The Company’s forward-looking statements and projections are excluded from the safe harbor protection of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2015, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio.” Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio.” In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

References to the term “settled notional amount” in association with the TRS mean the aggregate cost of the TRS assets underlying the TRS that are settled and owned by the counterparty. In addition, this aggregate cost serves as the basis for our payments of financing charges to the counterparty under the TRS. References to the term “total notional amount” mean the settled notional amount plus the effect of the purchase and sale cost of all TRS assets where trade settlement is pending. We will receive additional economic benefit if the value of the underlying TRS asset appreciates relative to the total notional amount through the final settlement date following termination of the agreement. Conversely, we will be required to pay the counterparty the amount, if any, by which the value of the underlying TRS asset declines relative to the total notional amount through such final settlement date. We do not own, or have physical custody of, the TRS assets and the TRS assets are not direct investments by us. Our subsidiary is required to post collateral with a custodian of at least 40% of the notional amount of each TRS asset and may be required to post additional collateral in the event the value of the TRS assets decreases below a specified amount.

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes private companies, companies whose securities are not listed on a national securities exchange and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of our initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain payment-in-kind (“PIK”) interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generate interest income and fees, such amounts, net of the financing expenses, are recognized as (i) realized gains from derivative investments pursuant to generally accepted accounting principles (“GAAP”) when payable to us quarterly and (ii) unrealized gains from derivative investments for any accrued but unpaid amounts.

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

Financial and Operating Highlights

The following table presents our financial and operating highlights as of June 30, 2015 and December 31, 2014, and the six months ended June 30, 2015 and 2014:

	June 30,	December 31,
As of (in thousands, except ratios, share and per share amounts)	2015	2014
Total assets	$3,680,920	$2,971,720
Adjusted total assets (Total assets, net of payable for investments purchased)	$3,517,785	$2,936,832
Investments in portfolio companies	$3,246,006	$2,720,571
Borrowings - credit facilities and term loan, net of discount	$1,023,417	$772,678
Deemed borrowings (TRS implied leverage classified as senior securities)	$229,520	$172,041
Net assets	$2,462,354	$2,145,821
Net asset value per share	$9.67	$9.79
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	36%	32%

Activity for the Six Months Ended	June 30,
(in thousands, except ratios, share and per share amounts)	2015	2014
Average net assets	$2,317,459	$1,589,132
Average borrowings under credit facilities and term loan	$826,220	$538,986
Cost of investments purchased	$990,813	$811,400
Sales, principal payments and other exits	$427,865	$644,028
Net investment income	$81,950	$47,244
Net realized gains on investments, derivative instruments and foreign currency transactions	$1,256	$11,207
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$(21,998)	$22,397
Net increase in net assets resulting from operations	$61,208	$80,848
Total distributions declared	$95,575	$59,933
Net investment income before unearned incentive fees per share	$0.35	$0.34
Net investment income per share	$0.35	$0.30
Earnings per share	$0.26	$0.51
Distributions declared per share outstanding for the entire period	$0.40	$0.38

Summary of Common Stock Offerings for the Six Months Ended	June 30,
(in thousands, except ratios, share and per share amounts)	2015	2014
Gross proceeds, excluding reinvestment of distributions	$354,609	$337,856
Net proceeds to Company, excluding reinvestment of distributions	$322,139	$306,156
Reinvestment of distributions	$39,102	$38,289
Average net proceeds per share	$9.90	$10.17
Shares issued in connection with Offerings, excluding reinvestment of distributions	32,539,230	30,103,786
Shares issued in connection with reinvestment of distributions	3,949,739	3,764,891

Business Environment

Although financial conditions have improved significantly since the recession of 2008-2009, our directly originated investments continue to have higher all-in yields than comparable secondary market debt; therefore, we maintain a focus on directly originated investment opportunities. As the capital markets environment has improved, large companies have been able to access capital with relative ease. However, there remain a substantial number of companies that, for a variety of reasons, are unable to access the syndicated debt markets on attractive terms. In the United States, access is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Given these market conditions, it is our ongoing view that providing senior and subordinated debt capital to such companies represents an attractive risk-adjusted return. Since receiving our SEC Exemptive Order allowing Co-Investment Transactions, directly originated investments have grown to approximately 51% of our Investment Portfolio. Furthermore, we believe future lending opportunities are likely to expand given the current regulatory setting, Federal Reserve tapering and a potential change in the current Central Bank-subsidized low-interest rate environment.

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

We believe that the current economic recovery in the U.S. will continue and that regulations which burden commercial bank-lending practices will persist and expand the investment opportunities for non-bank investors and investment entities. However, in an environment where interest rates are anticipated to rise, we maintain a degree of caution. We believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments will continue to best position the portfolio to protect principal and generate attractive risk-adjusted returns over the long-term.

Portfolio and Investment Activity

Portfolio Investment Activity for the Six Months ended June 30, 2015 and 2014

The following table summarizes our investment activity as of and for the six months ended June 30, 2015 and 2014, excluding our short term investments:

	Investment Activity Summary as of and for the Six Months Ended June 30, ($ in thousands)
	2015		2014
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$3,246,006	$388,883	$2,149,267	$118,400
Incremental Purchases	$990,813	$147,812	$811,400	$112,878
Investment Sales	$188,774	$13,952	$394,557	$39,646
Principal Payments	$239,091	$29,707	$249,471	$9,441
No. Portfolio Companies	117	59	94	36
Portfolio Company Additions	22	18	21	24
Portfolio Company Exits	(17)	(6)	(21)	(8)
No. Debt Investments	128	63	106	37
Debt Investment Additions	25	22	42	27
Debt Investment Exits	(24)	(8)	(39)	(10)
No. Structured Product Investments	4	—	3	—
No. Equity/Other Investments	30	—	15	—

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 29 and 14 debt investment positions and 35 and 25 portfolio companies in common as of June 30, 2015 and 2014, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2015 and 2014 was $(28.64) million and $24.15 million, respectively, for our Investment Portfolio, and $3.17 million and $(0.72) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $369.53 million for the six months ended June 30, 2015, representing 51.6% of approximately $715.75 million in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the six months ended June 30, 2015 and 2014 and the status of originated investments held in the Investment Portfolio as of June 30, 2015 and December 31, 2014:

	June 30,
Originated Investment Activity for the Six Months Ended ($ in thousands)	2015	2014
Number of new originated investments, by issuer	6	11
Total amount of originated investments, at cost (1)	$397,297	$307,850
Originated investments as a percentage of total investment activity	40.1%	37.9%
Fee income recognized in connection with originated investments	$2,662	$977

Originated Investments Summary as of ($ in thousands)	June 30, 2015	December 31, 2014
Total originated investments, at fair value	$1,661,755	$1,405,625
Total originated investments as a percentage of total Investment Portfolio, at fair value	51.2%	51.7%
Estimated forward-looking annual yield of originated debt investments (2)(3)	10.2%	10.8%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The estimated forward-looking annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 1.7% and 2.9%, respectively, as of June 30, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of June 30, 2015 and December 31, 2014, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	June 30, 2015		December 31, 2014
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,418,667	$1,376,839	$1,152,555	$1,128,244
Senior secured loans - second lien	935,632	927,743	858,829	843,957
Senior secured bonds	221,592	210,834	154,125	147,817

Total senior debt	2,575,891	2,515,416	2,165,509	2,120,018
Subordinated debt	416,973	387,886	459,004	433,755
Structured products	85,721	92,596	33,721	36,421
Equity/Other	263,382	250,108	129,658	130,377

Total	$3,341,967	$3,246,006	$2,787,892	$2,720,571

	TRS Portfolio as of (in thousands)
	June 30, 2015		December 31, 2014
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$342,909	$340,523	$255,966	$250,662
Senior secured loans - second lien	40,581	39,858	22,802	21,932
Senior secured bonds	7,315	7,141	7,315	7,066

Total senior debt	390,805	387,522	286,083	279,660
Subordinated debt	1,355	1,361	1,658	1,630

Total	$392,160	$388,883	$287,741	$281,290

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of June 30, 2015 and December 31, 2014:

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Percent of debt portfolio	72.0%	67.5%	97.2%	96.1%
Percent of floating rate debt investments with interest rate floors	94.7%	97.9%	99.0%	98.6%
Weighted average interest rate floor	1.1%	1.1%	1.0%	1.0%
Weighted average coupon spread to base rate	736 bps	748 bps	425 bps	419 bps
Weighted average years to maturity	5.3	5.4	5.0	5.3

Fixed interest rate debt investments:
Percent of debt portfolio	28.0%	32.5%	2.8%	3.9%
Weighted average coupon rate	10.5%	10.9%	9.9%	9.9%
Weighted average years to maturity	5.4	5.3	5.2	5.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.251% and 0.288% during the six months ended June 30, 2015 and the terminal value was 0.283% on June 30, 2015. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our estimated forward-looking annual yield on debt investments was 9.6% as of June 30, 2015, compared to 10.0% as of December 31, 2014. The change is partly attributable to an increase in our investment concentration in first lien senior secured loans which generally have lower interest rates than second lien loans or subordinated debt. As of June 30, 2015, our first lien senior secured loans were 42.5% of our Investment Portfolio as compared to 41.3% as of December 31, 2014, based on amortized cost. The estimated forward-looking annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return—net price and total investment return – net asset value were 1.7% and 2.9%, respectively, for the six months ended June 30, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$29,622	0.9%	$21,536	0.8%	$1,410	0.4%	$27,610	9.8%
B+	230,171	7.1	161,172	5.9	34,031	8.7	47,837	17.0
B	343,000	10.6	174,797	6.4	75,978	19.5	127,542	45.3
B-	330,815	10.2	331,145	12.2	170,048	43.7	53,309	19.0
CCC+	586,966	18.1	617,925	22.7	79,349	20.4	9,162	3.3
CCC	215,263	6.6	156,206	5.7	14,661	3.8	4,575	1.6
CCC-	47,347	1.4	53,089	2.0	4,884	1.3	11,255	4.0
D	9,708	0.3	567	—	4,942	1.3	—	—
Not rated	1,453,114	44.8	1,204,134	44.3	3,580	0.9	—	—

Total	$3,246,006	100.0%	$2,720,571	100.0%	$388,883	100.0%	$281,290	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the applicable portfolio company’s interest payment obligations.

PIK Summary as of ($ in thousands)	June 30, 2015	December 31, 2014
Total number of all investments with PIK feature	20	22
Par value of all investments with PIK feature	$599,657	$609,971
Number of originated investments with PIK feature and active PIK election	10	9
Par value of originated investments with PIK feature and active PIK election	$451,199	$402,244
Total number of all investments that have active PIK election	17	17
Par value of all investments that have active PIK election	$573,249	$498,706
Percent of debt investment portfolio with active PIK election, at par value	18.8%	18.5%

	June 30,
PIK Interest Income Activity for the Six Months Ended (in thousands)	2015	2014
PIK interest income	$15,971	$17,649
PIK interest income as a percentage of interest income	11.9%	18.1%
PIK interest income as a percentage of total investment income	10.9%	17.8%

As of June 30, 2015, our Investment Portfolio consisted of 117 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2014 that consisted of 112 portfolio companies, diversified across 21 distinct industry classifications. As of June 30, 2015, the TRS Portfolio consisted of 59 portfolio companies, diversified across 17 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2014 that consisted of 47 portfolio companies, diversified across 15 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of June 30, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Software & Services	$458,417	14.1%	$394,377	14.5%	$88,860	22.9%	$68,344	24.3%
Consumer Durables & Apparel	392,090	12.1	458,310	16.8	19,092	4.9	9,072	3.2
Capital Goods	305,008	9.4	226,158	8.3	36,309	9.3	37,966	13.5
Energy	223,853	6.9	226,564	8.3	—	—	—	—
Diversified Financials	222,189	6.8	139,597	5.1	—	—	—	—
Retailing	205,245	6.3	218,902	8.0	34,682	8.9	19,445	6.9
Technology Hardware & Equipment	201,569	6.2	181,005	6.7	8,511	2.2	3,303	1.2
Commercial & Professional Services	185,413	5.7	58,540	2.2	6,267	1.6	2,009	0.7
Health Care Equipment & Services	153,242	4.7	187,834	6.9	48,540	12.5	31,296	11.1
Materials	130,617	4.0	96,320	3.5	23,033	5.9	3,669	1.3
Automobiles & Components	121,481	3.7	118,322	4.3	—	—	—	—
Food & Staples Retailing	114,516	3.5	74,289	2.7	12,716	3.3	7,697	2.7
Telecommunications Services	100,340	3.1	80,584	3.0	9,850	2.5	18,033	6.4
Media	92,056	2.8	43,915	1.6	28,399	7.3	27,251	9.7
Transportation	80,631	2.5	63,510	2.3	12,030	3.1	—	—
Food, Beverage & Tobacco	68,056	2.1	39,108	1.4	8,831	2.3	8,758	3.1
Pharmaceuticals, Biotechnology & Life Science	61,220	1.9	5,264	0.2	10,239	2.6	12,639	4.5
Real Estate	58,739	1.8	28,213	1.0	12,771	3.3	—	—
Consumer Services	38,833	1.2	48,047	1.8	4,990	1.3	8,363	2.9
Remaining Industries	32,491	1.2	31,712	1.4	23,763	6.1	23,445	8.5

Total	$3,246,006	100.0%	$2,720,571	100.0%	$388,883	100.0%	$281,290	100.0%

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) equity capital proceeds of our Offerings, (ii) borrowings, (iii) cash flows from operations, including investment sales and repayments, and (iv) reinvested distributions. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest expense and other financing fees, (v) periodic reductions in the outstanding principal amounts on our borrowings, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, equity capital proceeds from our Offerings, and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Liquidity

As of June 30, 2015, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$128,832
Short Term Investments	31,922
Credit Facilities-Effective Borrowing Capacity (1)	358,447

Total	$519,201

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of June 30, 2015.

In addition to the sources of immediate liquidity listed above, we continue to raise capital through our Follow-On Offering, although we anticipate terminating the Follow-On Offering on or around December 31, 2015. As of June 30, 2015, we had approximately 92 million additional shares of common stock available for sale through the Follow-On Offering. In addition, our Shelf Registration Statement provides us the ability of offer, from time to time, up to $750 million of debt and/or equity securities.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015				As of December 31, 2014
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility (1)	$150,000	$150,000	$150,000		$340,000	$47,000	$47,000
BNP Credit Facility (1)	200,000	163,000	163,000		200,000	100,450	100,450
Senior Secured Revolving Credit Facility (1) (2)	675,000	317,000	317,000		655,000	230,000	230,000

Total credit facilities	1,025,000	630,000	630,000		1,195,000	377,450	377,450
2014 Senior Secured Term Loan	395,000	395,000	393,417	(3)	397,000	397,000	395,228	(3)

Total	$1,420,000	$1,025,000	$1,023,417		$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions. As of January 9, 2015, CCT Funding LLC (“CCT Funding”) entered into an amendment to the Deutsche Bank Credit Facility whereby the aggregate amount of commitments thereunder was decreased by $190 million, for a total facility size of $150 million.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Comprised of outstanding principal less unaccreted original issue discount.

For the six months ended June 30, 2015 and 2014, our total all-in cost of financing, including fees and expenses, was 3.96% and 3.85%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.42 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements or other forms of financing arrangements, including joint ventures.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are nonrecourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of June 30, 2015, the posted collateral of $162.64 million equaled 41.5% of the total notional amount, as compared to $115.70 million, or 40.2% of the total notional amount as of December 31, 2014. The minimum required collateral amount (40% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $156.86 million as of June 30, 2015.

Halifax Funding may terminate the TRS Agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of early termination, the TRS Agreements will terminate on January 15, 2016. In the event of early termination of the TRS Agreements, Halifax Funding may be required to pay an early termination fee. Management anticipates the Company will seek to modify, extend or renew the agreements with BNS prior to the scheduled expiration of the TRS Agreements.

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of June 30, 2015.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends may be taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during each of the quarters during the six months ended June 30, 2015 and 2014:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
June 30, 2015 (13 record dates)	$0.201279	$49,745
March 31, 2015 (13 record dates)	0.201279	45,830

	$0.402558	$95,575

Quarter Ended:
June 30, 2014 (13 record dates)	$0.201279	$33,170
March 31, 2014 (12 record dates)	0.180048	26,763

	$0.381327	$59,933

Approximately 51% of the distributions we declared in each of the six months ended June 30, 2015 and 2014 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the six months ended June 30, 2015. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2015 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” to the unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of June 30, 2015, the fair value of our investments totaled $3.25 billion for our Investment Portfolio and $388.88 million for our TRS Portfolio. The majority of our investments at June 30, 2015 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2015 and 2014. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Total investment income	$72,166	$49,358	$146,120	$99,291
Total operating expense	(29,387)	(22,825)	(64,129)	(52,047)
Income tax expense	(19)	—	(41)	—

Net investment income	42,760	26,533	81,950	47,244
Net realized gains (losses)	(17,466)	222	1,256	11,207
Net change in unrealized appreciation (depreciation)	4,130	9,601	(21,998)	22,397

Net increase in net assets resulting from operations	$29,424	$36,356	$61,208	$80,848

Investment income

Investment income consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income	$60,566	$37,115	$117,959	$79,693
Payment-in-kind interest income	9,163	10,574	15,971	17,649

Total interest income	69,729	47,689	133,930	97,342
Fee income	1,883	1,086	11,484	1,362
Dividend and other income	554	583	706	587

Total investment income	$72,166	$49,358	$146,120	$99,291

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $2.94 billion and $2.87 billion during the three and six months ended June 30, 2015, respectively, as compared to $1.92 billion and $1.99 billion during the same periods in 2014, for an increase of 52.6% and 43.9%, respectively, based on par value. Interest income as a percentage of our average investment balance decreased during the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to an increase in our investment concentration in first lien senior secured loans which generally have lower interest rates than second lien loans or subordinated debt. As of June 30, 2015, our first lien senior secured loans were 42.5% of our Investment Portfolio, as compared to 35.8% as of June 30, 2014, based on amortized cost. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees and discounts upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $4.0 million and $6.0 million for the three and six months ended June 30, 2015, respectively, and $0.95 million and $8.32 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, 13.1% and 11.9%, respectively, of our total interest income was attributable to PIK interest income, as compared to 22.2% and 18.1% for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, our estimated forward-looking debt portfolio yield was 9.6% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2015, approximately 72.0% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Interest income earned on TRS assets is not included in investment income in the unaudited condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivative instruments for amounts not yet received from the counterparty as of period end.

Our fee income is transaction based fees and are nonrecurring. The increase in fee income for the six months ended June 30, 2015 was primarily due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and an increase in capital structuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring service fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed unconsolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Investment advisory fees	$17,002	$11,264	$32,137	$21,945
Performance-based incentive fees	—	1,817	7,983	11,603
Interest expense	8,276	5,730	16,074	10,211
Offering expenses	1,198	1,799	2,641	3,674
Administrative services	600	708	1,314	1,392
Professional services	829	531	1,367	1,050
Custodian and accounting fees	311	182	581	378
Director fees and expenses	194	124	320	291
Other	977	670	1,712	1,503

Total operating expenses	$29,387	$22,825	$64,129	$52,047

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and six months ended June 30, 2015 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Subordinated incentive fee on income	$—	$—	$7,983	$5,163
Incentive fee on capital gains	—	1,817	—	6,440

Total performance-based incentive fees	$—	$1,817	$7,983	$11,603

The subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds a 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

The annual incentive fee on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. As discussed in Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. In addition, for financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio and derivative instruments in the calculation of the incentive fee on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. The actual amount of the incentive fee on capital gains that is due and payable to the Advisors is determined at the end of the calendar year.

The components of incentive fees on capital gains consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Incentive fees accrued on net realized gains (1)	$—	$(1,043)	$—	$660
Incentive fees accrued for GAAP purposes on unrealized gains (2)	—	2,860	—	5,780

	$—	$1,817	$—	$6,440

(1)	Amount is based on cumulative realized gains, net of cumulative realized losses since inception and unrealized losses as of the end of the applicable period, less prior incentive fees paid. The incentive fee earned and payable to the Advisors is determined at the end of each calendar year.
(2)	This amount is not payable to the Advisors. Represents accrual for GAAP reporting purposes only for incentive fee on unrealized gains as of the end of the applicable period.

The Advisors did not earn any incentive fee on capital gains for the six months ended June 30, 2015 or the year ended December 31, 2014. As of June 30, 2015, we had unrealized losses of $121.16 million in excess of our cumulative realized net capital gains since inception. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Stated interest expense	$6,728	$3,692	$12,874	$7,288
Unused commitment fees	687	1,269	1,438	1,635
Amortization of deferred financing costs	766	731	1,573	1,250
Accretion of discount on term loan	95	38	189	38

Total interest expense	$8,276	$5,730	$16,074	$10,211

The increase in interest expense during the six months ended June 30, 2015 was primarily attributable to (i) the increase in our weighted average debt outstanding to $826.22 million, as compared to $538.99 million for the same period in 2014, and (ii) an increase in our all-in cost of financing, including fees and expenses, to 3.96%, as compared to 3.85% for the same period in 2014. The increase in our all-in cost of financing is due primarily to a higher stated interest rate on our 2014 Senior Secured Term Loan as compared to our other credit facilities and the amortization of upfront fees incurred on both our Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan. For the three months ended June 30, 2015, our weighted average debt outstanding increased to $882.53 million, as compared to $493.56 million for the same period in 2014, and our annualized all-in cost of financing, including fees and expenses, decreased to 3.81%, as compared to 4.73% for the same period in 2014. The all-in cost of financing was higher during the three months ended June 30, 2014 because the proceeds from our 2014 Senior Secured Term Loan, received in May 2014, were initially used to pay down other, lower-cost debt. Our all-in cost of financing will fluctuate between periods depending on the relative use of the 2014 Senior Secured Term Loan as compared to our other credit facilities, which bear lower stated interest rates.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments.

During the three and six months ended June 30, 2015, the ratio of annualized core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense, and offering expenses) to average net assets was 0.48% and 0.46%, respectively, as compared to 0.53% and 0.59% for the same periods in 2014. As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of shareholders. Effective on January 1, 2015, we no longer reimburse CNL for certain personnel expenses as described in the Administrative Services Agreement. These personnel expenses were approximately $0.21 million and $0.45 million for the three and six months ended June 30, 2014, respectively.

Net realized gain and losses - Net realized gains and losses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net realized gains (losses) on investments	$(21,367)	$2,133	$(27,689)	$14,331
Net realized gains (losses) on derivative instruments	3,185	(587)	29,573	(778)
Net realized losses on foreign currency transactions	716	(1,324)	(628)	(2,346)

Net realized gains (losses)	$(17,466)	$222	$1,256	$11,207

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net gains (losses) on investments for each of the periods presented. The change in the amount of net realized gains (losses) on investments for the three and six months ended June 30, 2015 was partially due to a restructure of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million. The amount of gains or losses realized upon investment sales will not bear a direct relationship to the volume of investment sales because such sales are driven largely by portfolio management and liquidity decisions, rather than by the gains to be realized upon the sale.

Our net realized gains (losses) on derivative instruments for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net realized gains (losses) on:
Foreign currency forward contracts	$95	$(1,119)	$24,060	$(3,172)
TRS	3,090	532	5,513	2,394

	$3,185	$(587)	$29,573	$(778)

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.

The change in realized gains and losses on foreign currency forward contracts was due to the combined impact of the increase in the notional amount of foreign currency forward contracts, plus the effect of currency changes over the term of the related contracts. Foreign currency forward contracts with a notional amount of $6.28 million and $205.19 million settled during the three and six months ended June 30, 2015, respectively, as compared to $144.40 million and $197.26 million for the same periods in 2014. The realized gains on foreign currency forward contracts help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the three and six months ended June 30, 2015 and 2014, the net change in unrealized appreciation and depreciation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on:
Investments	$21,970	$9,565	$(28,640)	$24,147
Derivative instruments	(17,994)	(3,128)	6,591	(3,301)
Foreign currency translation	154	3,164	51	1,551

Net change in unrealized appreciation (depreciation)	$4,130	$9,601	$(21,998)	$22,397

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$43,483	$30,640	$46,644	$48,957
Unrealized depreciation	(44,692)	(14,312)	(92,902)	(16,938)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	23,179	(6,763)	17,618	(7,872)

Total net change in unrealized appreciation (depreciation)	$21,970	$9,565	$(28,640)	$24,147

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 14.4% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

We have entered into foreign currency forward contracts to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. The following table presents the combined realized and unrealized gains and losses on investments, including the impact of our hedges. Changes in foreign currency exchange rates could impact our earnings to the extent that our investments denominated in foreign currencies are not hedged or the hedges are not effective. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on our earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$603	$11,698	$(56,329)	$38,478
Net realized and unrealized gains (losses) on foreign currency forward contracts	(16,924)	(3,969)	26,017	(5,103)

	$(16,321)	$7,729	$(30,312)	$33,375

The net realized and unrealized losses on investments during the three and six months ended June 30, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. The net gains of $7.7 million and $33.4 million for the three and six months ended June 30, 2014, respectively, were related to a tightening of credit spreads that positively impacted the fair values of a number of investments, some that were sold during the periods. The net realized and unrealized gains and losses on the foreign currency forward contracts largely offset the valuation movements in investments denominated in foreign currencies causes by foreign exchange rate fluctuations.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$4,361	$922	$4,361	$922
Realized gain (loss) on TRS assets	105	108	105	108
Receipt of prior period unsettled amounts	(3,753)	(750)	(3,006)	(1,676)
Unrealized appreciation (depreciation) on TRS assets	(1,688)	(558)	3,174	(724)

	(975)	(278)	4,634	(1,370)

Net change in unrealized appreciation on foreign currency forward contracts:
Unrealized appreciation	244	1,219	24,410	1,160
Unrealized depreciation	(17,122)	(4,884)	(3,077)	(5,521)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(141)	815	(19,376)	2,430

	(17,019)	(2,850)	1,957	(1,931)

Total net change in unrealized appreciation (depreciation) on derivative instruments	$(17,994)	$(3,128)	$6,591	$(3,301)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

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

Adjusted net investment income

Our net investment income totaled $42.76 million ($0.17 per share) and $81.95 million ($0.35 per share) for the three and six months ended June 30, 2015, respectively, as compared to $26.53 million ($0.16 per share) and $47.24 million ($0.30 per share) for the three and six months ended June 30, 2014, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated incentive fees on capital gains with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The capital gains incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, the incentive fees on capital gains related to net unrealized appreciation on our Investment Portfolio and derivative instruments are not payable by us unless and until the net unrealized appreciation is actually realized. Therefore, in order to evaluate our net investment income without regard to unrealized appreciation in our Investment Portfolio, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six months ended June 30, 2015 and 2014; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net investment income (GAAP)	$42,760	$26,533	$81,950	$47,244
Add: Estimated unearned performance-based incentive fees	—	2,860	—	5,780

Adjusted net investment income (non-GAAP)	$42,760	$29,393	$81,950	$53,024

Net investment income per share (GAAP)	$0.17	$0.16	$0.35	$0.30

Adjusted net investment income per share (non-GAAP)	$0.17	$0.18	$0.35	$0.34

In addition, the relative utilization of the TRS can also cause variability in net investment income, because, in accordance with GAAP, earnings on assets within the TRS Portfolio are not included in the calculation of net investment income. The TRS Portfolio accrued interest income and financing charges are included in the fair value of the TRS and are not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments are finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges would have been included in net investment income.

The following table shows the TRS interest income and financing charges for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest and fee income included in TRS fair value	$5,122	$988	$5,122	$988
Financing charges included in TRS fair value	(761)	(66)	(761)	(66)

Subtotal	4,361	922	4,361	922
Interest and fee income included in TRS net realized gains	3,905	750	7,156	2,432
Financing charges included in TRS net realized gains	(909)	(93)	(1,708)	(245)
Less: amounts included in prior period fair value	(3,673)	(842)	(3,032)	(1,703)

TRS net interest spread	$3,684	$737	$6,777	$1,406

TRS net interest spread per share	$0.01	$0.00	$0.03	$0.01

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $316.53 million and $359.01 million during the six months ended June 30, 2015 and 2014, respectively. The most significant increase in net assets during the six months ended June 30, 2015 and 2014 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $361.24 million and $344.44 million, respectively. Our operations resulted in net assets increasing $61.21 million and $80.85 million during the six months ended June 30, 2015 and 2014, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $95.58 million and $59.93 million and the repurchase of shares of common stock in the amount of $10.34 million and $6.35 million during the six months ended June 30, 2015 and 2014, respectively.

Our net asset value per share was $9.67 and $10.15 on June 30, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.40 and $0.38 per share during the six months ended June 30, 2015 and 2014, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 2.89% and 5.35% (not annualized) for shareholders who held our shares over the entire six-month period ending June 30, 2015 and 2014, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 47.7% (see first chart below), or an annualized return of 10.2% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 33.0% (see first chart below), or an annualized return of 7.3% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 19.5% and 30.3%, respectively, in the period from June 17, 2011 to June 30, 2015.

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

Public Offering Price/Share	$10.00	$11.10	$11.30
Net Offering Price/Share	$9.00	$9.99	$10.17
Distributions/Share	$3.15	$1.64	$0.82
Terminal Value/Share (NAV)	$9.67	$9.67	$9.67

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at June 30, 2015 equal to net asset value of $9.67 per share and (iv) distributions payable to shareholders as of June 30, 2015.

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

The table below presents information on the significant presence of investments classified as Level 3 as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Fair value of investments classified as Level 3	$1,731,317	$1,502,332
Total fair value of investments	$3,277,928	$2,721,200
% of fair value classified as Level 3	52.8%	55.2%
Number of positions classified as Level 3	71	63
Total number of positions	164	154
% of positions classified as Level 3	43.3%	40.9%
Fair value of individual positions classified as Level 3:
Highest fair value	$108,521	$109,556
Lowest fair value	$1	$32
Average fair value	$24,385	$23,847

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2015 and December 31, 2014 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of June 30, 2015, assuming all other estimates remain unchanged, would otherwise result in a $82.44 million overstatement of net change in unrealized appreciation on investments, a $0.14 million overstatement of our investment advisory fees payable to our Advisors, a $82.31 million overstatement of our net increase in net assets resulting from operations, and a $0.35 overstatement in our earnings per share for the six months ended June 30, 2015, and a $0.32 overstatement of our net asset value per share as of June 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

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

The reimbursement rate was 0.5% of gross offering proceeds during the six months ended June 30, 2015. As of June 30, 2015, the Advisors had incurred $8.01 million for offering expenses from the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of June 30, 2015. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreement.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of June 30, 2015, our unfunded investment commitments totaled $230.58 million, representing 44.4% of our immediate liquidity available to us as of June 30, 2015. We believe we maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

Borrowings –As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of June 30, 2015, the credit facilities provided for $358.45 million of additional borrowing capacity. (See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for expanded discussion of the revolving credit facilities and 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at June 30, 2015 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$163,000	$163,000	$—	$—	$—
Deutsche Bank Credit Facility	150,000	—	150,000	—	—
Senior Secured Revolving Credit Facility	317,000	—	317,000	—	—
2014 Senior Secured Term Loan	395,000	4,000	8,000	383,000	—
Interest and Credit Facilities Fees Payable(1)	91,219	32,163	45,315	13,741	—

Total	$1,116,219	$199,163	$520,315	$396,741	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of June 30, 2015.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering expenses, and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in the accompanying unaudited condensed consolidated financial statements and Part III — Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the six months ended June 30, 2015 and 2014, we did not engage in interest rate hedging activities.

As of June 30, 2015, approximately 72.0% of our portfolio of debt investments (excluding TRS assets), or approximately $2.19 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At June 30, 2015, approximately 94.7% of our portfolio of variable interest rate debt investments, or approximately $2.08 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At June 30, 2015, we held an aggregate investment position of $117.08 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 5.3% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “— Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan”), all of our borrowing as of June 30, 2015 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility, (ii) the maximum commitment amount in our BNP Credit Facility and (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average stated interest rate would decrease by approximately 9 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of June 30, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as, the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than approximately 200 basis points, the increase in interest expense exceeds the hypothetical increase in interest income associated with our floating rate debt investments due to the base rate floors on those investments; for a persistent LIBOR increase of approximately 200 basis points or more, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of June 30, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

	Par		(in millions, except per share amounts)
	Amount	Weighted	Increases in LIBOR
	(in millions)	Avg. Floor	+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$117.08		$0.509	$1.017	$1.526	$2.035
Base rate floor	$2,076.21	1.1%	0.000	4.313	13.317	22.413

Increase in Floating Rate Interest Income			$0.509	$5.330	$14.843	$24.448

		Base Rate Spread
BNP Credit Facility	$163.00	110 bps	$(0.815)	$(1.630)	$(2.445)	$(3.260)
Deutsche Bank Credit Facility	$150.00	185 bps	(0.750)	(1.500)	(2.250)	(3.000)
Senior Secured Revolving Credit Facility	$317.00	250 bps	(1.585)	(3.170)	(4.755)	(6.340)
2014 Senior Secured Term Loan	$395.00	325 bps	(0.131)	(2.106)	(4.081)	(6.056)

Increase to Floating Rate Interest Expense			(3.281)	(8.406)	(13.531)	(18.656)

Change in Floating Rate Net Interest Income, before TRS			(2.772)	(3.076)	1.312	5.792
Net change in TRS unrealized appreciation (depreciation) (1)			(1.944)	(3.037)	(3.342)	(3.625)

Overall Change in Floating Rate Net Interest Income, including TRS			$(4.716)	$(6.113)	$(2.030)	$2.167

Change in Floating Rate Net Interest Income Per Share Outstanding as of June 30, 2015			$(0.02)	$(0.02)	$(0.01)	$0.01

(1)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 80 bps per annum on the settled notional amount of TRS assets. As of June 30, 2015, 97.2% of the TRS assets, or approximately $382.97 million measured at par value, featured floating or variable interest rates. At June 30, 2015, 99.0% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $378.97 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.0%. As of June 30, 2015, the total notional amount of the portfolio of TRS assets was $392.16 million, and the settled notional amount was $382.16 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of June 30, 2015 and that the TRS notional amount would equal $392.16 million upon which the financing payments to BNS are based.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 28.0% of our debt Investment Portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2015. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2015, approximately 47.0% of our fixed interest rate debt investments, or approximately $372.31 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed duration of approximately 4.7 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.7%, all other financial and market factors assuming to remain unchanged. A 4.7% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $17.64 million, or a 0.7% decline in net assets relative to $9.67 net asset value per share as of June 30, 2015.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of June 30, 2015, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of June 30, 2015. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2015, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
					Reduction in Fair
		As of June 30, 2015			Value as of	As of June 30, 2015
					June 30,	Foreign Currency		Foreign Currency
		Par Value/			2015 if 10%	Forward Contracts		Forward Contracts
		Cost in Local	Par Value/		Adverse Change	Amount in		Amount in
(in thousands)		Currency(1)	Cost in US$(1)	Fair Value	in Exchange Rate(2)	Local Currency		U.S. Dollars
Euros		€294,040	$335,543	$291,378	$29,138		€301,110	$375,224
British Pound Sterling		£92,438	135,451	145,752	14,575		£93,625	147,101
Australian Dollars	A$	32,119	24,954	22,569	2,257	A$	36,489	33,032
Swedish Kronor	SEK	97,249	15,145	7,272	727	SEK	—	—

Total			$511,093	$466,971	$46,697			$555,357

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of June 30, 2015, the net contractual amount of our foreign currency forward contracts totaled $555.36 million, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2015, we did not have any amounts outstanding denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three and six months ended June 30, 2015, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in a net realized and unrealized gains (losses) of $0.87 million and $(0.58) million, respectively. Our foreign currency forward contracts, employed for hedging purposes, generated net realized and unrealized gains (losses) of $(16.92) million and $26.02 million during the three and six months ended June 30, 2015, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2015.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)