Form 10-Q
period 2015-09-30
Corporate Capital Trust, Inc.
filed 2015-11-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock of the registrant outstanding as of November 10, 2015 was 278,583,194.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,266,498 and $2,569,096, respectively) - including $343,765 and $258,344, respectively, of investments pledged to creditors (Note 10)	$3,119,783	$2,512,428
Non-controlled, affiliated investments (amortized cost of $275,487 and $213,925, respectively)	216,803	203,272
Controlled, affiliated investments (amortized cost of $141,588 and $5,500, respectively)	143,167	5,500

Total investments, at fair value (amortized cost of $3,683,573 and $2,788,521, respectively)	3,479,753	2,721,200
Cash	48,219	46,388
Cash denominated in foreign currency (cost of $4,823 and $618, respectively)	4,663	589
Collateral on deposit with custodian	142,640	115,700
Dividends and interest receivable	52,818	32,523
Receivable for investments sold	6,269	—
Principal receivable	2,239	1,420
Unrealized appreciation on derivative instruments	1,917	40,903
Receivable from advisors	500	—
Deferred offering expense	1,808	2,612
Prepaid and other deferred expenses	9,787	10,385

Total assets	3,750,613	2,971,720

Liabilities
Revolving credit facilities	815,000	377,450
Term loan payable, net of discount	392,514	395,228
Accrued investment advisory fees	6,201	4,964
Unrealized depreciation on derivative instruments	3,676	3,903
Payable for investments purchased	3,488	34,888
Accrued directors’ fees	83	57
Accrued performance-based incentive fees	—	5,108
Other accrued expenses and liabilities	3,290	4,301

Total liabilities	1,224,252	825,899
Commitments and contingencies ($255,779 as of September 30, 2015, Note 11)

Net Assets	$2,526,361	$2,145,821

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 272,706,171 and 219,131,729 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$273	$219
Paid-in capital in excess of par value	2,694,282	2,166,554
Undistributed net investment income	9,099	9,099
Accumulated net realized gains	28,516	335
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(205,809)	(30,386)

Net assets	$2,526,361	$2,145,821

Net asset value per share	$9.26	$9.79

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $116, $-, $279 and $-, respectively)	$60,885	$43,953	$177,355	$123,646
Non-controlled, affiliated investments	756	—	2,245	—

Total interest income	61,641	43,953	179,600	123,646

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	5,710	6,804	14,221	20,447
Non-controlled, affiliated investments	2,627	4,781	10,087	8,787

Total payment-in-kind interest income	8,337	11,585	24,308	29,234

Fee income:
Non-controlled, non-affiliated investments	2,539	1,010	14,023	2,372

Total fee income	2,539	1,010	14,023	2,372

Dividend and other income:
Non-controlled, non-affiliated investments	19	4,734	207	4,744
Non-controlled, affiliated investments	459	2,066	977	2,643
Controlled, affiliated investments	4,936	—	4,936	—

Total dividend and other income	5,414	6,800	6,120	7,387

Total investment income	77,931	63,348	224,051	162,639

Operating expenses
Investment advisory fees	18,867	12,561	51,004	34,506
Interest expense	9,487	7,295	25,561	17,506
Performance-based incentive fees	—	3,722	7,983	15,325
Offering expenses	957	1,677	3,598	5,351
Administrative services	717	745	2,031	2,137
Professional services	621	520	1,988	1,570
Custodian and accounting fees	377	226	958	604
Director fees and expenses	158	126	478	417
Other	1,029	886	2,741	2,389

Total operating expenses	32,213	27,758	96,342	79,805

Net investment income before taxes	45,718	35,590	127,709	82,834
Income tax expense	90	—	131	—

Net investment income	45,628	35,590	127,578	82,834

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(1,094)	1,407	(28,783)	15,738
Derivative instruments	51,360	(548)	80,933	(1,326)
Foreign currency transactions	(2,200)	(593)	(2,828)	(2,939)

Net realized gains	48,066	266	49,322	11,473

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(77,888)	(35,877)	(90,047)	(20,515)
Non-controlled, affiliated investments	(29,875)	(9,486)	(48,031)	(701)
Controlled, affiliated investments	(96)	—	1,579	—
Derivative instruments	(45,350)	31,440	(38,759)	28,139
Foreign currency translation	(216)	(98)	(165)	1,453

Net change in unrealized appreciation (depreciation)	(153,425)	(14,021)	(175,423)	8,376

Net realized and unrealized gains (losses)	(105,359)	(13,755)	(126,101)	19,849

Net increase (decrease) in net assets resulting from operations	$(59,731)	$21,835	$1,477	$102,683

Net investment income per share	$0.17	$0.19	$0.52	$0.49

Diluted and basic (losses) earnings per share	$(0.23)	$0.12	$0.01	$0.61

Weighted average number of shares of common stock outstanding (basic and diluted)	264,030,528	186,785,383	246,351,875	167,389,712

Distributions declared per share	$0.20	$0.22	$0.60	$0.60

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Nine Months Ended September 30,
	2015	2014
Operations
Net investment income	$127,578	$82,834
Net realized gains on investments, derivative instruments and foreign currency transactions	49,322	11,473
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(175,423)	8,376

Net increase in net assets resulting from operations	1,477	102,683

Distributions to shareholders from
Net investment income	(127,578)	(82,834)
Net realized gains	(21,141)	(11,473)
Distributions in excess of net investment income (Note 8)	—	(6,013)

Net decrease in net assets resulting from shareholders’ distributions	(148,719)	(100,320)

Capital share transactions
Issuance of shares of common stock	472,250	498,652
Reinvestment of shareholders’ distributions	76,446	51,383
Repurchase of shares of common stock	(20,914)	(12,591)

Net increase in net assets resulting from capital share transactions	527,782	537,444

Total increase in net assets	380,540	539,807
Net assets at beginning of period	2,145,821	1,430,434

Net assets at end of period	$2,526,361	$1,970,241

Capital share activity
Shares issued from subscriptions	47,926,637	49,031,534
Shares issued from reinvestment of distributions	7,798,343	5,052,427
Shares repurchased	(2,150,538)	(1,246,240)

Net increase in shares outstanding	53,574,442	52,837,721

Undistributed (distributions in excess of) net investment income at end of period	$9,099	$(11,909)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net increase in net assets resulting from operations	$1,477	$102,683
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,467,289)	(1,260,847)
Decrease in payable for investments purchased	(31,400)	(49,555)
Payment-in-kind interest capitalized	(19,441)	(20,146)
Proceeds from sales of investments	251,954	442,624
Proceeds from principal payments	385,296	351,163
Net realized losses (gains) on investments	28,783	(15,738)
Net change in unrealized depreciation on investments	136,499	21,216
Net change in unrealized (appreciation) depreciation on derivative instruments	38,759	(28,139)
Net change in unrealized (appreciation) depreciation on foreign currency translation	165	(1,453)
Amortization of premium/discount, net	(6,102)	(4,541)
Amortization of deferred financing costs	2,359	2,073
Accretion of discount on term loan payable	286	132
(Increase) decrease in short-term investments, net	(68,253)	148,676
Increase in collateral on deposit with custodian	(26,940)	(25,899)
Increase in dividends and interest receivable	(20,259)	(14,012)
(Increase) decrease in receivable for investments sold	(6,339)	37,949
(Increase) decrease in principal receivable	(819)	67
Increase in receivable from advisors	(500)	(680)
(Increase) decrease in other assets	(130)	251
Increase in accrued investment advisory fees	1,237	492
Increase (decrease) in accrued performance-based incentive fees	(5,108)	2,556
Decrease in other accrued expenses and liabilities	(985)	(330)

Net cash used in operating activities	(806,750)	(311,458)

Financing Activities:
Proceeds from issuance of shares of common stock	472,250	498,652
Payments on repurchases of shares of common stock	(20,914)	(12,591)
Distributions paid	(72,273)	(48,917)
Borrowings under term loan payable	—	398,000
Repayments under term loan payable	(3,000)	(2,000)
Borrowings under revolving credit facilities	702,000	347,000
Repayments of revolving credit facilities	(264,450)	(867,331)
Deferred financing costs paid	(827)	(7,026)

Net cash provided by financing activities	812,786	305,787

Effect of exchange rate changes on cash	(131)	—

Net increase (decrease) in cash	5,905	(5,671)
Cash and cash denominated in foreign currency, beginning of period	46,977	86,205

Cash and cash denominated in foreign currency, end of period	$52,882	$80,534

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$22,628	$14,767

Distributions reinvested	$76,446	$51,383

Taxes paid, including excise tax	$1,953	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—53.3%
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$20,012	$19,829	$19,988
Algeco/Scotsman (LU)	(g)(h)(i)(j)(o)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	33,302	32,643	7,396
Alion Science & Technology Corp.	(k)(l)	Capital Goods	L + 450	1.00%	8/19/2021	2,876	2,862	2,858
AltEn, LLC	(i)(l)(m)	Energy	L + 900	1.00%	9/12/2018	29,610	27,225	15,314
American Freight, Inc.	(f)(i)	Retailing	L + 625	1.00%	10/31/2020	32,445	32,303	32,411
Amtek Global Technology Pte. Ltd. (SG)	(g)(i)(j)(n)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€62,849	63,637	63,750
	(g)(i)(j)(n)(EUR)		E + 900	1.00%	11/10/2019	61,898	62,674	62,785
	(g)(i)(j)(n)(EUR)		E + 900	1.00%	11/10/2019	8,728	8,838	8,853
Applied Systems, Inc.	(e)(f)	Software & Services	L + 325	1.00%	1/25/2021	$649	645	649
BeyondTrust Software, Inc.	(f)(i)	Software & Services	L + 700	1.00%	9/25/2019	12,915	12,794	12,871
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	3,872	3,807	3,855
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(o)	Consumer Services	L + 725		3/1/2017	10,800	10,163	10,053
California Pizza Kitchen, Inc.	(e)(f)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	18,335	17,724	18,083
Charlotte Russe, Inc.	(f)	Retailing	L + 550	1.25%	5/22/2019	18,291	18,146	15,182
	(f)		L + 550	1.25%	5/22/2019	4,478	4,456	3,739
CityCenter Holdings, LLC	(e)(f)	Real Estate	L + 325	1.00%	10/16/2020	5,919	5,872	5,911
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	8,368	8,159	7,336

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Distribution International, Inc.	(e)(f)	Retailing	L + 500	1.00%	12/10/2021	$6,375	$6,317	$6,296
EagleView Technology Corp.	(p)	Software & Services	L + 425	1.00%	7/15/2022	7,000	6,931	6,933
Emerald Performance Materials, LLC	(e)(l)	Materials	L + 350	1.00%	7/30/2021	649	646	646
Exemplis Corp.	(f)(i)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777	67,142	68,426
Football Association of Ireland (IE)	(g)(i)(j)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020	€43,615	58,530	49,445
Greystone & Co., Inc.	(f)(i)	Diversified Financials	L + 800	1.00%	3/26/2021	$33,665	33,173	32,430
Grocery Outlet, Inc.	(e)(f)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	2,960	2,970	2,957
Gymboree Corp.	(f)	Retailing	L + 350	1.50%	2/23/2018	11,892	10,958	7,877
Hanson Building Products North America	(e)(f)(g)	Materials	L + 550	1.00%	3/13/2022	23,053	22,854	22,895
Harbor Freight Tools USA, Inc.	(e)(f)	Capital Goods	L + 375	1.00%	7/26/2019	2,900	2,906	2,916
Hillman Group, Inc.	(e)(f)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	831	833	830
iPayment, Inc.	(e)(f)	Software & Services	L + 525	1.50%	5/8/2017	36,163	35,979	35,593
Jacuzzi Brands, Inc.	(f)(i)	Capital Goods	L + 650	1.25%	7/3/2019	18,717	18,456	18,690
Jacuzzi Brands, Inc. (LU)	(f)(i)(j)	Capital Goods	L + 650	1.25%	7/3/2019	20,118	19,838	20,089
KeyPoint Government Solutions, Inc.	(f)(i)	Capital Goods	L + 650	1.25%	11/13/2017	33,295	32,973	33,462

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Keystone Australia Holdings, Pty. Ltd. (AU)	(g)(i)(j)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	$29,057	$21,518
Koosharem, LLC	(e)(f)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,753	42,373	42,192
Kurt Geiger Ltd. (UK)	(g)(h)(i)(j)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£47,099	77,594	72,094
Marshall Retail Group, LLC	(f)(i)	Retailing	L + 600	1.00%	8/25/2020		$16,678	16,524	15,354
MCS AMS Sub-Holdings, LLC	(f)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		42,887	41,967	35,596
MSX International, Inc.	(f)	Software & Services	L + 500	1.00%	8/18/2020		2,507	2,399	2,507
Neiman Marcus Group, LLC	(e)(f)	Retailing	L + 325	1.00%	10/25/2020		4,939	4,873	4,843
New Enterprise Stone & Lime Co., Inc.	(f)(i)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	56,081
Nine West Holdings, Inc.	(e)(f)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,452	13,236	11,098
P & L Development, LLC	(h)(i)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK		5/1/2020		56,301	55,779	54,314
Pacific Union Financial, LLC	(i)(l)	Diversified Financials	L + 800	1.00%	5/31/2019		53,959	53,202	53,523
Paradigm Acquisition Corp.	(q)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022		11,063	10,903	10,980
Payless, Inc.	(i)(l)	Retailing	L + 625	1.00%	3/2/2019		12,973	12,758	12,832
Petroplex Acidizing, Inc.	(f)(i)	Energy	L + 725	1.00%	12/4/2019		36,438	35,964	31,319

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Proserv Acquisition, LLC	(f)(g)	Energy	L + 538	1.00%	12/22/2021	$27,378	$	21,630	$	20,762
Proserv Acquisition, LLC (UK)	(f)(g)(j)	Energy	L + 538	1.00%	12/22/2021	16,070		12,695		12,186
Raley’s	(f)	Food & Staples Retailing	L + 625	1.00%	4/10/2022	29,591		28,594		29,591
RedPrairie Corp.	(e)(f)	Software & Services	L + 500	1.00%	12/21/2018	26,343		25,399		23,511
Riverbed Technology, Inc.	(e)(f)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	7,691		7,654		7,713
TIBCO Software, Inc.	(e)(l)	Software & Services	L + 550	1.00%	12/4/2020	57,806		56,176		57,372
TTM Technologies, Inc.	(g)(l)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	11,980		11,576		11,201
Tweddle Group, Inc.	(f)(i)	Automobiles & Components	L + 675	1.00%	4/7/2020	43,485		42,600		42,985
Waste Pro USA, Inc.	(f)(i)	Transportation	L + 750	1.00%	10/15/2020	36,406		36,406		36,326
Willbros Group, Inc.	(i)(l)	Energy	L + 975	1.25%	12/15/2019	52,642		52,642		45,621
Z Gallerie, Inc.	(f)(i)	Retailing	L + 650	1.00%	10/8/2020	32,436		32,111		32,488
Total Senior Secured Loans—First Lien							$	1,432,693	$	1,344,526

Senior Secured Loans—Second Lien—38.9%
Angelica Corp.	(f)(i)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	$50,869	$	50,869	$	45,013
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650	1.00%	1/24/2022	34,703		35,022		34,486
AssuredPartners, Inc.	(f)	Insurance	L + 675	1.00%	4/2/2022	3,135		3,148		3,170
Brake Bros Ltd. (UK)	(g)(h)(j)(r)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£6,062		8,726		9,088

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855	$23,673	$23,497
CPI International, Inc.	(f)(i)	Capital Goods	L + 700	1.00%	9/16/2017	28,000	27,449	27,440
CTI Foods Holding Co., LLC	(f)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,945	22,406
Deltek, Inc.	(e)(f)	Software & Services	L + 850	1.00%	6/17/2023	62,369	61,762	62,564
EagleView Technology Corp.	(p)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,511	31,845
Emerald Performance Materials, LLC	(e)(l)	Materials	L + 675	1.00%	8/1/2022	2,041	2,031	2,026
Excelitas Technologies Corp.	(f)(h)(i)	Technology Hardware & Equipment	L + 975, 1.50% PIK	1.00%	4/29/2021	110,242	110,242	108,150
Genoa, a QoL Healthcare Co., LLC	(f)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	6,403	6,341	6,403
Greenway Medical Technologies	(f)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057	22,770	22,481
Grocery Outlet, Inc.	(e)(f)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688	48,250	49,564
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(j)(EUR)	Retailing	12.00% PIK		1/31/2019	€25,598	28,987	25,358
	(g)(h)(i)(j)(EUR)		12.00% PIK		1/31/2019	3,485	3,726	3,452
Gypsum Management & Supply, Inc.	(e)(f)	Capital Goods	L + 675	1.00%	4/1/2022	$14,802	14,399	14,534
iParadigms Holdings, LLC	(f)	Software & Services	L + 725	1.00%	7/29/2022	24,366	24,201	24,244
Learfield Communications, Inc.	(f)	Media	L + 775	1.00%	10/8/2021	27,756	27,975	27,686

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Lightower Fiber, LLC	(e)(f)	Telecommunication Services	L + 675	1.25%	4/12/2021	$35,406	$	35,006	$	35,140
Maxim Crane, LP	(e)(f)	Capital Goods	L + 925	1.00%	11/26/2018	970		989		966
Misys Ltd. (UK)	(e)(g)(j)	Software & Services	12.00%		6/12/2019	3,000		3,273		3,269
NewWave Communications	(f)	Media	L + 800	1.00%	10/30/2020	13,712		13,677		13,507
P2 Energy Solutions, Inc.	(e)(g)(q)	Software & Services	L + 800	1.00%	4/30/2021	9,283		9,207		8,169
	(f)(g)		L + 800	1.00%	4/30/2021	74,312		72,356		65,394
Petrochoice Holdings, Inc.	(f)(i)	Capital Goods	L + 875	1.00%	8/21/2023	50,000		49,003		49,348
Polyconcept Finance B.V. (NL)	(g)(i)(j)(l)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		46,556
Progressive Solutions	(l)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		21,004		21,053
RedPrairie Corp.	(f)	Software & Services	L + 1000	1.25%	12/21/2019	39,868		37,602		34,606
Safety Technology Holdings, Inc.	(f)(i)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,809		30,322
SI Organization, Inc.	(f)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,539		55,113
Talbots, Inc.	(e)(f)	Retailing	L + 850	1.00%	3/19/2021	8,022		7,991		7,878
The TelX Group, Inc.	(e)(l)	Telecommunication Services	L + 650	1.00%	4/9/2021	23,683		23,811		23,773
Valeo Foods Group Ltd. (IE)	(g)(i)(j)(s)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125		43,603		43,215
Total Senior Secured Loans—Second Lien							$	1,004,624	$	981,716

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Senior Secured Bonds—8.1%
Altice International S.A.R.L. (LU)	(g)(j)(t)(u)	Media	6.63%		2/15/2023	$5,046	$	5,046	$	4,844
Artesyn Technologies, Inc.	(e)(t)(u)	Technology Hardware & Equipment	9.75%		10/15/2020	24,387		23,922		24,387
Guitar Center, Inc.	(t)(u)	Retailing	6.50%		4/15/2019	27,676		27,253		25,462
Hot Topic, Inc.	(t)(u)	Consumer Durables & Apparel	9.25%		6/15/2021	3,556		3,637		3,473
iPayment, Inc.	(t)(u)	Software & Services	9.50%		12/15/2019	8,597		8,597		8,511
Louisiana Public Facilities Authority	(i)	Energy	11.50%		1/1/2020	34,330		33,550		33,628
	(f)(i)(t)		L + 1000		1/1/2020	10,650		10,650		10,403
NESCO, LLC	(t)(u)	Capital Goods	6.88%		2/15/2021	10,532		7,022		7,399
New Enterprise Stone & Lime Co., Inc.	(h)(u)	Capital Goods	7.00%, 6.00% PIK		3/15/2018	36,933		39,429		38,226
OAG Holdings, LLC	(h)(i)	Energy	8.00%, 2.00% PIK		12/20/2020	20,728		18,270		3,218
Rockport Group, LLC	(i)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516		27,813		27,712
Ryerson, Inc.	(e)	Materials	9.00%		10/15/2017	5,814		5,814		5,189
SquareTwo Financial Corp.	(u)	Banks	11.63%		4/1/2017	16,044		15,903		9,626

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Towergate (UK)	(g)(j)(u)(GBP)	Insurance	8.75%		4/2/2020	£936	$	1,425	$	1,300
Total Senior Secured Bonds							$	228,331	$	203,378

Total Senior Debt							$	2,665,648	$	2,529,620

Subordinated Debt—19.2%
Alion Science & Technology Corp.	(i)(t)	Capital Goods	11.00%		8/19/2022	$68,603	$	67,580	$	66,388
Block Communications, Inc.	(t)(u)	Media	7.25%		2/1/2020	463		474		458
Builders FirstSource, Inc.	(g)(t)(u)	Capital Goods	10.75%		8/15/2023	15,522		15,522		15,503
Cemex Materials, LLC	(t)(u)	Materials	7.70%		7/21/2025	58,454		62,348		60,500
Cequel Communications Holdings, LLC	(t)(u)	Media	5.13%		12/15/2021	20,751		20,527		18,261
	(t)(u)		5.13%		12/15/2021	178		179		157
	(g)(t)(u)		7.75%		7/15/2025	20,456		20,135		18,052
CHS/Community Health Systems, Inc.	(g)(u)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		116
Datatel, Inc.	(e)(h)(t)(u)	Software & Services	9.63%		12/1/2018	10,725		10,684		10,939
	(t)		9.00%		9/30/2023	3,120		3,013		3,019
Essar Steel Algoma, Inc. (CA)	(g)(h)(j)(u)	Materials	14.00% PIK		2/13/2020	5,069		4,414		2,230
Exemplis Corp.	(f)(h)(i)	Commercial & Professional Services	L + 700, 2.00% PIK		3/23/2020	25,244		25,244		25,346
GCI, Inc.	(u)	Telecommunication Services	6.75%		6/1/2021	2,430		2,423		2,473
	(u)		6.88%		4/15/2025	30,141		29,971		30,292

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Global Closure Systems (FR)	(g)(h)(i)(j)(EUR)	Materials	13.00% PIK		11/15/2019	€21,536	$	28,270	$	23,963
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(j)(EUR)	Retailing	15.00% PIK		11/11/2018	773		1,035		679
Hilding Anders (SE)	(g)(h)(i)(j)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	98,621		118,344		93,170
	(g)(h)(i)(j)(m)(o)(EUR)		12.00% PIK		12/31/2023	17,653		939		—
	(g)(h)(i)(j)(m)(o)(EUR)		18.00% PIK		12/31/2024	8,331		8,485		—
Hillman Group, Inc.	(t)(u)	Consumer Durables & Apparel	6.38%		7/15/2022	$3,953		3,807		3,637
Hot Topic, Inc.	(h)(t)(u)	Consumer Durables & Apparel	12.00%		5/15/2019	10,488		10,427		9,859
IMS Health, Inc.	(g)(t)(u)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,897		9,751
JC Penney Corp., Inc.	(g)(u)	Retailing	5.65%		6/1/2020	8,440		6,584		7,596
Kenan Advantage Group, Inc.	(t)(u)	Transportation	7.88%		7/31/2023	30,097		30,097		30,548
Lightower Fiber, LLC	(i)	Telecommunication Services	10.00%		2/12/2022	11,555		11,332		11,242
	(h)(i)		12.00% PIK		8/12/2025	8,531		8,363		8,221
Summit Materials, LLC	(u)	Materials	10.50%		1/31/2020	4,873		5,280		5,214
The TelX Group, Inc.	(h)(i)	Telecommunication Services	13.50% PIK		7/9/2021	3,689		3,895		3,800
TIBCO Software, Inc.	(t)(u)	Software & Services	11.38%		12/1/2021	21,219		20,712		21,166

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Transdigm, Inc.	(g)(t)(u)	Capital Goods	6.50%		5/15/2025	$1,485	$	1,485	$	1,396
Total Subordinated Debt								531,580	$	483,976

Structured Products—3.6%
Comet Aircraft S.A.R.L. (LU), Common Shares	(g)(i)(j)(v)	Capital Goods				549,451	$	50,000	$	52,479
KKR BPT Holdings Aggregator, LLC, Membership Interest	(g)(i)(v)*	Diversified Financials				N/A		7,500		5,775
Trade Finance Funding I, Ltd. 2013-1A Class B (KY)	(g)(i)(j)(t)	Diversified Financials	10.75%		11/13/2018	28,221		28,221		28,362
VSK Holdings Ltd. (KY), Class B Preferred Shares	(g)(i)(j)(m)(EUR)	Banks	7.77%		10/31/2020	6,650,429		—		5,053
Total Structured Products							$	85,721	$	91,669

Equity/Other—12.1%
Alion Science & Technology Corp., Membership Interest	(i)*	Capital Goods				N/A	$	7,350	$	7,742
AltEn, LLC, Membership Units	(i)(m)*	Energy				611		2,955		—
Amtek Global Technology Pte. Ltd. (SG), Warrants	(g)(i)(j)*(EUR)	Automobiles & Components			12/31/2018	9,991		4,785		4,863
	(g)(i)(j)*(EUR)				12/31/2017	9,991		4,636		4,701
Cengage Learning Holdings II, LP, Common Stock		Media				227,802		7,529		6,037
Education Management Corp., Common Stock	*	Consumer Services				3,779,591		1,047		—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Education Management Corp., Warrants	(i)*				1/5/2022	2,320,791	$	371	$	—
Excelitas Technologies Corp., Class A Membership Interest	(i)*	Technology Hardware & Equipment				N/A		5,636		3,395
GA Capital Specialty Lending Fund, Limited Partnership Interest	(g)(i)*	Diversified Financials				N/A		16,875		16,875
Genesys Telecommunications Laboratories, Inc., Common Stock	(i)*	Software & Services				5,775		449		675
Global Closure Systems (FR), Limited Partnership Interest	(g)(i)(j) *(EUR)	Materials				N/A		823		1,215
Gruppo Argenta S.p.A. (LU), Warrants	(g)(i)(j)*(EUR)	Retailing				225,289		5,342		2,312
Guardian Investors, LLC, Membership Interest	(g)(i)(v)*	Diversified Financials				N/A		36,292		36,005
Hilding Anders (SE), Class A Common Stock	(g)(i)(j)(m)*(SEK)	Consumer Durables & Apparel				1,394,288		132		—
Hilding Anders (SE), Class B Common Stock	(g)(i)(j)(m)*(SEK)					260,253		25		—
Hilding Anders (SE), Equity Options	(g)(i)(j)(m)*(SEK)				12/31/2020	236,160,807		14,988		—
Home Partners of America, Inc., Common Stock	(i)(m)*	Real Estate				62,475		62,213		61,367
Home Partners of America, Inc., Warrant Delivery Rights	(i)(m)*					322		5		5
Home Partners of America, Inc., Warrants	(i)(m)*				8/7/2024	2,353		257		230

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Innovating Partners, LLC, Membership Interest	(g)(i)(v)	Diversified Financials				N/A	$	47,796	$	48,908
iPayment, Inc., Common Stock	(i)*	Software & Services				538,144		1,988		2,239
Jones Apparel Group Holdings, Inc., Common Stock	(i)*	Consumer Durables & Apparel				5,451		872		3,120
Keystone Australia Holdings, Pty. Ltd. (AU), Warrants	(g)(i)(j)*(AUD)	Consumer Services				1,588,469		1,019		81
Kurt Geiger Ltd. (UK), Common Stock	(g)(i)(j)	Consumer Durables & Apparel				5,451		65		7,301
Nine West Holdings, Inc., Common Stock	(i)*	Consumer Durables & Apparel				5,451		6,541		853
OAG Holdings, LLC, Overriding Royalty Interest	(i)	Energy				N/A		2,354		—
Orchard Marine, Ltd. (VG), Class B Common Stock	(g)(i)(j)(m)*	Transportation				1,964		3,069		2,448
Orchard Marine, Ltd. (VG), Series A Preferred Stock	(g)(i)(j)(m)		9.00%			37,807		36,850		39,216
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(g)(i)	Diversified Financials				N/A		42,481		41,529
Stuart Weitzman, Inc., Other	(i)	Consumer Durables & Apparel				N/A		—		1,107
SUN NewCo, Common Shares A	(g)(i)(GBP)	Insurance				16,450		—		—
SUN NewCo, Preference B Shares	(g)(i)(GBP)					6,113,719		9,064		9,655
Towergate (UK), Ordinary Shares	(g)(i)(j)*(GBP)	Insurance				116,814		173		185
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	$	7,760	$	3,542
Total Equity/Other							$	331,742	$	305,606

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Total Investments, excluding Short Term Investments — 135.2%							$	3,614,691	$	3,410,871

Short Term Investments—2.7%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(e)(w)		0.01%			39,057,163	$	39,057	$	39,057
State Street Institutional Liquid Reserves Fund, Institutional Class	(w)		0.13%			29,825,040		29,825		29,825
Total Short Term Investments							$	68,882	$	68,882

TOTAL INVESTMENTS — 137.9%(x)							$	3,683,573	$	3,479,753

LIABILITIES IN EXCESS OF OTHER ASSETS—(37.9%)										(953,392)
NET ASSETS—100.0%									$	2,526,361
Collateral on Deposit with Custodian—5.7%
Bank of Nova Scotia—Certificate of Deposit			0.27%		12/31/2015	142,640	$	142,640		142,640
Total Collateral on Deposit with Custodian							$	142,640	$	142,640

Derivative Instruments (Note 4)—(0.2%)
Cross Currency Swaps	(g)(i)						$	—		302
Foreign currency forward contracts	(g)(i)						$	—		386

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Company	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount		Cost		Fair Value
Total return swaps	(g)(i)					$	$	—	$	(2,447)
Total Derivative Instruments							$	—	$	(1,759)

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of September 30, 2015.

(f)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2015 was 0.33%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 73.2% of the Company’s total assets represented qualifying assets as of September 30, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

(h)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

			Nine Months Ended September 30, 2015
PIK Security Name	Local Currency	Local Par as of December 31, 2014	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of September 30, 2015	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	30,859	—	2,443	—	33,302	15.75%	15.75%	15.75%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	8,912	—	203	(3,053)	6,062	L + 625	3.00%	3.00%
Datatel, Inc. - 9.63%	USD	9,287	1,438	—	—	10,725	9.63%	0.00%	10.38%
Eagle Midco, Inc. - 9.00%	USD	31,796	—	—	(31,796)	—	N/A	N/A	N/A
Education Management, LLC - 16.00% PIK	USD	1,403	—	—	(1,403)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. - 14.00% PIK	USD	4,570	—	499	—	5,069	14.00%	14.00%	14.00%
Excelitas Technologies Corp. - L + 975, 1.50% PIK	USD	108,997	—	1,245	—	110,242	L + 1125	1.50%	1.50%
Exemplis Corp. - L + 700, 2.00% PIK	USD	—	25,000	244	—	25,244	L + 900	2.00%	2.00%
Global Closure Systems - 13.00% PIK	EUR	20,221	—	1,315	—	21,536	13.00%	13.00%	13.00%
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	684	—	89	—	773	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	22,754	—	2,844	—	25,598	12.00%	12.00%	12.00%
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	3,205	—	280	—	3,485	12.00%	12.00%	12.00%
Hilding Anders - 18.00% PIK	EUR	8,331	—	—	—	8,331	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	92,571	—	6,050	—	98,621	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	17,653	—	—	—	17,653	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	8,113	2,419	—	(44)	10,488	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	46,862	—	237	—	47,099	11.00%	1.00%	1.00%
Lightower Fiber, LLC - 12.00% PIK	USD	—	8,531	—	—	8,531	12.00%	12.00%	12.00%
New Enterprise Stone & Lime Co., Inc. - 7.00%, 6.00% PIK	USD	10,841	50,397	1,455	(25,760)	36,933	13.00%	6.00%	12.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,417	—	311	—	20,728	10.00%	2.00%	2.00%
P & L Development, LLC - L + 750, 1.00% PIK	USD	—	56,205	237	(141)	56,301	L + 850	1.00%	1.00%
Pharmaceutical Product Development, Inc. - 9.38%	USD	5,151	—	—	(5,151)	—	9.38%	0.00%	10.13%
Stuart Weitzman, Inc. - 11.50%	USD	56,918	—	—	(56,918)	—	N/A	N/A	N/A
The TelX Group, Inc. - 13.50% PIK	USD	3,457	—	232	—	3,689	13.50%	13.50%	13.50%
Towergate Finance PLC - 13.50% PIK	GBP	—	1,325	10	(1,335)	—	N/A	N/A	N/A

(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(j)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(k)	Position or portion thereof unsettled as of September 30, 2015.

(l)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2015 was 0.19%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

(m)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2015 represented 8.6% of the Company’s net assets. Fair value as of December 31, 2014 and September 30, 2015 along with transactions during the nine months ended September 30, 2015 in these affiliated investments are as follows (amounts in thousands):

		Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2015	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(2,787)	$-	$-	$-	$-	$-
Term Loan	25,792	400		(10,878)	15,314	-	2,245	-	-
Hilding Anders
Subordinated Debt	110,973	7,479	-	(25,282)	93,170	-	10,087	-	-
Class A Common Stock	257	-	-	(257)	-	-	-	-	-
Class B Common Stock	48	-	-	(48)	-	-	-	-	-
Equity Options	11,724	-	-	(11,724)	-	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	40,272	-	(1,128)	61,367	-	-	-	-
Warrants	78	180	-	(28)	230	-	-	-	-
Warrants Delivery Rights	32	-	(27)	-	5	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(553)	2,448	-	-	-	-
Series A Preferred Stock	23,760	13,258	-	2,198	39,216	-	-	-	977
VSK Holdings, Ltd.
Class B Preferred Shares	2,597	-	-	2,456	5,053	-	-	-	-

Totals	$203,272	$61,589	$(27)	$(48,031)	$216,803	$-	$12,332	$-	$977

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	Includes payment-in-kind interest income.

(n)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at September 30, 2015 was 0.04%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

(o)	Investment was on non-accrual status as of September 30, 2015.

(p)	The Interest rate on these investments is subject to the base rate of 2-Month LIBOR, which at September 30, 2015 was 0.26%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

(q)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2015 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

(r)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at September 30, 2015 was 0.58%. The current base rate for each investment may be different from thereference rate on September 30, 2015.

(s)	The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at September 30, 2015 was 0.51%. The current base rate for each investment may be different from the reference rate on September 30, 2015.

(t)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(u)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10, “Borrowings “ for additional information.

(v)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2015 represented 5.7% of the Company’s net assets. Fair value as of December 31, 2014 and September 30, 2015 along with transactions during the nine months ended September 30, 2015 in these controlled investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L
Common Shares	$—	$50,000	$—	$2,479	$52,479	$—	$—	$—	$3,588
Guardian Investors, LLC, Membership Interest	—	36,292	—	(287)	36,005	—	—	—	—
Innovating Partners, LLC, Membership Interest	—	47,796	—	1,112	48,908	—	—	—	1,348
KKR BPT Holdings Aggregator, LLC, Membership Interest	5,500	2,000	—	(1,725)	5,775	—	—	—	—

Totals	$5,500	$136,088	$—	$1,579	$143,167	$—	$—	$—	$4,936

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(w)	7-day effective yield as of September 30, 2015.

(x)	As of September 30, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $38,106; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $241,926; the net unrealized depreciation was $203,820; the aggregate cost of securities for Federal income tax purposes was $3,683,573.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2015

(in thousands, except share amounts)

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.702 as of September 30, 2015.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.117 as of September 30, 2015.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.513 as of September 30, 2015.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.119 as of September 30, 2015.

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Senior Secured Loans—First Lien—52.6%
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$20,165	$	19,958	$	19,812
Algeco/Scotsman (LU)	(e)(g)(h)(i)(k)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	30,859		30,674		27,711
AltEn, LLC	(j)(k)	Energy	L + 900	1.00%	9/12/2018	29,610		26,825		25,792
American Freight, Inc.	(f)(k)	Retailing	L + 625	1.00%	10/31/2020	32,690		32,531		32,614
Amtek Global Technology Pte. Ltd. (SG)	(g)(h)(k)(v)(EUR)	Automobiles & Components	E + 800	1.00%	11/10/2019	€62,849		75,769		73,287
Applied Systems, Inc.	(e)(f)	Software & Services	L + 325	1.00%	1/25/2021	$654		650		646
Aspen Dental Management, Inc.	(e)(f)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016	5,992		5,958		6,010
BeyondTrust Software, Inc.	(f)(k)	Software & Services	L + 700	1.00%	9/25/2019	11,156		11,046		11,036
BRG Sports, Inc.	(e)(j)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	4,221		4,143		4,231
Caesars Entertainment Operating Co., Inc.	(e)(f)(h)	Consumer Services	L + 675		3/1/2017	10,800		10,141		9,492
California Pizza Kitchen, Inc.	(e)(f)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	18,602		17,816		17,936
Charlotte Russe, Inc.	(e)(f)	Retailing	L + 550	1.25%	5/22/2019	19,261		19,075		18,828
	(e)(f)		L + 550	1.25%	5/22/2019	4,715		4,689		4,605
CityCenter Holdings, LLC	(e)(f)	Real Estate	L + 325	1.00%	10/16/2020	5,919		5,866		5,880
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	11,216		10,909		10,716
Distribution International, Inc.	(e)(f)(l)	Retailing	L + 475	1.00%	12/10/2021	6,424		6,359		6,408

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)			Cost (d)		Fair Value
Emerald Performance Materials, LLC	(e)(j)	Materials	L + 350	1.00%	7/30/2021		$654	$	650	$	640
Football Association of Ireland (IE)	(g)(h)(k)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020		€43,615		58,419		53,164
Greenway Medical Technologies	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,763		1,755		1,754
Greystone & Co., Inc.	(f)(k)	Diversified Financials	L + 800	1.00%	3/26/2021		33,918		33,373		33,892
Grocery Outlet, Inc.	(e)(f)(l)	Food & Staples Retailing	L + 475	1.00%	10/21/2021		1,802		1,803		1,807
Gymboree Corp.	(e)(f)	Retailing	L + 350	1.50%	2/23/2018		14,197		12,716		9,347
Harbor Freight Tools USA, Inc.	(e)(f)	Capital Goods	L + 375	1.00%	7/26/2019		3,063		3,070		3,059
Hillman Group, Inc.	(e)(f)	Capital Goods	L + 350	1.00%	6/30/2021		838		840		829
iPayment, Inc.	(e)(f)	Software & Services	L + 525	1.50%	5/8/2017		36,163		35,902		35,560
J. Jill	(f)(k)	Retailing	L + 850	1.50%	4/29/2017		5,721		5,721		5,721
Jacuzzi Brands, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,268		19,942		20,116
Jacuzzi Brands, Inc. (LU)	(f)(g)(h)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,118		19,795		19,967
KeyPoint Government Solutions, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	11/13/2017		37,071		36,602		37,441
Keystone Australia Holdings, Pty. Ltd. (AU)	(g)(h)(i)(k)(AUD)	Consumer Services	7.00%, 8.00% PIK		8/7/2019	A$	38,054		33,263		29,430
Kurt Geiger Ltd. (UK)	(g)(h)(i)(k)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£46,862		77,069		72,668
Marshall Retail Group, LLC	(f)(k)	Retailing	L + 600	1.00%	8/25/2020		$16,804		16,644		16,822

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Waste Pro USA, Inc.	(f)(k)	Transportation	L + 750	1.00%	10/15/2020	$36,681	$	36,681	$	36,749
Willbros Group, Inc.	(f)(k)	Energy	L + 975	1.25%	12/15/2019	74,944		74,944		74,944
Wilton Brands, LLC	(e)(f)	Materials	L + 625	1.25%	8/30/2018	5,141		5,068		4,807
Z Gallerie, Inc.	(k)(n)	Retailing	L + 650	1.00%	10/8/2020	33,254		32,883		33,413
Zayo Group, LLC	(e)(f)(h)	Telecommunication Services	L + 300	1.00%	7/2/2019	1,596		1,577		1,583
Total Senior Secured Loans—First Lien							$	1,152,555	$	1,128,244

Senior Secured Loans—Second Lien—39.3%
American Casino & Entertainment Properties, LLC	(f)	Consumer Services	L + 1000	1.25%	1/3/2020	$1,832	$	1,889	$	1,901
Angelica Corp.	(f)(k)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869		50,868		46,131
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650	1.00%	1/24/2022	24,905		25,336		24,427
Arysta Lifescience SPC, LLC	(e)(f)(h)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305		16,167		16,295
AssuredPartners, Inc.	(f)	Insurance	L + 675	1.00%	4/2/2022	7,097		7,092		6,866
Brake Bros Ltd. (UK)	(g)(h)(i)(o)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£8,912		12,872		13,242
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,661		24,034
Catalina Marketing Corp.	(j)	Media	L + 675	1.00%	4/11/2022	6,020		5,978		5,613
CHG Companies, Inc.	(e)(f)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	9,871		9,764		9,896
CRC Health Group, Inc.	(f)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	42,358		42,134		43,381

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Essar Steel Algoma, Inc. (CA)	(g)(h)(i)(p)(q)	Materials	14.00% PIK		2/13/2020	$4,570	$	3,850	$	4,044
GCI, Inc.	(q)	Telecommunication Services	8.625%		11/15/2019	53,119		55,914		55,709
	(q)		6.75%		6/1/2021	158		151		155
Global Closure Systems (FR)	(g)(h)(i)(k)(EUR)	Materials	13.00% PIK		11/15/2019	€20,221		26,720		24,452
Gruppo Argenta S.p.A. (LU)	(g)(h)(i)(k)(EUR)	Retailing	15.00% PIK		11/11/2018	684		937		663
Hilding Anders (SE)	(g)(h)(i)(k)(r)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	€92,571		110,851		101,486
	(g)(h)(i)(k)(m)(r)(EUR)		12.00% PIK		12/31/2023	17,653		939		1,502
	(g)(h)(i)(k)(r)(EUR)		18.00% PIK		12/31/2024	8,331		8,499		7,985
Hillman Group, Inc.	(p)(q)	Capital Goods	6.375%		7/15/2022	$3,305		3,174		3,173
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	12.00%		5/15/2019	8,113		7,973		8,275
iPayment, Inc.	(q)	Software & Services	10.25%		5/15/2018	8,597		8,597		8,597
JC Penney Corp., Inc.	(h)(q)	Retailing	5.65%		6/1/2020	8,440		6,371		6,541
Pharmaceutical Product Development, Inc.	(p)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.375%		10/15/2017	5,151		5,237		5,264
Stuart Weitzman, Inc.	(k)	Consumer Durables & Apparel	11.50%		8/29/2019	56,918		55,585		56,724
Summit Materials, LLC	(q)	Materials	10.50%		1/31/2020	19,800		21,625		21,978
The TelX Group, Inc.	(i)(k)	Telecommunication Services	13.50% PIK		7/9/2021	3,457		3,680		3,480
TIBCO Software, Inc.	(h)(p)(q)	Software & Services	11.375%		12/1/2021	13,819		13,435		13,370

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

As of September 30, 2015, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”) and Paris Funding LLC (“Paris Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

2.         Significant Accounting Policies (continued)

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

Level 2 – Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts, cross currency swaps and certain over-the-counter derivatives.

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

2.        Significant Accounting Policies (continued)

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

2.         Significant Accounting Policies (continued)

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

Certain of the Company’s investments in debt securities contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional debt securities or (iii) a combination of cash and additional debt securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates as the original securities issued. PIK interest generally becomes due at maturity of the investment or upon the investment being called by the issuer.

If the portfolio company valuation indicates the value of the PIK investment is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible.

2.         Significant Accounting Policies (continued)

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

Dividend Income - Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

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

2.         Significant Accounting Policies (continued)

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

Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts and cross currency swaps is included in net change in unrealized appreciation (depreciation) in derivative instruments in the condensed consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the condensed consolidated statements of operations.

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

Distributions - Weekly distributions are generally declared monthly by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of selling commissions and marketing support fees.

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

2.         Significant Accounting Policies (continued)

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

The Taxable Subsidiaries hold certain of the Company’s portfolio investments. The Taxable Subsidiaries are consolidated for GAAP reporting purposes, and the portfolio investments held by such entities are included in the condensed consolidated financial statements. The Taxable Subsidiaries may generate income tax expense, or benefit, and related tax assets and liabilities. As a result, any such income tax expense, or benefit and the related tax assets and liabilities are recorded in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Similarly, certain foreign investments, which may be held outside of the Taxable Subsidiaries, might incur foreign income taxes and have deferred tax assets and liabilities.

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

Recent Accounting Pronouncements - In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity (“VIE”) and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company has determined that it will not early adopt this ASU and is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has determined that it will not early adopt this ASU and is currently evaluating the effect the amendments will have on its consolidated financial position, results of operations or cash flows.

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

As of September 30, 2015 and December 31, 2014, the Company’s investment portfolio consisted of the following (in thousands):

	As of September 30, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior Debt
Senior secured loans – first lien	$1,432,693	$1,344,526	39.4%	53.2%
Senior secured loans – second lien	1,004,624	981,716	28.8	38.9
Senior secured bonds	228,331	203,378	5.9	8.1

Total senior debt	2,665,648	2,529,620	74.1	100.2
Subordinated debt	531,580	483,976	14.2	19.2
Structured products	85,721	91,669	2.7	3.5
Equity/Other	331,742	305,606	9.0	12.1

Subtotal	3,614,691	3,410,871	100.0%	135.0%

Short term investments	68,882	68,882		2.7

Total investments	$3,683,573	$3,479,753		137.7%

	As of December 31, 2014
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior Debt
Senior secured loans – first lien	$1,152,555	$1,128,244	41.5%	52.6%
Senior secured loans – second lien	858,829	843,957	31.0	39.3
Senior secured bonds	154,125	147,817	5.4	6.9

Total senior debt	2,165,509	2,120,018	77.9	98.8
Subordinated debt	459,004	433,755	16.0	20.2
Structured products	33,721	36,421	1.3	1.7
Equity/Other	129,658	130,377	4.8	6.1

Subtotal	2,787,892	2,720,571	100.0%	126.8%

Short term investments	629	629		—

Total investments	$2,788,521	$2,721,200		126.8%

As of September 30, 2015, debt investments on nonaccrual status represented 1.4% and 0.5% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2014, debt investments on nonaccrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.

3.         Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of September 30, 2015 and December 31, 2014 were as follows:

Industry Composition	September 30, 2015	December 31, 2014
Capital Goods	13.8%	8.3%
Software & Services	13.2	14.5
Consumer Durables & Apparel	10.7	16.8
Diversified Financials	7.7	5.1
Retailing	6.2	8.0
Automobiles & Components	5.5	4.3
Technology Hardware & Equipment	5.4	6.7
Energy	5.2	8.3
Commercial & Professional Services	5.0	2.2
Health Care Equipment & Services	4.0	6.9
Materials	3.6	3.5
Telecommunication Services	3.4	3.0
Food & Staples Retailing	3.2	2.7
Transportation	3.2	2.3
Media	2.6	1.6
Real Estate	2.0	1.0
Food, Beverage & Tobacco	1.9	1.4
Pharmaceutical, Biotechnology & Life Science	1.6	0.2
Consumer Services	0.9	1.8
Remaining Industries	0.9	1.4

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	78.8%	77.3%
Singapore	4.2	2.7
Luxembourg	3.4	3.7
United Kingdom	3.1	3.8
Sweden	2.7	4.5
Ireland	2.7	2.0
Netherlands	1.4	1.7
British Virgin Islands	1.2	1.0
Cayman Islands	1.0	1.1
Remaining Countries	1.5	2.2

Total	100.0%	100.0%

Local Currency
U.S. Dollar	85.1%	84.0%
Euro	10.3	11.0
British Pound Sterling	4.0	3.5
Australian Dollar	0.6	1.1
Swedish Krona	—	0.4

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.         Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	September 30, 2015	December 31, 2014
Cross currency swaps	Unrealized appreciation on derivative instruments	$1,531	$—
Cross currency swaps	Unrealized depreciation on derivative instruments	(1,229)	—
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	386	40,903
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	—	(458)
TRS	Unrealized depreciation on derivative instruments	(2,447)	(3,445)

Total		$(1,759)	$37,000

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2015 and 2014 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2015	2014	2015	2014
Cross currency swaps	Net realized gain on derivative instruments	$249	$—	$249	$—
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	47,021	(1,486)	71,081	(4,658)
TRS	Net realized gains on derivative instruments	4,090	938	9,603	3,332

Total		$51,360	$(548)	$80,933	$(1,326)

		Net Unrealized Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2015	2014	2015	2014
Cross currency swaps	Net change in unrealized appreciation on derivative instruments	$302	$—	$302	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	(42,016)	32,950	(40,059)	31,019
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(3,636)	(1,510)	998	(2,880)

Total		$(45,350)	$31,440	$(38,759)	$28,139

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2015.

4.         Derivative Instruments (continued)

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$1,917	$—	$—	$—	$1,917

Total	$1,917	$—	$—	$—	$1,917

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Liabilities (2)
Bank of Nova Scotia	$2,447	$—	$—	$2,447	$—
J.P. Morgan Chase Bank	1,229	—	—	—	1,229

Total	$3,676	$—	$—	$2,447	$1,229

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Foreign Currency Forward Contracts and Cross Currency Swaps:

The Company may enter into foreign currency forward contracts and cross currency swaps from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Company attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

As of September 30, 2015 and December 31, 2014, the Company’s open foreign currency forward contracts were as follows (in thousands):

	September 30, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2015	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,327	$112
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	56,517	67
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,746	13,539	207

Total					$82,769	$82,383	$386

4.         Derivative Instruments (continued)

December 31, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct. 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$29,251	$3,781
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	20,572	2,347
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	52,639	6,969
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	20,455	2,390
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,396	163
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	19,361	2,874
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	13,432	1,682
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	13,432	1,680
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,650 Bought	(4,875)	(4,417)	(458)
EUR	Jan. 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	4,905	332
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,575 Sold	4,517	4,326	191
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,205 Sold	3,983	3,878	105
EUR	Oct. 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	74,397	3,972
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,571	842
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€61,000 Sold	83,436	74,228	9,208
GBP	Jan. 8, 2015	State Street Bank and Trust		£22,000 Sold	35,388	34,288	1,100
GBP	Apr. 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	71,470	3,267

Total					$480,629	$440,184	$40,445

The Company entered into three cross currency swaps with a total notional amount of $455.75 million during the nine months ended September 30, 2015. Cross currency swaps are interest rate swaps in which interest cash flows are exchanged between two parties based on the notional amounts of two different currencies. These swaps are marked-to-market by recognizing the difference between the present value of cash flows of each leg of the swap as unrealized appreciation or depreciation. Realized gain or loss is recognized when periodic payments are received or paid and when the swaps are terminated. The entire notional value of a cross currency swap is subject to the risk that the counterparty to the swap will default on its contractual delivery obligations. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

As of September 30, 2015, the Company’s open cross currency swaps were as follows ($ in thousands). The Company did not have any cross currency swaps at December 31, 2014.

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A.	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of $13,161	June 30, 2017	$55
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of $282,962	December 31, 2017	$(1,229)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of $84,637	December 31, 2017	$1,476

				$302

As of September 30, 2015, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $538.52 million, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type (in thousands).

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of September 30, 2015				As of September 30, 2015
Foreign Currency	Par Value in Local Currency		Par Value in US$	Fair Value	Foreign Currency Hedge Amount in Local Currency		Foreign Currency Hedge Amount in U.S. Dollars
AUD	A$	31,021	$21,773	$21,518	A$	30,887	$21,781
EUR		€353,087	394,539	331,455		€333,447	372,935
GBP		£83,222	125,894	125,697		£93,590	143,807

Total			$542,206	$478,670			$538,523

4.	Derivative Instruments (continued)

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities as of September 30, 2015 and December 31, 2014 represented 0.5% and 1.2%, respectively, of the Company’s net assets.

Below is a summary of the Company’s investments in equity options and warrants as of September 30, 2015 (in thousands, except share amounts):

Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SG), Warrants	12/31/2017	9,991	$4,636	$4,701
Amtek Global Technology Pte. Ltd. (SG), Warrants	12/31/2018	9,991	4,785	4,863
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,312
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	—
Home Partners of America, Inc., Warrant Delivery Rights	(1)	322	5	5
Home Partners of America, Inc., Warrants	8/7/2024	2,353	257	230
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	81

Total			$31,403	$12,192

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2015 and December 31, 2014 generally reflect the volume of derivative activity throughout the periods presented.

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

4.	Derivative Instruments (continued)

owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2016. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the TRS agreements. Halifax Funding would have been required to pay a make-whole fee of $2.69 million if the TRS had been terminated as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, Halifax Funding had selected 53 and 49 underlying debt positions, respectively, and had posted $142.64 million and $115.70 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015	December 31, 2014
Settled notional amount	$324,124	$277,375
Unsettled additions	—	10,366

Total notional amount	$324,124	$287,741

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	September 30, 2015	December 31, 2014
Interest and fee income	$5,174	$3,545
Financing charge	(794)	(513)
Net realized loss	(517)	(26)
Net unrealized depreciation of TRS assets	(6,310)	(6,451)

TRS total fair value	$(2,447)	$(3,445)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and fee income	$5,138	$994	$12,294	$3,426
Financing charge	(1,181)	(127)	(2,889)	(372)
Net realized gains	133	71	198	278

Net realized gains on derivative instruments related to the TRS	$4,090	$938	$9,603	$3,332

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of September 30, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,815	$6,840	$25
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,260	4,211	(49)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	10,790	10,790	—
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,185	6,244	59
AssuredPartners, Inc.	Insurance	L + 400	1.00%	4/2/2021	9,427	9,408	(19)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,949	3,909	(40)
Caesars Entertainment Operating Co., Inc. (b)(c)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,722	(23)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,848	78
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	1,797	1,520	(277)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,865	2,856	(9)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,751	(11)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,784	4,678	(106)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,900	4,904	4
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,957	3,874	(83)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,913	4,832	(81)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,846	8,734	(112)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,961	9,852	(109)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	406	409	3
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,990	4,888	(102)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,062	(772)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,374	8,202	(172)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,495	12,603	108
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	7,790	7,765	(25)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	12,844	12,782	(62)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	14,109	14,028	(81)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,865	(56)
Informatica Corp. (b)	Software & Services	L + 350	1.00%	8/5/2022	7,307	7,261	(46)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,794	(91)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,859	9,864	5
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,380	7,329	(51)
Milacron, LLC	Capital Goods	L + 350	1.00%	9/28/2020	1,281	1,288	7
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,592	8,466	(126)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,819	8,701	(118)
OneStopPlus Group	Retailing	L + 375	1.00%	3/18/2021	351	345	(6)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,607	(91)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,851	4,464	(387)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,950	4,978	28
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,819	7,595	(1,224)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	10,161	10,024	(137)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,962	3,928	(34)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,726	4,954	228
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,985	5,984	(1,001)

Total Senior Secured Loans - First Lien					275,115	270,159	(4,956)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	3,796	3,730	(66)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,730	97
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,735	(286)
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,038	140
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	8,790	8,831	41
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,648	(902)
The TelX Group, Inc.	Telecommunication Services	L + 650	1.00%	4/9/2021	4,844	4,866	22

Total Senior Secured Loans - Second Lien					40,532	39,578	(954)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,491	(149)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,413	(262)

Total Senior Secured Bonds					7,315	6,904	(411)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,020	18
Summit Materials, LLC	Materials	10.50%		1/31/2020	160	153	(7)

Total Subordinated Debt					1,162	1,173	11

TOTAL					$324,124	$317,814	$(6,310)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) Investment was on non-accrual status as of September 30, 2015.

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2014 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,867	$6,719	$(148)
Applied Systems, Inc. (c)	Software & Services	L + 325	1.00%	1/25/2021	10,873	10,706	(167)
AssuredPartners, Inc.	Insurance	L + 350	1.00%	4/2/2021	9,498	9,408	(90)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,975	3,880	(95)
Caesars Entertainment Operating Co., Inc. (b)	Consumer Services	L + 675	0.00%	3/1/2017	3,745	3,488	(257)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,826	3,817	(9)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	4,002	3,768	(234)
Ceridian Corp.	Commercial & Professional Services	L + 350	1.00%	9/15/2020	2,055	2,009	(46)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	12,929	12,694	(235)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,762	12,639	(123)
CRC Health Group, Inc.	Health Care Equipment & Services	L + 425	1.00%	3/29/2021	2,995	2,993	(2)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,938	4,875	(63)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/28/2020	3,988	3,883	(105)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	10,407	10,096	(311)
First American Payment Systems, L.P.	Software & Services	L + 450	1.25%	10/12/2018	2,404	2,360	(44)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	4,919	4,875	(44)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	2,038	(796)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,437	8,174	(263)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	8,227	8,142	(85)
Hillman Group, Inc.	Capital Goods	L + 350	1.00%	6/30/2021	12,941	12,718	(223)
HUB International, Ltd.	Insurance	L + 325	1.00%	10/2/2020	14,217	14,037	(180)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	2/19/2021	6,973	6,860	(113)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	7,885	7,767	(118)
Kronos, Inc. (c)	Software & Services	L + 350	1.00%	10/30/2019	9,965	9,906	(59)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,417	7,251	(166)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,886	8,760	(126)
OneStopPlus Group	Consumer Durables & Apparel	L + 350	1.00%	3/18/2021	353	344	(9)
OpenLink Financial, Inc.	Software & Services	L + 500	1.25%	10/30/2017	822	808	(14)
P2 Energy Solutions, Inc.	Software & Services	L + 400	1.00%	10/30/2020	4,985	4,789	(196)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,888	4,607	(281)
Savers, Inc. (c)	Retailing	L + 375	1.25%	7/9/2019	8,877	8,647	(230)
SGS International, Inc.	Media	L + 325	1.00%	10/17/2019	4,918	4,835	(83)
Surgery Center Holdings, Inc.	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	5,013	4,813	(200)
The TelX Group, Inc.	Telecommunication Services	L + 350	1.00%	4/9/2020	3,992	3,858	(134)
TIBCO Software, Inc. (b)	Software & Services	L + 550	1.00%	12/4/2020	4,750	4,807	57
Travelport, LLC (b)	Software & Services	L + 500	1.00%	9/2/2021	3,950	3,989	39
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	4,186	4,123	(63)
Varsity Brands, Inc. (c)	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	4,950	4,965	15
Wilton Brands, LLC	Materials	L + 625	1.25%	8/30/2018	3,095	3,020	(75)
Zayo Group, LLC	Telecommunication Services	L + 300	1.00%	7/2/2019	13,222	13,194	(28)

Total Senior Secured Loans - First Lien					255,966	250,662	(5,304)

Senior Secured Loans - Second Lien
CRC Health Group, Inc.	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	4,010	4,077	67
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,932	(89)
Misys Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,047	149
NEP Group, Inc.	Media	L + 825	1.25%	7/22/2020	1,323	1,301	(22)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,575	(975)

Total Senior Secured Loans - Second Lien					22,802	21,932	(870)

Senior Secured Bonds
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,763	88
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,303	(337)

Total Senior Secured Bonds					7,315	7,066	(249)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	981	(21)
Summit Materials, LLC	Materials	10.50%		1/31/2020	656	649	(7)

Total Subordinated Debt					1,658	1,630	(28)

TOTAL					$287,741	$281,290	$(6,451)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2014.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$1,175,428	$1,354,192	$2,529,620
Subordinated debt	-	251,167	232,809	483,976
Structured products	-	-	91,669	91,669
Equity/Other	-	9,579	296,027	305,606

Subtotal	-	1,436,174	1,974,697	3,410,871
Short-term investments	68,882	-	-	68,882

Total investments	$68,882	$1,436,174	$1,974,697	$3,479,753

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$-	$1,531	$-	$1,531
Foreign currency forward contracts	-	386	-	386
Liabilities
Cross currency swaps	-	(1,229)	-	(1,229)
Total return swaps	-	-	(2,447)	(2,447)

Total	$-	$688	$(2,447)	$(1,759)

	December 31, 2014

Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$976,274	$1,143,744	$2,120,018
Subordinated debt	-	236,896	196,859	433,755
Structured products	-	-	36,421	36,421
Equity/Other	-	5,069	125,308	130,377

Subtotal	-	1,218,239	1,502,332	2,720,571
Short-term investments	629	-	-	629

Total investments	$629	$1,218,239	$1,502,332	$2,721,200

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$40,903	$-	$40,903
Liabilities
Total return swaps	-	-	(3,445)	(3,445)
Foreign currency forward contracts	-	(458)	-	(458)

Total	$-	$40,445	$(3,445)	$37,000

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5.	Fair Value of Financial Instruments (continued)

At September 30, 2015, the Company held 84 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.97 billion and 56.7% of the total investment portfolio. At December 31, 2014, the Company held 63 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.50 billion and 55.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

As of September 30, 2015
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,328,264	Discounted Cash Flow	Discount Rate	7.84% - 19.49% (11.54%)	Decrease
			Market Yield	2.52% - 19.00% (9.26%)	Decrease
			Yield Premium	0.00% - 6.50% (2.33%)	Decrease
			Weighted Average Cost of Capital	6.30% - 22.10% (10.88%)	Decrease
			EBITDA Multiple	3.40x - 19.30x (8.23x)	Increase
			Tangible Book Value Multiple	1.40x (1.40x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	15,314	Waterfall	EBITDA Multiple	5.20x (5.20x)	Increase
	7,396	Discounted Cash	Discount Rate	108.74% (108.74%)	Decrease
		Flow/Liquidation Analysis/Quote	Expected Recovery Given Liquidation Quote	0.00% (0.00%) 17.50% (17.50%)	Increase Increase
	3,218	Liquidation Analysis	Expected Recovery Given Liquidation	16.25% (16.25%)	Increase
Subordinated Debt	229,009	Discounted Cash Flow	Discount Rate	7.25% - 21.14% (12.99%)	Decrease
			Market Yield	7.04% - 19.42% (10.33%)	Decrease
			Yield Premium	0.00% - 4.25% (3.97%)	Decrease
			Weighted Average Cost of Capital	10.75% - 19.50% (13.60%)	Decrease
			EBITDA Multiple	3.20x - 14.21x (9.41x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	3,800	Waterfall	EBITDA Multiple	14.21x (14.21x)	Increase
	-	Option Pricing Model	EBITDA Multiple	9.58x (9.58x)	Increase
			Implied Volatility	38.40% (38.40%)	Increase
			Risk Free Rate	0.82% (0.82%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	2.25 years (2.25 years)	Increase
			Illiquidity Discounts	0.00% (0.00%)	Decrease
Structured Products	85,894	Discounted Cash Flow	Discount Rate	9.77% - 17.11% (14.68%)	Decrease
	5,775	Book Value	Book Value	1.00x (1.00x)	Increase
Equity/Other	103,266	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	2.46% (2.46%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	86,020	Discounted Cash Flow	Discount Rate	11.80% - 13.88% (13.78%)	Decrease
	58,404	Net Asset Value	Net Asset Value	N/A	Increase
	35,608	Market Comparables	EBITDA Multiple	4.90x - 12.08x (9.40x)	Increase
			Revenue Multiple	0.30x (0.30x)	Increase
			Illiquidity Discounts	10.00% - 15.00% (12.56%)	Decrease
	12,729	Option Pricing Model	EBITDA Multiple	6.00x - 11.15x (7.10x)	Increase
			Implied Volatility	30.00% - 38.40% (35.64%)	Increase
			Risk Free Rate	0.17% - 1.07% (0.34%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.25 years (2.67 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.34%)	Decrease
Total	$1,974,697

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,143,744	Discounted Cash Flow	Discount Rate	6.07% - 20.50% (11.49%)	Decrease
			Market Yield	5.89% - 19.69% (8.98%)	Decrease
			Yield Premium	0.00% - 6.50% (1.88%)	Decrease
			Weighted Average Cost of Capital	6.60% - 17.85% (10.78%)	Decrease
			EBITDA Multiple	4.25x - 17.00x (8.34x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	186,805	Discounted Cash Flow	Discount Rate	11.37% - 20.11% (13.89%)	Decrease
			Market Yield	8.08% - 17.51% (10.15%)	Decrease
			Yield Premium	3.80% - 4.00% (3.91%)	Decrease
			Weighted Average Cost of Capital	9.45% - 19.50% (13.33%)	Decrease
			EBITDA Multiple	6.50x - 13.50x (9.53x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,487	Option Pricing Model	EBITDA Multiple	10.30x (10.30x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	1.10% (1.10%)	Increase
			Term	3.00 years (3.00 years)	Increase
	567	Market Comparables	EBITDA Multiple	4.00x (4.00x)	Increase

Structured Products	36,421	Discounted Cash Flow	Discount Rate	10.95% - 15.50% (11.33%)	Decrease
Equity/Other	47,210	Market Comparables	EBITDA Multiple	5.30x - 10.50x (8.68x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discount	10.00% - 15.00% (12.22%)	Decrease
	4,256	Option Pricing Model	EBITDA Multiple	10.30x - 13.50x (13.27x)	Increase
			Implied Volatility	30.00% - 45.00% (31.07%)	Increase
			Risk Free Rate	1.10% - 1.28% (1.27%)	Increase
			Term	3.00 years - 4.00 years (3.93 years)	Increase
			Illiquidity Discount	0.00% - 10.00% (9.28%)	Decrease
	49,094	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	5.47% (5.47%)	Increase
			Illiquidity Discount	3.50% (3.50%)	Decrease
	23,206	Net Asset Value	Net Asset Value	N/A	Increase
	1,542	Discounted Cash Flow	Discount Rate	12.30% - 13.10% (12.90%)	Decrease
Total	$1,502,332

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

5.	Fair Value of Financial Instruments (continued)

earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

The following tables provide reconciliations for the three and nine months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of July 1, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506
Additions (1)	190,089	87,442	-	72,646	-	350,177
Net realized gains (losses) (2)	(5,244)	-	-	812	4,090	(342)
Net change in unrealized appreciation (depreciation) (3)	(42,258)	(12,392)	(927)	(12,522)	(3,636)	(71,735)
Sales or repayments (4)	(30,450)	-	-	(5,098)	(4,090)	(39,638)
Net discount accretion	998	284	-	-	-	1,282
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2015	$1,354,192	$232,809	$91,669	$296,027	$(2,447)	$1,972,250

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2015 (3)	$(50,059)	$(12,392)	$(927)	$(12,522)	$(3,636)	$(79,536)

	Nine Months Ended September 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	386,372	123,133	52,000	204,120	-	765,625
Net realized gains (losses) (2)	(4,971)	1,154	-	6,516	9,603	12,302
Net change in unrealized appreciation (depreciation) (3)	(73,826)	(28,915)	3,248	(23,606)	998	(122,101)
Sales or repayments (4)	(99,990)	(60,368)	-	(16,311)	(9,603)	(186,272)
Net discount accretion	2,863	946	-	-	-	3,809
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2015	$1,354,192	$232,809	$91,669	$296,027	$(2,447)	$1,972,250

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2015 (3)	$(75,927)	$(28,619)	$5,846	$(23,606)	$998	$(121,308)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

5.	Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the three and nine months ended September 30, 2014 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2014
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of July 1, 2014	$801,501	$190,221	$36,053	$61,047	$491	$1,089,313
Additions (1)	111,235	58,655	-	42,455	-	212,345
Net realized gains (2)	311	-	-	-	938	1,249
Net change in unrealized appreciation (depreciation) (3)	(9,838)	(12,408)	(2,111)	1,641	(1,510)	(24,226)
Sales or repayments (4)	(34,315)	(336)	-	(4,577)	(938)	(40,166)
Net discount accretion	650	358	-	-	-	1,008
Transfers out of Level 3	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2014	$869,544	$236,490	$33,942	$100,566	$(1,019)	$1,239,523

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2015 (3)	$(9,089)	$(9,182)	$(2,111)	$1,641	$(1,510)	$(20,251)

	Nine Months Ended September 30, 2014
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	409,176	82,085	-	80,706	-	571,967
Net realized gains (losses) (2)	605	466	(199)	-	3,332	4,204
Net change in unrealized appreciation (depreciation) (3)	2,066	(9,864)	3,165	7,319	(2,880)	(194)
Sales or repayments (4)	(155,201)	(9,041)	(24,597)	(4,601)	(3,332)	(196,772)
Net discount accretion (premium amortization)	1,622	923	(2)	-	-	2,543
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	-	-	-	-	-	-

Fair Value Balance as of September 30, 2014	$869,544	$236,490	$33,942	$100,566	$(1,019)	$1,239,523

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2014 (3)	$3,251	$(6,453)	$3,199	$7,319	$(2,880)	$4,436

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

No securities were transferred into the Level 3 hierarchy during the nine months ended September 30, 2015 and 2014 and one was transferred out of Level 3 hierarchy during the nine months ended September 30, 2014. This investment was transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the nine months ended September 30, 2015, the Company recorded $2.79 million in deferred offering expenses related to the Follow-On Offering, or 0.5% of gross offering proceeds of the Follow-On Offering.

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

Related party fees, expenses and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2015	2014	2015	2014
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$14,328	$19,495	$46,798	$51,195

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	18,867	12,561	51,004	34,506

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	-	6,763	7,983	11,926

CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-	-	-

CNL and KKR	Investment Advisory Agreement: Offering expenses(3)	1,092	1,585	2,794	4,961

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	360	226	995	683

CNL	Administrative Services Agreement: Administrative and compliance services(4)	432	511	1,108	1,574

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, $13.09 million and $10.44 million, respectively, of subordinated incentive fees on income were paid to the Advisors.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the nine months ended September 30, 2015 and 2014 (in thousands):

Incentive Fee on Capital Gains for the Nine Months Ended September 30,	2015	2014
Accrued incentive fee on capital gains as of January 1,	$-	$11,128
Incentive fee on capital gains expense during the nine months ended September 30,	-	3,399
Less: Incentive fee on capital gains paid to the Advisors during the nine months ended September 30,	-	(2,323)

Accrued incentive fee on gains as of September 30,	-	12,204
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of September 30,	-	(12,204)

Incentive fee on capital gains earned by and payable to the Advisors as of September 30,	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Nine Months Ended September 30,	2015	2014
Offering expenses reimbursement payable as of January 1,	$272	$240
Additional offering expenses deferred during the nine months ended September 30,	2,794	4,961
Offering expenses reimbursement payable as of September 30,	(517)	(342)

Offering expenses reimbursement paid to the Advisors during the nine months ended September 30,	$2,549	$4,859

Outstanding unreimbursed offering expenses (net of amounts payable) as of September 30,	$41	$-

(4)	Includes $0.16 million and $0.49 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the three and nine months ended September 30, 2014, respectively. Effective January 1, 2015, these services were no longer reimbursable Advisor expenses.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.03 million and $3.69 million during the three and nine months ended September 30, 2015, respectively, and $0.91 million and $1.89 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, $0.50 million of capital structuring fees were receivable from the Advisors.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnifications to its officers, directors, agents, and certain other persons. As of September 30, 2015, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2015	2014	2015	2014
Capital structuring fees	$1,029	$912	$3,691	$1,888
Amendment fees	571	93	9,355	202
Acquisition fees	500	—	500	—
Commitment fees	439	—	477	46
Other	—	5	—	236

Total	$2,539	$1,010	$14,023	$2,372

8.	Distributions

The Company’s board of directors declared distributions for 39 record dates in each of the nine months ended September 30, 2015 and 2014, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2015 and 2014 are presented in the tables below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2015			2014
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.60	$148,719	100.0%	$0.60	$100,320	100.0%
From net investment income	0.52	127,578	85.8	0.49	82,834	82.6
From net realized gains	0.08	21,141	14.2	0.07	11,473	11.4
Distributions in excess of net investment income	—	—	—	0.04	6,013	6.0

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2015 and 2014 (amounts in thousands).

Nine Months Ended September 30,	2015	2014
Ordinary income component of tax basis undistributed earnings	$56,222	$3,531
Estimated unearned performance-based incentive fee	—	3,399
Offering expenses	3,598	5,351
Net change in unrealized depreciation on total return swaps	998	(2,880)
Net change in unrealized depreciation on foreign currency forward contracts	(40,059)	31,019

Total	$20,759	$40,420

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2015, there were no distributions in excess of net investment income and the Company estimates that none of the distributions declared during the nine months ended September 30, 2015 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2014 were classified as a tax basis return of capital.

On September 29, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on October 6, 2015 through and including October 27, 2015.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the nine months ended September 30, 2015 and 2014 (in thousands except share and per share amounts).

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross proceeds from offering	47,926,637	$ 519,048	49,031,534	$ 549,847
Commissions and marketing support fees	-	(46,798)	-	(51,195)

Net proceeds to company	47,926,637	472,250	49,031,534	498,652
Reinvestment of distributions	7,798,343	76,446	5,052,427	51,383

Net proceeds from offering	55,724,980	$ 548,696	54,083,961	$ 550,035

Average net proceeds per share	$9.85		$10.17

As of September 30, 2015, the Company has sold 277.18 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.01 billion.

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

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2015 and 2014 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	9.74
August 28, 2015	5,424,683	1,093,421	10,573	20%	9.67

Total	14,779,321	2,150,538	$20,914	15%

2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12
August 29, 2014	3,550,268	615,007	6,242	17%	10.15

Total	9,253,998	1,246,240	$12,591	13%

10.	Borrowings

The Company’s outstanding borrowings as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility (1)	$250,000	$175,000	$175,000	$340,000	$47,000	$47,000
BNP Credit Facility (1)	200,000	163,000	163,000	200,000	100,450	100,450
Senior Secured Revolving Credit Facility(1)	700,000(2)	477,000	477,000	655,000(2)	230,000	230,000

Total credit facilities	1,150,000	815,000	815,000	1,195,000	377,450	377,450
2014 Senior Secured Term Loan	394,000	394,000	392,514(3)	397,000	397,000	395,228(3)

Total borrowings	$1,544,000	$1,209,000	$1,207,514	$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Comprised of outstanding principal less the unaccreted original issue discount.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2015 were 2.88% and 2.3 years, respectively, and as of December 31, 2014 were 3.24% and 3.2 years, respectively.

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

On September 11, 2015, CCT Funding entered into an amendment (the “Sixth Amendment”) to the Deutsche Bank Credit Facility. The Sixth Amendment provides for, among other things, up to an additional $100 million in borrowings on a committed basis (the “Tranche F Loans”). Upfront fees and unfunded commitment fees were also incurred with respect to the Tranche F Loans. Pursuant to the Sixth Amendment, the Tranche F Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on September 11, 2017.

Interest on the Tranche E Loans is charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans is charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$828	$22	$2,084	$2,233
Unused commitment fees	27	516	213	905
Amortization of deferred financing costs	59	213	218	576

Total interest expense	$914	$751	$2,515	$3,714

Weighted average interest rate	2.2%	2.1%	2.2%	2.3%
Average borrowings	$150,272	$4,402	$128,769	$128,727

The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding.

10.	Borrowings (continued)

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$540	$307	$1,061	$847
Unused commitment fees	38	200	313	631
Amortization of deferred financing costs	—	—	—	208

Total interest expense	$578	$507	$1,374	$1,686

Weighted average interest rate	1.3%	1.3%	1.3%	1.3%
Average borrowings	$163,000	$95,993	$108,630	$88,990

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of September 30, 2015 and December 31, 2014, Paris Funding had investments with a fair value of $343.76 million and $258.34 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, there were no securities rehypothecated by BNP.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $700 million as of September 30, 2015, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. On May 28, 2015 and September 18, 2015, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased by $20 million and $25 million, respectively. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

10.	Borrowings (continued)

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$2,878	$—	$6,001	$2,670
Unused commitment fees	256	1,254	1,233	2,069
Amortization of deferred financing costs	446	330	1,310	890

Total interest expense	$3,580	$1,584	$8,544	$5,629

Weighted average interest rate	2.8%	—%	2.8%	3.2%
Average borrowings	$411,674	$—	$291,824	$112,236

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2015 and each of the next four years, in aggregate, as of September 30, 2015 were as follows (in thousands):

2015	$1,000
2016	4,000
2017	4,000
2018	4,000
2019	381,000

$394,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$4,037	$4,078	$12,011	$5,945
Accretion of original issue discount	97	94	286	132
Amortization of deferred financing costs	274	273	810	378

Total interest expense	$4,408	$4,445	$13,107	$6,455

Weighted average interest rate	4.2%	4.2%	4.2%	4.2%
Average borrowings	$394,989	$398,989 (1)	$395,978	$399,298 (1)

(1)	Average borrowings for the 2014 Term Loan for the nine months ended September 30, 2014 are calculated since the inception date of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2015 and December 31, 2014, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2015, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$1,090

Unfunded delayed draw loans:
Pacific Union Financial, LLC	6,691
Marshall Retail Group, LLC	1,200

7,891

Term Loans:
Plaskolite	29,373
GE Embedded Systems	63,364
Belk	5,006

97,743

Unfunded equity commitments:
Orchard Marine, Ltd	21,113
Star Mountain SMB Multi-Manager Credit Platform, LP	46,292
Home Partners of America, Inc.	11,025
KKR BPT Holdings Aggregator, LLC	12,500
Great American Group	58,125

149,055

Total Unfunded Commitments	$255,779

(1)	May be commitments to one or more entities affiliated with the named company.

As of September 30, 2015, the Company’s unfunded debt commitments have a fair value of ($0.20) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2015, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2015 and December 31, 2014.

12.	Income Taxes

During the nine months ended September 30, 2015, the Company recorded foreign income tax expense of $0.30 million, of which $0.28 million represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations, and federal excise tax expense of $0.11 million. As of September 30, 2015, the Company recorded deferred tax assets of approximately $2.63 million and a corresponding valuation allowance of $2.63 million for its Taxable Subsidiaries. The deferred tax assets are primarily comprised of net operating losses and unrealized depreciation on investments. The valuation allowance was recorded as the Company believes it is more likely than not the deferred tax asset would not be realized in a future period.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.79	$10.00

Net investment income (1)	0.52	0.49
Net realized and unrealized gain (loss) (1) (2)	(0.48)	0.15

Net increase resulting from investment operations	0.04	0.64

Distributions from net investment income (3)	(0.52)	(0.49)
Distributions from realized gains (3)	(0.08)	(0.07)
Distributions in excess of net investment income (3) (4)	—	(0.04)

Net decrease resulting from distributions to common shareholders	(0.60)	(0.60)

Issuance of common stock above net asset value (5)	0.03	0.02
Repurchases of common stock (6)	—	—

Net increase resulting from capital share transactions	0.03	0.02

Net Asset Value, End of Period	$9.26	$10.06

OPERATING PERFORMANCE PER SHARE
Total investment return – net price (7)	(0.5)%	4.9%
Total investment return – net asset value (8)	0.6%	6.7%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,526,361	$1,970,241
Average net asset (9)	$2,385,563	$1,689,396
Average borrowings (9)	$925,201	$524,996
Shares outstanding, end of period	272,706	195,862
Weighted average shares outstanding	246,352	169,390

Ratios to average net assets: (9)
Total operating expenses	4.04%	4.72%
Net investment income	5.35%	4.90%
Total investment income	9.39%	9.63%
Portfolio turnover rate	8%	22%
Asset coverage ratio (10)	2.82	4.14

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

13.	Financial Highlights (continued)

(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

14.	Subsequent Events

In October 2015, the Company entered into a series of pay-fixed, receive-floating interest rate swaps that will be effective on December 31, 2015. The Company will pay an annual fixed rate of 1.3633% to 1.428% and receive three-month LIBOR on an aggregate notional amount of $500 million. The interest rate swaps will have quarterly settlement payments beginning in March 2016.

On October 13, 2015, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 5,911,358 shares of common stock at a cash price of $9.25 per share. The tender offer will expire on November 25, 2015 at 5:00 p.m., central time.

On October 22, 2015, Halifax Funding amended the TRS agreements. The amended TRS agreements, among other things, increased the rate at which Halifax Funding pays interest to BNS to 1.4% per annum while also reducing the required collateral amount to 33.3% of the settled notional amount. In addition, the amended TRS agreements extended the termination date to January 15, 2019. In conjunction with the execution of the amended TRS agreements, any make-whole fee that may have been due to BNS upon the original termination date of January 15, 2016 will now be included in the calculation of any make-whole fee that may be due upon termination on January 15, 2019.

On October 29, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on November 3, 2015 through and including November 24, 2015.

During the period October 1, 2015 through November 10, 2015, the Company received additional net proceeds of approximately $55.34 million from its Follow-On Offering, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months and the quarter ended September 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance and the Company’s actual results could differ materially from those set forth in the forward-looking statements. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. While the Company believes that the current expectations reflected in its forward-looking statements are based upon reasonable assumptions, such statements are inherently susceptible to a variety of risks, uncertainties, changes in circumstances and other factors, many of which are beyond the Company’s ability to control or accurately predict.

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

As of September 30, 2015, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio.” Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio.” In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

Financial and Operating Highlights

The following table presents our financial and operating highlights as of September 30, 2015 and December 31, 2014, and the nine months ended September 30, 2015 and 2014:

	September 30,	December 31,
As of (in thousands, except ratios and per share amounts)	2015	2014
Total assets	$3,750,613	$2,971,720
Adjusted total assets (Total assets, net of payable for investments purchased)	$3,747,125	$2,936,832
Investments in portfolio companies	$3,410,871	$2,720,571
Borrowings - credit facilities and term loan, net of discount	$1,207,514	$772,678
Deemed borrowings (TRS implied leverage classified as senior securities)	$181,484	$172,041
Net assets	$2,526,361	$2,145,821
Net asset value per share	$9.26	$9.79
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	37%	32%

Activity for the Nine Months Ended	September 30,
(in thousands, except per share amounts)	2015	2014
Average net assets	$2,385,563	$1,689,396
Average borrowings under credit facilities and term loan	$925,201	$524,996
Cost of investments purchased	$1,467,289	$1,260,847
Sales, principal payments and other exits	$637,250	$793,787
Net investment income	$127,578	$82,834
Net realized gains on investments, derivative instruments and foreign currency transactions	$49,322	$11,473
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$(175,423)	$8,376
Net increase in net assets resulting from operations	$1,477	$102,683
Total distributions declared	$148,719	$100,320
Net investment income before unearned incentive fees per share	$0.52	$0.52
Net investment income per share	$0.52	$0.49
Earnings per share	$0.01	$0.61
Distributions declared per share outstanding for the entire period	$0.60	$0.60

Summary of Common Stock Offerings for the Nine Months Ended	September 30,
(in thousands, except share and per share amounts)	2015	2014
Gross proceeds, excluding reinvestment of distributions	$519,048	$549,847
Net proceeds to Company, excluding reinvestment of distributions	$472,250	$498,652
Reinvestment of distributions	$76,446	$51,383
Average net proceeds per share	$9.85	$10.17
Shares issued in connection with Offerings, excluding reinvestment of distributions	47,926,637	49,031,534
Shares issued in connection with reinvestment of distributions	7,798,343	5,052,427

Business Environment

Although financial conditions have improved significantly since the recession of 2008-2009, our directly originated investments continue to have higher all-in yields than comparable secondary market debt; therefore, we maintain a focus on directly originated investment opportunities. As the capital markets environment has improved, large companies have been able to access capital with relative ease. However, there remain a substantial number of companies that, for a variety of reasons, are unable to access the syndicated debt markets on attractive terms. In the United States, access is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Given these market conditions, it is our ongoing view that providing senior and subordinated debt capital to such companies represents an attractive risk-adjusted return. Since receiving our SEC Exemptive Order allowing Co-Investment Transactions, directly originated investments have grown to approximately 54% of our Investment Portfolio. Furthermore, we believe future lending opportunities are likely to expand given the current regulatory setting, and a potential change in the current Central Bank-subsidized low-interest rate environment.

Considering the recent dynamic market environment, we continue to be mindful of a number of key themes. Notably, during the nine months ended September 30, 2015, volatility and general de-risking, driven primarily by geopolitical concerns as well as sector specific dislocations, such as in the energy sector has led to price declines across credit and equity markets. Despite this volatility, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. We believe that privately originated transactions to both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term.

Meanwhile, we continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility in market fundamentals.

Portfolio and Investment Activity

Portfolio Investment Activity as of September 30, 2015 and December 31, 2014 and for the Three and Nine Months ended September 30, 2015 and 2014

The following tables summarize our investment activity as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	September 30, 2015		December 31, 2014
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total Fair Value	$3,410,871	$317,814	$2,720,571	$281,290
No. Portfolio Companies	120	49	112	47
No. Debt Investments	135	53	127	49
No. Structured Product Investments	4	—	3	—
No. Equity/Other Investments	34	—	22	—

	Investment Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Incremental Purchases	$476,476	$449,447	$1,467,289	$1,260,847
Investment Sales	63,180	48,067	251,954	442,624
Principal Payments	146,205	101,692	385,296	351,163
Portfolio Company Additions	10	17	31	33
Portfolio Company Exits	(7)	(11)	(23)	(27)
Debt Investment Additions	19	20	40	56
Debt Investment Exits	(12)	(15)	(32)	(48)

	TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Incremental Purchases	$14,320	$12,116	$162,132	$108,212
Investment Sales	65,254	11,106	79,206	31,918
Principal Payments	16,617	9,766	46,324	19,206
Portfolio Company Additions	—	2	12	22
Portfolio Company Exits	(10)	(6)	(10)	(10)
Debt Investment Additions	3	5	16	26
Debt Investment Exits	(13)	(9)	(12)	(13)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 26 and 12 debt investment positions and 30 and 21 portfolio companies in common as of September 30, 2015 and 2014, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized depreciation for the three months ended September 30, 2015 and 2014 was $107.86 million and $45.36 million, respectively, for our Investment Portfolio, and $3.64 million and $1.51 million, respectively, for our TRS Portfolio. The net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2015 and 2014 was $(136.50) million and $(21.22) million, respectively, for our Investment Portfolio, and $1.0 million and $(2.88) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $438.39 million for the nine months ended September 30, 2015, representing 47.6% of approximately $920.84 million in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the nine months ended September 30, 2015 and 2014 and the status of originated investments held in the Investment Portfolio as of September 30, 2015 and December 31, 2014:

	September 30,
Originated Investment Activity for the Nine Months Ended ($ in thousands)	2015	2014
Number of new originated investments, by issuer	12	16
Total amount of originated investments, at cost (1)	$586,577	$497,743
Originated investments as a percentage of total investment activity	40.0%	37.5%
Fee income recognized in connection with originated investments	$3,691	$1,888

Originated Investments Summary as of ($ in thousands)	September 30, 2015	December 31, 2014
Total originated investments, at fair value	$1,852,228	$1,405,625
Total originated investments as a percentage of total Investment Portfolio, at fair value	54.3%	51.7%
Estimated forward-looking annual yield of originated debt investments (2)(3)	10.5%	10.8%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The estimated forward-looking annual yield on debt investments is based on amortized cost as of the end of the applicable period. The estimated forward-looking annual yield for our debt investments is represented by a fraction, (i) the numerator of which is the sum of (a) the annual interest rate of each debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each debt investment, if any; and (ii) the denominator of which is the total amortized cost of all debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The estimated forward-looking annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were (0.5%) and 0.6%, respectively, as of September 30, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of September 30, 2015 and December 31, 2014, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	September 30, 2015		December 31, 2014
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,432,693	$1,344,526	$1,152,555	$1,128,244
Senior secured loans - second lien	1,004,624	981,716	858,829	843,957
Senior secured bonds	228,331	203,378	154,125	147,817

Total senior debt	2,665,648	2,529,620	2,165,509	2,120,018
Subordinated debt	531,580	483,976	459,004	433,755
Structured products	85,721	91,669	33,721	36,421
Equity/Other	331,742	305,606	129,658	130,377

Total	$3,614,691	$3,410,871	$2,787,892	$2,720,571

	TRS Portfolio as of (in thousands)
	September 30, 2015		December 31, 2014
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$275,115	$270,159	$255,966	$250,662
Senior secured loans - second lien	40,532	39,578	22,802	21,932
Senior secured bonds	7,315	6,904	7,315	7,066

Total senior debt	322,962	316,641	286,083	279,660
Subordinated debt	1,162	1,173	1,658	1,630

Total	$324,124	$317,814	$287,741	$281,290

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of September 30, 2015 and December 31, 2014:

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Percent of debt portfolio	70.1%	67.5%	96.6%	96.1%
Percent of floating rate debt investments with interest rate floors	95.1%	97.9%	98.7%	98.6%
Weighted average interest rate floor	1.0%	1.1%	1.0%	1.0%
Weighted average coupon spread to base rate	754 bps	748 bps	443 bps	419 bps
Weighted average years to maturity	5.0	5.4	4.9	5.3

Fixed interest rate debt investments:
Percent of debt portfolio	29.9%	32.5%	3.4%	3.9%
Weighted average coupon rate	10.4%	10.9%	9.9%	9.9%
Weighted average years to maturity	5.6	5.3	5.0	5.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.251% and 0.345% during the nine months ended September 30, 2015 and the terminal value was 0.325% on September 30, 2015. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our estimated forward-looking annual yield on debt investments was 9.9% as of September 30, 2015, compared to 10.0% as of December 31, 2014. The decrease is partly attributable to a decrease in our investment concentration in fixed interest rate debt investments, which currently have a higher weighted average coupon rate than our floating interest rate debt investments, as illustrated in the above table. The estimated forward-looking annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return—net price and total investment return – net asset value were (0.5%) and 0.6%, respectively, for the nine months ended September 30, 2015. See Note 13. “Financial Highlights” in the accompanying unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$—	—%	$409	0.1%	$—	—%
BB-	46,436	1.4	21,536	0.8	31,388	9.9	27,610	9.8
B+	178,138	5.2	161,172	5.9	44,830	14.1	47,837	17.0
B	282,327	8.3	174,797	6.4	149,990	47.2	127,542	45.3
B-	362,840	10.6	331,145	12.2	57,417	18.1	53,309	19.0
CCC+	696,319	20.4	617,925	22.7	20,544	6.5	9,162	3.3
CCC	131,550	3.9	156,206	5.7	4,866	1.5	4,575	1.6
CCC-	44,432	1.3	53,089	2.0	4,648	1.4	11,255	4.0
D	10,053	0.3	567	—	3,722	1.2	—	—
Not rated	1,658,776	48.6	1,204,134	44.3	—	—	—	—

Total	$3,410,871	100.0%	$2,720,571	100.0%	$317,814	100.0%	$281,290	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the applicable portfolio company’s interest payment obligations.

PIK Summary as of ($ in thousands)	September 30, 2015	December 31, 2014
Total number of all investments with PIK feature	20	22
Par value of all investments with PIK feature	$598,330	$609,971
Total number of all investments that have active PIK election	18	17
Par value of all investments that have active PIK election	$577,117	$498,706
Percent of debt investment portfolio with active PIK election, at par value	17.7%	18.5%
Number of originated investments with PIK feature and active PIK election	10	9
Par value of originated investments with PIK feature and active PIK election	$451,388	$402,244

	September 30,
PIK Interest Income Activity for the Nine Months Ended (in thousands)	2015	2014
PIK interest income	$24,308	$29,234
PIK interest income as a percentage of interest income	11.9%	19.1%
PIK interest income as a percentage of total investment income	10.8%	18.0%

As of September 30, 2015, our Investment Portfolio consisted of 120 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2014 that consisted of 112 portfolio companies, diversified across 21 distinct industry classifications. As of September 30, 2015, the TRS Portfolio consisted of 49 portfolio companies, diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2014 that consisted of 47 portfolio companies, diversified across 15 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of September 30, 2015 and December 31, 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$470,630	13.8%	$226,158	8.3%	$36,398	11.4%	$37,966	13.5%
Software & Services	450,562	13.2	394,377	14.5	73,999	23.3	68,344	24.3
Consumer Durables & Apparel	365,003	10.7	458,310	16.8	16,195	5.1	9,072	3.2
Diversified Financials	263,407	7.7	139,597	5.1	—	—	—	—
Retailing	211,095	6.2	218,902	8.0	33,559	10.5	19,445	6.9
Automobiles & Components	187,937	5.5	118,322	4.3	—	—	—	—
Technology Hardware & Equipment	185,168	5.4	181,005	6.7	8,469	2.7	3,303	1.2
Energy	175,993	5.2	226,564	8.3	—	—	—	—
Commercial & Professional Services	171,560	5.0	58,540	2.2	4,211	1.3	2,009	0.7
Health Care Equipment & Services	135,785	4.0	187,834	6.9	33,140	10.4	31,296	11.1
Materials	123,878	3.6	96,320	3.5	12,756	4.0	3,669	1.3
Telecommunications Services	114,941	3.4	80,584	3.0	9,814	3.1	18,033	6.4
Food & Staples Retailing	109,283	3.2	74,289	2.7	12,645	4.0	7,697	2.7
Transportation	108,538	3.2	63,510	2.3	—	—	—	—
Media	89,002	2.6	43,915	1.6	27,532	8.7	27,251	9.7
Real Estate	67,513	2.0	28,213	1.0	12,751	4.0	—	—
Food, Beverage & Tobacco	65,621	1.9	39,108	1.4	8,778	2.8	8,758	3.1
Pharmaceuticals, Biotechnology & Life Science	54,314	1.6	5,264	0.2	—	—	12,639	4.5
Consumer Services	31,652	0.9	48,047	1.8	4,131	1.3	8,363	2.9
Remaining Industries	28,989	0.9	31,712	1.4	23,436	7.4	23,445	8.5

Total	$3,410,871	100.0%	$2,720,571	100.0%	$317,814	100.0%	$281,290	100.0%

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

Liquidity

As of September 30, 2015, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$52,882
Short Term Investments	68,882
Credit Facilities-Effective Borrowing Capacity (1)	296,046

Total	$417,810

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of September 30, 2015.

In addition to the sources of immediate liquidity listed above, we continue to raise capital through our Follow-On Offering, although we anticipate terminating the Follow-On Offering on or around December 31, 2015. As of September 30, 2015, we had approximately 73 million additional shares of common stock available for sale through the Follow-On Offering. In addition, our Shelf Registration Statement provides us the ability of offer, from time to time, up to $750 million of debt and/or equity securities.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015				As of December 31, 2014
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Deutsche Bank Credit Facility (1)	$250,000	$175,000	$175,000		$340,000	$47,000	$47,000
BNP Credit Facility (1)	200,000	163,000	163,000		200,000	100,450	100,450
Senior Secured Revolving Credit Facility (1) (2)	700,000	477,000	477,000		655,000	230,000	230,000

Total credit facilities	1,150,000	815,000	815,000		1,195,000	377,450	377,450
2014 Senior Secured Term Loan	394,000	394,000	392,514	(3)	397,000	397,000	395,228	(3)

Total	$1,544,000	$1,209,000	$1,207,514		$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions. During the nine months ended September 30, 2015, CCT Funding LLC (“CCT Funding”) entered into two separate amendments to the Deutsche Bank Credit Facility whereby the aggregate amount of commitments were decreased by $90 million, net of an increase of $100 million, for a total facility size of $250 million as of September 30, 2015.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Comprised of outstanding principal less unaccreted original issue discount.

For the nine months ended September 30, 2015 and 2014, our total all-in cost of financing, including fees and expenses, was 3.71% and 4.48%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.54 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements or other forms of financing arrangements, including joint ventures.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS agreements are nonrecourse to us and our exposure under the TRS agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS agreements. As of September 30, 2015, the posted collateral of $142.64 million equaled 44.0% of the total notional amount, as compared to $115.70 million, or 40.2% of the total notional amount as of December 31, 2014. The minimum required collateral amount (40% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $129.65 million as of September 30, 2015.

Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of early termination, the TRS agreements will terminate on January 15, 2016. In the event of early termination of the TRS agreements, Halifax Funding may be required to pay an early termination fee. On October 22, 2015, Halifax Funding amended the TRS agreements. The amended TRS agreements, among other things, increased the rate at which Halifax Funding pays interest to BNS to 1.4% per annum while also reducing the required collateral amount to 33.3% of the settled notional amount. In addition, the amended TRS agreements extended the termination date to January 15, 2019. In conjunction with the execution of the amended TRS agreements, any make-whole fee that may have been due to BNS upon the original termination date of January 15, 2016 will now be included in the calculation of any make-whole fee that may be due upon termination on January 15, 2019.

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of September 30, 2015.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends may be taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during each of the quarters during the nine months ended September 30, 2015 and 2014:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
September 30, 2015 (13 record dates)	$0.201279	$53,144
June 30, 2015 (13 record dates)	0.201279	49,745
March 31, 2015 (13 record dates)	0.201279	45,830

	$0.603837	$148,719

Quarter Ended:
September 30, 2014 (14 record dates)	$0.216762	$40,387
June 30, 2014 (13 record dates)	0.201279	33,170
March 31, 2014 (12 record dates)	0.180048	26,763

	$0.598089	$100,320

Approximately 51% of the distributions we declared in each of the nine months ended September 30, 2015 and 2014 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the nine months ended September 30, 2015. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2015 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” to the unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of September 30, 2015, the fair value of our investments totaled $3.41 billion for our Investment Portfolio and $317.81 million for our TRS Portfolio. The majority of our investments at September 30, 2015 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three and nine months ended September 30, 2015 and 2014. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Total investment income	$77,931	$63,348	$224,051	$162,639
Total operating expense	(32,213)	(27,758)	(96,342)	(79,805)
Income tax expense	(90)	—	(131)	—

Net investment income	45,628	35,590	127,578	82,834
Net realized gains	48,066	266	49,322	11,473
Net change in unrealized appreciation (depreciation)	(153,425)	(14,021)	(175,423)	8,376

Net increase (decrease) in net assets resulting from operations	$(59,731)	$21,835	$1,477	$102,683

Investment income

Investment income consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest income	$61,641	$43,953	$179,600	$123,646
Payment-in-kind interest income	8,337	11,585	24,308	29,234

Subtotal	69,978	55,538	203,908	152,880
Fee income	2,539	1,010	14,023	2,372
Dividend and other income	5,414	6,800	6,120	7,387

Total investment income	$77,931	$63,348	$224,051	$162,639

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.16 billion and $2.98 billion during the three and nine months ended September 30, 2015, respectively, as compared to $2.22 billion and $2.11 billion during the same periods in 2014, for an increase of 42.1% and 40.9%, respectively, based on par value. Interest income as a percentage of our average investment balance decreased during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, partially due to an increase in our investment concentration in first lien senior secured loans which generally have lower interest rates than second lien loans or subordinated debt. As of September 30, 2015, our first lien senior secured loans were 39.6% of our Investment Portfolio, as compared to 36.8% as of September 30, 2014, based on amortized cost. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $(0.83) million and $5.16 million for the three and nine months ended September 30, 2015, respectively, and $1.22 million and $9.54 million for the three and nine months ended September 30, 2014, respectively. For each of the three and nine months ended September 30, 2015, 11.9% of our total interest income was attributable to PIK interest income, as compared to 20.9% and 19.1% for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, our estimated forward-looking debt portfolio yield was 9.9% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of September 30, 2015, approximately 70.1% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income is transaction based fees and is nonrecurring. The increase in fee income for the nine months ended September 30, 2015 was primarily due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and an increase in capital structuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring service fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed unconsolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Investment advisory fees	$18,867	$12,561	$51,004	$34,506
Performance-based incentive fees	—	3,722	7,983	15,325
Interest expense	9,487	7,295	25,561	17,506
Offering expenses	957	1,677	3,598	5,351
Administrative services	717	745	2,031	2,137
Professional services	621	520	1,988	1,570
Custodian and accounting fees	377	226	958	604
Director fees and expenses	158	126	478	417
Other	1,029	886	2,741	2,389

Total operating expenses	$32,213	$27,758	$96,342	$79,805

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and nine months ended September 30, 2015 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Subordinated incentive fee on income	$—	$6,763	$7,983	$11,926
Incentive fee on capital gains	—	(3,041)	—	3,399

Total performance-based incentive fees	$—	$3,722	$7,983	$15,325

The subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds a 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

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

The components of incentive fees on capital gains consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Incentive fees accrued on net realized gains (1)	$—	$(660)	$—	$—
Incentive fees accrued for GAAP purposes on unrealized gains (2)	—	(2,381)	—	3,399

	$—	$(3,041)	$—	$3,399

(1)	Amount is based on cumulative realized gains, net of cumulative realized losses since inception and unrealized losses as of the end of the applicable period, less prior incentive fees paid. The incentive fee earned and payable to the Advisors is determined at the end of each calendar year.
(2)	This amount is not payable to the Advisors. Represents accrual for GAAP reporting purposes only for incentive fee on unrealized gains as of the end of the applicable period.

The Advisors did not earn any incentive fees on capital gains for the nine months ended September 30, 2015 or the year ended December 31, 2014. As of September 30, 2015, we had unrealized losses of $175.54 million in excess of our cumulative realized net capital gains since inception. The Advisors were previously paid incentive fees on capital gains for the year ended December 31, 2013, at which time we had cumulative realized net capital gains since inception of $11.61 million in excess of our unrealized losses as of that date. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Stated interest expense	$8,283	$4,408	$21,157	$11,696
Unused commitment fees	321	1,970	1,759	3,605
Amortization of deferred financing costs	786	823	2,359	2,073
Accretion of discount on term loan	97	94	286	132

Total interest expense	$9,487	$7,295	$25,561	$17,506

The increase in interest expense during the three and nine months ended September 30, 2015 was primarily attributable to the increase in our weighted average debt outstanding to $1,119.93 million and $925.20 million, respectively, as compared to $497.47 million and $525.00 million for the same periods in 2014, respectively. Although our interest expense increased, our annualized all-in cost of financing, including fees and expenses, decreased to 3.40% and 3.71% for the quarter and nine months ended September 30, 2015, respectively, as compared to 5.94% and 4.48% for the same periods in 2014, respectively. Our all-in cost of financing was higher during the three and nine months ended September 30, 2014 because the proceeds from our 2014 Senior Secured Term Loan, received in May 2014, were initially used to pay down other, lower-cost debt. Our all-in cost of financing will fluctuate between periods depending on the relative use of the 2014 Senior Secured Term Loan as compared to our other credit facilities, which bear lower stated interest rates.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses have decreased during the three and nine months ended September 30, 2015 as a result of a decrease in the amount of reimbursement payments to our Advisors. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the three and nine months ended September 30, 2015, we recorded deferred offering expenses of $1.09 million and $2.79 million, respectively, as compared to $1.59 million and $4.96 million for the three and nine months ended September 30, 2014. The $1.81 million of deferred offering expenses recorded in the condensed consolidated statements of assets and liabilities as of September 30, 2015 represents the amount that will be recorded as offering expenses in the condensed consolidated statements of operations over the next 12 months.

During the three and nine months ended September 30, 2015, the ratio of annualized core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense, and offering expenses) to average net assets was 0.46% and 0.47%, respectively, as compared to 0.53% and 0.56% for the same periods in 2014, respectively. As our asset base and number of shareholders have grown, our general and administrative expenses have increased, but at a slower rate compared to the growth rate in the asset base. We expect certain variable operating expenses to continue to increase due to the anticipated growth in the size of our asset base and the number of shareholders. Effective on January 1, 2015, we no longer reimburse CNL for certain personnel expenses as described in the Administrative Services Agreement. These personnel expenses were approximately $0.21 million and $0.66 million for the three and nine months ended September 30, 2014, respectively.

Net realized gain and losses - Net realized gains and losses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net realized gains (losses) on investments	$(1,094)	$1,407	$(28,783)	$15,738
Net realized gains (losses) on derivative instruments	51,360	(548)	80,933	(1,326)
Net realized losses on foreign currency transactions	(2,200)	(593)	(2,828)	(2,939)

Net realized gains (losses)	$48,066	$266	$49,322	$11,473

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net gains (losses) on investments for each of the periods presented. The change in the amount of net realized gains (losses) on investments for the three and nine months ended September 30, 2015 was partially due to a restructure of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million. The amount of gains or losses realized upon investment sales will not bear a direct relationship to the volume of investment sales because such sales are driven largely by portfolio management and liquidity decisions, rather than by the gains to be realized upon the sale.

Our net realized gains (losses) on derivative instruments for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net realized gains (losses) on:
Foreign currency forward contracts	$47,021	$(1,486)	$71,081	$(4,658)
Cross currency swaps	249	—	249	—
TRS	4,090	938	9,603	3,332

	$51,360	$(548)	$80,933	$(1,326)

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. During the three months ended September 30, 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The terminated foreign currency forward contracts resulted in a realized gain of $43.54 million. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2015 and 2014, the net change in unrealized appreciation and depreciation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on:
Investments	$(107,859)	$(45,363)	$(136,499)	$(21,216)
Derivative instruments	(45,350)	31,440	(38,759)	28,139
Foreign currency translation	(216)	(98)	(165)	1,453

Net change in unrealized appreciation (depreciation)	$(153,425)	$(14,021)	$(175,423)	$8,376

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$11,811	$14,137	$33,330	$40,879
Unrealized depreciation	(125,439)	(57,655)	(189,017)	(52,790)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	5,769	(1,845)	19,188	(9,305)

Total net change in unrealized appreciation (depreciation)	$(107,859)	$(45,363)	$(136,499)	$(21,216)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 14.9% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

We have entered into foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. The following table presents the combined realized and unrealized gains and losses on investments, including the impact of our hedges. Changes in foreign currency exchange rates could impact our earnings to the extent that our investments denominated in foreign currencies are not hedged or the hedges are not effective. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(108,953)	$(43,956)	$(165,282)	$(5,478)
Net realized and unrealized gains (losses) on foreign currency forward contracts	5,005	31,464	31,022	26,361
Net realized and unrealized gains (losses) on cross currency swaps	551	—	551	—

	$(103,397)	$(12,492)	$(133,709)	$20,883

The net realized and unrealized losses on investments during the three and nine months ended September 30, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the three months ended September 30, 2015, volatility in commodities, energy and equities impacted various credits contributing to increasing unrealized depreciation in the portfolio. The net gain of $20.88 million for the nine months ended September 30, 2014 was related to a tightening of credit spreads that positively impacted the fair values of a number of investments, some that were sold during the period. The net realized and unrealized gains and losses on the foreign currency forward contracts largely offset the valuation movements in investments denominated in foreign currencies causes by foreign exchange rate fluctuations.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$4,380	$1,504	$4,380	$1,504
Realized loss on TRS assets	(517)	(42)	(517)	(42)
Receipt of prior period unsettled amounts	(4,466)	(1,030)	(3,006)	(1,676)
Unrealized appreciation (depreciation) on TRS assets	(3,033)	(1,942)	141	(2,666)

	(3,636)	(1,510)	998	(2,880)

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	386	31,416	386	28,856
Unrealized depreciation	—	(261)	—	(269)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(42,402)	1,795	(40,445)	2,432

	(42,016)	32,950	(40,059)	31,019

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	1,531	—	1,531	—
Unrealized depreciation	(1,229)	—	(1,229)	—

	302	—	302	—

Total net change in unrealized appreciation (depreciation) on derivative instruments	$(45,350)	$31,440	$(38,759)	$28,139

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

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

Adjusted net investment income

Our net investment income totaled $45.63 million ($0.17 per share) and $127.58 million ($0.52 per share) for the three and nine months ended September 30, 2015, respectively, as compared to $35.59 million ($0.19 per share) and $82.83 million ($0.49 per share) for the three and nine months ended September 30, 2014, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated incentive fees on capital gains with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The capital gains incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, the incentive fees on capital gains related to net unrealized appreciation on our Investment Portfolio and derivative instruments are not payable by us unless and until the net unrealized appreciation is actually realized. Therefore, in order to evaluate our net investment income without regard to unrealized appreciation in our Investment Portfolio, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2015 and 2014; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net investment income (GAAP)	$45,628	$35,590	$127,578	$82,834
Add: Estimated unearned performance-based incentive fees	—	(2,381)	—	3,399

Adjusted net investment income (non-GAAP)	$45,628	$33,209	$127,578	$86,233

Net investment income per share (GAAP)	$0.17	$0.19	$0.52	$0.49

Adjusted net investment income per share (non-GAAP)	$0.17	$0.18	$0.52	$0.52

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

The following table shows the TRS interest income and financing charges for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest and fee income included in TRS fair value	$5,174	$1,688	$5,174	$1,688
Financing charges included in TRS fair value	(794)	(184)	(794)	(184)

Subtotal	4,380	1,504	4,380	1,504
Interest and fee income included in TRS net realized gains	5,138	1,093	12,294	3,524
Financing charges included in TRS net realized gains	(1,181)	(184)	(2,889)	(429)
Less: amounts included in prior period fair value	(4,361)	(922)	(3,032)	(1,703)

TRS net interest spread	$3,976	$1,491	$10,753	$2,896

TRS net interest spread per share	$0.02	$0.01	$0.04	$0.02

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $380.54 million and $539.81 million during the nine months ended September 30, 2015 and 2014, respectively. The most significant increase in net assets during the nine months ended September 30, 2015 and 2014 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $548.70 million and $550.04 million, respectively. Our operations resulted in net assets increasing $1.48 million and $102.68 million during the nine months ended September 30, 2015 and 2014, respectively. Our overall the change in net assets was partially offset by distributions to shareholders in the amount of $148.72 million and $100.32 million and the repurchase of shares of common stock in the amount of $20.91 million and $12.59 million during the nine months ended September 30, 2015 and 2014, respectively.

Our net asset value per share was $9.26 and $10.06 on September 30, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.60 and $0.60 per share during the nine months ended September 30, 2015 and 2014, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 0.57% and 6.66% (not annualized) for shareholders who held our shares over the entire nine-month period ending September 30, 2015 and 2014, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 44.4% (see first chart below), or an annualized return of 8.9% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 30.0% (see first chart below), or an annualized return of 6.3% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High

Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 17.9% and 23.9%, respectively, in the period from June 17, 2011 to September 30, 2015.

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

Public Offering Price/Share	$10.00	$11.10	$11.30
Public Offering Price/Share	$10.00	$11.10	$11.30
Net Offering Price/Share	$9.00	$9.99	$10.17
Distributions/Share	$3.35	$1.64	$0.81
Terminal Value/Share (NAV)	$9.26	$9.26	$9.26

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at September 30, 2015 equal to net asset value of $9.26 per share and (iv) distributions payable to shareholders as of September 30, 2015.

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

The table below presents information on the significant presence of investments classified as Level 3 as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Fair value of investments classified as Level 3	$1,974,697	$1,502,332
Total fair value of investments	$3,479,753	$2,721,200
% of fair value classified as Level 3	56.7%	55.2%
Number of positions classified as Level 3	84	63
Total number of positions	175	154
% of positions classified as Level 3	48.0%	40.9%
Fair value of individual positions classified as Level 3:
Highest fair value	$108,150	$109,556
Lowest fair value	$0	$32
Average fair value	$23,508	$23,847

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2015 and December 31, 2014 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of September 30, 2015, assuming all other estimates remain unchanged, would otherwise result in a $94.03 million overstatement of net change in unrealized appreciation on investments, a $0.15 million overstatement of our investment advisory fees payable to our Advisors, a $93.88 million overstatement of our net increase in net assets resulting from operations, and a $0.38 overstatement in our earnings per share for the nine months ended September 30, 2015, and a $0.34 overstatement of our net asset value per share as of September 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

The reimbursement rate was 0.5% of gross offering proceeds during the nine months ended September 30, 2015. As of September 30, 2015, the Advisors have been reimbursed $9.10 million for offering expenses from the Follow-On Offering, including any payable balances for reimbursement of offering expenses. As of September 30, 2015, the Advisors carried a balance of approximately $0.04 million for unreimbursed expenses incurred on our behalf in connection with the Follow-On Offering. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory Agreement.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of September 30, 2015, our unfunded investment commitments totaled $255.78 million, representing 61.2% of our immediate liquidity available to us as of September 30, 2015. We believe we maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

Borrowings –As discussed above under “Capital Resources and Liquidity—Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of September 30, 2015, the credit facilities provided for $296.05 million of additional borrowing capacity. (See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for expanded discussion of the revolving credit facilities and 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at September 30, 2015 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$163,000	$163,000	$—	$—	$—
Deutsche Bank Credit Facility	175,000	—	175,000	—	—
Senior Secured Revolving Credit Facility	477,000	—	477,000	—	—
2014 Senior Secured Term Loan	394,000	4,000	8,000	382,000	—
Interest and Credit Facilities Fees Payable(1)	95,964	38,466	47,672	9,826	—

Total	$1,304,964	$205,466	$707,672	$391,826	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of September 30, 2015.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. During the nine months ended September 30, 2015 and 2014, we did not engage in interest rate hedging activities. In October 2015, we entered into a series of pay-fixed, receive-floating interest rate swaps that will be effective on December 31, 2015. We will pay an annual fixed rate of 1.3633% to 1.428% and receive three-month LIBOR on an aggregate notional amount of $500 million. The interest rate swaps will have quarterly settlement payments beginning in March 2016.

As of September 30, 2015, approximately 70.1% of our portfolio of debt investments (excluding TRS assets), or approximately $2.29 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. At September 30, 2015, approximately 95.1% of our portfolio of variable interest rate debt investments, or approximately $2.18 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At September 30, 2015, we held an aggregate investment position of $112.16 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 4.9% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “— Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan”), all of our borrowing as of September 30, 2015 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility, (ii) the maximum commitment amount in our BNP Credit Facility and (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, we expect that our weighted average stated interest rate would decrease by approximately 9 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Assuming the consolidated schedule of investments as of September 30, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations, the upper section of the table below presents an estimated and hypothetical increase in interest income for a 12-month period due to an immediate and persistent increase in the base rates associated with our debt investments featuring variable interest rates.

The middle section of the table below also presents sensitivity analysis for a 12-month period due to a persistent increase in the base interest rates that apply to our floating rate credit facilities and term loan and the associated increase in interest expense, as well as, the net effect of change in interest rates on the TRS unrealized appreciation (depreciation). For persistent LIBOR increases of less than approximately 200 basis points, the increase in interest expense exceeds the hypothetical increase in interest income associated with our floating rate debt investments due to the base rate floors on those investments; for a persistent LIBOR increase of approximately 200 basis points or more, the hypothetical increase in interest income associated with our floating rate debt investments begins to provide a positive contribution to net interest income, in both cases assuming that the consolidated schedule of investments as of September 30, 2015 was to remain constant with regards to the Investment Portfolio and no actions were taken to alter the existing interest rate sensitivity or Investment Portfolio allocations.

	Par		(in millions, except per share amounts)
	Amount	Weighted	Increases in LIBOR
	(in millions)	Avg. Floor	+50 bps	+100 bps	+150 bps	+200 bps
No base rate floor	$112.17		$0.489	$0.978	$1.467	$1.956
Base rate floor	$2,179.18	1.0%	0.000	5.353	14.809	24.339

Increase in Floating Rate Interest Income			$0.489	$6.331	$16.276	$26.295

		Base Rate Spread
BNP Credit Facility	$163.00	110 bps	$(0.815)	$(1.630)	$(2.445)	$(3.260)
Deutsche Bank Credit Facility Tranche E Loans	$150.00	185 bps	(0.750)	(1.500)	(2.250)	(3.000)
Deutsche Bank Credit Facility Tranche F Loans	$25.00	195 bps	(0.125)	(0.249)	(0.375)	(0.499)
Senior Secured Revolving Credit Facility	$477.00	250 bps	(2.385)	(4.770)	(7.155)	(9.540)
2014 Senior Secured Term Loan	$394.00	325 bps	(0.295)	(2.266)	(4.236)	(6.206)

Increase to Floating Rate Interest Expense			(4.370)	(10.415)	(16.461)	(22.505)

Change in Floating Rate Net Interest Income, before TRS			(3.881)	(4.084)	(0.185)	3.790
Net change in TRS unrealized appreciation (depreciation) (1)			(1.604)	(2.393)	(2.630)	(2.851)

Overall Change in Floating Rate Net Interest Income, including TRS			$(5.485)	$(6.477)	$(2.815)	$0.939

Change in Floating Rate Net Interest Income Per Share Outstanding as of September 30, 2015			$(0.02)	$(0.02)	$(0.01)	$0.00

(1)

Pursuant to the TRS agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 80 bps per annum on the settled notional amount of TRS assets. As of

September 30, 2015, 96.6% of the TRS assets, or approximately $315.25 million measured at par value, featured floating or variable interest rates. At September 30, 2015, 98.7% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $311.25 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.0%. As of September 30, 2015, the settled notional amount was $324.12 million.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 29.9% of our debt Investment Portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2015. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2015, approximately 44.4% of our fixed interest rate debt investments, or approximately $382.85 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed duration of approximately 4.8 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.8%, all other financial and market factors assuming to remain unchanged. A 4.8% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $18.4 million, or a 0.7% decline in net assets relative to $9.26 net asset value per share as of September 30, 2015.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2015, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of September 30, 2015. In addition, the table below presents the par value of our investments denominated in foreign currencies and the combined notional amount of foreign currency forward contracts and cross currency swaps in local currency in place as of September 30, 2015, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of September 30, 2015			Reduction in Fair	As of September 30, 2015
		(in thousands)			Value as of	(in thousands)
					September 30,	Foreign Currency		Foreign Currency
		Par Value/			2015 if 10%	Hedge		Hedge
		Cost in Local	Par Value/		Adverse Change	Amount in		Amount in
(in thousands)		Currency(1)	Cost in US$(1)	Fair Value	in Exchange Rate(2)	Local Currency		U.S. Dollars
Euros		€366,094	$410,125	$349,599	$34,960		€333,447	$372,935
British Pound Sterling		£89,454	135,131	135,536	13,554		£93,590	143,807
Australian Dollars	A$	32,119	22,793	21,599	2,160	A$	30,887	21,781
Swedish Kronor	SEK	97,249	15,145	—	—	SEK	—	—

Total			$583,194	$506,734	$50,674			$538,523

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and the U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of September 30, 2015, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $538.52 million, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2015, we did not have any amounts outstanding denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three and nine months ended September 30, 2015, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in a net realized and unrealized gains (losses) of $(2.42) million and $(2.99) million, respectively. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $5.56 million and $31.57 million during the three and nine months ended September 30, 2015, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

The Company’s Advisors serve as advisers to one other business development company with substantially the same investment objectives and strategies as the Company, thereby subjecting the Advisors and their affiliates to actual and potential conflicts of interests in connection with the management of the Company’s business affairs.

The members of the senior management and investment teams of CNL, KKR, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, directors or principals of entities that operate in the same or a related line of business as the Company. For example, CNL’s senior management and investment teams and other CNL personnel also serve in similar capacities to the investment adviser for Corporate Capital Trust II, another business development company affiliated with CNL Financial Group. By serving in these multiple capacities, they may have obligations to Corporate Capital Trust II and/or other entities, and to the investors of such entities, which may conflict with the Company’s best interests or the best interest of the Company’s stockholders. For instance, the Company relies on CNL to manage its day-to-day activities and to implement its investment strategy. As a result of these activities, CNL, its senior management, investment team and other personnel, and certain of CNL’s affiliates may have conflicts of interest in allocating their time between the Company and the other activities in which they are or may become involved, including the management of Corporate Capital Trust II and other entities affiliated with CNL. Similarly, KKR, on which CNL relies to assist it in identifying investment opportunities and making investment recommendations, may have similar conflicts of interest, including serving as the investment sub-adviser to Corporate Capital Trust II. CNL, KKR and their respective managers, partners, officers and employees will devote only so much of its or their time to the Company’s business as CNL, KKR and their employees determine, in their respective judgments, is reasonably required, which may be substantially less than their full time.

Furthermore, the Company’s investment objectives overlap with those of Corporate Capital Trust II, and may overlap with the investment objectives of other clients and affiliates of CNL and KKR, subjecting the Advisors to additional conflicts of interest. For example, the Company may compete for investments with Corporate Capital Trust II, thereby subjecting the Advisors and their affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities on the Company’s behalf.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2015.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and numbered in accordance with Item 601 of Regulation S-K).

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