Form 10-K
period 2015-12-31
Corporate Capital Trust, Inc.
filed 2016-03-21
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares were offered and sold at $11.00 per share (as of June 30, 2015), with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 254,496,559.

As of March 16, 2016, there were 301,783,417 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust, Inc. definitive proxy statement for the 2016 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2016. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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

General

Corporate Capital Trust, Inc. (which is referred to in this report as “we,” “our,” “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”). CNL, which is our investment advisor, and KKR, which is our investment sub-advisor, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for our company to operate.

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

On February 12, 2016, our Follow-On Offering closed to investors who purchase shares of our common stock through the independent broker-dealer channel. However, our Follow-On Offering remains open to investors who purchase shares of our common stock through the registered investment advisor channel. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional information.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. As of December 31, 2015, our investment portfolio, excluding our short term investments, totaled $3.72 billion and consisted primarily of senior and subordinated debt. As we continue to grow our investment portfolio, we anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. Our portfolio includes fixed-rate investments that generate absolute returns, as well as floating-rate investments that provide protection in rising interest rate and inflationary environments.

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

Portfolio and Investment Activity

As of December 31, 2015, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and directly lending or providing equity capital to portfolio companies. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap (“TRS”) arrangements with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as either our portfolio of TRS assets, or our “TRS Portfolio.”

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

As of December 31, 2015 and 2014, our Investment Portfolio consisted of debt and equity securities relating to 124 and 112 portfolio companies diversified across 21 and 21 industry classifications, respectively, and the TRS Portfolio consisted of debt securities relating to 48 and 47 portfolio companies diversified across 16 and 15 industry classifications, respectively.

Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our Investment Portfolio and TRS Portfolio based on fair value as of December 31, 2015 and 2014, excluding our short term investments.

	Investment Portfolio as of (in thousands)
	December 31, 2015		December 31, 2014
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans - first lien	$1,593,668	42.8%	$1,128,244	41.5%
Senior secured loans - second lien	1,100,781	29.6	843,957	31.0
Senior secured bonds	184,509	5.0	147,817	5.4

Total senior debt	2,878,958	77.4	2,120,018	77.9
Subordinated debt	457,287	12.3	433,755	16.0
Structured products	116,208	3.1	36,421	1.3
Equity/Other	269,808	7.2	130,377	4.8

Total	$3,722,261	100.0%	$2,720,571	100.0%

	TRS Portfolio as of (in thousands)
	December 31, 2015		December 31, 2014
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans - first lien	$256,870	83.3%	$250,662	89.1%
Senior secured loans - second lien	43,971	14.3	21,932	7.8
Senior secured bonds	6,353	2.1	7,066	2.5

Total senior debt	307,194	99.7	279,660	99.4
Subordinated debt	1,019	0.3	1,630	0.6

Total	$308,213	100.0%	$281,290	100.0%

For a further discussion of our investment activities and investment attributes of both our Investment Portfolio and TRS Portfolio as of December 31, 2015 and 2014 and for the years then ended, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Investment Activity – Portfolio Investment Activity for the Years Ended December 31, 2015, 2014 and 2013.”

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

By their terms, each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administrative Services Agreement must be approved annually by our board of directors (including a majority of our independent directors), or the holders of a majority of our outstanding voting securities. On March 18, 2016, our board of directors, including our independent directors, approved the renewal of each of these agreements for an additional one-year term through March 18, 2017, subject to earlier termination in accordance with their respective terms.

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

Employees

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” and in our definitive proxy statement for our 2016 annual meeting of shareholders (the “2016 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through CNL and/or its affiliates.

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

We acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions or through less liquid markets. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to calculate a fair value or sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions, or the absence of active investment market participants making it more difficult to sell and fair value these securities.

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

Our ability to achieve our investment objective depends on our Advisors’ ability to manage and support our investment process. If our Advisors were to lose a significant number of their respective key professionals, or terminate the Investment Advisory Agreement and/or the Sub-Advisory Agreement, our ability to sustain our investment objective could be significantly harmed.

We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors evaluate, negotiate, structure, execute, monitor, and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from KKR and CNL could have a material adverse effect on our ability to sustain our investment objective. Our Advisors do not currently plan to enter into employment contracts with such key professionals.

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

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us on 60 days’ notice without penalty. Our Investment Advisory Agreement may be terminated at any time, without penalty, by CNL upon 120 days’ notice to us. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by KKR upon 120 days’ notice and may be terminated, without the payment of penalty, by CNL upon 60 days’ notice if our board of directors or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL or for CNL to replace KKR and we would no longer have the ability to co-invest in privately negotiated transactions unless we filed a new SEC Exemptive Order.

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

Distributions on our common stock may exceed our taxable earnings and profits; therefore, portions of the distributions that we pay may represent a return of capital to you, which will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in debt or equity securities of portfolio companies.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We have experienced, and may continue to experience, increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market of private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a majority of our securities quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our board of directors.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We value our investments quarterly at fair value as determined in good faith in accordance with procedures established by our board of directors based on input from our Advisors. Our board of directors utilizes the services of an independent third-party valuation firm to aid us in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Additionally, a substantial over-estimate of the fair value of our investments may result in excessive borrowing advances relative to collateral value in certain of our credit facilities and lead to remedial margin calls.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Offering and may use the net proceeds from the Offering in ways with which investors in us may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in our prospectus and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay dividends to our shareholders.

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

In August 2011, and later affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling. If the debt ceiling is not increased, the U.S. Treasury Department will not be authorized to issue additional debt that increases the current amount outstanding. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates in December 2015, and indicated that it may raise interest rates again in 2016. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserve’s stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

Additionally, in 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries (“EU countries”), which has negatively impacted global markets and economic conditions. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, the failure of major domestic and international financial institutions and a response from the U.S. Federal Reserve of lowering interest rates and quantitative easing. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future which may require similar, or more experimental action by the U.S. Federal Reserve, such as negative interest rates. Global capital markets are sensitive to U.S. domestic and international economic conditions, social and political tensions, military conflict, and terrorism, including the financial stability of EU countries, perceived or actual downturns in China’s economy, further and sustained depreciation in the price of oil, and political and social unrest and military conflict in the Middle East.

We monitor U.S and global developments and seek to manage our investments in a manner consistent with achieving our investment objectives, however, there can be no assurance that we will be successful in doing so. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could lead to increased market volatility and tighter credit markets, which could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Risks Related to Our Advisors and their Respective Affiliates

Our Advisors and their respective affiliates have limited experience managing a business development company.

Our Advisors and their respective affiliates have only four years of experience managing a vehicle regulated as a business development company and may not be able to continue to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by our Advisors and their respective affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Advisors’ and their respective affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our Advisors and their respective affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

Our Advisors and their respective affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and our Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional selling commissions and marketing support fees and our Advisors to earn increased asset management fees.

The time and resources that individuals associated with our Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither CNL nor KKR is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Our Advisors and their respective affiliates currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our Advisors will experience conflicts of interest in connection with the management of our business affairs.

Our Advisors will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by our Advisors and their respective affiliates; compensation to our Advisors; services that may be provided by our Advisors and their respective affiliates to issuers in which we invest; investments by us and other clients of our Advisors, subject to the limitations of the 1940 Act; the formation of additional investment funds by our Advisors; differing recommendations given by our Advisors to us versus other clients; our Advisors’ use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Advisors’ use of “inside information” with respect to potential investments by us.

Our Advisors and their respective affiliates may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.

We will pay certain amounts to our Managing Dealer and participating broker-dealers in connection with the distribution of our shares for the ongoing marketing, sale and distribution of such shares, including an ongoing distribution and shareholder servicing fee. The ongoing distribution and shareholder servicing fee will terminate for all shareholders upon a liquidity event. As such, our Advisors may have an incentive to delay a liquidity event or making such recommendation to our board if such amounts receivable by our Managing Dealer have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.

Our Advisors and their respective affiliates may experience conflicts of interest in connection with the negotiation of arranging and other transaction-related fees paid by our portfolio companies.

In negotiating originated loans and certain other originated credit investments on our behalf, our Advisors and their affiliates may have the ability to negotiate the payment of arranging and other transaction-related fees by the relevant counterparty to our Advisors and their affiliates and/or an original issue discount (“OID”). In such circumstances, our Advisors will face a conflict of interest to the extent that a portion of any arranging or transaction-related fees payable to our Advisors and their affiliates may be retained by our Advisors and their affiliates, whereas any OID provided by the relevant counterparty would solely benefit us.

Our Advisors may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Advisors and their affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Advisors may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Advisors for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Advisors may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand. Depending on the nature and magnitude of the fees, we could perform these services through a taxable subsidiary.

Our Advisors have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Advisors and their respective affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, an Advisor and its affiliates may receive fees from certain accounts that are higher than the fees received by our Advisor from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for our Advisor has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent an Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in our Advisor’s employee benefit plans. Our Advisors have an incentive to favor these accounts over us. Our board of directors monitors these conflicts.

An Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Our Advisors and their respective affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to a different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Advisors, may obtain confidential information about the companies in which we have invested or may invest. If we possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on our ability to take action with respect to our investments could have an adverse effect on our results of operations.

Our Advisors or their respective affiliates currently serve as advisers to one other business development company with substantially the same investment objectives and strategies as the Company, thereby subjecting our Advisors and their respective affiliates to actual and potential conflicts of interests in connection with the management of our business affairs.

The members of the senior management and investment teams of CNL, KKR, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, directors or principals of entities that operate in the same or a related line of business as us. For example, CNL’s senior management and investment teams and other CNL personnel also serve in similar capacities to the investment adviser for Corporate Capital Trust II, another business development company affiliated with CNL Financial Group. By serving in these multiple capacities, they may have obligations to Corporate Capital Trust II and/or other entities, and to the investors of such entities, which may conflict with our best interests or the best interest of our shareholders. For instance, we rely on CNL to manage our day-to-day activities and to implement our investment strategy. As a result of these activities, CNL, its senior management, investment team and other personnel, and certain of CNL’s affiliates may have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Corporate Capital Trust II and other entities affiliated with CNL Financial Group. Similarly, KKR, on which CNL relies to assist it in identifying investment opportunities and making investment recommendations, may have similar conflicts of interest, including serving as the investment sub-adviser to Corporate Capital Trust II. CNL, KKR and their respective managers, partners, officers and employees will devote only so much of its or their time to our business as CNL, KKR and their respective employees determine, in their respective judgments, is reasonably required, which may be substantially less than their full time.

Furthermore, our investment objectives overlap with those of Corporate Capital Trust II, and may overlap with the investment objectives of other clients and affiliates of CNL and KKR, subjecting our Advisors to additional conflicts of interest. For example, we may compete for investments with Corporate Capital Trust II, thereby subjecting our Advisors and their affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, our Advisors will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, taking into account such factors as the relative amounts of capital available for new investments, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, and any other factors deemed appropriate.

Our Advisors will face restrictions on their use of inside information about existing or potential investments that they acquire through their relationships with other advisory clients, and those restrictions may limit the freedom of our Advisors to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

In the course of their respective duties, the members, officers, directors, employees, principals or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may, to our detriment, limit the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with an Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor.

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

Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind,” or “PIK,” income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default. PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Advisors even though we do not receive the income in the form of cash.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

In addition, the fact that our base management fee— a portion of which is paid to KKR —is payable based upon our average gross assets (which includes any borrowings for investment purposes, any unrealized depreciation or appreciation on the TRS Portfolio and any cash collateral on deposit pursuant to the terms of the TRS) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside our Advisors’ and their respective affiliates’ other clients, including other entities they manage, which we refer to as affiliates’ other clients, in certain circumstances when doing so is consistent with applicable law and SEC staff interpretations and guidance. We may also invest alongside the other clients of our Advisors, as otherwise permissible under regulatory guidance, applicable regulations and the Advisors’ allocation policies. It is our policy to base our board of directors’ determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The SEC Exemptive Order granted by the SEC to us, our Advisors and certain of their respective affiliates, permits us to participate in certain transactions originated by the Advisors or their respective affiliates. However, affiliates of our Advisors whose primary business includes the origination of investments may engage in investment advisory businesses with client accounts that compete with us, and those affiliates have no obligation to make their originated investment opportunities available to our Advisors or to us.

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we are unable to invest in any issuer in whom an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If an affiliates’ other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit such investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliates’ other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by our Advisors may differ from those rendered to their other clients.

Our Advisors and their affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.

We are not managed by KKR & Co. or CNL Financial Group, but rather subsidiaries of both and may not replicate the success of those entities.

We are managed by our Advisors and not by CNL Financial Group or KKR & Co. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group or KKR & Co. or their affiliates and their past performance is no guarantee of our future results.

Our Advisors’ liability is limited under the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, and we are required to indemnify our Advisors against certain liabilities, which may lead our Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, and they will not be responsible for any action of our board of directors in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Advisors will not be liable to us for their acts under the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Advisors with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Advisors’ net worth is not available to satisfy our liabilities and other obligations.

As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association, our Advisors and their parent entities have an aggregate net worth in excess of $22.1 million. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

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

We have and may continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders.

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

•	Senior Debt. When we invest in senior debt, we generally seek to take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments will generally take the form of senior secured first lien loans, senior secured second lien loans, or senior secured bonds. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we decide to enforce our remedies.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured, which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns as compared to our senior debt investments. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•	Equity Investments. We expect to make selected equity investments which may be illiquid with no readily available market and involve more risk than senior or subordinated debt. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Depending on the nature of the equity investment, we could invest through a taxable subsidiary which could impact the return on investment.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

•	Investments in Private Investment Funds or other subsidiaries. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

•	Derivatives. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of our Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability;

•	OID and PIK instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•	For GAAP purposes, cash distributions to shareholders that include a component of OID or PIK income are not considered a return of capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID or PIK income may be funded from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•	The presence of OID and PIK creates the risk of non-refundable cash payments to our Advisors in the form of subordinated incentive fees on income based on non-cash OID and PIK income accruals that may never be realized; and

•	In the case of payment-in-kind, or “PIK,” “toggle” debt, the PIK election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Subordinated liens on collateral securing debt investments that we have made or may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then us, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on the debt obligations.

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we borrow money and may issue debt securities to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on such debt securities and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

We have made, and expect to continue to make, investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.

We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities. These private investment funds are not registered investment companies and, thus, are not subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by our Advisors.

Before investing in any private investment fund, the Advisors, under the oversight of our board of directors, will conduct a due diligence review of the valuation methodology utilized by the private investment fund, which as a general matter we expect would utilize market values when available, and otherwise utilize principles of fair value that the Advisors reasonably believe to be consistent with those used by us for valuing our own investments. After investing in a private investment fund, the Advisors will monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by our board of directors, in the absence of specific transaction activity in a particular private investment fund, our board of directors will consider whether it is appropriate, in light of all relevant circumstances, to value our investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

Our Advisors will provide our board of directors with periodic reports, no less frequently than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuations problems that have arisen, if any. To the extent deemed necessary by the Advisors, our board of directors will review any securities valued by the Advisors in accordance with our valuation policies.

Our board of directors – with the assistance of the Advisors, officers and, through them, independent valuation agents – is responsible for determining in good faith the fair value of our portfolio investments for which market quotations are not readily available (as is the case of private investment funds). Our board of directors will make this determination on a quarterly basis and any other time when a decision is required regarding the fair value of our investments in private investment funds or other portfolio investments for which market quotations are not available. A determination of fair value involves subjective judgments and estimates, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security.

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds.

In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our shareholders.

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

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain additional financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could impact our ability to obtain additional financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

Certain investment analyses and decisions by the Advisors may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Advisors may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While we generally will not seek to make an investment until the Advisors have conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Advisors at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisors expect often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

We and each of our wholly owned, special purpose financing subsidiaries are party to revolving or term credit facilities with one or more lenders. We or our special purpose financing subsidiaries may become party to additional such facilities in the future. The agreements governing these facilities currently, and are likely to continue to, contain default provisions such as:

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

A decline in the value of assets owned by us or the relevant financing subsidiary, as applicable or the occurrence of a Super-Collateralization Event under the relevant facility could result in our being required to retain, acquire or contribute to the relevant financing subsidiary, as applicable, additional assets, which would likely disrupt our business and impact our ability to meet our investment objectives, service our debt and pay distributions to our shareholders.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to our Advisors.

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

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever; and we are not required to complete a liquidity event by a specific date. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Therefore it is difficult for a shareholder to sell his or her shares. On or before December 31, 2018, our board of directors must consider, but is not required to recommend, a liquidity event for our shareholders. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our shareholders with access to a trading market for their securities.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Advisors.

Also, since a portion of the public offering price from the sale of shares in the Offering is used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders is not invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased. If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and business development companies frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

We intend, but are not required, to offer to repurchase our shares on a quarterly basis. As a result shareholders will have limited opportunities to sell their shares.

We have adopted a share repurchase program to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the last business date of each relevant calendar quarter. The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Further, certain covenants in our senior credit facility may limit our ability to offer to repurchase your shares on a quarterly basis. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of shares in the Offering.

Because our Managing Dealer is an affiliate of CNL, its due diligence review of us is not considered independent. The absence of an independent due diligence review increases the risks and uncertainty you face as a shareholder.

Our Managing Dealer, CNL Securities Corp., is an affiliate of CNL. As a result, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, by relying on the Managing Dealer alone, you do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

Shareholders may experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time. Shareholders who do not participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

The existence of a large number of outstanding shares and shareholders prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.

As of December 31, 2015, we had 290.43 million shares of our common stock outstanding and the ability of our shareholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to our prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our shareholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the Offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

These dilutive effects may be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings may create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.

The price that the investor pays for our shares may not reflect the current net asset value of our company at the time of his or her subscription.

If our net asset value increases above our net proceeds per share as stated in our prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of selling commissions and marketing support fees, that is below our net asset value per share. Also we will file a supplement to the prospectus with the SEC, or amend the Registration Statement, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the Registration Statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in our prospectus. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share.

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

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our investment company taxable income. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we use debt financing, we are subject to (i an asset coverage ratio requirement under the 1940 Act and (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge is not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such case we could still rely upon the “spillback provisions” to maintain RIC qualification.

A portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Continuous Public Offering of Common Stock

We are currently selling our shares on a continuous basis at an offering price of $9.80 per share under our Follow-On Registration Statement. To the extent that our net asset value (“NAV”) per share increases, we will ensure that our shares are not sold at a price, after deduction of selling commissions and marketing support fees, that is below our NAV per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our Follow-On Offering and periodic reinvestment of distributions in our shares, we make the determination that we are not selling shares of our common stock at a price below our then current NAV per share within 48 hours before the time that we issue shares. In addition, if the NAV per share were to decline below 97.5% of the public offering price, net of sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of directors determines otherwise, we will voluntarily suspend selling shares in the Follow-On Offering until the NAV per share is greater than 97.5% of the public offering price, net of sales load. On February 12, 2016, our Follow-On Offering closed to investors who purchase shares of our common stock through the independent broker-dealer channel. However, our Follow-On Offering remains open to investors who purchase shares of our common stock through the registered investment advisor channel. Following the closing of the Follow-On Offering to investors who purchase shares through the independent broker-dealer channel, we expect that, subject to the discretion of our board of directors and applicable law (i) we will continue to conduct quarterly tender offers pursuant to our share repurchase program, (ii) we will declare and pay distributions on a monthly basis, as determined by our board of directors, and (iii) the distribution reinvestment plan will remain in effect, and participating shareholders will be able to reinvest distributions at a per share price equivalent to 90% of the public offering price pursuant to the effective registration statement at the time of purchase. Our board of directors may determine to raise additional capital through the sale of debt or equity securities through our Shelf Registration Statement or otherwise in the future.

The following table lists the NAV per share, the public offering price per share for shares sold in our Offerings including and excluding sales load, the net public offering price premium as a percentage of NAV, and quarterly declared distributions per share as of the end of each quarter for the years ended December 31, 2015 and 2014.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2014
First Quarter	$10.13	$11.30	$10.17	0%	$0.18
Second Quarter	$10.15	$11.30	$10.17	0%	$0.20
Third Quarter	$10.06	$11.30	$10.17	1%	$0.22
Fourth Quarter	$9.79	$11.00	$9.90	1%	$0.20
Year Ended December 31, 2015
First Quarter	$9.74	$11.00	$9.90	2%	$0.20
Second Quarter	$9.67	$11.00	$9.90	2%	$0.20
Third Quarter	$9.26	$10.45	$9.41	2%	$0.20
Fourth Quarter	$8.93	$10.00	$9.00	1%	$0.20

(1)	NAV per share is determined as of the last day in the period. NAV is based on outstanding shares at the end of the period.
(2)	Net public offering price excluding sales load (“Net POP”) is equal to public offering price less 10% for selling commissions and marketing support fees. Net POP is also the price employed in the distribution reinvestment plan.
(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.

Set forth below is a chart that reconciles gross and net proceeds from the Offerings since we commenced our Initial Offering on April 4, 2011:

	As of December 31, 2015
(in thousands, except share and per share amounts)	Shares	Amount
Gross Proceeds from Offerings	272,346,847	$2,969,605
Commissions and Marketing Support Fees	—	(274,402)
Reinvestment of Distributions	23,804,499	234,712

Net Proceeds from Offerings	296,151,346	$2,929,915

Average Net Proceeds Per Share	$9.89

Holders

As of March 16, 2016, we had 72,621 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Set forth below is a chart describing the single class of our securities outstanding as of March 16, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	1,000,000,000	—	301,783,417

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We commenced our share repurchase program in July 2012 and the first repurchase of shares occurred in August 2012. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2015 through October 31, 2015	—	$—	—	—
November 1, 2015 through November 30, 2015	—	—	—	—
December 1, 2015 through December 31, 2015	1,243,483	9.25	1,243,483	—

Total	1,243,483	$9.25	1,243,483	—

Distributions

Distributions to our shareholders are governed by our articles of incorporation. Our board of directors declares a weekly record date, a weekly distribution rate and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our shareholders are declared out of assets legally available for distribution. (See Note 8. “Distributions” and Note 12. “Federal Income Taxes” included in Item 8. “Financial Statements and Supplementary Data.”)

The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2015 and 2014:

	Cash Distributions Declared Per Share
Quarter	2015	2014
First	$0.201279	$0.180048
Second	0.201279	0.201279
Third	0.201279	0.216762
Fourth	0.201279	0.201279

Total	$0.805116	$0.799368

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2015 and 2014, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2016 and 2015, a Form 1099-DIV was sent to our shareholders which stated the amount and sources of the paid distributions and provided information with respect to appropriate tax treatment of the paid distributions.

On December 30, 2015, January 28, 2016, February 26, 2016 and March 18, 2016, our board of directors declared distributions for January 2016, February 2016, March 2016 and April 2016, respectively, which represent an annualized distribution rate of 8.22% based on our current public offering price of $9.80 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 5, 12, 19 and 26, 2016	January 27, 2016	$0.015483
February 2, 9, 16 and 23, 2016	February 24, 2016	$0.015483
March 1, 8, 15, 22 and 29, 2016	March 30, 2016	$0.015483
April 5, 12, 19 and 26, 2016	April 27, 2016	$0.015483

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

The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013 and 2012 and as of and for the period from June 17, 2011 (commencement of operations) through December 31, 2011 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Year Ended December 31,				Period from June 17, 2011 (commencement of operations) through
($ in thousands, except per share amounts)	2015	2014	2013	2012	December 31, 2011
Statement of operations data:
Investment income	$311,097	$230,712	$119,573	$35,583	$959

Operating expenses
Total expenses	131,443	99,194	68,502	19,651	1,482
Reimbursement of expense support	—	—	1,136	1,830	—
Advisors’ expense support	—	—	—	(1,590)	(1,376)

Net expenses	131,443	99,194	69,638	19,891	106

Net investment income before taxes	179,654	131,518	49,935	15,692	853
Income tax expense, including excise tax	2,966	1,392	—	—	—

Net investment income	176,688	130,126	49,935	15,692	853
Net realized and unrealized gains (losses) (4)	(214,895)	(45,809)	55,022	9,962	529

Net (decrease) increase in net assets resulting from operations	$(38,207)	$84,317	$104,957	$25,654	$1,382

Per share data:
Net investment income – basic and diluted	$0.69	$0.73	$0.48	$0.50	$0.67
Net (decrease) increase in net assets resulting from operations – basic and diluted	$(0.15)	$0.48	$1.00	$0.82	$1.09
Distributions declared	$0.80	$0.80	$0.83	$0.76	$0.37
Other data:
Total investment return-net price (1)	(2.0)%	4.1%	10.2%	14.2%	6.5%
Total investment return-net asset value (2)	(0.9)%	5.9%	11.4%	14.3%	6.5%
Number of portfolio companies at period end (3)	124	112	94	126	110
Total portfolio investments for the period (3)	$2,068,738	$1,899,447	$2,090,370	$991,952	$106,811
Investment sales and prepayments for the period (3)	$842,372	$1,058,221	$925,095	$410,530	$776

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Total assets	$4,045,125	$2,971,720	$2,281,186	$850,324	$116,223
Credit facilities and term loan, net of discount	$1,422,592	$772,678	$707,389	$159,620	$25,340
Total net assets	$2,594,022	$2,145,821	$1,430,434	$611,484	$65,163

(1)	Total investment return-net price is a measure of total return for shareholders who purchased our common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.
(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.

(3)	Excludes TRS portfolio companies and TRS transactions.
(4)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a discussion of realized and unrealized gains and losses for the years ended December 31, 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. We also have the ability, as granted through our SEC Exemptive Order, to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR (the “Co-Investment Transactions”). We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.

As of December 31, 2015, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio.” Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into TRS with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio.” In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

References to the term “settled notional amount” in association with the TRS mean the aggregate cost of the TRS assets underlying the TRS that are settled and owned by the counterparty. In addition, this aggregate cost serves as the basis for our payments of financing charges to the counterparty under the TRS. References to the term “total notional amount” mean the settled notional amount plus the effect of the purchase and sale cost of all TRS assets where trade settlement is pending. We will receive additional economic benefit if the value of the underlying TRS asset appreciates relative to the total notional amount through the final settlement date following termination of the agreement. Conversely, we will be required to pay the counterparty the amount, if any, by which the value of the underlying TRS asset declines relative to the total notional amount through such final settlement date. We do not own, or have physical custody of, the TRS assets and the TRS assets are not direct investments by us. Our subsidiary is required to post collateral with a custodian of at least 33.3% of the notional amount of each TRS asset and may be required to post additional collateral in the event the value of the TRS assets decreases below a specified amount.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of and for the years ended December 31, 2015 and 2014, and for the year ended December 31, 2013:

As of December 31, (in thousands, except ratio and per share amounts)	2015	2014
Total assets	$4,045,125	$2,971,720
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,045,125	$2,936,832
Investments in portfolio companies	$3,722,261	$2,720,571
Borrowings – credit facilities and term loan, net of discount	$1,422,592	$772,678
Deemed borrowings (TRS implied leverage classified as senior securities)	$182,326	$172,041
Net assets	$2,594,022	$2,145,821
Net asset value per share	$8.93	$9.79
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	40%	32%

Activity for the Year Ended December 31, (in thousands, except ratios and per share amounts)	2015	2014	2013
Average net assets	$2,428,271	$1,783,121	$1,036,498
Average borrowings under credit facilities and term loan	$1,011,175	$572,484	$339,271
Purchases of investments	$2,068,738	$1,899,447	$2,090,370
Sales, principal payments and other exits	$842,372	$1,058,221	$925,095
Net investment income	$176,688	$130,126	$49,935
Net realized gains on investments, derivative instruments and foreign currency transactions	$50,657	$18,997	$28,047
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$(265,552)	$(64,806)	$26,975
Net (decrease) increase in net assets resulting from operations	$(38,207)	$84,317	$104,957
Total distributions declared	$205,044	$142,018	$87,005
Net investment income before unearned incentive fees per share	$0.69	$0.68	$0.54
Net investment income per share	$0.69	$0.73	$0.48
(Losses) earnings per share	$(0.15)	$0.48	$1.00
Distributions declared per share outstanding for the entire period	$0.80	$0.80	$0.83

Summary of Common Stock Offerings for the Year Ended December 31, (in thousands, except share and per share amounts)	2015	2014	2013
Gross proceeds, excluding reinvestment of distributions	$679,862	$781,169	$849,308
Net proceeds to Company, excluding reinvestment of distributions	$618,505	$709,070	$770,595
Reinvestment of distributions	$105,363	$80,646	$36,605
Average net proceeds per share	$9.69	$10.16	$9.97
Shares issued in connection with Offerings, excluding reinvestment of distributions	63,742,355	69,802,396	77,259,720
Shares issued in connection with reinvestment of distributions	10,950,275	7,952,695	3,664,801

Business Environment

During the twelve months ended December 31, 2015, markets were influenced by geopolitical concerns as well as sector specific dislocations, such as commodities and energy. Significant recurring outflows in open ended credit mutual funds and exchange traded funds have occurred. These factors, along with thin liquidity, have placed downward pressure on valuations and contributed to an increase in volatility.

CCT’s closed-end structure and long term fundamental underwriting approach positions us to continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets and/or achieve attractive terms on their debt. In the United States, successful access to the liquid credit markets is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures Therefore, considering the recent dynamic market environment, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. However, we remain mindful of, and continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility.

We believe that privately originated transactions with both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will expand given recent financial regulation that is resulting in commercial banks reducing lending levels to middle-market companies. We maintain a high degree of caution and believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity as of and for the Years ended December 31, 2015 and 2014

The following tables summarize our investment activity as of and for the years ended December 31, 2015 and 2014 and for the year ended December 31, 2013, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	December 31, 2015		December 31, 2014
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$3,722,261	$308,213	$2,720,571	$281,290
No. portfolio companies	124	48	112	47
No. debt investments	141	51	127	49
No. structured product investments	5	—	3	—
No. equity/other investments	32	—	22	—

	Investment Portfolio Activity Summary ($ in thousands)			TRS Portfolio Activity Summary ($ in thousands)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Purchases of investments:
Senior secured loans – first lien	$785,833	$965,332	$661,983	$174,138	$264,268	$262,924
Senior secured loans – second lien	514,469	458,531	731,935	33,892	16,759	11,123
Senior secured bonds	123,404	72,767	180,936	—	—	27,029
Subordinated debt	343,916	291,214	439,520	—	1,002	56,202
Structured products	141,892	3,000	52,195	—	—	—
Equity/other	159,224	108,603	23,801	—	—	—

Total	$2,068,738	$1,899,447	$2,090,370	$208,030	$282,029	$357,278

Sales, principal payments and other exits:
Senior secured loans – first lien	$205,660	$468,091	$368,097	$159,172	$45,349	$350,808
Senior secured loans – second lien	217,911	258,572	136,747	9,968	—	11,135
Senior secured bonds	72,082	86,497	153,219	—	3,780	16,821
Subordinated debt	263,178	215,044	262,105	875	6,930	85,244
Structured products	5,743	24,597	—	—	—	—
Equity/other	77,798	5,420	4,927	—	—	—

Total	$842,372	$1,058,221	$925,095	$170,015	$56,059	$464,008

Portfolio Company Additions	40	49	61	15	37	16
Portfolio Company Exits	(28)	(31)	(93)	(14)	(10)	(43)
Debt Investment Additions	52	81	82	18	42	18
Debt Investment Exits	(38)	(57)	(148)	(16)	(13)	(52)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 28 and 26 debt investment positions and 32 and 34 portfolio companies in common as of December 31, 2015 and 2014, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013 were ($232.45) million, ($104.59) million and $31.03 million, respectively, for our Investment Portfolio, and ($10.30) million, ($6.64) million and ($0.57) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $1.19 billion and $1.04 billion for the years ended December 31, 2015 and 2014, representing 34% of approximately $3.49 billion and $3.05 billion, respectively, in total originations by KKR in Co-Investment Transactions for each period.

The following summarizes our investment activity associated with our investment focus on originated debt investments during the years ended December 31, 2015, 2014 and 2013 and the status of originated investments held in the Investment Portfolio as of December 31, 2015 and 2014:

Originated Investment Activity for the Year Ended December 31, ($ in thousands)	2015	2014	2013
Number of originated investments, by issuer	20	22	15
Total amount of originated investments, at cost (1)	$1,167,195	$897,628	$704,319
Originated investments as a percentage of total investment activity	56.4%	47.3%	33.7%
Fee income recognized in connection with originated investments	$7,610	$5,706	$10,486

Originated Investments Summary as of December 31, (in thousands)	2015	2014
Total originated investments, at fair value	$2,305,938	$1,405,625
Total originated investments as a percentage of total Investment Portfolio, at fair value	61.9%	51.7%
Weighted average annual yield of originated debt investments (2) (3)	10.3%	10.8%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were (2.0)% and (0.9)%, respectively, as of December 31, 2015. See Note 13. “Financial Highlights” in the accompanying consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of December 31, 2015 and 2014, excluding our short term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	December 31, 2015		December 31, 2014
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,721,163	$1,593,668	$1,152,555	$1,128,244
Senior secured loans - second lien	1,154,518	1,100,781	858,829	843,957
Senior secured bonds	217,350	184,509	154,125	147,817

Total senior debt	3,093,031	2,878,958	2,165,509	2,120,018
Subordinated debt	525,301	457,287	459,004	433,755
Structured products	111,640	116,208	33,721	36,421
Equity/Other	292,059	269,808	129,658	130,377

Total	$4,022,031	$3,722,261	$2,787,892	$2,720,571

	TRS Portfolio as of (in thousands)
	December 31, 2015		December 31, 2014
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$269,945	$256,870	$255,966	$250,662
Senior secured loans - second lien	46,704	43,971	22,802	21,932
Senior secured bonds	7,315	6,353	7,315	7,066

Total senior debt	323,964	307,194	286,083	279,660
Subordinated debt	1,002	1,019	1,658	1,630

Total	$324,966	$308,213	$287,741	$281,290

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1) (2)
Senior secured loans - first lien	8.7%	5.8%	8.8%	5.1%
Senior secured loans - second lien	10.4%	9.5%	10.1%	9.9%
Senior secured bonds	9.5%	8.4%	11.2%	8.5%
Subordinated debt (1) (2)	10.1%	6.8%	12.3%	7.1%
Structured products (1) (2)	10.8%	—	10.8%	—

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were (2.0)% and (0.9)%, respectively, as of December 31, 2015. See Note 13. “Financial Highlights” in the accompanying consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of December 31, 2015 and 2014:

	Investment Portfolio as of December 31,		TRS Portfolio as of December 31,
Floating interest rate debt investments:	2015	2014	2015	2014
Percent of debt portfolio	71.4%	67.5%	96.7%	96.1%
Percent of floating rate debt investments with interest rate floors	93.6%	97.9%	98.8%	98.6%
Weighted average interest rate floor	1.0%	1.1%	1.1%	1.0%
Weighted average coupon spread to base rate	764 bps	748 bps	484 bps	419 bps
Weighted average years to maturity	4.9	5.4	4.5	5.3

Fixed interest rate debt investments:
Percent of debt portfolio	28.6%	32.5%	3.3%	3.9%
Weighted average coupon rate	10.2%	10.9%	9.9%	9.9%
Weighted average years to maturity	5.6	5.3	4.7	5.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.251% and 0.613%, and 0.223% and 0.257% during the years ended December 31, 2015 and 2014, respectively, and the terminal value was 0.613% and 0.256% on December 31, 2015 and 2014, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.5% as of December 31, 2015, compared to 10.0% as of December 31, 2014. The decrease is partly attributable to a decrease in our investment concentration in fixed interest rate debt investments, which currently have a higher weighted average coupon rate than our floating interest rate debt investments, as illustrated in the above table. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return - net price and total investment return – net asset value were (2.0)% and (0.9)%, respectively, for the year ended December 31, 2015. See Note 13. “Financial Highlights” in the accompanying consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2015 and 2014:

	Investment Portfolio as of December 31, (in thousands)				TRS Portfolio as of December 31, (in thousands)
	2015		2014		2015		2014
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$—	—%	$404	0.1%	$—	—%
BB-	43,253	1.2	21,536	0.8	24,999	8.1	27,610	9.8
B+	155,395	4.2	161,172	5.9	40,695	13.2	47,837	17.0
B	265,440	7.1	174,797	6.4	147,430	47.9	127,542	45.3
B-	316,944	8.5	331,145	12.2	55,993	18.2	53,309	19.0
CCC+	649,508	17.4	617,925	22.7	30,808	10.0	9,162	3.3
CCC	102,191	2.7	156,206	5.7	—	—	4,575	1.6
CCC-	48,501	1.3	53,089	2.0	4,391	1.4	11,255	4.0
D	9,640	0.3	567	—	3,493	1.1	—	—
Not rated	2,131,389	57.3	1,204,134	44.3	—	—	—	—

Total	$3,722,261	100.0%	$2,720,571	100.0%	$308,213	100.0%	$281,290	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the applicable portfolio company’s interest payment obligations.

PIK Summary as of December 31, ($ in thousands)	2015	2014
Total number of all investments with PIK feature	23	22
Par value of all investments with PIK feature	$707,559	$609,971
Total number of all investments that have active PIK election	19	17
Par value of all investments that have active PIK election	$648,196	$498,706
Percent of debt investment portfolio with active PIK election, at par value	17.5%	18.5%
Number of originated investments with PIK feature and active PIK election	12	9
Par value of originated investments with PIK feature and active PIK election	$524,303	$402,244

PIK Interest Income Activity for the Year Ended December 31, (in thousands)	2015	2014	2013
PIK interest income	$30,402	$35,041	$9,318
PIK interest income as a percentage of interest income and PIK interest income	10.8%	16.3%	8.8%
PIK interest income as a percentage of total investment income	9.8%	15.2%	7.8%
Collections of PIK interest	$853	$6,803	$—

As of December 31, 2015, our Investment Portfolio consisted of 124 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2014 that consisted of 112 portfolio companies, diversified across 21 distinct industry classifications. As of December 31, 2015, the TRS Portfolio consisted of 48 portfolio companies, diversified across 16 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2014 that consisted of 47 portfolio companies, diversified across 15 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of December 31, 2015 and 2014:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$621,721	16.7%	$226,158	8.3%	$31,229	10.1%	$37,966	13.5%
Software & Services	416,659	11.2	394,377	14.5	68,767	22.3	68,344	24.3
Consumer Durables & Apparel	358,089	9.6	458,310	16.8	12,750	4.1	9,072	3.2
Retailing	309,014	8.3	218,902	8.0	29,078	9.4	19,445	6.9
Diversified Financials	231,820	6.2	139,597	5.1	—	—	—	—
Automobiles & Components	178,077	4.8	118,322	4.3	—	—	—	—
Health Care Equipment & Services	178,069	4.8	187,834	6.9	36,248	11.8	31,296	11.1
Technology Hardware & Equipment	176,343	4.7	181,005	6.7	8,216	2.7	3,303	1.2
Transportation	174,014	4.7	63,510	2.3	11,459	3.7	—	—
Energy	164,056	4.4	226,564	8.3	—	—	—	—
Commercial & Professional Services	155,039	4.2	58,540	2.2	16,043	5.2	2,009	0.7
Materials	146,239	3.9	96,320	3.5	12,183	4.0	3,669	1.3
Food & Staples Retailing	101,854	2.7	74,289	2.7	12,078	3.9	7,697	2.7
Consumer Services	89,389	2.4	48,047	1.8	3,897	1.3	8,363	2.9
Media	85,122	2.3	43,915	1.6	24,699	8.0	27,251	9.7
Real Estate	82,720	2.2	28,213	1.0	12,366	4.0	—	—
Telecommunications Services	80,681	2.2	80,584	3.0	8,280	2.7	18,033	6.4
Food, Beverage & Tobacco	62,134	1.7	39,108	1.4	8,522	2.8	8,758	3.1
Pharmaceuticals, Biotechnology & Life Science	53,634	1.4	5,264	0.2	—	—	12,639	4.5
Remaining Industries	57,587	1.6	31,712	1.4	12,398	4.0	23,445	8.5

Total	$3,722,261	100.0%	$2,720,571	100.0%	$308,213	100.0%	$281,290	100.0%

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) cash flows from operations, including investment sales and repayments, (ii) our distribution reinvestment plan, (iii) borrowings, and (iv) equity capital proceed from our Follow-On Offering through the registered investment advisor channel. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest expense and other financing fees, (v) periodic reductions in the outstanding principal amounts on our borrowings, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, equity capital proceeds from our Offerings, and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Liquidity

As of December 31, 2015, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$69,204
Short Term Investments	7,071
Credit Facilities-Effective Borrowing Capacity(1)	149,503

Total	$225,778

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of December 31, 2015.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. On February 12, 2016, our Follow-On Offering closed to investors who purchase shares of our common stock through the independent broker-dealer channel. However, our Follow-On Offering remains open to investors who purchase shares of our common stock through the registered investment advisor channel. As of December 31, 2015, the cumulative capital raised through the independent broker-dealer channel accounted for 98.7% of the total capital raised across our Follow-On Offerings, excluding reinvestment of distributions. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional information. As of December 31, 2015, we had approximately 54 million additional shares of common stock available for sale through the Follow-On Offering. In addition, our Shelf Registration Statement provides us the ability to offer, from time to time, up to $750 million of our debt equity and/or securities.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015					As of December 31, 2014
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility (1) (2)	$700,000	$632,980	(4)	$632,980		$655,000	$230,000	$230,000
Deutsche Bank Credit Facility (1) (3)	250,000	210,000		210,000		340,000	47,000	47,000
BNP Credit Facility (1)	200,000	188,000		188,000		200,000	100,450	100,450
SMBC Credit Facility (1)(6)	200,000	—		—		—	—	—

Total credit facilities	1,350,000	1,030,980		1,030,980		1,195,000	377,450	377,450
2014 Senior Secured Term Loan	393,000	393,000		391,612	(5)	397,000	397,000	395,228	(5)

Total	$1,743,000	$1,423,980		$1,422,592		$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	During the year ended December 31, 2015, CCT Funding LLC (“CCT Funding”) entered into two separate amendments to the Deutsche Bank Credit Facility whereby the aggregate amount of commitments were decreased by $90 million, net of an increase of $100 million, for a total facility size of $250 million as of December 31, 2015.
(4)	Includes $49.70 million denominated in Euros and $58.28 million denominated in British Pound Sterling.
(5)	Comprised of outstanding principal less unaccreted original issue discount.
(6)	On December 2, 2015, CCT Tokyo Funding LLC (“CCT Tokyo Funding”) entered into a revolving credit facility with Sumitomo Mitsui Banking Corporation, under which CCT Tokyo Funding may borrow up to $200 million. See Note 10. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding this borrowing. As of December 31, 2015, CCT Tokyo Funding has not drawn on the credit facility.

For the years ended December 31, 2015 and 2014, our total all-in cost of financing, including fees and expenses, was 3.59% and 4.45%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We are currently exploring alternatives to modify, extend, or refinance our Senior Secured Revolving Credit Facility, which matures in September 2017. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.74 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements or other forms of financing arrangements including joint ventures.

During the period from January 1, 2016 through March 16, 2016, we made repayments on two of our credit facilities in the aggregate amount of $166.40 million.

See Note 10. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”). Our TRS arrangement with BNS consists of a set of agreements between Halifax Funding, BNS and State Street Bank and Trust Company (the “Custodian”) that are collectively referred to herein as the “TRS Agreements.” Under the terms of the TRS Agreements, each asset in the TRS Portfolio constitutes a separate TRS transaction, although all calculations, payments and transfers required to be made under the TRS Agreements are calculated and treated on an aggregate basis, based upon all such transactions. On October 27, 2015, Halifax Funding amended the TRS agreement.

Pursuant to the terms of the amended TRS Agreements, Halifax Funding may select single-name corporate loans and bonds and create a TRS Portfolio with a maximum aggregate total notional amount of $500 million. Halifax Funding receives quarterly from BNS all collected interest and fees from the TRS Portfolio. Halifax Funding pays BNS interest at a rate equal to the three-month LIBOR plus 1.40% per annum. In addition, upon the sale or repayment of any TRS asset, Halifax Funding will either receive from BNS the realized gain in the value of such asset relative to its notional amount, or pay to BNS any realized loss in the value of the asset relative to its notional amount.

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of December 31, 2015, the posted collateral of $142.64 million equaled 43.9% of the total notional amount, as compared to $115.70 million, or 40.2% of the total notional amount as of December 31, 2014. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $108.75 million as of December 31, 2015.

See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for information on our commitments and contingencies as of December 31, 2015.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2015, 2014 and 2013:

(in thousands, except per share amounts)	Per Share	Amount
December 31, 2015	$0.80	$205,044
December 31, 2014	$0.80	$142,018
December 31, 2013	$0.83	$87,005

Approximately 51% of the distributions we declared in each of the years ended December 31, 2015, 2014 and 2013 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on distributions.

For the years ended December 31, 2015, 2014 and 2013, 100% of our declared distributions were covered by taxable income available for distributions. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for a discussion of the sources of funds used to pay distributions on a GAAP and tax basis for the periods presented.

Results of Operations

As of December 31, 2015, the fair value of our investments totaled $3.72 billion for our Investment Portfolio and $308.21 million for our TRS Portfolio. The majority of our investments at December 31, 2015 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the years ended December 31, 2015, 2014 and 2013. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Total investment income	$311,097	$230,712	$119,573
Net operating expenses	(131,443)	(99,194)	(69,638)
Income tax expense, including excise tax	(2,966)	(1,392)	—

Net investment income	176,688	130,126	49,935
Net realized gains	50,657	18,997	28,047
Net change in unrealized appreciation (depreciation)	(265,552)	(64,806)	26,975

Net increase (decrease) in net assets resulting from operations	$(38,207)	$84,317	$104,957

Investment income

Investment income consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Interest income	$250,599	$179,972	$96,253
Payment-in-kind interest income	30,402	35,041	9,318

Subtotal	281,001	215,013	105,571
Fee income	18,305	7,030	13,803
Dividend and other income	11,791	8,669	199

Total investment income	$311,097	$230,712	$119,573

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.20 billion, $2.29 billion and $1.29 billion for the years ended December 31, 2015, 2014 and 2013, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $6.37 million, $12.37 million and $0.87 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, 10.8% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 16.3% for the same period in 2014 and 8.8% for the same period in 2013. As of December 31, 2015, our weighted average annual yield on our accruing debt investments was 9.5% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of December 31, 2015, approximately 71.4% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Interest income earned on TRS assets is not included in investment income in the consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.

Our fee income is transaction-based fees and is nonrecurring. The increase in fee income for the year ended December 31, 2015 was primarily due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and an increase in capital restructuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income year over year was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013. The largest sources of dividend income earned during the years ended December 31, 2015 and 2014 were non-recurring dividends totaling $5.28 million and $7.93 million received from our equity investments in seven and four portfolio companies, respectively. We did not have any non-recurring dividends during the year ended December 31, 2013.

Operating expenses

Our operating expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Investment advisory fees	$70,298	$48,903	$30,089
Interest expense	36,311	25,518	9,285
Performance-based incentive fees	8,733	8,229	16,033
Offering expense	4,481	6,833	6,502
Administrative services	2,728	2,997	2,049
Professional services	2,913	2,016	1,432
Custodian and accounting fees	1,309	883	561
Director fees and expenses	569	560	374
Other	4,101	3,255	2,177

Total operating expenses	131,443	99,194	68,502
Reimbursement of expense support	—	—	1,136

Net operating expenses	$131,443	$99,194	$69,638

Investment advisory fees and performance-based incentive fees – Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees year over year was directly attributable to the increase in our gross assets each year.

Our Advisors are also eligible to receive incentive fees based on performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Subordinated incentive fee on income	$8,733	$17,034	$6,992
Incentive fee on capital gains	—	(8,805)	9,041

Total performance-based incentive fees	$8,733	$8,229	$16,033

Subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). During 2015, our pre-incentive fee net investment income exceeded the preference return to shareholders for two quarters, as compared to three quarters during 2014 and two quarters during 2013.

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

The Advisors did not earn any incentive fees on capital gains for the years ended December 31, 2015 and 2014, and earned $2.32 million of incentive fees on capital gains for the year ended December 31, 2013. The Advisors were paid this earned portion in the first quarter of 2014.

The components of incentive fees on capital gains consisted of the following for the years ended December 31:

(in thousands)	2015	2014	2013
Incentive fees payable on net realized gains (1)	$—	$—	$2,323
Incentive fees accrued for GAAP purposes on unrealized gains (2)(3)	—	(8,805)	6,718

	$—	$(8,805)	$9,041

(1)	Amount is based on cumulative realized gains, net of cumulative realized losses since inception and unrealized losses as of the end of the applicable period, less prior incentive fees paid. The incentive fee earned and payable to the Advisors is determined at the end of each calendar year.
(2)	This amount is not payable to the Advisors. Represents accrual for GAAP reporting purposes only for incentive fee on unrealized gains as of the end of the applicable period.
(3)	During 2014, we reversed accrued incentive fees as of December 31, 2013 relating to unrealized gains for GAAP reporting purposes due to the cumulative nature of this fee as the result of unrealized losses during 2014.

As of December 31, 2015, we had unrealized losses of $280.40 million in excess of our cumulative realized net capital gains since inception. The Advisors were previously paid incentive fees on capital gains for the year ended December 31, 2013, at which time we had cumulative realized net capital gains since inception of $11.61 million in excess of our realized losses as of that date. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “— Contractual Obligations — Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Stated interest expense	$30,522	$17,270	$7,371
Unused commitment fees	2,172	5,086	736
Amortization of deferred financing costs	3,233	2,934	1,178
Accretion of discount on term loan	384	228	—

Total interest expense	$36,311	$25,518	$9,285

The increase in interest expense during the year ended December 31, 2015 was primarily attributable to the increase in our weighted average debt outstanding to $1.01 billion, as compared to $572.48 million for the same period in 2014. This increase is partially offset by a decrease in our all-in cost of financing, including fees and expenses, to 3.59%, as compared to 4.45% for the same period in 2014. Our all-in cost of financing was higher during the year ended December 31, 2014 because our 2014 Senior Secured Term Loan comprised a higher proportion of our total borrowings during the period, as compared to other periods. Our all-in cost of financing will fluctuate between periods depending on the relative use of the 2014 Senior Secured Term Loan as compared to our other credit facilities, which bear lower stated interest rates.

The increase in interest expense during the year ended December 31, 2014 was primarily attributable to (i) the increase in our weighted average debt outstanding to $572.48 million, as compared to $339.27 million for the same period in 2013, and (ii) an increase in our all-in cost of financing, including fees and expenses, to 4.45%, as compared to 2.73% for the same period in 2013. The increase in our all-in cost of financing was due primarily to a higher stated interest rate on our 2014 Senior Secured Term Loan (initially five-year term) as compared to our other credit facilities and the amortization of upfront fees incurred on both our Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan. Additionally, as our borrowing capacity increased, we incurred incremental unused commitment fees to the extent we did not borrow all available amounts.

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

Our offering expenses have decreased during the year ended December 31, 2015 as a result of a decrease in the amount of reimbursement payments to our Advisors. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the year ended December 31, 2015, we recorded deferred offering expenses of $3.48 million, as compared to $6.05 million for the year ended December 31, 2014. The $1.61 million of deferred offering expenses recorded in the consolidated statements of assets and liabilities as of December 31, 2015 represents the amount that will be recorded as offering expenses in the consolidated statements of operations over the next 12 months. Going forward, we expect a reduction in offering expenses due to the February 2016 closing of our Follow-On Offering to investors who purchase share through the independent broker-dealer channel. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases Equity Securities” for additional information.

During the years ended December 31, 2015, 2014 and 2013, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.48%, 0.54% and 0.75%, respectively. Effective on January 1, 2015, we no longer reimburse CNL for certain personnel expenses as described in the Administrative Services Agreement. These personnel expenses were approximately $0.90 million and $0.63 million for the years ended December 31, 2014 and 2013, respectively.

Income tax expense, including excise tax

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current calendar year dividend distributions into the next tax year and pay a 4% excise tax on the amount of current year taxable income in excess of distributions, as required. As a result of our estimated taxable income exceeding distributions paid to our shareholders, we recorded net excise tax expense of $2.89 million and $1.39 million for the years ended December 31, 2015 and 2014, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the year ended December 31, 2015, we recorded a net tax expense of approximately $0.56 million for these subsidiaries, of which $0.48 million represents foreign income tax withholding and is recorded net against the related interest income in the consolidated statements of operations. We did not record any net U.S. federal and state income tax expense or foreign income tax expense during the years ended December 31, 2014 and 2013.

Net realized gain and losses

Net realized gains and losses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net realized (losses) gains on investments	$(29,310)	$17,594	$20,042
Net realized gains on derivative instruments	83,550	7,354	9,135
Net realized losses on foreign currency transactions	(3,583)	(5,951)	(1,130)

Net realized gains	$50,657	$18,997	$28,047

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net gains (losses) on investments for each of the periods presented. The change in the amount of net realized gains (losses) on investments for the year ended December 31, 2015 as compared to the same periods in 2014 and 2013 was partially due to a restructure of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million. The amount of gains or losses realized upon investment sales will not bear a direct relationship to the volume of investment sales because such sales are driven largely by portfolio management and liquidity decisions, rather than by the gains to be realized upon the sale.

Our net realized gains (losses) on derivative instruments for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net realized gains (losses) on:
Foreign currency forward contracts	$70,096	$2,867	$(1,174)
Cross currency swaps	541	—	—
TRS	12,913	4,487	10,309

	$83,550	$7,354	$9,135

See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data”, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. During the year ended December 31, 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The terminated foreign currency forward contracts resulted in a realized gain of $43.54 million. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2015, 2014 and 2013, net unrealized appreciation and depreciation consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net change in unrealized appreciation (depreciation) on:
Investments	$(232,449)	$(104,589)	$31,027
Derivative instruments	(34,881)	38,320	(2,522)
Foreign currency translation	1,778	1,463	(1,530)

Net change in unrealized appreciation (depreciation)	$(265,552)	$(64,806)	$26,975

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$29,519	$33,991	$41,536
Unrealized depreciation	(281,185)	(123,771)	(3,387)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	19,217	(14,809)	(7,122)

Total net change in unrealized appreciation (depreciation)	$(232,449)	$(104,589)	$31,027

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 15.9% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

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

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net realized and unrealized gains (losses) on investments	$(261,759)	$(86,995)	$51,069
Net realized and unrealized gains (losses) on foreign currency forward contracts	31,368	46,493	(4,208)
Net realized and unrealized gains on cross currency swaps	8,484	—	—

	$(221,907)	$(40,502)	$46,861

The net realized and unrealized losses on investments during the year ended December 31, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the year ended December 31, 2015, volatility in commodities, energy and equities impacted various credits contributing to increasing unrealized depreciation in the portfolio. The net realized and unrealized losses on investments during the year ended December 31, 2014, were partly due to a $17.41 million unrealized decline in the fair value of our investment in our portfolio company Towergate Finance PLC. The net realized and unrealized gains and losses on the foreign currency forward contracts largely offset the valuation movements in investments denominated in foreign currencies causes by foreign exchange rate fluctuations.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$3,762	$3,032	$1,703
Realized losses on TRS assets	(571)	(26)	(27)
Receipt of prior period unsettled amounts	(3,006)	(1,676)	(593)
Unrealized appreciation (depreciation) on TRS assets	(10,302)	(6,636)	(571)

	(10,117)	(5,306)	512

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts
Unrealized appreciation	2,258	41,659	8
Unrealized depreciation	(541)	(458)	(3,189)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(40,445)	2,425	147

	(38,728)	43,626	(3,034)

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	8,247	—	—
Unrealized depreciation	(304)	—	—

	7,943	—	—

Net change in unrealized appreciation (depreciation) on interest rate swaps
Unrealized appreciation	6,021	—	—

	6,021	—	—

Total net change in unrealized appreciation (depreciation) on derivative instruments	$(34,881)	$38,320	$(2,522)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, and the risk factors described in this report, see Item 1A. “Risk Factors.”

Adjusted net investment income

Our net investment income totaled $176.69 million ($0.69 per share), $130.13 million ($0.73 per share) and $49.94 million ($0.48 per share) for the years ended December 31, 2015, 2014 and 2013, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated incentive fees on capital gains with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The capital gains incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, the incentive fees on capital gains related to net unrealized appreciation on our Investment Portfolio and derivative instruments are not payable by us unless and until the net unrealized appreciation is actually realized. Therefore, in order to evaluate our net investment income without regard to unrealized appreciation in our Investment Portfolio, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance- based incentive fees.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2015, 2014 and 2013; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Net investment income (GAAP)	$176,688	$130,126	$49,935
Add: Estimated unearned performance-based incentive fees	—	(8,805)	6,718
Net reimbursement of expense support	—	—	1,136

Adjusted net investment income (non-GAAP)	$176,688	$121,321	$57,789

Net investment income per share (GAAP)	$0.69	$0.73	$0.48

Adjusted net investment income per share (non-GAAP)	$0.69	$0.68	$0.55

In addition, the relative utilization of the TRS can cause variability in net investment income in accordance with GAAP, earnings on assets within the TRS Portfolio are not included in the calculation of net investment income. The TRS Portfolio accrued interest income and financing charges are included in the fair value of the TRS and are not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments are finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges would have been included in net investment income.

The following table presents the TRS interest income and financing charges for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Interest and fee income included in TRS fair value	$4,658	$3,545	$1,806
Financing charges included in TRS fair value	(896)	(513)	(103)

Subtotal	3,762	3,032	1,703
Interest and fee income included in TRS net realized gains	17,242	4,928	10,017
Financing charges included in TRS net realized gains	(4,028)	(696)	(1,848)
Amounts included in prior period fair value	(3,032)	(1,703)	(938)

TRS net interest spread	$13,944	$5,561	$8,934

TRS Net interest spread per share	$0.05	$0.03	$0.09

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $448.20 million, $715.39 million and $818.95 million during the years ended December 31, 2015, 2014 and 2013, respectively. The most significant increase in net assets year over year was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $723.87 million, $789.72 million and $807.20 million, respectively. Our operations resulted in net assets (decreasing) increasing ($38.21) million, $84.32 million and $104.96 million during the years ended December 31, 2015, 2014 and 2013, respectively. Distributions to shareholders in the amount of $205.04 million, $142.02 million and $87.00 million for the years ended December 31, 2015, 2014 and 2013, respectively, as well as the repurchase of shares of common stock in the amount of $32.42 million, $16.63 million and $6.20 million for the years ended December 31, 2015, 2014 and 2013, respectively, contributed to reductions in our net assets.

Our net asset value per share was $8.93, $9.79 and $10.00 on December 31, 2015, 2014 and 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.80, $0.80 and $0.83 per share during the years ended December 31, 2015, 2014 and 2013, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was (0.9)%, 5.9% and 11.4% for shareholders who held our shares over the entire 12-month period ended December 31, 2015, 2014 and 2013, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 42.4% (see first chart below), or an annualized return of 8.1% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 28.1% (see first chart below), or an annualized return of 5.6% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 15.4% and 21.2%, respectively, in the period from June 17, 2011 to December 31, 2015.

Growth of $10,000 Initial Investment(1)

$15,500
$14,500
$13,500
$12,500
$11,500
$10,500
$9,500
$8,500
$14,236
$12,812
$12,124
$11,538
Jun-2011
Sep-2011
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
Mar-2014
Jun-2014
Sep-2014
Dec-2014
Mar-2015
Jun-2015
Sep-2015
Dec-2015
CCT(excluding sales load)
CCT (including sales load)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: June 17, 2011 to December 31, 2015

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

Public Offering Price/Share	$10.00	$11.30	$11.00
Net Offering Price/Share	$ 9.00	$10.17	$ 9.90
Distributions/Share	$ 3.55	$ 1.60	$ 0.80
Terminal Value/Share (NAV)	$ 8.93	$ 8.93	$ 8.93

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at December 31, 2015 equal to net asset value of $8.93 per share and (iv) distributions payable to shareholders as of December 31, 2015.

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

The table below presents information on the significant presence of investments classified as Level 3 as of December 31, 2015 and 2014:

As of December 31, ($ in thousands)	2015	2014
Fair value of investments classified as Level 3	$2,416,535	$1,502,332
Total fair value of investments	$3,729,332	$2,721,200
% of fair value classified as Level 3	64.8%	55.2%
Number of positions classified as Level 3	93	63
Total number of positions	180	154
% of positions classified as Level 3	51.7%	40.9%
Fair value of individual positions classified as Level 3:
Largest Level 3 position	$102,760	$109,556
Smallest Level 3 position	$0	$32
Average fair value	$25,984	$23,847

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2015 and 2014 are described in Note 5. “Fair Value of Financial Instruments” in Item 8. “Financial Statements and Supplementary Data”, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of December 31, 2015, assuming all other estimates remain unchanged, would otherwise result in a $115.07 million overstatement of net change in unrealized appreciation on investments, a $0.20 million overstatement of our investment advisory fees payable to our Advisors, a $114.88 million overstatement of our net increase in net assets resulting from operations, a $0.45 overstatement in our earnings per share and a $0.40 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015.

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

As of December 31, 2015, we had accrued a subordinated incentive fee on income of $0.75 million. See Note 6. “Related Party Transactions” in our consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The final reimbursement rate was 0.8% of gross offering proceeds from the Initial Offering.

The reimbursement rate was 0.5% of gross offering proceeds during the year ended December 31, 2015. As of December 31, 2015, the Advisors had incurred $9.79 million for offering expenses from the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of December 31, 2015. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of gross offering proceeds for the remainder of the Follow-On Offering.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of December 31, 2015, our unfunded investment commitments totaled $186.85 million, representing 82.8% of our immediate liquidity available to us as of December 31, 2015. We believe we maintain sufficient liquidity in the form of cash on hand and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of December 31, 2015, the credit facilities provided for $149.50 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facilities and the 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at December 31, 2015 was as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$632,980	$—	$632,980	$—	$—
Deutsche Bank Credit Facility	210,000	—	210,000	—	—
BNP Credit Facility	188,000	188,000	—	—	—
2014 Senior Secured Term Loan	393,000	4,000	8,000	381,000	—
Interest and Credit Facilities Fees Payable(1)	95,023	43,322	45,780	5,921	—

Total	$1,519,003	$235,322	$896,760	$386,921	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of December 31, 2015.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating costs. In addition, we have reimbursed CNL for personnel expenses associated with our Chief Financial Officer and Chief Compliance Officer. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. In October 2015, we entered into a series of pay-fixed, receive-floating interest rate swaps which were effective on December 31, 2015. We will pay an annual fixed rate of 1.363% to 1.428% and receive three-month LIBOR on an aggregate notional amount of $500 million. The interest rate swaps will have quarterly settlement payments beginning in March 2016.

As of December 31, 2015, approximately 71.4% of our portfolio of debt investments (excluding TRS assets), or approximately $2.64 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of December 31, 2015, approximately 93.6% of our portfolio of variable interest rate debt investments, or approximately $2.47 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2015, we held an aggregate investment position of $167.83 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 6.4% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan”), all of our borrowing as of December 31, 2015 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility (as amended), (ii) the maximum commitment amount in our BNP Credit Facility, (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, and (iv) the maximum commitment in our SMBC Credit Facility, we expect that our weighted average direct interest rate would decrease by approximately 3 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our December 31, 2015 balance sheet, the following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of December 31, 2015 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(0.713)	$(4.906)	$4.193	$1.608	$(2.500)
Up 50 basis points	$2.806	$6.478	$(3.672)	$(1.340)	$2.500
Up 100 basis points	$13.768	$13.598	$0.170	$(1.642)	$5.000
Up 150 basis points	$25.219	$20.718	$4.501	$(1.845)	$7.500
Up 200 basis points	$36.670	$27.838	$8.832	$(2.047)	$10.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of December 31, 2015, 96.7% of the TRS assets, or approximately $320.07 million measured at par value, featured floating or variable interest rates. At December 31, 2015, 98.8% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $316.07 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of December 31, 2015, the total notional amount of the portfolio of TRS assets was $324.97 million, and the settled notional amount was $310.37 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of December 31, 2015 and that the TRS notional amount would equal $324.97 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 28.6% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2015. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2015, approximately 37.8% of our fixed interest rate debt investments, or approximately $342.79 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.8 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.8%, all other financial and market factors assuming to remain unchanged. A 4.8% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $16.37 million, or a 0.6% decline in net assets relative to $8.93 net asset value per share as of December 31, 2015.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of December 31, 2015, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of December 31, 2015. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2015, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of December 31, 2015			Reduction in Fair Value as of December 31, 2015 if 10% Adverse Change in Exchange Rate(2)	As of December 31, 2015
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€417,365	$455,024	$382,294	$38,229		€333,447	$372,935
British Pound Sterling		£127,657	188,244	187,447	18,745		£89,890	138,232
Australian Dollars	A$	32,119	24,968	21,471	2,147	A$	30,887	21,781
Swedish Kronor	SEK	97,249	15,145	213	21	SEK	—	—

Total			$683,381	$591,425	$59,142			$532,948

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2015, the net contractual notional balance of our foreign currency forward contracts and cross currency swaps totaled $532.95 million, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2015, we had $107.98 million outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the year ended December 31, 2015, our foreign currency transactions and foreign currency translation adjustment recorded in our consolidated statements of operations resulted in net realized and unrealized losses of ($1.81) million. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $39.85 million during the year ended December 31, 2015. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 8, 2014.)

4.1	Form of Indenture. (Incorporated by reference to Exhibit 2(d)(2) of the Company’s registration statement on Form N-2 (File No. 333-201499) filed on January 14, 2015.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Form of Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 2(e) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Senior Secured Revolving Credit Agreement, dated as of September 4, 2013, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Commitment Increase Agreement, dated as of March 31, 2014, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

10.35	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.36	Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.37	Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.38	First Amendment Agreement, dated as of November 6, 2014, to the Amended and Restated Committed Facility Agreement dated August 29, 2013, between BNP Paribas Prime Brokerage, Inc. and Paris Funding LLC. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014.)

10.39	Commitment Increase Agreement, dated as of November 24, 2014, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014.)

10.40	Fifth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 9, 2015.)

10.41	Sixth Amendment to Credit Agreement, dated September 11, 2015, by and among CCT Funding LLC, Deutsche Bank AG, New York Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.42	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Filed herewith.)

10.43	Custody Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association. (Filed herewith.)

10.44	Securities Account Control Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association. (Filed herewith.)

14.1	Amended and Restated Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2016.

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

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2016

/s/ Erik A. Falk Erik A. Falk	Director	March 21, 2016

/s/ Frederick Arnold Frederick Arnold	Independent Director	March 21, 2016

/s/ James H. Kropp James H. Kropp	Independent Director	March 21, 2016

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Director	March 21, 2016

/s/ Steven D. Shackelford Steven D. Shackelford	Chief Financial Officer, President and Treasurer (Principal Financial and Accounting Officer)	March 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Corporate Capital Trust, Inc.:

Orlando, Florida

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015 and the consolidated financial highlights for each of the four years in the period ended December 31, 2015 and the period from June 17, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for each of the four years in the period ended December 31, 2015 and the period from June 17, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 21, 2016

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,643,035 and $2,569,096, respectively) - including $315,881 and $258,344, respectively, of investments pledged to creditors (Note 10)	$3,422,335	$2,512,428
Non-controlled, affiliated investments (amortized cost of $302,648 and $213,925, respectively)	219,099	203,272
Controlled, affiliated investments (amortized cost of $83,419 and $5,500, respectively)	87,898	5,500

Total investments, at fair value (amortized cost of $4,029,102 and $2,788,521, respectively)	3,729,332	2,721,200
Cash	54,016	46,388
Cash denominated in foreign currency (cost of $15,171 and $618, respectively)	15,188	589
Collateral on deposit with custodian	142,640	115,700
Dividends and interest receivable	46,533	32,523
Receivable for investments sold	25,587	—
Principal receivable	2,234	1,420
Unrealized appreciation on derivative instruments	16,526	40,903
Receivable from advisors	181	—
Deferred offering expense	1,608	2,612
Prepaid and other deferred expenses	11,280	10,385

Total assets	4,045,125	2,971,720

Liabilities
Revolving credit facilities	1,030,980	377,450
Term loan payable, net of discount	391,612	395,228
Unrealized depreciation on derivative instruments	14,407	3,903
Accrued investment advisory fees	6,748	4,964
Accrued performance-based incentive fees	749	5,108
Accrued directors’ fees	12	57
Payable for investments purchased	—	34,888
Other accrued expenses and liabilities	6,595	4,301

Total liabilities	1,451,103	825,899
Commitments and contingencies ($186,848 as of December 31, 2015, Note 11)

Net Assets	$2,594,022	$2,145,821

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 290,430,338 and 219,131,729 shares issued and outstanding at December 31, 2015 and 2014, respectively	$290	$219
Paid-in capital in excess of par value	2,850,563	2,166,554
Undistributed net investment income	67,248	9,099
Accumulated net realized gains (losses)	(28,141)	335
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(295,938)	(30,386)

Net assets	$2,594,022	$2,145,821

Net asset value per share	$8.93	$9.79

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $479, $- , and $-, respectively)	$248,362	$179,059	$96,253
Non-controlled, affiliated investments	2,237	913	—

Total interest income	250,599	179,972	96,253

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	16,853	22,743	9,318
Non-controlled, affiliated investments	13,549	12,298	—

Total payment-in-kind interest income	30,402	35,041	9,318

Fee income:
Non-controlled, non-affiliated investments	18,305	6,438	13,803
Non-controlled, affiliated investments	—	592	—

Total fee income	18,305	7,030	13,803

Dividend and other income:
Non-controlled, non-affiliated investments	340	5,515	199
Non-controlled, affiliated investments	1,505	3,154	—
Controlled, affiliated investments	9,946	—	—

Total dividend and other income	11,791	8,669	199

Total investment income	311,097	230,712	119,573

Operating expenses
Investment advisory fees	70,298	48,903	30,089
Interest expense	36,311	25,518	9,285
Performance-based incentive fees	8,733	8,229	16,033
Offering expenses	4,481	6,833	6,502
Administrative services	2,728	2,997	2,049
Professional services	2,913	2,016	1,432
Custodian and accounting fees	1,309	883	561
Director fees and expenses	569	560	374
Other	4,101	3,255	2,177

Total operating expenses	131,443	99,194	68,502
Reimbursement of expense support	—	—	1,136

Net operating expenses	131,443	99,194	69,638

Net investment income before taxes	179,654	131,518	49,935
Income tax expense, including excise tax	2,966	1,392	—

Net investment income	176,688	130,126	49,935

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(29,310)	17,594	20,042
Derivative instruments	83,550	7,354	9,135
Foreign currency transactions	(3,583)	(5,951)	(1,130)

Net realized gains	50,657	18,997	28,047

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(164,032)	(93,929)	31,020
Non-controlled, affiliated investments	(72,896)	(10,660)	7
Controlled, affiliated investments	4,479	—	—
Derivative instruments	(34,881)	38,320	(2,522)
Foreign currency translation	1,778	1,463	(1,530)

Net change in unrealized appreciation (depreciation)	(265,552)	(64,806)	26,975

Net realized and unrealized gains (losses)	(214,895)	(45,809)	55,022

Net (decrease) increase in net assets resulting from operations	$(38,207)	$84,317	$104,957

Net investment income per share	$0.69	$0.73	$0.48

Diluted and basic (losses) earnings per share	$(0.15)	$0.48	$1.00

Weighted average number of shares of common stock outstanding (basic and diluted)	254,845,972	177,394,267	104,505,667

Distributions declared per share	$0.80	$0.80	$0.83

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share amounts)

	Year Ended December 31,
	2015	2014	2013
Operations
Net investment income	$176,688	$130,126	$49,935
Net realized gains on investments, derivative instruments and foreign currency transactions	50,657	18,997	28,047
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	(265,552)	(64,806)	26,975

Net increase (decrease) in net assets resulting from operations	(38,207)	84,317	104,957

Distributions to shareholders from
Net investment income	(176,688)	(130,126)	(49,935)
Net realized gains	(28,356)	(11,892)	(28,047)
Distributions in excess of net investment income (Note 8)	—	—	(9,023)

Net decrease in net assets resulting from shareholders’ distributions	(205,044)	(142,018)	(87,005)

Capital share transactions
Issuance of shares of common stock	618,505	709,070	770,595
Reinvestment of shareholders’ distributions	105,363	80,646	36,605
Repurchase of shares of common stock	(32,416)	(16,628)	(6,202)

Net increase in net assets resulting from capital share transactions	691,452	773,088	800,998

Total increase in net assets	448,201	715,387	818,950
Net assets at beginning of year	2,145,821	1,430,434	611,484

Net assets at end of year	$2,594,022	$2,145,821	$1,430,434

Capital share activity
Shares issued from subscriptions	63,742,355	69,802,396	77,259,720
Shares issued from reinvestment of distributions	10,950,275	7,952,695	3,664,801
Shares repurchased	(3,394,021)	(1,647,464)	(628,858)

Net increase in shares outstanding	71,298,609	76,107,627	80,295,663

Undistributed (distributions in excess of) net investment income at end of year	$67,248	$9,099	$(5,896)

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(38,207)	$84,317	$104,957
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,068,738)	(1,899,447)	(2,090,370)
Increase (decrease) in payable for investments purchased	(34,888)	(66,149)	28,618
Payment-in-kind interest capitalized	(29,730)	(35,041)	(9,318)
Proceeds from sales of investments	303,077	500,294	807,216
Proceeds from principal payments	539,295	557,927	117,879
Net realized (gains) losses on investments	29,310	(17,594)	(20,042)
Net change in unrealized (appreciation) depreciation on investments	232,449	104,589	(31,027)
Net change in unrealized (appreciation) depreciation on derivative instruments	34,881	(38,320)	2,522
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,778)	(1,463)	1,530
Amortization of premium/discount, net	(7,353)	(6,430)	(1,539)
Amortization of deferred financing costs	3,233	2,934	1,178
Accretion of discount on term loan payable	384	228	—
Decrease (increase) in short-term investments, net	(6,442)	149,274	(136,700)
Decrease (increase) in collateral on deposit with custodian	(26,940)	(78,199)	50,473
Increase in dividends and interest receivable	(13,973)	(6,987)	(16,331)
Decrease (increase) in receivable for investments sold	(25,693)	46,453	(8,749)
Increase in principal receivable	(814)	(625)	(332)
Increase in receivable from advisors	(181)	—	—
Decrease (increase) in other assets	421	283	(1,307)
Increase in accrued investment advisory fees	1,784	1,139	2,391
Increase (decrease) in accrued performance-based incentive fees	(4,359)	(11,305)	14,325
Increase in other accrued expenses and liabilities	2,249	96	835

Net cash used in operating activities	(1,112,013)	(714,026)	(1,183,791)

Financing Activities:
Proceeds from issuance of shares of common stock	618,505	709,070	770,595
Payments on repurchases of shares of common stock	(32,416)	(16,628)	(6,202)
Distributions paid	(99,681)	(76,295)	(35,477)
Borrowings under term loan payable	—	398,000	—
Repayments under term loan payable	(4,000)	(3,000)	—
Borrowings under revolving credit facilities	1,114,792	692,000	710,560
Repayments of revolving credit facilities	(459,450)	(1,020,331)	(164,400)
Deferred financing costs paid	(3,556)	(7,989)	(5,386)

Net cash provided by financing activities	1,134,194	674,827	1,269,690

Effect of exchange rate changes on cash	46	(29)	—

Net increase (decrease) in cash	22,227	(39,228)	85,899
Cash and cash denominated in foreign currency, beginning of year	46,977	86,205	306

Cash and cash denominated in foreign currency, end of year	$69,204	$46,977	$86,205

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$32,041	$22,839	$7,450

Distributions reinvested	$105,363	$80,646	$36,605

Deferred financing costs accrued in other expenses and liabilities	$—	$255	$65

Distributions payable	$—	$—	$14,923

Taxes paid, including excise tax	$2,047	—	—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—61.5%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 600	1.00%	12/7/2021	$106,016	$101,282	$101,245
ABILITY Network, Inc.	(e)(g)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	19,962	19,785	19,762
Agro Merchants NAI Holdings, LLC	(e)(f)	Transportation	L + 700	1.00%	10/1/2020	71,696	70,998	70,132
Algeco/Scotsman (LUX)	(h)(i)(j)(f)(k)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	35,983	32,642	6,273
AltEn, LLC	(f)(j)(k)(l)(m)	Energy	L + 900 PIK	1.00%	9/12/2018	33,055	29,834	9,353
American Freight, Inc.	(e)(f)	Retailing	L + 625	1.00%	10/31/2020	32,363	32,227	31,978
Amtek Global Technology Pte. Ltd. (SGP)	(f)(h)(i)(n)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€59,707	60,594	58,235
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	61,150	62,059	59,642
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	8,515	8,641	8,305
Applied Systems, Inc.	(e)(g)	Software & Services	L + 325	1.00%	1/25/2021	$648	644	637
Belk, Inc.	(e)	Retailing	L + 475	1.00%	11/18/2022	4,230	4,030	3,744
BeyondTrust Software, Inc.	(e)(f)	Software & Services	L + 700	1.00%	9/25/2019	12,882	12,768	12,477
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	3,869	3,807	3,826
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	L + 725		3/1/2017	10,800	10,164	9,639
California Pizza Kitchen, Inc.	(e)(g)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	17,012	16,471	15,800

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Casual Dining Bidco Limited	(f)(h)(i)(w)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	$60,143	$58,279
Charlotte Russe, Inc.	(e)	Retailing	L + 550	1.25%	5/22/2019	$4,478	4,457	3,119
	(e)		L + 550	1.25%	5/22/2019	18,291	18,155	12,895
CityCenter Holdings, LLC	(g)(l)	Real Estate	L + 325	1.00%	10/16/2020	5,773	5,729	5,742
David’s Bridal, Inc.	(e)(g)	Retailing	L + 400	1.25%	10/11/2019	8,368	8,170	6,971
Distribution International, Inc.	(g)(l)	Retailing	L + 500	1.00%	12/10/2021	6,359	6,303	5,914
EagleView Technology Corp.	(e)	Software & Services	L + 425	1.00%	7/15/2022	6,930	6,864	6,794
Emerald Performance Materials, LLC	(g)(l)	Materials	L + 350	1.00%	7/30/2021	635	632	624
Exemplis Corp.	(e)(f)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777	67,163	67,974
Football Association of Ireland (IRL)	(f)(h)(i)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020	€41,615	55,884	46,258
Greystone & Co., Inc.	(e)(f)	Diversified Financials	L + 800	1.00%	3/26/2021	$33,581	33,107	32,228
Grocery Outlet, Inc.	(e)(g)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	2,953	2,962	2,849
Gymboree Corp.	(e)	Retailing	L + 350	1.50%	2/23/2018	11,892	10,958	6,142
Hanson Building Products North America	(e)(g)(i)	Materials	L + 550	1.00%	3/13/2022	22,995	22,802	22,363
Harbor Freight Tools USA, Inc.	(e)(g)	Capital Goods	L + 375	1.00%	7/26/2019	2,823	2,828	2,824
Hillman Group, Inc.	(e)(g)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	829	831	804

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
iPayment, Inc.	(e)(g)	Software & Services	L + 525	1.50%	5/8/2017		$29,163	$29,016	$28,037
Jacuzzi Brands, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	7/3/2019		18,200	17,960	18,054
Jacuzzi Brands, Inc. (LUX)	(e)(f)(h)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,853	19,956
KeyPoint Government Solutions, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	11/13/2017		32,217	31,949	32,242
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(h)(i)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	29,176	21,471
Koosharem, LLC	(e)(g)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,645	42,283	40,087
Kurt Geiger Ltd. (GBR)	(f)(h)(i)(j)(GBP)	Consumer Durables & Apparel	10.00% 1.00% PIK		4/8/2019		£47,339	78,021	71,880
Marshall Retail Group, LLC	(e)(f)	Retailing	L + 600	1.00%	8/25/2020		$16,636	16,483	15,088
MCS AMS Sub-Holdings, LLC (e)		Commercial & Professional Services	L + 650	1.00%	10/15/2019		26,981	26,353	22,124
MSX International, Inc.	(e)	Software & Services	L + 500	1.00%	8/18/2020		2,368	2,270	2,362
Neiman Marcus Group, LLC	(e)(g)	Retailing	L + 325	1.00%	10/25/2020		4,926	4,863	4,374
New Enterprise Stone & Lime Co., Inc.	(e)(f)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	55,234
Nine West Holdings, Inc.	(e)(g)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,417	13,214	9,486
NMI Holdings, Inc.	(f)(i)(o)	Insurance	L + 750	1.00%	11/15/2018		37,810	37,447	37,610
P & L Development, LLC	(f)(j)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750 1.00% PIK		5/1/2020		56,305	55,805	53,634

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Pacific Union Financial, LLC	(f)(l)	Diversified Financials	L + 800	1.00%	5/31/2019	$60,650	$59,793	$58,703
Paradigm Acquisition Corp.	(e)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	11,036	10,881	10,833
Payless, Inc.	(e)(f)	Retailing	L + 625	1.00%	3/2/2019	12,973	12,771	12,766
Petroplex Acidizing, Inc.	(e)(f)(j)	Energy	L + 625 1.75% PIK	1.00%	12/4/2019	36,623	36,173	28,473
Plaskolite, LLC	(e)(g)	Materials	L + 475	1.00%	11/3/2022	3,250	3,218	3,234
Proserv Acquisition, LLC	(e)(i)	Energy	L + 538	1.00%	12/22/2021	27,309	21,576	19,344
Proserv Acquisition, LLC (GBR)	(e)(h)(i)	Energy	L + 538	1.00%	12/22/2021	16,029	12,663	11,354
Raley’s	(e)	Food & Staples Retailing	L + 625	1.00%	4/10/2022	29,216	28,259	29,070
RedPrairie Corp.	(e)(g)	Software & Services	L + 500	1.00%	12/21/2018	26,276	25,400	23,498
Riverbed Technology, Inc.	(e)(g)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	7,672	7,636	7,652
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(f)(h)(i)(n)(EUR)	Health Care Equipment & Services	E + 800	1.00%	9/30/2022	€3,131	3,226	3,304
	(f)(h)(i)(n)(EUR)		E + 800	1.00%	9/30/2022	14,306	14,741	15,096
	(f)(h)(i)(n)(EUR)		E + 800	1.00%	9/30/2022	28,297	29,158	29,861
TIBCO Software, Inc.	(g)(l)	Software & Services	L + 550	1.00%	12/4/2020	$57,661	56,102	52,543
Traverse Midstream Partners, LLC	(f)(l)	Energy	L + 1000	1.00%	11/10/2020	17,611	17,267	16,301
TTM Technologies, Inc.	(e)(i)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	11,950	11,562	10,845

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Tweddle Group, Inc.	(e)(f)	Automobiles & Components	L + 675	1.00%	4/7/2020	$42,905	$	42,069	$	42,590
Waste Pro USA, Inc.	(e)(f)	Transportation	L + 750	1.00%	10/15/2020	36,314		36,314		35,891
Willbros Group, Inc.	(e)(f)	Energy	L + 975	1.25%	12/15/2019	26,467		26,467		25,686
Z Gallerie, Inc.	(e)(f)	Retailing	L + 650	1.00%	10/8/2020	32,273		31,962		32,157
Total Senior Secured Loans—First Lien							$	1,721,163	$	1,593,668

Senior Secured Loans - Second Lien—42.4%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$	62,107	$	62,104
Angelica Corp.	(e)(f)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869		50,869		44,179
Applied Systems, Inc.	(e)(g)	Software & Services	L + 650	1.00%	1/24/2022	36,703		36,953		34,134
Belk, Inc.	(f)	Retailing	10.50%		6/12/2023	99,615		97,627		95,730
Brake Bros Ltd. (GBR)	(h)(i)(j)(w)(GBP)	Food & Staples Retailing	L + 325 3.00% PIK		3/12/2017	£3,480		5,014		5,130
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,678		21,947
CPI International, Inc.	(e)(f)	Capital Goods	L + 700	1.00%	9/16/2017	28,000		27,504		27,175
CTI Foods Holding Co., LLC	(e)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,954		21,129
Deltek, Inc.	(e)(g)	Software & Services	L + 850	1.00%	6/17/2023	62,369		61,775		61,823
EagleView Technology Corp.	(e)	Software & Services	L + 825	1.00%	7/14/2023	33,000		32,522		31,639

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Emerald Performance Materials, LLC	(g)(l)	Materials	L + 675	1.00%	8/1/2022	$2,041	$	2,032	$	1,939
Excelitas Technologies Corp.	(e)(f)(j)	Technology Hardware & Equipment	L + 975 3.00% PIK	1.00%	4/29/2021	110,862		110,862		102,760
Genoa, a QoL Healthcare Co., LLC	(e)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	6,403		6,342		6,019
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057		22,779		22,135
Grocery Outlet, Inc.	(e)(g)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688		48,285		49,005
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	12.00% PIK		1/31/2019	€25,598		29,189		24,415
	(f)(h)(i)(j)(EUR)		12.00% PIK		1/31/2019	3,485		3,747		3,324
Gypsum Management & Supply, Inc.	(e)(g)	Capital Goods	L + 675	1.00%	4/1/2022	$14,802		14,411		13,886
iParadigms Holdings, LLC	(e)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,205		23,879
Learfield Communications, Inc.	(e)	Media	L + 775	1.00%	10/8/2021	26,434		26,620		26,170
Lightower Fiber, LLC	(e)(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	29,022		28,565		28,097
Maxim Crane, LP	(g)(l)	Capital Goods	L + 925	1.00%	11/26/2018	970		988		960
Misys Ltd. (GBR)	(g)(h)(i)	Software & Services	12.00%		6/12/2019	3,000		3,259		3,215
NEP Group, Inc.	(e)(g)	Media	L + 875	1.25%	7/22/2020	1,150		1,116		1,087
NewWave Communications	(e)	Media	L + 800	1.00%	10/30/2020	13,712		13,678		13,370
P2 Energy Solutions, Inc.	(e)(i)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,439		62,236
	(e)(g)(i)		L + 800	1.00%	4/30/2021	9,283		9,210		7,774

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Petrochoice Holdings, Inc.	(f)(l)	Capital Goods	L + 875	1.00%	8/21/2023	$50,000	$	49,024	$	47,943
Plaskolite, LLC	(e)(f)	Materials	L + 825	1.00%	9/14/2023	29,350		28,410		27,990
Polyconcept Finance B.V. (NLD)	(f)(h)(i)(l)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		45,852
Progressive Solutions	(l)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	17,145		17,007		16,974
RedPrairie Corp.	(e)	Software & Services	L + 1000	1.25%	12/21/2019	39,868		37,602		32,925
Safety Technology Holdings, Inc.	(e)(f)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,834		30,244
SI Organization, Inc.	(e)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,558		55,020
Talbots, Inc.	(e)(g)	Retailing	L + 850	1.00%	3/19/2021	8,022		7,993		7,567
Valeo Foods Group Ltd. (IRL)	(f)(h)(i)(x)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125		43,633		41,005
Total Senior Secured Loans—Second Lien							$	1,154,518	$	1,100,781

Senior Secured Bonds—7.1%
Altice International S.A.R.L. (LUX)	(h)(i)(r)(s)	Media	6.63%		2/15/2023	$1,420	$	1,420	$	1,402
Artesyn Technologies, Inc.	(g)(r)(s)	Technology Hardware & Equipment	9.75%		10/15/2020	24,387		23,937		21,643
Guitar Center, Inc.	(r)(s)	Retailing	6.50%		4/15/2019	27,739		27,336		23,578
Hot Topic, Inc.	(r)(s)	Consumer Durables & Apparel	9.25%		6/15/2021	887		961		785

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
iPayment, Inc.	(r)(s)	Software & Services	9.50%		12/15/2019	$8,597	$	8,597	$	8,919
Louisiana Public Facilities Authority	(f)(k)	Energy	11.50%		1/1/2020	34,330		33,586		32,946
	(f)(k)(r)		L + 1000		1/1/2020	10,650		10,650		10,159
NESCO, LLC	(r)(s)	Capital Goods	6.88%		2/15/2021	12,190		8,153		7,314
New Enterprise Stone & Lime Co., Inc.	(j)(s)	Capital Goods	7.00% 6.00% PIK		3/15/2018	36,933		39,189		37,672
OAG Holdings, LLC	(f)(j)	Energy	8.00% 2.00% PIK		12/20/2020	20,834		18,376		2,879
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516		27,836		27,173
SquareTwo Financial Corp.	(k)(s)	Banks	11.63%		4/1/2017	16,044		15,885		8,824
Towergate (GBR)	(h)(i)(s)(GBP)	Insurance	8.75%		4/2/2020	£936		1,424		1,215
Total Senior Secured Bonds							$	217,350	$	184,509

Total Senior Debt							$	3,093,031	$	2,878,958

Subordinated Debt—17.6%
Alion Science & Technology Corp.	(f)(r)	Capital Goods	11.00%		8/19/2022	$68,603	$	67,598	$	64,606
Block Communications, Inc.	(r)(s)	Media	7.25%		2/1/2020	463		473		461
Builders FirstSource, Inc.	(i)(r)(s)	Capital Goods	10.75%		8/15/2023	15,522		15,522		15,405
Cemex Materials, LLC	(r)(s)	Materials	7.70%		7/21/2025	58,454		62,281		55,209

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Cequel Communications Holdings, LLC	(r)(s)	Media	5.13%		12/15/2021	$20,751	$	20,536	$	18,676
	(i)(r)(s)		7.75%		7/15/2025	20,456		20,135		18,717
CHS/Community Health Systems, Inc.	(i)(s)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		108
Datatel, Inc.	(r)(s)	Software & Services	9.00%		9/30/2023	3,120		3,014		3,015
Essar Steel Algoma, Inc. (CAN)	(h)(i)(j)(k)(s)	Materials	14.00% PIK		2/13/2020	5,069		4,383		1
Exemplis Corp.	(e)(f)(j)	Commercial & Professional Services	L + 700 2.00% PIK		3/23/2020	25,167		25,167		24,854
GCI, Inc.	(s)	Telecommunication Services	6.75%		6/1/2021	2,430		2,424		2,466
	(s)		6.88%		4/15/2025	30,141		29,979		30,819
Global Closure Systems (FRA)	(f)(h)(i)(j)(EUR)	Materials	13.00% PIK		11/15/2019	€22,936		29,782		25,175
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	15.00% PIK		11/11/2018	773		1,035		658
Hilding Anders (SWE)	(f)(h)(i)(j)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	105,174		125,732		92,984
	(f)(h)(i)(j)(k)(m)(EUR)		12.00% PIK		12/31/2023	19,813		939		0
	(f)(h)(i)(j)(k)(m)(EUR)		18.00% PIK		12/31/2024	9,860		8,485		1,489
Hillman Group, Inc.	(r)(s)	Consumer Durables & Apparel	6.38%		7/15/2022	$3,953		3,812		3,281
Hot Topic, Inc.	(j)(r)(s)	Consumer Durables & Apparel	12.00%		5/15/2019	9,662		9,616		8,068
IMS Health, Inc.	(i)(r)(s)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,880		9,798
JC Penney Corp., Inc.	(i)(s)	Retailing	5.65%		6/1/2020	8,440		6,069		6,752

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Kenan Advantage Group, Inc.	(r)(s)	Transportation	7.88%		7/31/2023	$30,097	$	30,097	$	29,909
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%		2/12/2022	11,555		11,324		11,187
	(f)(j)		12.00% PIK		8/12/2025	8,531		8,362		8,112
Platform Specialty Products Corp.	(i)(r)	Materials	10.38%		5/1/2021	7,813		7,813		7,793
TIBCO Software, Inc.	(r)(s)	Software & Services	11.38%		12/1/2021	21,219		20,729		17,744
Total Subordinated Debt							$	525,301	$	457,287

Structured Products—4.5%
Comet Aircraft S.A.R.L. (LUX), Common Shares	(f)(h)(i)(t)	Capital Goods				$49,618	$	49,618	$	52,126
Guardian Investors, LLC, Membership Interest	(f)(i)(t)	Diversified Financials				N/A		10,429		11,821
Innovating Partners, LLC, Membership Interest	(f)(i)(t)	Diversified Financials				N/A		13,872		16,826
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(i)(t)*	Diversified Financials				N/A		9,500		7,125
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(f)(h)(i)(r)	Diversified Financials	10.75%		11/13/2018	28,221		28,221		28,310
Total Structured Products							$	111,640	$	116,208

Equity/Other—10.4%
Alion Science & Technology Corp., Membership Interest	(f)*	Capital Goods				N/A	$	7,350	$	7,955
AltEn, LLC, Membership Units	(f)(m)*	Energy				2,384		2,955		—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(h)(i)*(EUR)	Automobiles & Components			12/31/2017	9,991		4,636		4,551
	(f)(h)(i)*(EUR)				12/31/2018	9,991		4,785		4,754

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Belk, Inc., Common Stock	(f)*	Retailing					1,642	$	9,961	$	9,510
Cengage Learning Holdings II, LP, Common Stock		Media					227,802		7,529		5,239
Education Management Corp., Common Stock	(f)*	Consumer Services			1/5/2022		3,779,591		1,047		—
Education Management Corp., Warrants	(f)*						2,320,791		371		—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment					N/A		5,636		3,199
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(i)	Diversified Financials					N/A		33,881		33,881
Genesys Telecommunications Laboratories, Inc., Common Stock	(f)*	Software & Services					5,775		449		712
Global Closure Systems (FRA), Limited Partnership Interest	(f)(h)(i)*(EUR)	Materials					N/A		823		1,911
Gruppo Argenta S.p.A. (LUX), Warrants	(f)(h)(i)*(EUR)	Retailing			(y	)	225,289		5,342		2,332
Hilding Anders (SWE), Class A Common Stock	(f)(h)(i)(m)*(SEK)	Consumer Durables & Apparel			12/31/2020		1,394,288		132		—
Hilding Anders (SWE), Class B Common Stock	(f)(h)(i)(m)*(SEK)						260,253		25		—
Hilding Anders (SWE), Equity Options	(f)(h)(i)(m)*(SEK)						236,160,807		14,988		213
Home Partners of America, Inc., Common Stock	(f)(m)*	Real Estate					73,500		73,208		76,608
Home Partners of America, Inc., Warrants	(f)(m)*				8/7/2024		2,675		292		370
iPayment, Inc., Common Stock	(f)*	Software & Services					538,144		1,988		2,296

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel					5,451	$872	$	2,289
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(h)(i)*(AUD)	Consumer Services			(y	)	1,588,469	1,019		—
Kurt Geiger Ltd. (GBR), Common Stock	(f)(h)(i)	Consumer Durables & Apparel					5,451	65		14,272
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel					5,451	6,541		82
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy					N/A	2,354		—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(h)(i)(m)*	Transportation					1,964	3,069		—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(h)(i)(m)		9.00%				43,945	42,987		38,082
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest(f)(i)		Diversified Financials					N/A	42,756		42,926
Stuart Weitzman, Inc., Other	(f)	Consumer Durables & Apparel					N/A	—		1,127
SUN NewCo, Common Shares A	(f)(i)*(GBP)	Insurance					16,450	—		—
SUN NewCo, Preference B Shares	(f)(i)*(GBP)						6,113,719	9,065		9,752
Towergate (GBR), Ordinary Shares	(f)(h)(i)*(GBP)	Insurance					116,814	173		186
Willbros Group, Inc., Common Stock	*	Energy					2,810,814	7,760		7,561
Total Equity/Other								$292,059	$	269,808

Total Investments, excluding Short Term Investments — 143.5%								$4,022,031	$	3,722,261

Short Term Investments—0.3%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(g)(u)		0.14%				3,669,013	$3,669	$	3,669

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
State Street Institutional Liquid Reserves Fund, Premier Class	(u)		0.23%			3,401,999	$	3,402	$	3,402
Total Short Term Investments							$	7,071	$	7,071

TOTAL INVESTMENTS — 143.8%(v)							$	4,029,102	$	3,729,332

LIABILITIES IN EXCESS OF OTHER ASSETS—(43.8%)										(1,135,310)
NET ASSETS—100.0%									$	2,594,022

Collateral on Deposit with Custodian—5.5%
Bank of Nova Scotia— Certificate of Deposit			0.51%		3/31/2016	142,640	$	142,640		142,640
Total Collateral on Deposit with Custodian							$	142,640	$	142,640

Derivative Instruments (Note 4)—0.1%
Cross Currency Swaps	(i)						$	—	$	7,943
Foreign currency forward contracts	(i)						$	—		1,717
Interest rate swaps	(i)						$	—		6,021
Total return swaps	(f)(i)						$	—	$	(13,562)
Total Derivative Instruments							$	—	$	2,119

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2015 was 0.61%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(g)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of December 31, 2015.

(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.7% of the Company’s total assets represented qualifying assets as of December 31, 2015.

(j)	The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

			Year Ended December 31, 2015
PIK Security Name	Local Currency	Local Par as of December 31, 2014	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of December 31, 2015	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman—15.75% PIK	USD	30,859	—	5,124	—	35,983	15.75%	15.75%	15.75%
AltEn, LLC – L + 900 PIK	USD	29,610	2,665	780	—	33,055	L + 900	L+900	L+900
Brake Bros Ltd. – L + 325, 3.00% PIK	GBP	8,912	—	239	(5,671)	3,480	L + 625	3.00%	3.00%
Datatel, Inc. – 9.63%	USD	9,287	1,438	—	(10,725)	—	N/A	N/A	N/A
Eagle Midco, Inc. – 9.00%	USD	31,796	—	—	(31,796)	—	N/A	N/A	N/A
Education Management, LLC—16.00% PIK	USD	1,403	—	—	(1,403)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. – 14.00% PIK	USD	4,570	—	499	—	5,069	14.00%	14.00%	14.00%
Excelitas Technologies Corp. – L + 975, 3.00% PIK	USD	108,997	—	1,865	—	110,862	L + 1275	3.00%	3.00%
Exemplis Corp.—L + 700, 2.00% PIK	USD	—	25,000	370	(203)	25,167	L + 900	2.00%	2.00%
Global Closure Systems—13.00% PIK	EUR	20,221	—	2,715	—	22,936	13.00%	13.00%	13.00%
Gruppo Argenta S.p.A.—15.00% PIK	EUR	684	—	89	—	773	15.00%	15.00%	15.00%
Gruppo Argenta S.p.A.—12.00% PIK	EUR	22,754	—	2,844	—	25,598	12.00%	12.00%	12.00%
Gruppo Argenta S.p.A.—12.00% PIK	EUR	3,205	—	280	—	3,485	12.00%	12.00%	12.00%
Hilding Anders—18.00% PIK	EUR	8,331	—	1,529	—	9,860	18.00%	18.00%	18.00%
Hilding Anders—13.00% PIK	EUR	92,571	—	12,603	—	105,174	13.00%	13.00%	13.00%
Hilding Anders—12.00% PIK	EUR	17,653	—	2,160	—	19,813	12.00%	12.00%	12.00%
Hot Topic, Inc. – 12.00%	USD	8,113	2,419	—	(870)	9,662	12.00%	0.00%	12.75%
Kurt Geiger Ltd.—10.00%, 1.00% PIK	GBP	46,862	—	477	—	47,339	11.00%	1.00%	1.00%
Lightower FibeR, LLC – 12.00%	USD	—	8,531	—	—	8,531	12.00%	12.00%	12.00%
New Enterprise Stone & Lime Co., Inc.—7.00%, 6.00% PIK	USD	10,841	50,397	1,455	(25,760)	36,933	13.00%	6.00%	12.00%
OAG Holdings, LLC – 10.00% PIK	USD	20,417	—	417	—	20,834	10.00%	2.00%	2.00%
P & L Development, LLC—L + 750, 1.00% PIK	USD	—	56,205	381	(281)	56,305	L + 850	1.00%	1.00%
Petroplex Acidizing, Inc. – L + 625, 1.75% PIK	USD	36,438	—	185	—	36,623	L + 800	1.75%	1.75%
Pharmaceutical Product Development, Inc. – 9.38%	USD	5,151	—	—	(5,151)	—	N/A	N/A	N/A
Stuart Weitzman, Inc. – 11.50%	USD	56,918	—	—	(56,918)	—	N/A	N/A	N/A
The TelX Group, Inc.—13.50% PIK	USD	3,457	—	232	(3,689)	—	N/A	N/A	N/A
Towergate Finance PLC – 10.0% PIK	GBP	—	1,325	10	(1,335)	—	N/A	N/A	N/A

(k)	Investment was on non-accrual status as of December 31, 2015.

(l)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2015 was 0.43%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(m)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represented 8.5% of the Company’s net assets. Fair value as of December 31, 2015 and 2014 along with transactions during the year ended December 31, 2015 in these affiliated investments were as follows (amounts in thousands):

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

		Year Ended December 31, 2015				Year Ended December 31, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(2,787)	$-	$-	$-	$-	$-
Term Loan	25,792	3,011	-	(19,450)	9,353	-	2,237	-	-
Hilding Anders
Subordinated Debt	110,973	14,867	-	(31,367)	94,473	-	13,549	-	-
Class A Common Stock	257	-	-	(257)	-	-	-	-	-
Class B Common Stock	48	-	-	(48)	-	-	-	-	-
Equity Options	11,724	-	-	(11,511)	213	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	51,267	-	3,118	76,608	-	-	-	-
Warrants	78	215	-	77	370	-	-	-	-
Warrants Delivery Rights	32	-	(32)	-	-	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(3,001)	-	-	-	-	-
Series A Preferred Stock	23,760	19,395	-	(5,073)	38,082	-	-	-	1,505
VSK Holdings, Ltd.
Class B Preferred Shares	2,597	-	-	(2,597)	-	-	-	-	-

Totals	$203,272	$88,755	$(32)	$(72,896)	$219,099	$-	$15,786	$-	$1,505

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	Includes payment-in-kind interest income.

(n)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at December 31, 2015 was -0.13%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(o)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2015 was 0.85%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(p)	Position or portion thereof unsettled as of December 31, 2015.

(q)	The interest rate on these investments is subject to the base rate of 1-Month EURIBOR, which at December 31, 2015 was -0.21%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(r)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(s)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10, “Borrowings “ for additional information.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(t)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2015 represented 3.4% of the Company’s net assets. Fair value as of December 31, 2014 and December 31, 2015 along with transactions during the year ended December 31, 2015 in these controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2015				Year Ended December 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L
Structured Products	$—	$49,618	$—	$2,508	$52,126	$—	$—	$—	$4,921
Guardian Investors, LLC, Membership Interest	—	10,429	—	1,392	11,821	—	—	—	1,759
Innovating Partners, LLC, Membership Interest	—	13,872	—	2,954	16,826	—	—	—	3,266
KKR BPT Holdings Aggregator,
LLC, Structured Product	5,500	4,000	—	(2,375)	7,125	—	—	—	—

Totals	$5,500	$77,919	$—	$4,479	$87,898	$—	$—	$—	$9,946

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(u)	7-day effective yield as of December 31, 2015.

(v)	As of December 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $52,143; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $350,640; the net unrealized depreciation was $298,497; the aggregate cost of securities for Federal income tax purposes was $4,027,829.

(w)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at December 31, 2015 was 0.59%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(x)	The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at December 31, 2015 was 0.51%. The current base rate for each investment may be different from the reference rate on December 31, 2015.
(y)	Expiration date contingent on certain events pursuant to underlying agreements.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.730 as of December 31, 2015.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.091 as of December 31, 2015.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.480 as of December 31, 2015.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.119 as of December 31, 2015.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

FRA - France

GBR - United Kingdom

IRL - Ireland

LUX - Luxembourg

NLD - The Netherlands

SGP - Singapore

SWE - Sweden

VGB - British Virgin Islands

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Senior Secured Loans—First Lien—52.6%
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$20,165	$	19,958	$	19,812
Algeco/Scotsman (LUX)	(e)(g)(h)(i)(k)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	30,859		30,674		27,711
AltEn, LLC	(j)(k)	Energy	L + 900	1.00%	9/12/2018	29,610		26,825		25,792
American Freight, Inc.	(f)(k)	Retailing	L + 625	1.00%	10/31/2020	32,690		32,531		32,614
Amtek Global Technology Pte. Ltd. (SGP)	(g)(h)(k)(v)(EUR)	Automobiles & Components	E + 800	1.00%	11/10/2019	€62,849		75,769		73,287
Applied Systems, Inc.	(e)(f)	Software & Services	L + 325	1.00%	1/25/2021	$654		650		646
Aspen Dental Management, Inc.	(e)(f)	Health Care Equipment & Services	L + 550	1.50%	10/6/2016	5,992		5,958		6,010
BeyondTrust Software, Inc.	(f)(k)	Software & Services	L + 700	1.00%	9/25/2019	11,156		11,046		11,036
BRG Sports, Inc.	(e)(j)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	4,221		4,143		4,231
Caesars Entertainment Operating Co., Inc.	(e)(f)(h)	Consumer Services	L + 675		3/1/2017	10,800		10,141		9,492
California Pizza Kitchen, Inc.	(e)(f)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	18,602		17,816		17,936
Charlotte Russe, Inc.	(e)(f)	Retailing	L + 550	1.25%	5/22/2019	19,261		19,075		18,828
	(e)(f)		L + 550	1.25%	5/22/2019	4,715		4,689		4,605
CityCenter Holdings, LLC	(e)(f)	Real Estate	L + 325	1.00%	10/16/2020	5,919		5,866		5,880
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	11,216		10,909		10,716
Distribution International, Inc.	(e)(f)(l)	Retailing	L + 475	1.00%	12/10/2021	6,424		6,359		6,408

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)			Cost (d)		Fair Value
Emerald Performance Materials, LLC	(e)(j)	Materials	L + 350	1.00%	7/30/2021		$654	$	650	$	640
Football Association of Ireland (IRL)	(g)(h)(k)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020		€43,615		58,419		53,164
Greenway Medical Technologies	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	11/4/2020		$1,763		1,755		1,754
Greystone & Co., Inc.	(f)(k)	Diversified Financials	L + 800	1.00%	3/26/2021		33,918		33,373		33,892
Grocery Outlet, Inc.	(e)(f)(l)	Food & Staples Retailing	L + 475	1.00%	10/21/2021		1,802		1,803		1,807
Gymboree Corp.	(e)(f)	Retailing	L + 350	1.50%	2/23/2018		14,197		12,716		9,347
Harbor Freight Tools USA, Inc.	(e)(f)	Capital Goods	L + 375	1.00%	7/26/2019		3,063		3,070		3,059
Hillman Group, Inc.	(e)(f)	Capital Goods	L + 350	1.00%	6/30/2021		838		840		829
iPayment, Inc.	(e)(f)	Software & Services	L + 525	1.50%	5/8/2017		36,163		35,902		35,560
J. Jill	(f)(k)	Retailing	L + 850	1.50%	4/29/2017		5,721		5,721		5,721
Jacuzzi Brands, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,268		19,942		20,116
Jacuzzi Brands, Inc. (LUX)	(f)(g)(h)(k)	Capital Goods	L + 650	1.25%	7/3/2019		20,118		19,795		19,967
KeyPoint Government Solutions, Inc.	(f)(k)	Capital Goods	L + 650	1.25%	11/13/2017		37,071		36,602		37,441
Keystone Australia Holdings, Pty. Ltd. (AUS)	(g)(h)(i)(k)(AUD)	Consumer Services	7.00%, 8.00% PIK		8/7/2019	A$	38,054		33,263		29,430
Kurt Geiger Ltd. (GBR)	(g)(h)(i)(k)(GBP)	Consumer Durables & Apparel	10.00%, 1.00% PIK		4/8/2019		£46,862		77,069		72,668
Marshall Retail Group, LLC	(f)(k)	Retailing	L + 600	1.00%	8/25/2020		$16,804		16,644		16,822

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
MCS AMS Sub-Holdings, LLC	(f)	Commercial & Professional Services	L + 600	1.00%	10/15/2019	$45,605	$	44,490	$	40,817
MSX International, Inc.	(f)	Software & Services	L + 500	1.00%	8/18/2020	9,102		8,663		9,056
Neiman Marcus Group, LLC	(e)(f)	Retailing	L + 325	1.00%	10/25/2020	4,976		4,901		4,877
New Enterprise Stone & Lime Co., Inc.	(f)(k)	Capital Goods	L + 700	1.00%	2/12/2019	56,298		56,298		56,549
Nine West Holdings, Inc.	(e)(f)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	13,554		13,306		12,715
OpenLink Financial, Inc.	(f)	Software & Services	L + 500	1.25%	10/30/2017	46		46		45
Pacific Union Financial, LLC	(j)(k)	Diversified Financials	L + 800	1.00%	5/31/2019	46,378		45,734		46,078
Petroplex Acidizing, Inc.	(f)(k)	Energy	L + 725	1.00%	12/4/2019	36,438		35,899		35,891
RedPrairie Corp.	(e)(f)(l)	Software & Services	L + 500	1.00%	12/21/2018	10,005		9,659		9,348
Surgery Center Holdings, Inc.	(e)(f)	Health Care Equipment & Services	L + 425	1.00%	11/3/2020	14,834		14,762		14,482
Sutherland Global Services, Inc.	(e)(f)(h)	Software & Services	L + 500	1.00%	4/23/2021	2,964		2,891		2,956
	(e)(f)(h)		L + 500	1.00%	4/23/2021	12,732		12,419		12,700
TIBCO Software, Inc.	(e)(f)(h)(l)	Software & Services	L + 550	1.00%	12/4/2020	43,971		42,246		42,762
Towergate Finance PLC (GBR)	(g)(h)(m)(o)(GBP)	Insurance	L + 450		11/15/2017	£475		659		665
Travelport, LLC (LUX)	(e)(f)(g)(h)	Software & Services	L + 500	1.00%	9/2/2021	$19,751		19,513		19,751
Tweddle Group, Inc.	(f)(k)	Automobiles & Components	L + 675	1.00%	4/7/2020	45,242		44,205		45,035
Varsity Brands, Inc.	(e)(f)(l)	Consumer Durables & Apparel	L + 500	1.00%	12/10/2021	5,796		5,738		5,800

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Waste Pro USA, Inc.	(f)(k)	Transportation	L + 750	1.00%	10/15/2020	$36,681	$	36,681	$	36,749
Willbros Group, Inc.	(f)(k)	Energy	L + 975	1.25%	12/15/2019	74,944		74,944		74,944
Wilton Brands, LLC	(e)(f)	Materials	L + 625	1.25%	8/30/2018	5,141		5,068		4,807
Z Gallerie, Inc.	(k)(n)	Retailing	L + 650	1.00%	10/8/2020	33,254		32,883		33,413
Zayo Group, LLC	(e)(f)(h)	Telecommunication Services	L + 300	1.00%	7/2/2019	1,596		1,577		1,583
Total Senior Secured Loans—First Lien							$	1,152,555	$	1,128,244

Senior Secured Loans—Second Lien—39.3%
American Casino & Entertainment Properties, LLC	(f)	Consumer Services	L + 1000	1.25%	1/3/2020	$1,832	$	1,889	$	1,901
Angelica Corp.	(f)(k)	Health Care Equipment & Services	L + 875	1.25%	7/15/2019	50,869		50,868		46,131
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650	1.00%	1/24/2022	24,905		25,336		24,427
Arysta Lifescience SPC, LLC	(e)(f)(h)	Food, Beverage & Tobacco	L + 700	1.25%	11/30/2020	16,305		16,167		16,295
AssuredPartners, Inc.	(f)	Insurance	L + 675	1.00%	4/2/2022	7,097		7,092		6,866
Brake Bros Ltd. (GBR)	(g)(h)(i)(o)(GBP)	Food & Staples Retailing	L + 325, 3.00% PIK		3/12/2017	£8,912		12,872		13,242
BRG Sports, Inc.	(j)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,661		24,034
Catalina Marketing Corp.	(j)	Media	L + 675	1.00%	4/11/2022	6,020		5,978		5,613
CHG Companies, Inc.	(e)(f)	Health Care Equipment & Services	L + 775	1.25%	11/19/2020	9,871		9,764		9,896
CRC Health Group, Inc.	(f)	Health Care Equipment & Services	L + 800	1.00%	9/28/2021	42,358		42,134		43,381

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
CTI Foods Holding Co., LLC	(f)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	$23,219	$	22,918	$	22,813
Emerald Performance Materials, LLC	(j)	Materials	L + 675	1.00%	8/1/2022	2,041		2,031		1,989
Excelitas Technologies Corp.	(f)(k)	Technology Hardware & Equipment	L + 1125	1.00%	4/29/2021	108,997		108,997		109,556
Greenway Medical Technologies	(f)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	26,396		26,035		25,736
Grocery Outlet, Inc.	(f)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	41,616		40,175		41,304
Gruppo Argenta S.p.A. (LUX)	(g)(h)(i)(k)(EUR)	Retailing	12.00% PIK		1/31/2019	€3,205		3,356		3,374
	(g)(h)(i)(k)(EUR)		12.00% PIK		1/31/2019	22,754		25,262		23,951
Gypsum Management & Supply, Inc.	(f)	Capital Goods	L + 675	1.00%	4/1/2022	$13,207		13,085		13,207
Integra Telecom Holdings, Inc.	(f)	Telecommunication Services	L + 850	1.25%	2/21/2020	3,000		3,059		2,989
iParadigms Holdings, LLC	(f)	Software & Services	L + 725	1.00%	7/29/2022	23,349		23,180		23,028
Learfield Communications, Inc.	(f)	Media	L + 775	1.00%	10/8/2021	12,767		12,875		12,703
Lightower Fiber, LLC	(e)(f)	Telecommunication Services	L + 675	1.25%	4/12/2021	5,282		5,317		5,220
Maxim Crane, LP	(e)(f)	Capital Goods	L + 925	1.00%	11/26/2018	5,168		5,291		5,220
Misys Ltd. (GBR)	(e)(g)(h)	Software & Services	12.00%		6/12/2019	3,000		3,319		3,266
NewWave Communications	(f)	Media	L + 800	1.00%	10/30/2020	13,712		13,673		13,541
P2 Energy Solutions, Inc.	(f)(h)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,104		70,782
	(f)		L + 800	1.00%	4/30/2021	9,283		9,200		8,935

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Polyconcept Finance B.V. (NLD)	(g)(h)(j)(k)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	$46,727	$	46,727	$	46,487
Progressive Solutions	(j)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	21,145		20,991		20,511
RedPrairie Corp.	(e)(f)	Software & Services	L + 1000	1.25%	12/21/2019	38,114		36,592		32,270
Sabine Oil & Gas, LLC	(e)(f)	Energy	L + 750	1.25%	12/31/2018	14,527		14,421		11,258
SafeNet, Inc.	(j)(k)	Software & Services	L + 750	1.00%	3/5/2021	20,829		20,544		21,015
Safety Technology Holdings, Inc.	(f)(k)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,738		30,560
SI Organization, Inc.	(f)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,483		55,160
Talbots, Inc.	(f)	Retailing	L + 725	1.00%	3/19/2021	15,074		14,976		14,547
The TelX Group, Inc.	(f)	Telecommunication Services	L + 650	1.00%	4/9/2021	11,696		11,682		11,448
Websense, Inc.	(f)	Technology Hardware & Equipment	L + 725	1.00%	12/24/2020	22,131		22,037		21,301
Total Senior Secured Loans—Second Lien							$	858,829	$	843,957

Senior Secured Bonds—6.9%
Artesyn Technologies, Inc.	(p)(q)	Technology Hardware & Equipment	9.75%		10/15/2020	$14,012	$	13,912	$	13,276
Guitar Center, Inc.	(p)(q)	Retailing	6.50%		4/15/2019	26,191		25,826		22,524
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	9.25%		6/15/2021	2,396		2,375		2,564
Louisiana Public Facilities Authority	(k)(p)	Energy	11.50%		1/1/2020	50,580		49,283		50,141
	(k)(p)		L + 1000		1/1/2020	10,650		10,650		10,534

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
New Enterprise Stone & Lime Co., Inc.	(i)(q)	Capital Goods	6.00%, 7.00% PIK		3/15/2018	$10,841	$	10,913	$	11,437
OAG Holdings, LLC	(i)(k)	Energy	8.00%, 2.00% PIK		12/20/2020	20,417		17,838		13,675
Ryerson, Inc.	(e)	Materials	9.00%		10/15/2017	5,814		5,814		5,974
SquareTwo Financial Corp.	(q)	Banks	11.625%		4/1/2017	16,359		16,153		16,196
Towergate Finance PLC (GBR)	(g)(h)(m)(o)(p) (GBP)	Insurance	L + 550		2/15/2018	£1,100		1,361		1,496
Total Senior Secured Bonds							$	154,125	$	147,817

Total Senior Debt							$	2,165,509	$	2,120,018

Subordinated Debt—20.2%
24 Hour Fitness Worldwide, Inc.	(p)(q)	Consumer Services	8.00%		6/1/2022	$7,192	$	6,636	$	5,754
Cemex Materials, LLC	(p)(q)	Materials	7.70%		7/21/2025	27,562		27,804		30,870
Cequel Communications Holdings, LLC	(p)(q)	Media	5.125%		12/15/2021	7,205		7,018		6,989
Ceridian Corp.	(q)	Commercial & Professional Services	11.00%		3/15/2021	16,201		17,433		17,723
CHS/Community Health Systems, Inc.	(h)(q)	Health Care Equipment & Services	6.875%		2/1/2022	114		114		121
Datatel, Inc.	(e)(p)	Software & Services	9.625%		12/1/2018	9,287		9,215		9,333
Eagle Midco, Inc.	(p)(q)	Software & Services	9.00%		6/15/2018	31,796		32,607		32,511
Education Management Corp.	(i)(k)(m)(p)	Consumer Services	16.00% PIK		7/1/2018	1,403		1,410		567

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Essar Steel Algoma, Inc. (CAN)	(g)(h)(i)(p)(q)	Materials	14.00% PIK		2/13/2020	$4,570	$	3,850	$	4,044
GCI, Inc.	(q)	Telecommunication Services	8.625%		11/15/2019	53,119		55,914		55,709
	(q)		6.75%		6/1/2021	158		151		155
Global Closure Systems (FRA)	(g)(h)(i)(k)(EUR)	Materials	13.00% PIK		11/15/2019	€20,221		26,720		24,452
Gruppo Argenta S.p.A. (LUX)	(g)(h)(i)(k)(EUR)	Retailing	15.00% PIK		11/11/2018	684		937		663
Hilding Anders (SWE)	(g)(h)(i)(k)(r)(EUR)	Consumer Durables & Apparel	13.00% PIK		6/30/2021	€92,571		110,851		101,486
	(g)(h)(i)(k)(m)(r)(EUR)		12.00% PIK		12/31/2023	17,653		939		1,502
	(g)(h)(i)(k)(r)(EUR)		18.00% PIK		12/31/2024	8,331		8,499		7,985
Hillman Group, Inc.	(p)(q)	Capital Goods	6.375%		7/15/2022	$3,305		3,174		3,173
Hot Topic, Inc.	(p)(q)	Consumer Durables & Apparel	12.00%		5/15/2019	8,113		7,973		8,275
iPayment, Inc.	(q)	Software & Services	10.25%		5/15/2018	8,597		8,597		8,597
JC Penney Corp., Inc.	(h)(q)	Retailing	5.65%		6/1/2020	8,440		6,371		6,541
Pharmaceutical Product Development, Inc.	(p)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.375%		10/15/2017	5,151		5,237		5,264
Stuart Weitzman, Inc.	(k)	Consumer Durables & Apparel	11.50%		8/29/2019	56,918		55,585		56,724
Summit Materials, LLC	(q)	Materials	10.50%		1/31/2020	19,800		21,625		21,978
The TelX Group, Inc.	(i)(k)	Telecommunication Services	13.50% PIK		7/9/2021	3,457		3,680		3,480
TIBCO Software, Inc.	(h)(p)(q)	Software & Services	11.375%		12/1/2021	13,819		13,435		13,370

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Towergate Finance PLC (GBR)	(g)(h)(m)(p)(q)(GBP)	Insurance	10.50%		2/15/2019	£14,608	$	23,229	$	6,489
Total Subordinated Debt							$	459,004	$	433,755

Structured Products—1.7%
KKR BPT Holdings Aggregator, LLC	(h)(k)(s)*	Diversified Financials				N/A	$	5,500	$	5,500
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(g)(h)(k)(p)	Diversified Financials	10.75%		11/13/2018	$28,221		28,221		28,324
VSK Holdings, Ltd. (CYM)	(g)(h)(k)(r)(EUR)	Diversified Financials				620,377		—		2,597
Total Structured Products							$	33,721	$	36,421

Equity / Other—6.1%
AltEn, LLC, Membership Units	(k)(r)*	Energy				611	$	2,955	$	2,787
Cengage Learning Holdings II, LP, Common Stock	(e)	Media				227,802		7,529		5,069
Excelitas Technologies Corp., Class A Membership Interest	(k)*	Technology Hardware & Equipment				N/A		5,636		6,312
Genesys Telecommunications Laboratories, Inc., Common Stock	(k)*	Software & Services				5,775		449		760
Global Closure Systems (FRA), Limited Partnership Interest	(g)(h)(k)*(EUR)	Materials				N/A		823		1,566
Gruppo Argenta S.p.A. (LUX), Warrants	(g)(h)(k)*(EUR)	Retailing				225,289		5,342		3,951
Hilding Anders (SWE), Class A Common Stock	(g)(h)(k)(r)*(SEK)	Consumer Durables & Apparel				1,394,288		132		257
Hilding Anders (SWE), Class B Common Stock	(g)(h)(k)(r)*(SEK)					260,253		25		48
Hilding Anders (SWE), Equity Options	(g)(h)(k)(r)*(SEK)				12/31/2020	236,160,807		14,988		11,724

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Home Partners of America, Inc., Common Stock	(k)(r)*	Real Estate				22,050	$	21,941	$	22,223
Home Partners of America, Inc., Warrant Delivery Rights	(k)(r)*					1,968		32		32
Home Partners of America, Inc., Warrants	(k)(r)*					707		77		78
iPayment, Inc. Common Stock	(k)	Software & Services				538,144		2,223		2,223
Jones Apparel Group Holdings, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451		872		2,502
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(g)(h)(k)*(AUD)	Consumer Services				1,588,469		1,019		903
Kurt Geiger Ltd. (GBR), Common Stock	(g)(h)(k)*	Consumer Durables & Apparel				5,451		1,090		6,336
Nine West Holdings, Inc., Common Stock	(k)*	Consumer Durables & Apparel				5,451		6,541		3,672
OAG Holdings, LLC, Overriding Royalty Interest	(k)	Energy				N/A		2,354		1,542
Orchard Marine, Ltd. (VGB), Class B Common Stock	(g)(h)(k)(r)*	Transportation				1,964		3,069		3,001
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(g)(h)(k)(r)		9.00%			24,550		23,592		23,760
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(h)(k)	Diversified Financials				N/A		25,944		23,206
Stuart Weitzman, Inc., Common Stock	(k)	Consumer Durables & Apparel				5,451		3,025		8,425
Total Equity / Other							$	129,658	$	130,377

Total Investments, excluding Short Term Investments—126.8%							$	2,787,892	$	2,720,571

Short Term Investments—0.0%
Goldman Sachs Financial Square Funds—Prime Obligations Fund, FST Preferred Shares	(e)(t)		0.01%			583,543	$	584	$	584

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

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.816 as of December 31, 2014.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.210 as of December 31, 2014.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.559 as of December 31, 2014.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronas. SEK1 / US $0.128 as of December 31, 2014.

AUS - Australia

CAN - Canada

CYM- Cayman Islands

FRA - France

GBR - United Kingdom

IRL - Ireland

LUX - Luxembourg

NLD - The Netherlands

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

SGP - Singapore

SWE - Sweden

VGB - British Virgin Islands

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

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”). The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” On January 8, 2016, the Company announced the Follow-On Offering will close on or about February 12, 2016 to investors who purchase shares through the independent broker-dealer channel. The Follow-On Offering will remain open to investors who purchase through the registered investment advisor channel.

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

As of December 31, 2015, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”), Paris Funding LLC (“Paris Funding”) and CCT Tokyo Funding LLC (“CCT Tokyo Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.	Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ).

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

2.	Significant Accounting Policies (continued)

Cash - Cash consists of demand deposits and foreign currency.

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

Level 2 – Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts, cross currency and interest rate swaps and certain over-the-counter derivatives.

Level 3 – Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are TRS agreements, illiquid corporate bonds and loans, unlisted common and preferred stock investments, and equity options that lack observable market pricing.

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

Total Return Swaps. The Company values its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS is based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income related to the TRS assets, (iii) TRS financing costs on the TRS settled notional amounts, and (iv) certain other expenses incurred under the TRS. The TRS assets are valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s Advisors review, test and compare (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s Advisors review the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, see Note 4. “Derivative Instruments.”

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

2.	Significant Accounting Policies (continued)

Dividend Income - Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated earnings in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Derivative Instruments - The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps, interest rate swaps and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

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

Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts, cross currency swaps and interest rate swaps is included in net change in unrealized appreciation (depreciation) in derivative instruments in the consolidated statements of operations and is included with unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of assets and liabilities. Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the consolidated statements of operations.

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

2.	Significant Accounting Policies (continued)

termination of the investment advisory agreement) based on the Company’s realized capitalized gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, for GAAP purposes, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Offering Expenses - Offering expenses incurred in connection with the Company’s Offerings, including reimbursement payments to the Advisors, but excluding selling commissions and marketing support fees, are accumulated monthly and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

The Company records expenses related to its Shelf Registration Statement as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services – Investment Companies. Such expenses relating to issuances of debt securities by the Company will be capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest or straight line method, as applicable.

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

2.	Significant Accounting Policies (continued)

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character amount of distributions is determined in accordance with the Code which differs from GAAP.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company expects that, upon adoption, this ASU will not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities in the consolidated statements of assets and liabilities for the unamortized deferred financing costs related to the Company’s term loan payable. The amount of unamortized deferred financing costs related to the Company’s term loan payable was $3.93 million as of December 31, 2015.

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

3.	Investments (continued)

As of December 31, 2015 and 2014, the Company’s investment portfolio consisted of the following (in thousands):

	As of December 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$1,721,163	$1,593,668	42.8%	61.5%
Senior secured loans - second lien	1,154,518	1,100,781	29.6	42.4
Senior secured bonds	217,350	184,509	5.0	7.1

Total senior debt	3,093,031	2,878,958	77.4	111.0
Subordinated debt	525,301	457,287	12.3	17.6
Structured products	111,640	116,208	3.1	4.5
Equity/Other	292,059	269,808	7.2	10.4

Subtotal	4,022,031	3,722,261	100.0%	143.5%

Short term investments	7,071	7,071		0.3

Total investments	$4,029,102	$3,729,332		143.8%

	As of December 31, 2014
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$1,152,555	$1,128,244	41.5%	52.6%
Senior secured loans - second lien	858,829	843,957	31.0	39.3
Senior secured bonds	154,125	147,817	5.4	6.9

Total senior debt	2,165,509	2,120,018	77.9	98.8
Subordinated debt	459,004	433,755	16.0	20.2
Structured products	33,721	36,421	1.3	1.7
Equity/Other	129,658	130,377	4.8	6.1

Subtotal	2,787,892	2,720,571	100.0%	126.8%

Short term investments	629	629		—

Total investments	$2,788,521	$2,721,200		126.8%

As of December 31, 2015, debt investments on nonaccrual status represented 3.6% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2014, debt investments on nonaccrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of December 31, 2015 and 2014 were as follows:

	As of December 31,
Industry Composition	2015	2014
Capital Goods	16.7%	8.3%
Software & Services	11.2	14.5
Consumer Durables & Apparel	9.6	16.8
Retailing	8.3	8.0
Diversified Financials	6.2	5.1
Automobiles & Components	4.8	4.3
Health Care Equipment & Services	4.8	6.9
Technology Hardware & Equipment	4.7	6.7
Transportation	4.7	2.3
Energy	4.4	8.3
Commercial & Professional Services	4.2	2.2
Materials	3.9	3.5
Food & Staples Retailing	2.7	2.7
Consumer Services	2.4	1.8
Media	2.3	1.6
Real Estate	2.2	1.0
Telecommunication Services	2.2	3.0
Food, Beverage & Tobacco	1.7	1.4
Pharmaceutical, Biotechnology & Life Science	1.4	0.2
Remaining Industries	1.6	1.4

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	78.4%	77.3%
United Kingdom	4.4	3.8
Luxembourg	4.3	3.7
Singapore	3.6	2.7
Sweden	2.5	4.5
Ireland	2.3	2.0
Netherlands	1.2	1.7
British Virgin Islands	1.0	1.0
Cayman Islands	0.8	1.1
Remaining Countries	1.5	2.2

Total	100.0%	100.0%

Local Currency
U.S. Dollar	84.1%	84.0%
Euro	10.3	11.0
British Pound Sterling	5.0	3.5
Australian Dollar	0.6	1.1
Swedish Krona	-	0.4

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated statements of assets and liabilities held as of December 31, 2015 and 2014 (in thousands):

		Fair Value as of December 31,
Derivative Instrument	Statement Location	2015	2014
Cross currency swaps	Unrealized appreciation on derivative instruments	$8,247	$-
Cross currency swaps	Unrealized depreciation on derivative instruments	(304)	-
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	2,258	40,903
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(541)	(458)
Interest rate swaps	Unrealized appreciation on derivative instruments	6,021	-
TRS	Unrealized depreciation on derivative instruments	(13,562)	(3,445)

Total		$2,119	$37,000

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2015, 2014 and 2013 are in the following locations in the consolidated statements of operations (in thousands):

		Realized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2015	2014	2013
Cross currency swaps	Net realized gains on derivative instruments	$541	$-	$-
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	70,096	2,867	(1,174)
TRS	Net realized gains on derivative instruments	12,913	4,487	10,309

Total		$83,550	$7,354	$9,135

		Unrealized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2015	2014	2013
Cross currency swaps	Net change in unrealized appreciation on derivative instruments	$7,943	$-	$-
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	(38,728)	43,626	(3,034)
Interest rate swaps	Net change in unrealized appreciation on derivative instruments	6,021	-	-
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(10,117)	(5,306)	512

Total		$(34,881)	$38,320	$(2,522)

4.	Derivative Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2015, and 2014 (in thousands).

	As of December 31, 2015
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$16,526	$-	$-	$-	$16,526

Total	$16,526	$-	$-	$-	$16,526

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$13,562	$-	$-	$13,562	$-
J.P. Morgan Chase Bank	845	-	-	-	845

Total	$14,407	$-	$-	$13,562	$845

	As of December 31, 2014
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$13,317	$-	$-	$-	$13,317
State Street Bank and Trust	27,586	-	-	-	27,586

Total	$40,903	$-	$-	$-	$40,903

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$3,445	$-	$-	$3,445	$-
State Street Bank and Trust	458	-	-	-	458

Total	$3,903	$-	$-	$3,445	$458

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

4.	Derivative Instruments (continued)

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

As of December 31, 2015 and 2014, the Company’s open foreign currency forward contracts were as follows (in thousands):

December 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2015	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,859	$(420)
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	54,874	1,710
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,747	13,199	548
GBP	Jan 11, 2016	JP Morgan Chase Bank		£3,700 Bought	(5,576)	(5,455)	(121)

Total					$77,194	$75,477	$1,717

December 31, 2014
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2014	Unrealized Appreciation (Depreciation)
AUD	Oct. 9, 2015	State Street Bank and Trust	A$	36,489 Sold	$33,032	$29,251	$3,781
EUR	Jan. 8, 2015	State Street Bank and Trust		€17,000 Sold	22,919	20,572	2,347
EUR	Jan. 8, 2015	State Street Bank and Trust		€43,500 Sold	59,608	52,639	6,969
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,903 Sold	22,845	20,455	2,390
EUR	Jan. 8, 2015	State Street Bank and Trust		€1,153 Sold	1,559	1,396	163
EUR	Jan. 8, 2015	State Street Bank and Trust		€16,000 Sold	22,235	19,361	2,874
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,114	13,432	1,682
EUR	Jan. 8, 2015	State Street Bank and Trust		€11,100 Sold	15,112	13,432	1,680
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,650 Bought	(4,875)	(4,417)	(458)
EUR	Jan. 8, 2015	State Street Bank and Trust		€4,053 Sold	5,237	4,905	332
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,575 Sold	4,517	4,326	191
EUR	Jan. 8, 2015	State Street Bank and Trust		€3,205 Sold	3,983	3,878	105
EUR	Oct. 9, 2015	State Street Bank and Trust		€61,278 Sold	78,369	74,397	3,972
EUR	Jan. 11, 2016	J.P. Morgan Chase Bank		€5,400 Sold	7,413	6,571	842
EUR	Jan. 11, 2016	J.P Morgan Chase Bank		€61,000 Sold	83,436	74,228	9,208
GBP	Jan. 8, 2015	State Street Bank and Trust		£22,000 Sold	35,388	34,288	1,100
GBP	Apr. 7, 2017	J.P. Morgan Chase Bank		£45,700 Sold	74,737	71,470	3,267

Total					$480,629	$440,184	$40,445

The Company entered into three cross currency swaps with a total notional amount of $455.75 million during the year ended December 31, 2015. Cross currency swaps are interest rate swaps in which interest cash flows are exchanged between two parties based on the notional amounts of two different currencies. These swaps are marked-to-market by recognizing the difference between present value of cash flows of each leg of the swaps as unrealized appreciation or depreciation. Realized gain or loss is recognized when periodic payments are received or paid and the swaps are terminated. The entire notional value of a cross currency swap is subject to the risk that the counterparty to the swap will default on its contractual delivery obligations. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

4.	Derivative Instruments (continued)

As of December 31, 2015, the Company’s open cross currency swaps were as follows ($ in thousands). The Company did not have any cross currency swaps as of December 31, 2014.

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of $13,161	6/30/2017	$(304)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.260% on EUR notional amount of $282,962	12/31/2017	4,402
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of $84,637	12/31/2017	3,845

				$7,943

As of December 31, 2015, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $532.95 million, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2015				Hedges As of December 31, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	31,021	$23,949	$21,471	A$	30,887	$21,781
Euros		€404,360	439,438	368,746		€333,447	372,935
British Pound Sterling		£121,426	179,006	177,509		£89,890	138,232

Total			$642,393	$567,726			$532,948

Interest Rate Swaps:

The Company entered into two interest rate swaps with a total notional amount of $500 million during the year ended December 31, 2015. Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to the counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

As of December 31, 2015, the Company’s open interest rate swaps were as follows ($ in thousands). The Company did not have any interest rate swaps as of December 31, 2014.

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,457
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,564

					$6,021

4.	Derivative Instruments (continued)

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s consolidated statements of assets and liabilities as of December 31, 2015 and 2014 represented 0.5% and 1.2%, respectively, of the Company’s net assets.

Below is a summary of the Company’s investments in equity options and warrants as of December 31, 2015 and 2014 (in thousands, except share amounts):

			As of December 31, 2015
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,551
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,754
Education Management Corp., Warrants	1/5/2022	2,320,791	371	-
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,332
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	213
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	370
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	-

Total			$31,433	$12,220

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

			As of December 31, 2014
Company	Expiration Date	No. Shares	Cost	Fair Value
Gruppo Argenta S.p.A., Warrants	(1)	225,289	$5,342	$3,951
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	11,724
Home Partners of America, Inc., Warrant Delivery Rights	(1)	1,968	32	32
Home Partners of America, Inc., Warrants	(1)	707	77	78
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	903

Total			$21,458	$16,688

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2015 and 2014 generally reflect the volume of derivative activity throughout the periods presented.

Total Return Swaps:

On November 15, 2012, Halifax Funding entered into the TRS with the Bank of Nova Scotia (“BNS” or the “Counterparty”). The TRS arrangement with BNS consists of a set of TRS agreements. On October 22, 2015, Halifax Funding amended the TRS agreements. Pursuant to the amended TRS agreements, Halifax Funding may select a portfolio of single-name corporate loans and/or bonds (each, a “TRS asset” and together, the “TRS assets”) with a maximum aggregate notional amount of $500 million. Under the terms of the TRS agreements, each TRS asset included in the TRS portfolio constitutes a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements are calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding receives quarterly from BNS (i) all collected interest and fees generated by the TRS assets and (ii) realized gains from the sale or principal payments/paydowns of TRS assets, if any. Halifax Funding pays to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three-month LIBOR plus 1.40% per annum and (ii) realized losses, if any, related to the TRS assets. In addition, upon the termination of the TRS arrangement, Halifax Funding will either receive from BNS any net realized gain, or pay to BNS any net realized loss, on the liquidation of TRS assets.

4.	Derivative Instruments (continued)

Halifax Funding posts collateral in the form of certificates of deposit held by a custodian. Generally, the required collateral amount is at least 33.3% of the notional amount of each TRS asset at the time that such TRS asset is confirmed for acquisition by the Counterparty. Halifax Funding may be required to post additional collateral in the event the value of the TRS assets decreases below a specified amount. Halifax Funding is required to post additional collateral to ensure that the collateral’s market value, as solely determined by BNS, is at least equal to 25% of the value of the TRS portfolio.

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $13.16 million if the TRS had been terminated as of December 31, 2015.

As of December 31, 2015 and 2014, Halifax Funding had selected 51 and 49 underlying debt positions, respectively, and had posted $142.64 million and $115.70 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of December 31, 2015 and 2014 (in thousands).

	December 31, 2015	December 31, 2014
Settled notional amount	$310,371	$277,375
Unsettled additions	14,595	10,366

Total notional amount	$324,966	$287,741

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	December 31, 2015	December 31, 2014
Interest and fee income	$4,658	$3,545
Financing charge	(896)	(513)
Net realized loss	(571)	(26)
Net unrealized depreciation of TRS assets	(16,753)	(6,451)

TRS total fair value	$(13,562)	$(3,445)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Year Ended December 31,
	2015	2014
Interest and fee income	$17,242	$4,928
Financing charge	(4,028)	(696)
Net realized gains (losses)	(301)	255

Net realized gains on derivative instruments related to the TRS	$12,913	$4,487

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans – First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,798	$6,737	$(61)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,249	4,043	(206)
Alion Science & Technology Corp. (c)	Capital Goods	L + 450	1.00%	8/19/2021	2,858	2,830	(28)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	7,932	7,804	(128)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,169	6,174	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,939	3,743	(196)
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,493	(252)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,582	(188)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	707	562	(145)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,857	2,801	(56)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,448	12,366	(82)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,459	(439)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,772	4,630	(142)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,888	4,816	(72)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,947	3,706	(241)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,901	4,517	(384)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,824	8,507	(317)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,933	9,725	(208)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	405	404	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,977	4,753	(224)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	1,616	(1,218)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,353	7,918	(435)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,463	12,183	(280)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	1,901	1,889	(12)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,962	9,670	(292)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,398	(549)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,747	(174)
iPayment, Inc. (c)	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,318	(405)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,833	9,689	(144)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,343	7,233	(110)
MCS AMS Sub-Holdings, LLC (c)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	12,150	12,000	(150)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,351	8,104	(247)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,797	7,835	(962)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,231	(467)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,838	4,385	(453)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,938	4,943	5
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,774	7,131	(1,643)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,425	7,979	(446)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,714	4,470	(244)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,963	5,479	(1,484)

Total Senior Secured Loans - First Lien					269,945	256,870	(13,075)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,248	(410)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,274	(359)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,261	(70)
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,688	(333)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,005	107
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,179	(474)
Progressive Solutions	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	3,960	3,925	(35)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,391	(1,159)

Total Senior Secured Loans - Second Lien					46,704	43,971	(2,733)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,273	(367)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,080	(595)

Total Senior Secured Bonds					7,315	6,353	(962)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,019	17

Total Subordinated Debt					1,002	1,019	17

TOTAL					$324,966	$308,213	$(16,753)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2015.

(d) Investment was on non-accrual status as of December 31, 2015.

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

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$1,064,704	$1,814,254	$2,878,958
Subordinated debt	-	228,222	229,065	457,287
Structured products	-	-	116,208	116,208
Equity/Other	-	12,800	257,008	269,808

Subtotal	-	1,305,726	2,416,535	3,722,261
Short term investments	7,071	-	-	7,071

Total investments	$7,071	$1,305,726	$2,416,535	$3,729,332

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$-	$8,247	$-	$8,247
Foreign currency forward contracts	-	2,258	-	2,258
Interest rate swaps	-	6,021	-	6,021
Liabilities
Cross currency swaps	-	(304)	-	(304)
Foreign currency forward contracts	-	(541)	-	(541)
Total return swaps	-	-	(13,562)	(13,562)

Total	$-	$15,681	$(13,562)	$2,119

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$976,274	$1,143,744	$2,120,018
Subordinated debt	-	236,896	196,859	433,755
Structured products	-	-	36,421	36,421
Equity/Other	-	5,069	125,308	130,377

Subtotal	-	1,218,239	1,502,332	2,720,571
Short term investments	629	-	-	629

Total investments	$629	$1,218,239	$1,502,332	$2,721,200

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$-	$40,903	$-	$40,903
Liabilities
Foreign currency forward contracts	-	(458)	-	(458)
Total return swaps	-	-	(3,445)	(3,445)

Total	$-	$40,445	$(3,445)	$37,000

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At December 31, 2015, the Company held 93 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.42 billion and 64.8% of the total investment portfolio. At December 31, 2014, the Company held 63 distinct investment positions classified as Level 3, representing an aggregate fair value of $1.50 billion and 55.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2015 and 2014 were as follows (in thousands):

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,795,749	Discounted Cash Flow	Discount Rate	8.11% - 21.34% (11.99%)	Decrease
			Market Yield	6.25% - 19.32% (9.56%)	Decrease
			Yield Premium	0.00% - 6.50% (2.35%)	Decrease
			Weighted Average Cost of Capital	6.40% - 19.70% (10.53%)	Decrease
			EBITDA Multiple	3.90x - 11.61x (8.21x)	Increase
			Tangible Book Value Multiple	1.30x - 1.40x (1.35x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,353	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	6.26x (6.26x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.33% (0.33%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	18.07% (18.07%)	Increase
	6,273	Discounted Cash Flow/Quote/ Liquidation Analysis	Discount Rate	146.51% (146.51%)	Increase
			Quote	14.50% (14.50%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	2,879	Liquidation Analysis	Expected Recovery Given Liquidation	13.80% (13.80%)	Increase
Subordinated Debt	227,576	Discounted Cash Flow	Discount Rate	11.31% - 21.51% (15.12%)	Decrease
			Market Yield	7.21% - 19.53% (10.11%)	Decrease
			Yield Premium	0.00% - 4.25% (4.20%)	Decrease
			Weighted Average Cost of Capital	10.15% - 19.50% (14.69%)	Decrease
			EBITDA Multiple	6.42x - 22.99x (11.54x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	1,489	Option Pricing Model	EBITDA Multiple	9.27x (9.27x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	1.24% (1.24%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.00 years (3.00 years)	Increase
Structured Products	109,083	Discounted Cash Flow	Discounted Rate	11.22% - 17.38% (15.41%)	Decrease
	7,125	Book Value	Book Value	1.00x (1.00x)	Increase
Equity/Other	115,060	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	3.93% (3.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	1,127	Discounted Cash Flow	Discount Rate	11.60% - 12.60% (12.60%)	Decrease
	76,807	Net Asset Value	Net Asset Value	N/A	Increase
	52,295	Market Comparables	EBITDA Multiple	5.29x - 12.52x (9.37x)	Increase
			Revenue Multiple	0.24x - 2.24x (1.87x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.86%)	Decrease
	11,719	Option Pricing Model	EBITDA Multiple	5.37x - 11.16x (6.53x)	Increase
			Implied Volatility	20.00% - 37.50% (33.52%)	Increase
			Risk Free Rate	0.00% - 1.24% (0.25%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.00 years (2.60 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.03%)	Decrease
Total	$2,416,535

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2014
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,143,744	Discounted Cash Flow	Discount Rate	6.07% - 20.50% (11.49%)	Decrease
			Market Yield	5.89% - 19.69% (8.98%)	Decrease
			Yield Premium	0.00% - 6.50% (1.88%)	Decrease
			Weighted Average Cost of Capital	6.60% - 17.85% (10.78%)	Decrease
			EBITDA Multiple	4.25x - 17.00x (8.34x)	Increase
			Tangible Book Value Multiple	1.65x (1.65x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
Subordinated Debt	186,805	Discounted Cash Flow	Discount Rate	11.37% - 20.11% (13.89%)	Decrease
			Market Yield	8.08% - 17.51% (10.15%)	Decrease
			Yield Premium	3.80% - 4.00% (3.91%)	Decrease
			Weighted Average Cost of Capital	9.45% - 19.50% (13.33%)	Decrease
			EBITDA Multiple	6.50x - 13.50x (9.53x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,487	Option Pricing Model	EBITDA Multiple	10.30x (10.30x)	Increase
			Implied Volatility	45.00% (45.00%)	Increase
			Risk Free Rate	1.10% (1.10%)	Increase
			Term	3.00 years (3.00 years)	Increase
	567	Market Comparables	EBITDA Multiple	4.00x (4.00x)	Increase
Structured Products	36,421	Discounted Cash Flow	Discount Rate	10.95% - 15.50% (11.33%)	Decrease
Equity/Other	47,210	Market Comparables	EBITDA Multiple	5.30x - 10.50x (8.68x)	Increase
			Revenue Multiple	0.18x (0.18x)	Increase
			Illiquidity Discount	10.00% - 15.00% (12.22%)	Decrease
	4,256	Option Pricing Model	EBITDA Multiple	10.30x - 13.50x (13.27x)	Increase
			Implied Volatility	30.00% - 45.00% (31.07%)	Increase
			Risk Free Rate	1.10% - 1.28% (1.27%)	Increase
			Term	3.00 years - 4.00 years (3.93 years)	Increase
			Illiquidity Discount	0.00% - 10.00% (9.28%)	Decrease
	49,094	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	5.47% (5.47%)	Increase
			Illiquidity Discount	3.50% (3.50%)	Decrease
	23,206	Net Asset Value	Net Asset Value	N/A	Increase
	1,542	Discounted Cash Flow	Discount Rate	12.30% - 13.10% (12.90%)	Decrease
Total	$1,502,332

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2015 and 2014. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the years ended December 31, 2015 and 2014 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Year Ended December 31, 2015
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	921,963	131,879	141,892	163,608	-	1,359,342
Net realized gains (losses) (2)	(5,189)	1,069	5,361	6,282	12,913	20,436
Net change in unrealized depreciation (3)	(112,169)	(37,597)	1,868	(22,943)	(10,117)	(180,958)
Sales or repayments (4)	(138,147)	(64,314)	(69,334)	(15,247)	(12,913)	(299,955)
Net discount accretion	4,052	1,169	-	-	-	5,221

Fair value balance as of December 31, 2015	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2015 (3)	$(114,379)	$(37,501)	$4,465	$(23,068)	$(10,117)	$(180,600)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

	Year Ended December 31, 2014
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of January 1, 2014	$611,276	$171,921	$55,575	$24,671	$1,861	$865,304
Additions (1)	728,137	95,372	3,000	110,597	-	937,106
Net realized gains (losses) (2)	733	1,970	(199)	-	4,487	6,991
Net change in unrealized appreciation (depreciation) (3)	(26,295)	(19,101)	2,644	2,758	(5,306)	(45,300)
Sales or repayments (4)	(201,786)	(54,617)	(24,597)	(5,189)	(4,487)	(290,676)
Net discount accretion	2,548	1,314	(2)	-	-	3,860
Transfers out of Level 3	-	-	-	(7,529)	-	(7,529)
Transfers into Level 3	29,131	-	-	-	-	29,131

Fair value balance as of December 31, 2014	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2014 (3)	$(23,708)	$(16,798)	$2,678	$2,758	$(5,306)	$(40,376)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments and the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

5.	Fair Value of Financial Instruments (continued)

No securities were transferred into or out of the Level 3 hierarchy during the year ended December 31, 2015. One security was transferred into the Level 3 hierarchy and one security was transferred out of the Level 3 hierarchy during the year ended December 31, 2014. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s consolidated statements of operations.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the year ended December 31, 2015, the Company recorded $3.48 million in deferred offering expenses related to the Follow-On Offering, or 0.5% of gross offering proceeds of the Follow-On Offering.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

6.	Related Party Transactions (continued)

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

Related party fees, expenses and expenses incurred on behalf of the Company during the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

		Year Ended December 31,
Related Party	Source Agreement & Description	2015	2014	2013
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$61,357	$72,099	$78,713

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	70,298	48,903	30,089

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	8,733	17,034	6,992
CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-	2,323
CNL and KKR	Investment Advisory Agreement: Offering expenses(3)	3,477	6,051	7,750

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	1,518	910	469

CNL	Administrative Services Agreement: Administrative and compliance services(4)	1,536	2,125	1,536

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, $13.09 million, $17.21 million and $1.71 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of December 31, 2015, 2014 and 2013, a subordinated incentive fee on income of $0.75 million, $5.11 million and $5.28 million, respectively, was payable to the Advisors.

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Incentive Fee on Capital Gains for the Year Ended December 31,	2015	2014	2013
Accrued incentive fee on capital gains as of January 1,	$-	$11,128	$2,087
Incentive fee on capital gains expense during the year ended December 31,	-	(8,805)	9,041
Less: Incentive fee on capital gains paid to the Advisors during the year ended December 31,	-	(2,323)	-

Accrued incentive fee on gains as of December 31,	-	-	11,128
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of December 31,	-	-	(8,805)

Incentive fee on capital gains earned by and payable to the Advisors as of December 31,	$-	$-	$2,323

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Year Ended December 31,	2015	2014	2013
Offering expenses reimbursement payable as of January 1,	$272	$240	$437
Additional offering expenses deferred during the year ended December 31,	3,477	6,051	7,750
Offering expenses reimbursement payable as of December 31,	(210)	(272)	(240)

Offering expenses reimbursement paid to the Advisors during the year ended December 31,	$3,539	$6,019	$7,947

Outstanding unreimbursed offering expenses (net of amounts payable) as of December 31,	$-	$-	$1,561

(4)	Includes $0.66 million and $0.44 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the years ended December 31, 2014 and 2013, respectively. Effective January 1, 2015, these services were no longer reimbursable Advisor expenses.

6.	Related Party Transactions (continued)

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $7.61 million, $5.71 million and $11.39 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, $0.18 million of capital structuring fees were receivable from the Advisors.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnifications to its officers, directors, agents, and certain other persons. As of December 31, 2015, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Year Ended December 31,
Fee Income	2015	2014	2013
Capital structuring fees	$7,610	$5,706	$11,389
Commitment fees	477	498	722
Consent fees	—	455	83
Amendment fees	9,689	219	1,127
Other	529	152	482

Total	$18,305	$7,030	$13,803

8.	Distributions

The Company’s board of directors declared distributions for 52, 52 and 53 record dates in each of the years ended December 31, 2015, 2014 and 2013, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the year ended December 31, 2015, 2014 and 2013 are presented in the tables below (in thousands, except per share amounts).

	Year Ended December 31,
	2015			2014			2013
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share		Amount	Allocation
Total Declared Distributions	$0.80	$205,044	100.0%	$0.80	$142,018	100.0%	$0.83	(1)	$87,005	100.0%
From net investment income	0.69	176,688	86.2	0.73	130,126	91.6	0.47		49,935	57.4
From net realized gains	0.11	28,356	13.8	0.07	11,892	8.4	0.27		28,047	32.2
Distributions in excess of net investment income	—	—	—	—	—	—	0.09		9,023	10.4

(1)	Includes a special distribution of $0.03 per share.

8.	Distributions (continued)

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current year to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the years ended December 31, 2015, 2014 and 2013 (in thousands).

Year Ended December 31,	2015	2014	2013
Ordinary income component of tax basis undistributed earnings	$56,222	$3,531	$819
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(38,728)	43,626	(3,034)
Net change in unrealized (appreciation) depreciation on total return swaps	(10,117)	(5,306)	512
Realized losses not currently deductible	21,802	—	—
Net investment loss from Taxable Subsidiaries	2,604	1,002	—
Unearned performance-based incentive fees on unrealized gains	—	(8,805)	6,718
Offering expenses	4,481	6,833	6,502
Taxable income from investments on non-accrual status	8,455	2,615	1,048
Non-deductible excise tax expense	2,890	1,392	—
Other book-tax differences	(455)	(184)	(12)

Total(1)	$47,154	$44,704	$12,553

(1)	See Note 12 for a reconciliation of net increase in net assets resulting from operations to taxable income from distributions.

For the years ended December 31, 2015 and 2014, there were no distributions in excess of net investment income. For the year ended December 31, 2013, the tax-related sources of distributions of $12.55 million was greater than the distributions in excess of net investment income of $9.02 million. None of the distributions declared during the years ended December 31, 2015, 2014 and 2013 were classified as a tax basis return of capital.

On December 30, 2015, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on January 5, 2016 through and including January 26, 2016.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the years ended December 31, 2015, 2014 and 2013 (in thousands except share and per share amounts).

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from offering	63,742,355	$679,862	69,802,396	$781,169	77,259,720	$849,308
Commissions and marketing support fees	—	(61,357)	—	(72,099)	—	(78,713)

Net proceeds to company	63,742,355	618,505	69,802,396	709,070	77,259,720	770,595
Reinvestment of distributions	10,950,275	105,363	7,952,695	80,646	3,664,801	36,605

Net proceeds from offering	74,692,630	$723,868	77,755,091	$789,716	80,924,521	$807,200

Average net proceeds per share	$9.69		$10.16		$9.97

As of December 31, 2015, the Company has sold 296.15 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.20 billion.

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

9.	Share Transactions (continued)

The following table is a summary of the share repurchases completed during the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	9.74
August 28, 2015	5,424,683	1,093,421	$10,573	20%	9.67
December 1, 2015	5,911,358	1,243,483	11,502	21%	9.25

Total	20,690,679	3,394,021	$32,416	16%

2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12
August 29, 2014	3,550,268	615,007	$6,242	17%	10.15
December 1, 2014	4,000,694	401,224	4,037	10%	10.06

Total	13,254,692	1,647,464	$16,628	12%

2013:
February 20, 2013	785,106	84,074	$818	11%	$9.73
May 24, 2013	1,158,737	68,788	682	6%	9.91
August 27, 2013	1,596,287	116,779	$1,142	7%	9.78
November 25, 2013	2,084,159	359,217	3,560	17%	9.91

Total	5,624,289	628,858	$6,202	11%

10.	Borrowings

The Company’s outstanding borrowings as of December 31, 2015 and 2014 were as follows (in thousands):

	As of December 31, 2015						As of December 31, 2014
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$700,000	(2)	$632,980	(3)	$632,980		$655,000	$230,000	$230,000
Deutsche Bank Credit Facility(1)	250,000		210,000		210,000		340,000	47,000	47,000
BNP Credit Facility(1)	200,000		188,000		188,000		200,000	100,450	100,450
SMBC Credit Facility(1)	200,000		—		—		—	—	—

Total credit facilities	1,350,000		1,030,980		1,030,980		1,195,000	377,450	377,450
2014 Senior Secured Term Loan	393,000		393,000		391,612	(4)	397,000	397,000	395,228	(4)

Total borrowings	$1,743,000		$1,423,980		$1,422,592		$1,592,000	$774,450	$772,678

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Includes $49.70 million denominated in Euros and $58.28 denominated in British Pound Sterling.
(4)	Comprised of outstanding principal less the unaccreted original issue discount.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2015 were 2.94% and 2.0 years, respectively, and as of December 31, 2014 were 3.24% and 3.2 years, respectively.

10.	Borrowings (continued)

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $700 million as of December 31, 2015, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. On May 28, 2015 and September 18, 2015, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased by $20 million and $25 million, respectively. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, CCT Tokyo Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated interest expense	$9,626	$3,344	$1,588
Unused commitment fees	1,413	3,093	180
Amortization of deferred financing costs	1,763	1,263	315

Total interest expense	$12,802	$7,700	$2,083

Weighted average interest rate	2.8%	3.1%	2.8%
Average borrowings	$347,175	$108,193	$173,356(1)

(1)	Average borrowings for the Senior Secured Revolving Credit Facility for the year ended December 31, 2013 are calculated since the inception date of the facility, or September 4, 2013

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

10.	Borrowings (continued)

Interest on the Tranche E Loans is charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans is charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated interest expense	$3,241	$2,557	$4,982
Unused commitment fees	404	1,310	299
Amortization of deferred financing costs	309	788	573

Total interest expense	$3,954	$4,655	$5,854

Weighted average interest rate	2.2%	2.3%	2.3%
Average borrowings	$147,148	$111,976	$221,098

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated interest expense	$1,616	$1,356	$799
Unused commitment fees	355	683	257
Amortization of deferred financing costs	—	208	263

Total interest expense	$1,971	$2,247	$1,319

Weighted average interest rate	1.3%	1.3%	1.3%
Average borrowings	$121,375	$106,577	$110,950(1)

(1)	Average borrowings for the BNP Credit Facility for the year ended December 31, 2013 are calculated since the inception date of the facility, or June 12, 2013

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2015 and 2014, Paris Funding had investments with a fair value of $315.88 million and $258.34 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal

10.	Borrowings (continued)

to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the year ended December 31, 2015. As of December 31, 2015, there were no securities rehypothecated by BNP. Paris Funding recognized fees on Rehypothecated Securities of $0.03 million during the year ended December 31, 2014. Paris Funding did not recognize any fees on Rehypothecated Securities during the year ended December 31, 2013.

SMBC Credit Facility

On December 2, 2015, CCT Tokyo Funding entered into a revolving credit facility with Sumitomo Mitsui Banking Corporation (“Sumitomo”), under which CCT Tokyo Funding may borrow up to $200 million (the “SMBC Credit Facility”). The SMBC Credit Facility consists of a Loan and Servicing Agreement among CCT Tokyo Funding, as borrower, the Company, as servicer and transferor, Sumitomo, as administrative agent and collateral agent, and each of the lenders from time to time party thereto (the “LSA”), a Custody Agreement by and among CCT Tokyo Funding, the Company, Sumitomo and Wells Fargo Bank, National Association (“Wells Fargo”) and a Securities Account Control Agreement by and among CCT Tokyo Funding, the Company, Sumitomo and Wells Fargo, each dated as of December 2, 2015, which are collectively referred to as the SMBC Financing Agreements.

CCT Tokyo Funding’s obligations to Sumitomo under the SMBC Financing Agreements are secured by a first priority security interest in substantially all of the assets of CCT Tokyo Funding, including its portfolio of assets. Such pledged assets are held in a segregated custody account with Wells Fargo. CCT Tokyo Funding retains the benefits of ownership of the assets pledged to secure borrowings under the Financing Agreements. At the option of CCT Tokyo Funding, interest is charged at either the rate of three month LIBOR (London Interbank Offered Bank) plus 1.75%, if the average advances outstanding are greater than $100,000,000, otherwise plus 2.00%, or the higher of the Prime Rate (as defined in the LSA) or the Federal Funds rate plus 0.50%, plus 0.75% if the average advances outstanding are greater than $100,000,000, otherwise plus 1.00%. Interest is payable quarterly. From and including the Closing Date to and including the earlier to occur of (a) the date six months following the Closing Date and (b) the date upon which the amount of advances outstanding is equal to $200,000,000, CCT Tokyo Funding will also pay a quarterly non-usage fee of 0.35% on any unused commitment amounts if the average daily amount of the advances outstanding during a remittance period is equal to or greater than the lesser of (i) 50% of the borrowing base during the remittance period and (ii) $100,000,000 (such lesser amount, the “Later Period Threshold Amount”). If the average daily amount of the advances outstanding during a remittance period is less than the Later Period Threshold Amount, CCT Tokyo Funding will pay a fee of 0.875% for any unused portion up to or equal to the difference of the Later Period Threshold Amount less the amount of advances outstanding in addition to the non-usage fee of 0.35% on any remaining unused portion.

In connection with the SMBC Financing Agreements, the Company and CCT Tokyo Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and facility termination events, the Financing Agreements contain the following additional facility termination events, among others: (a) the occurrence of a default, termination event or similar condition by the Company or CCT Tokyo Funding under third-party agreements for borrowed money above a specified value; and (b) the unfunded exposure amount exceeds $20,000,000 for more than five business days. CCT Tokyo Funding may terminate the LSA with 3 business days’ prior written notice and upon payment in full of all advances outstanding and other obligations under the credit facility, as well as a prepayment penalty. If certain requirements are not met, the LSA could be deemed in default and result in termination. Absent a default or facility termination event, Sumitomo may not terminate the LSA. The LSA has a stated maturity date of December 2, 2020.

As of December 31, 2015, CCT Tokyo Funding has not borrowed against the SMBC Credit Facility. CCT Tokyo Funding recorded amortization of deferred financing costs of $0.04 million during the year ended December 31, 2015.

10.	Borrowings (continued)

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

Maturities of the 2014 Senior Secured Term Loan for each of the next four years, in aggregate, as of December 31, 2015 were as follows (in thousands):

2016	$4,000
2017	4,000
2018	4,000
2019	381,000

$393,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the year ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Stated interest expense	$16,039	$10,014
Accretion of original issue discount	384	228
Amortization of deferred financing costs	1,088	646

Total interest expense	$17,511	$10,888

Weighted average interest rate	4.2%	4.2%
Average borrowings	$395,477	$398,765(1)

(1)	Average borrowings for the 2014 Senior Secured Term Loan for the year ended December 31, 2014 are calculated since the inception date of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2015 and 2014, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2015, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$1,090

Unfunded delayed draw loans:
Traverse Midstream Partners, LLC	18,785
Marshall Retail Group, LLC	1,200

19,985

Unfunded equity commitments:
Orchard Marine, Ltd	14,975
Star Mountain SMB Multi-Manager Credit Platform, LP	45,511
Home Partners of America, Inc.	28,668
KKR BPT Holdings Aggregator, LLC	10,500
Great American Group	66,119

165,773

Total Unfunded Commitments	$186,848

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2015, the Company’s unfunded debt commitments have a fair value of ($0.53) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2015, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2015 and 2014.

12.	Federal Income Taxes

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax differences, both in timing and character, result in reclassifications to (i) paid-in capital in excess of par value, (ii) undistributed net investment income, (iii) accumulated net realized gains (losses) and (iv) accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation, as appropriate.

As of December 31, 2015 and 2014, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2015	2014
Paid-in capital in excess of par value	$(7,372)	$(8,224)
Undistributed net investment income	58,149	26,886
Accumulated net realized gains (losses)	(50,777)	(18,662)

12.	Federal Income Taxes (continued)

The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for years ended December 31, 2015, 2014 and 2013, (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net (decrease) increase in net assets resulting from operations	$(38,207)	$84,317	$104,957
Net change in unrealized (appreciation) depreciation on investments	232,449	104,589	(31,027)
Net change in unrealized appreciation on cross currency swaps	(7,943)	—	—
Net change in unrealized appreciation on interest rate swaps	(6,021)	—	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1,778)	(1,463)	1,530
Realized losses not currently deductible	21,802	—	—
Net investment loss from Taxable Subsidiaries	2,604	1,002	—
Unearned performance-based incentive fee on unrealized gains	—	(8,805)	6,718
Offering expense	4,481	6,833	6,502
Taxable income from investments on non-accrual status	8,455	2,615	1,048
Non-deductible excise tax expense	2,890	1,392	—
Other book-tax differences	(455)	(184)	(12)

Taxable income available for distributions	$218,277	$190,296	$89,716

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015		2014		2013
Paid Distributions attributable to:	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary Income	$204,646	99.8(1)	$139,453	98.2(1)	$80,667	92.7(1)
Realized long term capital gains	398	0.2	2,565	1.8	6,338	7.3

Total	$205,044	100.0%	$142,018	100.0%	$87,005	100.0%

Paid distributions as a percentage of taxable income available for distributions	94%		75%		97%

(1)	Including short term capital gains of $–, $15,985 and $13,358 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the components of tax basis accumulated earnings were as follows (in thousands):

	2015	2014
Undistributed ordinary income – net	$69,853	$51,410
Undistributed capital gains	—	398
Unrealized gains (losses) – net	(282,819)	(67,377)
Other temporary adjustments	(15,879)	(5,383)
Capital loss carryover	(27,986)	—

Total accumulated earnings – net	$(256,831)	$(20,952)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the Company’s capital loss carryover generated during the year ended December 31, 2015 will not be subject to expiration.

For the year ended December 31, 2015, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2015 is estimated to be approximately $69.85 million, which will not be finalized until the 2015 tax returns are filed in 2016. For the years ended December 31, 2014 and 2013, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2015 and 2014 were approximately $51.81 million and $3.53 million, respectively.

12.	Federal Income Taxes (continued)

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the years ended December 31, 2015 and 2014, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $2.89 million and $1.39 million for the years ended December 31, 2015 and 2014, respectively. The Company did not record any expense for U.S. federal excise tax for the year ended December 31, 2013.

The Company’s Taxable Subsidiaries are subject to U.S. Federal and State income taxes. During the years ended December 31, 2015 and 2014, the Company recorded net federal and state deferred income tax benefits related to its Taxable Subsidiaries of approximately $0.94 million and $1.53 million, respectively, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of December 31, 2015 and 2014, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the years ended December 31, 2015 and 2014, the Taxable Subsidiaries had an effective tax rate of zero. The Company did not record any federal or state income tax expense or benefit during the year ended December 31, 2013.

The significant components of the net deferred tax assets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$1,789	$388
Partnership basis differences	528	1,125
Other	154	—

Subtotal deferred tax assets	2,471	1,513
Less: Valuation allowance	(2,471)	(1,513)

Net deferred tax assets	$—	$—

During the year ended December 31, 2015, the Company recorded foreign income tax expense of $0.56 million, of which $0.48 million represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations. The Company did not record any foreign income tax expense during the years ended December 31, 2014 and 2013.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2015, 2014, 2013 and 2012, and the period from June 17, 2011 (commencement of operations) through December 31, 2011.

	Year Ended December 31,				Period from June 17, 2011 (commencement of operations) through December 31, 2011
	2015	2014	2013	2012
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$9.79	$10.00	$9.75	$9.21	$9.00
Net investment income (loss), before expense support/reimbursement(1)	0.69	0.73	0.49	0.51	(0.23)
Expense support/reimbursement(1)	—	—	(0.01)	(0.01)	0.60

Net investment income(1)	0.69	0.73	0.48	0.50	0.37
Net realized and unrealized gain (loss)(1)(2)	(0.79)	(0.18)	0.55	0.70	0.08
Net increase (decrease) resulting from investment operations	(0.10)	0.55	1.03	1.20	0.45

Distributions from net investment income(3)	(0.69)	(0.73)	(0.47)	(0.51)	(0.37)
Distributions from realized gains	(0.11)	(0.07)	(0.27)	(0.10)	—
Distributions in excess of net investment income(3)(4)	—	—	(0.09)	(0.15)	—

Net decrease resulting from distributions to common shareholders	(0.80)	(0.80)	(0.83)	(0.76)	(0.37)

Issuance of common stock above net asset value(5)	0.04	0.04	0.05	0.10	0.13
Repurchases of common stock(6)	—	—	—	—	—

Net increase resulting from capital share transactions	0.04	0.04	0.05	0.10	0.13

Net asset value, end of year	$8.93	$9.79	$10.00	$9.75	$9.21

13.	Financial Highlights (continued)

	2015	2014	2013	2012	Period from June 17, 2011 (commencement of operations) through December 31, 2011
OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	(2.0)%	4.1%	10.2%	14.2%	6.5%
Total investment return-net asset value(8)	(0.9)%	5.9%	11.4%	14.3%	6.5%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of Year	$2,594,022	$2,145,821	$1,430,434	$611,484	$65,163
Average net assets(9)	$2,428,271	$1,783,121	$1,036,498	$304,261	$20,926
Average borrowings(9)	$1,011,175	$572,484	$339,271	$110,072	$4,080
Shares outstanding, end of Year	290,430	219,132	143,024	62,728	7,073
Weighted average shares outstanding	254,846	177,394	104,506	31,395	2,309

Ratios to Average Net Assets:(9)
Total operating expenses before expense support/reimbursement	5.54%	5.56%	6.61%	6.46%	7.08%
Total operating expenses after expense support/reimbursement	5.54%	5.56%	6.72%	6.54%	0.51%
Net investment income	7.28%	7.30%	4.82%	5.16%	4.08%
Total investment income	12.81%	12.94%	11.54%	11.69%	4.58%
Portfolio turnover rate	26%	23%	73%	85%	1%
Asset coverage ratio(10)	2.61	3.27	2.96	3.59	3.57

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

13.	Financial Highlights (continued)

(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the consolidated financial statements.

14.	Significant Subsidiaries

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that two of its portfolio companies, Comet Aircraft S.A.R.L. (“Comet Aircraft”) and Innovating Partners, LLC (“Innovating Partners”) are significant subsidiaries for the year ended December 31, 2015 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, aggregate financial information for the period from February 20, 2015 (commencement of operations) through December 31, 2015 for Comet Aircraft and for the period from April 14, 2015 (commencement of operations) through December 31, 2015 for Innovating Partners have been included as follows (in thousands):

Balance sheet items	As of December 31, 2015
Current assets	$34,422
Noncurrent assets	711,728
Current liabilities	58,250
Noncurrent liabilities	688,719
Equity	(819)

Statement of operations items	For the period from commencement of operations through December 31, 2015
Total revenue	$48,910
Total operating expense	62,903
Net operating loss	(13,993)
Net loss	(13,151)

15.	Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands, except per share amounts).

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$87,046	$77,931	$72,166	$73,954
Net investment income	49,110	45,628	42,760	39,190
Net realized and unrealized losses	(88,794)	(105,359)	(13,336)	(7,406)
Net increase (decrease) in net assets resulting from operations	(39,684)	(59,731)	29,424	31,784
Basic and diluted earnings (losses) per common share	(0.14)	(0.23)	0.12	0.14
Net asset value per common share at end of quarter	8.93	9.26	9.67	9.74

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$68,073	$63,348	$49,358	$49,933
Net investment income	47,292	35,590	26,533	20,711
Net realized and unrealized gains (losses)	(65,658)	(13,755)	9,823	23,781
Net increase (decrease) in net assets resulting from operations	(18,366)	21,835	36,356	44,492
Basic and diluted earnings (losses) per common share	(0.09)	0.12	0.22	0.30
Net asset value per common share at end of quarter	9.79	10.06	10.15	10.13

16.	Subsequent Events

On January 8, 2016, the Company announced the Follow-On Offering will be closing on or about February 12, 2016 to investors who purchase shares through the independent broker-dealer channel but will remain open to investors who purchase shares through the registered investment advisor channel. Following the closing of the Follow-On Offering to investors who purchase shares through the independent broker-dealer channel, the Company expects that, subject to the discretion of the Company’s board of directors and applicable law:

•	it will continue to conduct quarterly tender offers pursuant to its share repurchase program;

•	distributions will be declared and paid on a monthly basis, as determined by the Board; and

•	the Company’s distribution reinvestment plan will remain in effect, and participating stockholders will be able to reinvest distributions at a per share price equivalent to 90% of the public offering price pursuant to the effective registration statement at the time of purchase.

On January 13, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 6,371,100 shares of common stock at a cash price of $8.92 per share. The tender offer terminated on February 24, 2016, upon which the Company repurchased 1.83 million shares of common stock for an aggregate purchase price of $16.30 million.

On January 28, 2016, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on February 2, 2016 through and including February 23, 2016. On February 26, 2016, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on March 1, 2016 through and including March 29, 2016. On March 18, 2016, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on April 5, 2016 through and including April 26, 2016.

On February 2, 2016, the Company’s board of directors decreased the offering price of the Company’s public offering of common stock from $10.00 per share to $9.80 per share.

During the period from January 1, 2016 through March 16, 2016, the Company received additional net proceeds of approximately $118.03 million from its Follow-On Offering and its registered investment advisor channel, including amounts through its distribution reinvestment plan.

During the period from January 1, 2016 through March 16, 2016, the Company made payments on two of its credit facilities in the aggregate amount of $166.40 million.