Form 10-Q
period 2016-03-31
Corporate Capital Trust, Inc.
filed 2016-05-13
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock of the registrant outstanding as of May 11, 2016 was 305,232,286.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,597,005 and $3,643,035, respectively) - including $324,999 and $315,881, respectively, of investments pledged to creditors (Note 10)	$3,337,858	$3,422,335
Non-controlled, affiliated investments (amortized cost of $308,658 and $302,648, respectively)	210,949	219,099
Controlled, affiliated investments (amortized cost of $82,277 and $83,419, respectively)	88,254	87,898

Total investments, at fair value (amortized cost of $3,987,940 and $4,029,102, respectively)	3,637,061	3,729,332
Cash	71,838	54,016
Cash denominated in foreign currency (cost of $27,085 and $15,171, respectively)	27,237	15,188
Collateral on deposit with custodian	120,000	142,640
Dividends and interest receivable	48,947	46,533
Receivable for investments sold	8,264	25,587
Principal receivable	6,596	2,234
Unrealized appreciation on derivative instruments	3,872	16,526
Receivable from advisors	25	181
Deferred offering expense	1,228	1,608
Prepaid and other deferred expenses	6,885	7,345

Total assets	3,931,953	4,041,190

Liabilities
Revolving credit facilities	865,041	1,030,980
Term loan payable, net	387,052	387,677
Unrealized depreciation on derivative instruments	34,154	14,407
Payable for investments purchased	18,149	—
Accrued investment advisory fees	6,599	6,748
Accrued performance-based incentive fees	2,650	749
Accrued directors’ fees	3	12
Other accrued expenses and liabilities	3,790	6,595

Total liabilities	1,317,438	1,447,168
Commitments and contingencies ($181,482 as of March 31, 2016, Note 11)

Net Assets	$2,614,515	$2,594,022

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 303,453,535 and 290,430,338 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$303	$290
Paid-in capital in excess of par value	2,966,268	2,850,563
Undistributed net investment income	58,953	67,248
Accumulated net realized losses	(28,141)	(28,141)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(382,868)	(295,938)

Net assets	$2,614,515	$2,594,022

Net asset value per share	$8.62	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $339 and $90, respectively)	$77,594	$56,653
Non-controlled, affiliated investments	—	740

Total interest income	77,594	57,393

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	4,462	3,307
Non-controlled, affiliated investments	3,902	3,501

Total payment-in-kind interest income	8,364	6,808

Fee income:
Non-controlled, non-affiliated investments	665	9,601

Total fee income	665	9,601

Dividend and other income:
Non-controlled, non-affiliated investments	135	41
Non-controlled, affiliated investments	569	111
Controlled, affiliated investments	1,524	—

Total dividend and other income	2,228	152

Total investment income	88,851	73,954

Operating expenses
Investment advisory fees	19,676	15,135
Interest expense	11,467	7,798
Performance-based incentive fees	2,650	7,983
Offering expenses	812	1,443
Administrative services	846	714
Professional services	634	538
Custodian and accounting fees	414	270
Director fees and expenses	112	126
Other	905	735

Total operating expenses	37,516	34,742

Net investment income before taxes	51,335	39,212
Income tax expense, including excise tax	—	22

Net investment income	51,335	39,190

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(12,149)	(6,322)
Derivative instruments	9,269	26,388
Foreign currency transactions	3,190	(1,344)

Net realized gains	310	18,722

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(38,447)	(34,756)
Non-controlled, affiliated investments	(14,160)	(15,954)
Controlled, affiliated investments	1,498	100
Derivative instruments	(32,401)	24,585
Foreign currency translation	(3,420)	(103)

Net change in unrealized depreciation	(86,930)	(26,128)

Net realized and unrealized losses	(86,620)	(7,406)

Net (decrease) increase in net assets resulting from operations	$(35,285)	$31,784

Net investment income per share	$0.17	$0.17

Diluted and basic (losses) earnings per share	$(0.12)	$0.14

Weighted average number of shares of common stock outstanding (basic and diluted)	298,079,111	227,625,054

Distributions declared per share	$0.20	$0.20

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2016	2015
Operations
Net investment income	$51,335	$39,190
Net realized gains on investments, derivative instruments and foreign currency transactions	310	18,722
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	(86,930)	(26,128)

Net (decrease) increase in net assets resulting from operations	(35,285)	31,784

Distributions to shareholders from
Net investment income	(51,335)	(39,190)
Net realized gains	(310)	(6,640)
Distributions in excess of net investment income (Note 8)	(8,295)	—

Net decrease in net assets resulting from shareholders’ distributions	(59,940)	(45,830)

Capital share transactions
Issuance of shares of common stock	101,336	166,445
Reinvestment of shareholders’ distributions	30,679	14,296
Repurchase of shares of common stock	(16,297)	(5,452)

Net increase in net assets resulting from capital share transactions	115,718	175,289

Total increase in net assets	20,493	161,243
Net assets at beginning of period	2,594,022	2,145,821

Net assets at end of period	$2,614,515	$2,307,064

Capital share activity
Shares issued from subscriptions	11,392,899	16,812,623
Shares issued from reinvestment of distributions	3,457,351	1,444,063
Shares repurchased	(1,827,053)	(555,174)

Net increase in shares outstanding	13,023,197	17,701,512

Undistributed net investment income at end of period	$58,953	$9,099

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(35,285)	$31,784
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(131,229)	(407,247)
Increase in payable for investments purchased	18,149	39,979
Payment-in-kind interest capitalized	(6,062)	(1,823)
Proceeds from sales of investments	58,801	33,346
Proceeds from principal payments	133,264	103,175
Net realized loss on investments	12,149	6,322
Net change in unrealized depreciation on investments	51,109	50,610
Net change in unrealized depreciation (appreciation) on derivative instruments	32,401	(24,585)
Net change in unrealized depreciation on foreign currency translation	3,420	103
Amortization of premium/discount, net	(1,944)	(1,655)
Amortization of deferred financing costs	960	807
Accretion of discount on term loan payable	98	94
Increase in short-term investments, net	(23,817)	(18,703)
Increase in restricted cash	—	(9,076)
Decrease (increase) in collateral on deposit with custodian	22,640	(8,940)
Increase in dividends and interest receivable	(2,416)	(12,660)
Decrease (increase) in receivable for investments sold	17,396	(8,131)
Increase in principal receivable	(4,362)	(9,380)
Decrease in receivable from advisors	156	—
Decrease in other assets	309	494
(Decrease) increase in accrued investment advisory fees	(149)	477
Increase in accrued performance-based incentive fees	1,901	2,903
Decrease in other accrued expenses and liabilities	(2,814)	(1,232)

Net cash provided by (used in) operating activities	144,675	(233,338)

Financing Activities:
Proceeds from issuance of shares of common stock	101,336	166,445
Payments on repurchases of shares of common stock	(16,297)	(5,452)
Distributions paid	(29,261)	(13,453)
Repayments under term loan payable	(1,000)	(1,000)
Borrowings under revolving credit facilities	—	235,000
Repayments of revolving credit facilities	(169,587)	(147,450)
Deferred financing costs paid	(130)	(395)

Net cash (used in) provided by financing activities	(114,939)	233,695

Effect of exchange rate changes on cash	135	(48)

Net increase in cash	29,871	309
Cash and cash denominated in foreign currency, beginning of period	69,204	46,977

Cash and cash denominated in foreign currency, end of period	$99,075	$47,286

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$10,596	$6,827
Excise taxes paid	$2,791	$1,302
Distributions reinvested	$30,679	$14,296
Distributions payable	$—	$18,081

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Senior Secured Loans - First Lien—60.4%
A10 Capital, LLC	(e)(f)(g)	Real Estate	L + 700	1.00%	1/21/2022	$20,116	$	19,750	$19,670
Abaco Systems, Inc.	(e)(h)	Capital Goods	L + 600	1.00%	12/7/2021	105,751		101,184	101,075
ABILITY Network, Inc.	(h)(i)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	19,911		19,742	19,621
Agro Merchants NAI Holdings, LLC	(e)(h)	Transportation	L + 700	1.00%	10/1/2020	74,006		73,318	73,426
Algeco/Scotsman (LUX)	(e)(g)(j)(k)(l)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	35,983		32,642	3,825
AltEn, LLC	(e)(l)(k)(m)	Energy	10.00% PIK		9/12/2018	33,322		29,836	8,308
American Freight, Inc.	(e)(h)	Retailing	L + 625	1.00%	10/31/2020	32,281		32,152	32,148
Amtek Global Technology, Pte. Ltd. (SGP)	(e)(g)(j)(n)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€8,515		8,662	8,698
	(e)(g)(j)(n)(EUR)		E + 900	1.00%	11/10/2019	59,707		60,742	60,992
	(e)(g)(j)(n)(EUR)		E + 900	1.00%	11/10/2019	61,150		62,210	62,466
	(e)(g)(j)(n)(EUR)		E + 900	1.00%	11/10/2019	7,895		8,601	8,065
Applied Systems, Inc.	(h)(i)	Software & Services	L + 325	1.00%	1/25/2021	$646		642	641
Belk, Inc.	(o)	Retailing	L + 475	1.00%	12/12/2022	4,230		4,036	3,747
BeyondTrust Software, Inc.	(e)(h)	Software & Services	L + 700	1.00%	9/25/2019	12,147		12,044	11,648
BRG Sports, Inc.	(h)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	3,869		3,809	3,850
Caesars Entertainment Operating Co., Inc.	(g)(h)(i)(l)	Consumer Services	L + 725		3/1/2017	10,831		10,192	10,011

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
California Pizza Kitchen, Inc.	(h)(i)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	$17,006	$	16,540	$14,767
Casual Dining BidCo, Limited (GBR)	(e)(g)(j)(p)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546		60,200	57,907
Charlotte Russe, Inc.	(h)	Retailing	L + 550	1.25%	5/22/2019	$4,478		4,459	2,381
	(h)		L + 550	1.25%	5/22/2019	18,291		18,163	9,694
CityCenter Holdings, LLC	(f)(i)	Real Estate	L + 325	1.00%	10/16/2020	4,755		4,717	4,756
Commercial Barge Line, Co.	(h)(i)	Transportation	L + 875	1.00%	11/12/2020	2,782		2,570	2,511
David’s Bridal, Inc.	(h)(i)	Retailing	L + 400	1.25%	10/11/2019	8,394		8,204	7,596
Distribution International, Inc.	(h)(i)	Retailing	L + 500	1.00%	12/10/2021	6,343		6,289	4,567
EagleView Technology Corp.	(h)	Software & Services	L + 425	1.00%	7/15/2022	6,930		6,867	6,685
Emerald Performance Materials, LLC	(f)(i)	Materials	L + 350	1.00%	7/30/2021	633		631	623
Exemplis Corp.	(e)(h)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777		67,184	68,455
Football Association of Ireland (IRL)	(e)(g)(j)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020	€41,615		55,921	48,435
Greystone & Co., Inc.	(e)(h)	Diversified Financials	L + 800	1.00%	3/26/2021	$33,413		32,959	31,256
Grocery Outlet, Inc.	(h)(i)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	2,945		2,954	2,890
Gymboree Corp.	(h)	Retailing	L + 350	1.50%	2/23/2018	11,892		10,958	7,574
Hanson Building Products North America	(g)(h)(i)	Materials	L + 550	1.00%	3/13/2022	22,937		22,750	22,765
Harbor Freight Tools USA, Inc.	(h)(i)	Capital Goods	L + 375	1.00%	7/26/2019	2,683		2,688	2,693

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Hillman Group, Inc.	(h)(i)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021		$827	$829	$809
Imagine! Print Solutions, Inc.	(e)(q)	Media	L + 625	1.00%	3/31/2023		15,000	14,400	14,400
iPayment, Inc.	(h)(i)	Software & Services	L + 525	1.50%	5/8/2017		29,163	29,042	27,869
Jacuzzi Brands, Inc.	(e)(h)	Capital Goods	L + 650	1.25%	7/3/2019		17,683	17,463	17,573
Jacuzzi Brands, Inc. (LUX)	(e)(h)(j)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,868	19,993
KeyPoint Government Solutions, Inc.	(e)(h)	Capital Goods	L + 650	1.25%	11/13/2017		31,138	30,899	31,292
Keystone Australia Holdings, Pty. Ltd. (AUS)	(e)(g)(j)(bb)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	30,353	22,867
Koosharem, LLC	(h)(i)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,538	42,196	37,433
Marshall Retail Group, LLC	(e)(f)	Retailing	L + 600	1.00%	8/25/2020		16,594	16,442	14,004
MCS AMS Sub-Holdings, LLC	(h)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		26,399	25,874	22,439
MSX International, Inc.	(h)	Software & Services	L + 500	1.00%	8/18/2020		2,368	2,275	2,362
Neiman Marcus Group, LLC	(h)(i)	Retailing	L + 325	1.00%	10/25/2020		4,913	4,853	4,514
New Enterprise Stone & Lime Co., Inc.	(e)(h)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	54,991
Nine West Holdings, Inc.	(h)(i)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,383	13,192	8,137
NMI Holdings, Inc.	(e)(g)(o)	Insurance	L + 750	1.00%	11/15/2018		37,620	37,259	37,264
P & L Development, LLC	(e)(h)(k)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK		5/1/2020		56,306	55,830	53,121
Pacific Union Financial, LLC	(e)(f)	Diversified Financials	L + 800	1.00%	5/31/2019		60,650	59,792	59,453

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Paradigm Acquisition Corp.	(o)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	$11,008	$10,858	$10,829
Payless, Inc.	(e)(f)	Retailing	L + 625	1.00%	3/2/2019	12,973	12,785	12,727
Petroplex Acidizing, Inc.	(e)(h)(k)(l)	Energy	L + 625, 1.75% PIK	1.00%	12/4/2019	36,807	36,195	27,313
Plaskolite, LLC	(h)(i)	Materials	L + 475	1.00%	11/3/2022	3,242	3,210	3,230
Proserv Acquisition, LLC	(e)(g)(h)	Energy	L + 538	1.00%	12/22/2021	27,240	21,521	16,889
Proserv Acquisition, LLC (GBR)	(e)(g)(h)(j)	Energy	L + 538	1.00%	12/22/2021	15,989	12,631	9,913
Raley’s	(h)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	28,842	27,924	28,770
RedPrairie Corp.	(h)(i)(q)	Software & Services	L + 500	1.00%	12/21/2018	26,320	25,504	24,511
Riverbed Technology, Inc.	(h)(i)(q)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	8,090	8,053	8,126
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(e)(g)(j)(k)(n)(EUR) (e)(g)(j)(k)(n)(EUR) (e)(g)(j)(k)(n)(EUR)	Health Care Equipment & Services	E + 800 E + 800 E + 800	1.00% 1.00% 1.00%	9/30/2022 9/30/2022 9/30/2022	€28,297 14,306 3,131	29,178 14,751 3,229	31,860 16,107 3,525
TIBCO Software, Inc.	(f)(i)	Software & Services	L + 550	1.00%	12/4/2020	$57,515	56,028	51,908
Traverse Midstream Partners, LLC	(e)(r)	Energy	L + 1000	1.00%	11/10/2020	36,396	35,701	34,856
TTM Technologies, Inc.	(g)(h)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	10,986	10,642	10,450
Tweddle Group, Inc.	(e)(h)	Automobiles & Components	L + 675	1.00%	4/7/2020	42,325	41,539	42,200
Waste Pro USA, Inc.	(e)(h)	Transportation	L + 750	1.00%	10/15/2020	36,223	36,223	36,101

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Willbros Group, Inc.	(e)(f)	Energy	L + 975	1.25%	12/15/2019	$25,599	$25,599	$	24,311
Z Gallerie, Inc.	(e)(h)	Retailing	L + 650	1.00%	10/8/2020	32,223	31,925		32,233
Total Senior Secured Loans - First Lien							$1,703,977	$	1,578,126

Senior Secured Loans - Second Lien—38.8%
Abaco Systems, Inc.	(e)(h)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,140	$	62,001
Angelica Corp.	(e)(h)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869	50,869		41,714
Applied Systems, Inc.	(h)(i)	Software & Services	L + 650	1.00%	1/24/2022	36,703	36,945		34,799
Belk, Inc.	(e)	Retailing	10.50%		6/12/2023	99,615	97,650		91,344
BRG Sports, Inc.	(f)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	23,855	23,682		23,855
CPI International, Inc.	(e)(f)	Capital Goods	L + 700	1.00%	9/16/2017	28,000	27,562		27,289
CTI Foods Holding Co., LLC	(h)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,964		21,245
Deltek, Inc.	(h)(i)	Software & Services	L + 850	1.00%	6/26/2023	62,369	61,789		60,186
EagleView Technology Corp.	(h)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,532		31,405
Emerald Performance Materials, LLC	(f)(i)	Materials	L + 675	1.00%	8/1/2022	2,041	2,032		1,867
Excelitas Technologies Corp.	(e)(h)(k)	Technology Hardware & Equipment	L + 975, 3.00% PIK	1.00%	4/29/2021	111,703	111,703		100,767

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Genoa, a QoL Healthcare Co., LLC	(h)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	$6,403	$	6,344	$	6,035
Greenway Medical Technologies	(h)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057		22,789		18,100
Grocery Outlet, Inc.	(h)(i)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688		48,320		46,334
Gypsum Management & Supply, Inc.	(h)(i)	Capital Goods	L + 675	1.00%	4/1/2022	14,802		14,423		13,341
iParadigms Holdings, LLC	(h)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,210		23,879
Learfield Communications, Inc.	(h)	Media	L + 775	1.00%	10/8/2021	26,434		26,614		26,252
Lightower Fiber, LLC	(h)(i)	Telecommunication Services	L + 675	1.25%	4/12/2021	29,022		28,582		27,958
Maxim Crane, LP	(f)(i)	Capital Goods	L + 925	1.00%	11/26/2018	970		986		916
Misys, Ltd. (GBR)	(g)(i)(j)	Software & Services	12.00%		6/12/2019	3,000		3,242		3,106
NEP Group, Inc.	(h)(i)	Media	L + 875	1.25%	7/22/2020	1,150		1,117		1,067
NewWave Communications, Inc.	(h)	Media	L + 800	1.00%	10/30/2020	13,712		13,679		13,267
P2 Energy Solutions, Inc.	(g)(o)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,523		49,046
	(g)(h)(i)		L + 800	1.00%	4/30/2021	9,283		9,212		6,127
Petrochoice Holdings, Inc.	(e)(f)	Capital Goods	L + 875	1.00%	8/21/2023	50,000		49,045		47,602
Plaskolite, LLC	(e)(h)	Materials	L + 825	1.00%	11/3/2023	29,350		28,430		28,699
Polyconcept Finance B.V. (NLD)	(e)(f)(g)(j)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		46,677

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
RedPrairie Corp.	(h)	Software & Services	L + 1000	1.25%	12/21/2019	$39,868	$37,600	$	32,194
Safety Technology Holdings, Inc.	(e)(h)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402	29,859		30,554
SI Organization, Inc.	(h)	Capital Goods	L + 800	1.00%	5/23/2020	56,000	55,578		53,853
Talbots, Inc.	(h)(i)	Retailing	L + 850	1.00%	3/19/2021	3,295	3,269		3,083
Valeo Foods Group Ltd. (IRL)	(e)(g)(j)(s) (GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,663		40,558
Total Senior Secured Loans - Second Lien							$1,096,080	$	1,015,120

Senior Secured Bonds—6.8%
Artesyn Technologies, Inc.	(i)(t)(u)	Technology Hardware & Equipment	9.75%		10/15/2020	$24,587	$24,126	$	20,838
Builders FirstSource, Inc.	(g)(t)	Capital Goods	7.63%		6/1/2021	6,336	6,735		6,581
Guitar Center, Inc.	(t)(u)	Retailing	6.50%		4/15/2019	27,830	27,447		25,047
iPayment, Inc.	(t)(u)	Software & Services	9.50%		12/15/2019	7,981	7,981		8,320
Louisiana Public Facilities Authority	(e)(l)	Energy	L + 1000	1.50%	1/1/2020	34,330	33,586		25,027
	(e)(l)(t)		L + 1000	1.50%	1/1/2020	10,650	10,650		7,764
NESCO, LLC	(t)(u)	Capital Goods	6.88%		2/15/2021	12,190	8,153		8,411
New Enterprise Stone & Lime Co., Inc.	(k)(u)	Capital Goods	12.00%		3/15/2018	38,041	40,065		39,373
OAG Holdings, LLC	(e)(k)	Energy	8.00%, 2.00% PIK		12/20/2020	20,940	18,481		2,461

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Rockport Group, LLC	(e)	Consumer Durables & Apparel	9.50%		7/31/2022	$28,516	$27,855	$	27,690
SquareTwo Financial Corp.	(l)(u)	Diversified Financials	11.63%		4/1/2017	16,044	15,885		4,573
Towergate (GBR)	(g)(j)(u)(GBP)	Insurance	8.75%		4/2/2020	£936	1,424		1,083
Total Senior Secured Bonds							$222,388	$	177,168

Total Senior Debt							$3,022,445	$	2,770,414

Subordinated Debt—18.1%
Alion Science & Technology Corp.	(e)(t)	Capital Goods	11.00%		8/19/2022	$68,603	$67,623	$	62,999
Block Communications, Inc.	(t)(u)	Media	7.25%		2/1/2020	684	689		663
Builders FirstSource, Inc.	(g)(t)(u)	Capital Goods	10.75%		8/15/2023	7,995	7,995		8,055
Cemex Materials, LLC	(t)(u)	Materials	7.70%		7/21/2025	58,454	62,203		56,700
Cequel Communications Holdings, LLC	(t)(u)	Media	5.13%		12/15/2021	20,751	20,542		19,298
	(g)(t)(u)		7.75%		7/15/2025	20,656	20,343		20,191
CHS/Community Health Systems, Inc.	(g)(u)	Health Care Equipment & Services	6.88%		2/1/2022	114	114		103
ClubCorp Club Operations, Inc.	(t)(u)	Consumer Services	8.25%		12/15/2023	3,466	3,293		3,310
Datatel, Inc.	(t)(u)	Software & Services	9.00%		9/30/2023	3,320	3,205		3,254
Essar Steel Algoma, Inc. (CAN)	(g)(j)(k)(l)(u)	Materials	14.00% PIK		2/13/2020	5,069	4,383		1

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Exemplis Corp.	(e)(h)(k)	Commercial & Professional Services	L + 700, 2.00% PIK		3/23/2020	$24,824	$	24,824	$	25,186
GCI, Inc.	(u) (u)	Telecommunication Services	6.75% 6.88%		6/1/2021 4/15/2025	2,430 30,148		2,424 29,994		2,479 30,751
GCP Applied Technologies, Inc.	(g)(t)(u)	Materials	9.50%		2/1/2023	5,707		5,707		6,192
Hilding Anders (SWE)	(e)(g)(j)(k)(m)(EUR) (e)(g)(j)(k)(l)(m)(EUR) (e)(g)(j)(k)(l)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK 12.00% PIK 18.00% PIK		6/30/2021 12/31/2023 12/31/2024	€105,174 19,813 9,860		126,009 939 8,485		91,969 — 924
Hillman Group, Inc.	(t)(u)	Consumer Durables & Apparel	6.38%		7/15/2022	$2,797		2,700		2,335
Hot Topic, Inc.	(k)(t)(u)	Consumer Durables & Apparel	12.00%		5/15/2019	9,662		9,619		8,792
IMS Health, Inc.	(g)(t)(u)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,863		9,775
JC Penney Corp., Inc.	(g)(u)	Retailing	5.65%		6/1/2020	8,354		6,003		8,103
Kenan Advantage Group, Inc.	(t)(u)	Transportation	7.88%		7/31/2023	30,147		30,146		30,072
Lightower Fiber, LLC	(e) (e)(k)	Telecommunication Services	10.00% 12.00% PIK		2/12/2022 8/12/2025	11,555 9,151		11,336 8,984		10,754 8,221
Manitowoc Foodservice, Inc.	(g)(i)(t)	Capital Goods	9.50%		2/15/2024	10,516		10,516		11,462
Platform Specialty Products Corp.	(g)(t)	Materials	10.38%		5/1/2021	7,813		7,813		7,559

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Solera Holdings, Inc.	(g)(i)(t)(u)	Software & Services	10.50%		3/1/2024	$25,941	$24,650	$	26,071
TIBCO Software, Inc.	(t)(u)	Software & Services	11.38%		12/1/2021	21,219	20,740		18,567
Total Subordinated Debt							$531,142	$	473,786

Structured Products—4.4%
Comet Aircraft S.A.R.L. (LUX), Common Shares	(e)(g)(j)(v)	Capital Goods				$49,618	$49,618	$	52,278
Guardian Investors, LLC, Membership Interest	(e)(g)(v)	Diversified Financials				N/A	9,983		11,732
Innovating Partners, LLC, Membership Interest	(e)(g)(v)	Diversified Financials				N/A	13,176		16,834
KKR BPT Holdings Aggregator, LLC, Membership Interest	(e)(g)(v)*	Diversified Financials				N/A	9,500		7,410
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(e)(g)(j)(t)	Diversified Financials	10.75%		11/13/2018	28,221	28,221		28,274
Total Structured Products							$110,498	$	116,528

Equity/Other—9.4%
Alion Science & Technology Corp., Membership Interest	(e)*	Capital Goods				N/A	$7,350	$	7,063
AltEn, LLC, Membership Units	(e)(m)*	Energy				2,384	2,955		—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(e)(g)(j)*(EUR) (e)(g)(j)*(EUR)	Automobiles & Components			12/31/2017 12/31/2018	9,991 9,991	4,636 4,785		4,990 5,248
Belk, Inc., Common Stock	(e)*	Retailing				1,642	9,962		9,437

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Cengage Learning Holdings II, LP, Common Stock		Media				227,802	$	7,529	$	4,300
Education Management Corp., Common Stock	(e)*	Consumer Services				3,779,591		1,047		—
Education Management Corp., Warrants	(e)*				1/5/2022	2,320,791		371		—
Excelitas Technologies Corp., Class A Membership Interest	(e)*	Technology Hardware & Equipment				N/A		5,636		2,417
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(g)	Diversified Financials				N/A		33,576		33,576
Genesys Telecommunications Laboratories, Inc., Common Stock	(e)*	Software & Services				5,775		449		551
Global Closure Systems (FRA), Limited Partnership Interest	(e)(g)(j)*(EUR)	Materials				N/A		823		1,954
Hilding Anders (SWE), Class A Common Stock	(e)(g)(j)(m)*(SEK)	Consumer Durables & Apparel				1,394,288		132		—
Hilding Anders (SWE), Class B Common Stock	(e)(g)(j)(m)*(SEK)					260,253		25		—
Hilding Anders (SWE), Equity Options	(e)(g)(j)(m)*(SEK)				12/31/2020	236,160,807		14,988		1,120
Home Partners of America, Inc., Common Stock	(e)(m)*	Real Estate				78,809		78,941		76,955
Home Partners of America, Inc., Warrants	(e)(m)*				8/7/2024	2,675		292		236
iPayment, Inc., Common Stock	(e)*	Software & Services				538,144		1,988		3,234
Jones Apparel Group Holdings, Inc., Common Stock	(e)*	Consumer Durables & Apparel				5,451		872		2,488

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(e)(g)(j)(z)*(AUD)	Consumer Services				1,588,469	$1,019	$	—
Nine West Holdings, Inc., Common Stock	(e)*	Consumer Durables & Apparel				5,451	6,541		9
OAG Holdings, LLC, Overriding Royalty Interest	(e)	Energy				N/A	2,354		—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(e)(g)(j)(m)*	Transportation				1,964	3,069		—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(e)(g)(j)(m)(cc)		9.00%			43,945	42,987		31,437
Sentry Holdings, Ltd. (JEY), Common Shares A	(e)(g)(j)*(GBP)	Insurance				16,450	—		—
Sentry Holdings, Ltd. (JEY), Preference B Shares	(e)(g)(j)*(GBP)					6,113,719	9,065		8,623
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(e)(g)	Diversified Financials				N/A	43,642		44,497
Stuart Weitzman, Inc., Other	(e)	Consumer Durables & Apparel				N/A	—		1,158
Towergate (GBR), Ordinary Shares	(e)(g)(j)*(GBP)	Insurance				116,814	173		165
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	$7,760	$	5,987
Total Equity/Other							$292,967	$	245,445

Total Investments, excluding Short Term Investments — 137.9%							$3,957,052	$	3,606,173

Short Term Investments—1.2%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares	(i)(w)		0.44%			1,571,977	$1,572	$	1,572

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (aa)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
State Street Institutional Liquid Reserves Fund, Premier Class	(w)		0.45%			29,316,438	$29,316	$	29,316
Total Short Term Investments							$30,888	$	30,888

TOTAL INVESTMENTS — 139.1%(x)							$3,987,940	$	3,637,061

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.1%)									(1,022,546)
NET ASSETS—100.0%								$	2,614,515
Collateral on Deposit with Custodian—4.6%
Bank of Nova Scotia - Certificate of Deposit			0.60%		6/30/2016	120,000	$120,000	$	120,000
Total Collateral on Deposit with Custodian							$120,000	$	120,000

Derivative Instruments (Note 4)—(1.2%)
Cross Currency Swaps	(g)						$—	$	(5,760)
Foreign currency forward contracts	(g)						$—	$	(3,277)
Interest rate swaps	(g)						$—	$	(8,523)
Total return swaps	(e)(g)						$—	$	(12,722)
Total Derivative Instruments							$—	$	(30,282)

*	Non-income producing security.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(f)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2016 was 0.44%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.1% of the Company’s total assets represented qualifying assets as of March 31, 2016.

(h)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2016 was 0.63%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(i)

Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of March 31, 2016.

(j)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

(k)

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

			Three Months Ended March 31, 2016
PIK Security Name	Local Currency	Local Par as of December 31, 2015	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of March 31, 2016	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	35,983	—	—	—	35,983	15.75%	15.75%	15.75%
AltEn, LLC - 10.00% PIK	USD	33,055	—	267	—	33,322	10.00%	10.00%	10.00%
Brake Bros Ltd. - L + 325, 3.00% PIK	GBP	3,480	—	39	(3,519)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. - 14.00% PIK	USD	5,069	—	—	—	5,069	14.00%	14.00%	14.00%
Excelitas Technologies Corp. - L + 975, 3.00% PIK	USD	110,862	—	841	—	111,703	L + 1275	3.00%	3.00%
Exemplis Corp. - L + 700, 2.00% PIK	USD	25,167	—	127	(470)	24,824	L + 900	2.00%	2.00%
Global Closure Systems - 13.00% PIK	EUR	22,936	—	—	(22,936)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	773	—	19	(792)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	25,598	—	1,562	(27,160)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	3,485	—	213	(3,698)	—	N/A	N/A	N/A
Hilding Anders - 18.00% PIK	EUR	9,860	—	—	—	9,860	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	105,174	—	—	—	105,174	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	19,813	—	—	—	19,813	12.00%	12.00%	12.00%
Hot Topic, Inc. - 12.00%	USD	9,662	—	—	—	9,662	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	47,339	—	—	(47,339)	—	N/A	N/A	N/A
Lightower Fiber, LLC - 12.00% PIK	USD	8,531	—	620	—	9,151	12.00%	12.00%	12.00%
New Enterprise Stone & Lime Co., Inc. - 12.00%	USD	36,933	—	1,108	—	38,041	12.00%	0.00%	12.00%
OAG Holdings, LLC - 8.00%, 2.00% PIK	USD	20,834	—	106	—	20,940	10.00%	2.00%	2.00%
P & L Development, LLC - L + 750, 1.00% PIK	USD	56,305	—	142	(141)	56,306	L + 850	1.00%	1.00%
Petroplex Acidizing, Inc. - L + 625, 1.75% PIK	USD	36,623	—	184	—	36,807	L + 800	1.75%	1.75%
SARquavitae Servicios a la Dependencia, S.L. - E + 800	EUR	3,131	—	—	—	3,131	E + 800	0.00%	2.00%
SARquavitae Servicios a la Dependencia, S.L. - E + 800	EUR	14,306	—	—	—	14,306	E + 800	0.00%	2.00%
SARquavitae Servicios a la Dependencia, S.L. - E + 800	EUR	28,297	—	—	—	28,297	E + 800	0.00%	2.00%

(l)	Investment was on non-accrual status as of March 31, 2016.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

(m)

Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2016 represented 3.0% of the Company’s net assets. Fair value as of December 31, 2015 and March 31, 2016 along with transactions during the period ended March 31, 2016 in these affiliated investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2016				Three Months Ended March 31, 2016
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2016	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$–	$–	$–	$–	$–	$–	$–	$–	$–
Term Loan	9,353	–	–	(1,045)	8,308	–	–	–	–
Hilding Anders
Subordinated Debt	94,473	277	–	(1,857)	92,893	–	3,902	–	–
Class A Common Stock	–	–	–	–	–	–	–	–	–
Class B Common Stock	–	–	–	–	–	–	–	–	–
Equity Options	213	–	–	907	1,120	–	–	–	–
Home Partners of America, Inc.
Common Stock	76,608	5,733	–	(5,386)	76,955	–	–	–	–
Warrants	370	–	–	(134)	236	–	–	–	–
Orchard Marine, Ltd.
Class B Common Stock	–	–	–	–	–	–	–	–	–
Series A Preferred Stock	38,082	–	–	(6,645)	31,437	–	–	–	569

Totals	$219,099	$6,010	$–	$(14,160)	$210,949	$–	$3,902	$–	$569

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

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

(n)

The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at March 31, 2016 was -0.24%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(o)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2016 was 0.90%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(p)

The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at March 31, 2016 was 0.59%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(q)	Position or portion thereof unsettled as of March 31, 2016.
(r)

The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which at March 31, 2016 was 0.52%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(s)

The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at March 31, 2016 was 0.51%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

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

(v)

Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2016 represented 3.4% of the Company’s net assets. Fair value as of December 31, 2014 and March 31, 2016 along with transactions during the year ended March 31, 2016 in these controlled investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2016				Three Months Ended March 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$–	$–	$152	$52,278	$–	$–	$–	$485
Guardian Investors, LLC	11,821	–	(446)	357	11,732	–	–	–	448
Innovating Partners, LLC	16,826	–	(696)	704	16,834	–	–	–	591
KKR BPT Holdings Aggregator, LLC	7,125	–	–	285	7,410	–	–	–	–

Totals	$87,898	$–	$(1,142)	$1,498	$88,254	$–	$–	$–	$1,524

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

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(in thousands, except share amounts)

(w)	7-day effective yield as of March 31, 2016.
(x)

As of March 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $32,014; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $382,893; the net unrealized depreciation was $350,879; the aggregate cost of securities for Federal income tax purposes was $3,987,940.

(y)

The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at March 31, 2016 was 1.21%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

(z)	Expiration date contingent on certain events pursuant to underlying agreements.
(aa)	Represents maturity of debt securities and expiration of applicable equity investments.
(bb)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.
(cc)	The issuer of this investment has elected to pay the stated dividend rate in the form of 5.00% to be paid in cash and 4.00% to be paid upon liquidation of the investment.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.767 as of March 31, 2016.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.136 as of March 31, 2016.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.437 as of March 31, 2016.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.123 as of March 31, 2016.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

FRA - France

GBR - United Kingdom

IRL - Ireland

JEY - Jersey

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Belk, Inc., Common Stock	(f)*	Retailing					1,642	$	9,961	$	9,510
Cengage Learning Holdings II, LP, Common Stock		Media					227,802		7,529		5,239
Education Management Corp., Common Stock	(f)*	Consumer Services					3,779,591		1,047		—
Education Management Corp., Warrants	(f)*				1/5/2022		2,320,791		371		—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment					N/A		5,636		3,199
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(i)	Diversified Financials					N/A		33,881		33,881
Genesys Telecommunications Laboratories, Inc., Common Stock	(f)*	Software & Services					5,775		449		712
Global Closure Systems (FRA), Limited Partnership Interest	(f)(h)(i)*(EUR)	Materials					N/A		823		1,911
Gruppo Argenta S.p.A. (LUX), Warrants	(f)(h)(i)*(EUR)	Retailing			(y	)	225,289		5,342		2,332
Hilding Anders (SWE), Class A Common Stock	(f)(h)(i)(m)*(SEK)	Consumer Durables & Apparel					1,394,288		132		—
Hilding Anders (SWE), Class B Common Stock	(f)(h)(i)(m)*(SEK)						260,253		25		—
Hilding Anders (SWE), Equity Options	(f)(h)(i)(m)*(SEK)				12/31/2020		236,160,807		14,988		213
Home Partners of America, Inc., Common Stock	(f)(m)*	Real Estate					73,500		73,208		76,608
Home Partners of America, Inc., Warrants	(f)(m)*				8/7/2024		2,675		292		370
iPayment, Inc., Common Stock	(f)*	Software & Services					538,144		1,988		2,296

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

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”). The Company is currently offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” In February 2016, the Company closed the Follow-On Offering to investors who purchased shares through the independent broker-dealer channel. The Follow-On Offering remains open to investors who purchase through the registered investment advisor channel.

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015. As of March 31, 2016, the Company has not yet offered any securities pursuant to the Shelf Registration Statement.

As of March 31, 2016, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”), Paris Funding LLC (“Paris Funding”) and CCT Tokyo Funding LLC (“CCT Tokyo Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 21, 2016. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

2.	Significant Accounting Policies (continued)

Principles of Consolidation – Under ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries in its condensed consolidated financial statements. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Cash – Cash consists of demand deposits and foreign currency.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investments purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

Fee Income – In its role as the Company’s investment sub-advisor, KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date.

The Company may also receive fees for commitments, amendments and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Dividend Income – Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated earnings in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Derivative Instruments – The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps, interest rate swaps and the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) is composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities, term loan and the TRS are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. The amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations.

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding selling commissions and marketing support fees.

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

2.	Significant Accounting Policies (continued)

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

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capitalized gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, for GAAP purposes, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Offering Expenses – Offering expenses incurred in connection with the Company’s Offerings, including reimbursement payments to the Advisors, but excluding selling commissions and marketing support fees, are accumulated monthly and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

The Company recorded expenses related to its Shelf Registration Statement as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services – Investment Companies. Such expenses relating to issuances of debt securities by the Company will be capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest or straight line method, as applicable.

Earnings per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions – Weekly distributions are generally declared monthly by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of selling commissions and marketing support fees.

Federal Income Taxes – The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year.

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

2.	Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements – In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity (“VIE”) and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The application of this guidance has not had material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Prior to adoption of this ASU, the Company included all deferred financing costs in prepaid and other deferred expenses in the condensed consolidated statements of assets and liabilities. Upon adoption, the Company reclassified the deferred financing costs related to the Company’s term loan to be a direct deduction from the carrying amount of the term loan payable in the condensed consolidated statements of assets and liabilities. The Company also retrospectively reclassified $3.93 million of unamortized deferred financing costs that were previously presented as prepaid and other deferred expenses as of December 31, 2015.

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

3.	Investments (continued)

As of March 31, 2016 and December 31, 2015, the Company’s investment portfolio consisted of the following (in thousands):

	As of March 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,703,977	$1,578,126	43.8%	60.4%
Senior secured loans – second lien	1,096,080	1,015,120	28.1	38.8
Senior secured bonds	222,388	177,168	4.9	6.8

Total senior debt	3,022,445	2,770,414	76.8	106.0
Subordinated debt	531,142	473,786	13.2	18.1
Structured products	110,498	116,528	3.2	4.4
Equity/Other	292,967	245,445	6.8	9.4

Subtotal	3,957,052	3,606,173	100.0%	137.9%

Short-term investments	30,888	30,888		1.2

Total investments	$3,987,940	$3,637,061		139.1%

	As of December 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,721,163	$1,593,668	42.8%	61.5%
Senior secured loans – second lien	1,154,518	1,100,781	29.6	42.4
Senior secured bonds	217,350	184,509	5.0	7.1

Total senior debt	3,093,031	2,878,958	77.4	111.0
Subordinated debt	525,301	457,287	12.3	17.6
Structured products	111,640	116,208	3.1	4.5
Equity/Other	292,059	269,808	7.2	10.4

Subtotal	4,022,031	3,722,261	100.0%	143.5%

Short-term investments	7,071	7,071		0.3

Total investments	$4,029,102	$3,729,332		143.8%

As of March 31, 2016, debt investments on nonaccrual status represented 4.6% and 2.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, debt investments on nonaccrual status represented 3.6% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of March 31, 2016 and December 31, 2015 were as follows:

Industry Composition	March 31, 2016	December 31, 2015
Capital Goods	17.4%	16.7%
Software & Services	11.8	11.2
Consumer Durables & Apparel	7.6	9.6
Retailing	7.4	8.3
Diversified Financials	6.6	6.2
Automobiles & Components	5.3	4.8
Transportation	4.8	4.7
Technology Hardware & Equipment	4.8	4.7
Energy	4.5	4.4
Health Care Equipment & Services	4.4	4.8
Commercial & Professional Services	4.3	4.2
Materials	3.6	3.9
Real Estate	2.8	2.2
Media	2.8	2.3
Consumer Services	2.6	2.4
Food & Staples Retailing	2.6	2.7
Telecommunication Services	2.2	2.2
Food, Beverage & Tobacco	1.7	1.7
Pharmaceutical, Biotechnology & Life Science	1.5	1.4
Remaining Industries	1.3	1.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	81.3%	78.4%
Singapore	4.2	3.6
Luxembourg	3.5	4.3
Sweden	2.6	2.5
Ireland	2.5	2.3
United Kingdom	2.0	4.4
Netherlands	1.3	1.2
British Virgin Islands	0.9	1.0
Cayman Islands	0.8	0.8
Remaining Countries	0.9	1.5

Total	100.0%	100.0%

Local Currency
U.S. Dollar	86.8%	84.1%
Euro	9.6	10.3
British Pound Sterling	3.0	5.0
Australian Dollar	0.6	0.6

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	March 31, 2016	December 31, 2015
Cross currency swaps	Unrealized appreciation on derivative instruments	$3,205	$8,247
Cross currency swaps	Unrealized depreciation on derivative instruments	(8,965)	(304)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	474	2,258
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(3,752)	(541)
Interest rate swaps	Unrealized appreciation on derivative instruments	193	6,021
Interest rate swaps	Unrealized depreciation on derivative instruments	(8,715)	—
TRS	Unrealized depreciation on derivative instruments	(12,722)	(13,562)

Total		$(30,282)	$2,119

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2016 and 2015 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2016	2015
Cross currency swaps	Net realized gains on derivative instruments	$4,144	$—
Foreign currency forward contracts	Net realized gains on derivative instruments	2,134	23,965
TRS	Net realized gains on derivative instruments	2,991	2,423

Total		$9,269	$26,388

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2016	2015
Cross currency swaps	Net change in unrealized depreciation on derivative instruments	$(13,703)	$—
Foreign currency forward contracts	Net change in unrealized (depreciation) appreciation on derivative instruments	(4,995)	18,976
Interest rate swaps	Net change in unrealized depreciation on derivative instruments	(14,543)	—
TRS	Net change in unrealized appreciation on derivative instruments	840	5,609

Total		$(32,401)	$24,585

4.	Derivative Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2016 and December 31, 2015 (in thousands).

	As of March 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$3,872	$—	$—	$—	$3,872

Total	$3,872	$—	$—	$—	$3,872

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$12,722	$—	$—	$12,722	$—
J.P. Morgan Chase Bank	21,432	—	—	—	21,432

Total	$34,154	$—	$—	$12,722	$21,432

	As of December 31, 2015
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$16,526	$—	$—	$—	$16,526

Total	$16,526	$—	$—	$—	$16,526

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$13,562	$—	$—	$13,562	$—
J.P. Morgan Chase Bank	845	—	—	—	845

Total	$14,407	$—	$—	$13,562	$845

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

4.	Derivative Instruments (continued)

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

The foreign currency forward contracts and cross currency swaps open at the end of the period are generally indicative of the volume of activity during the period.

As of March 31, 2016 and December 31, 2015, the Company’s open foreign currency forward contracts were as follows (in thousands):

March 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2016	Unrealized Appreciation (Depreciation)

AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,438	$13,586	$(1,148)
EUR	Jul 7, 2016	JP Morgan Chase Bank		€55,600 Sold	60,849	63,453	(2,604)
EUR	Jul 7, 2016	JP Morgan Chase Bank		€25,000 Bought	(28,392)	(28,531)	139
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Sold	8,010	7,908	102
GBP	Oct 13, 2016	JP Morgan Chase Bank		£3,000 Bought	(4,231)	(4,313)	82
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Bought	(7,757)	(7,908)	151

Total					$40,917	$44,195	$(3,278)

December 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2016	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,859	$(420)
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	54,874	1,710
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,747	13,199	548
GBP	Jan 11, 2016	JP Morgan Chase Bank		£3,700 Bought	(5,576)	(5,455)	(121)

Total					$77,194	$75,477	$1,717

4.	Derivative Instruments (continued)

As of March 31, 2016 and December 31, 2015, the Company’s open cross currency swaps were as follows ($ in thousands).

As of March 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of $13,161	6/30/2017	$(782)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of $282,962	12/31/2017	(8,021)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of $37,537	12/31/2017	3,205
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $67,635	0.750% on GBP notional amount of $47,099	12/31/2017	(162)

				$(5,760)

As of December 31, 2015
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of $13,161	6/30/2017	$(304)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of $282,962	12/31/2017	4,402
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of $84,637	12/31/2017	3,845

				$7,943

As of March 31, 2016, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $491.93 million, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type (in thousands).

	Debt Investments Denominated in Foreign Currencies As of March 31, 2016				Hedges As of March 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	31,021	$23,779	$22,867	A$	30,887	$21,780
Euros		€359,463	409,033	333,041		€313,562	348,808
British Pound Sterling		£70,608	101,409	99,548		£81,636	121,341

Total			$534,221	$455,456			$491,929

Interest Rate Swaps:

The Company entered into one interest rate swap with a notional amount of $100 million during the three months ended March 31, 2016. Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to the counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

4.	Derivative Instruments (continued)

As of March 31, 2016 and December 31, 2015, the Company’s open interest rate swaps were as follows ($ in thousands).

As of March 31, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$(1,500)
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	193
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	(7,215)

					$(8,522)

As of December 31, 2015
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,457
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,564

					$6,021

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2016 and December 31, 2015 represented 0.4% and 0.5%, respectively, of the Company’s net assets.

Below is a summary of the Company’s investments in equity options and warrants as of March 31, 2016 and December 31, 2015 (in thousands, except share amounts):

			As of March 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,990
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	5,248
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	1,120
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	236
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$26,091	$11,594

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

			As of December 31, 2015
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,551
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,754
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,332
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	213
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	370
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$31,433	$12,220

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

4.	Derivative Instruments (continued)

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2016 and December 31, 2015 generally reflect the volume of derivative activity throughout the periods presented.

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

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $12.04 million if the TRS had been terminated as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, Halifax Funding had selected 49 and 51 underlying debt positions, respectively, and had posted $120.00 million and $142.64 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016	December 31, 2015
Settled notional amount	$323,804	$310,371
Unsettled additions	356	14,595

Total notional amount	$324,160	$324,966

4.	Derivative Instruments (continued)

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	March 31, 2016	December 31, 2015
Interest and fee income	$4,928	$4,658
Financing charge	(1,102)	(896)
Net realized loss	(641)	(571)
Net unrealized depreciation of TRS assets	(15,907)	(16,753)

TRS total fair value	$(12,722)	$(13,562)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest and fee income	$4,885	$3,251
Financing charge	(1,341)	(799)
Net realized loss	(553)	(29)

Net realized gains on derivative instruments related to the TRS	$2,991	$2,423

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of March 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,781	$6,682	$(99)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,234	4,133	(101)
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	8/19/2021	2,851	2,786	(65)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	7,911	7,854	(57)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,154	6,175	21
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,929	3,800	(129)
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,669	(76)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	1,920	1,638	(282)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,850	2,830	(20)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,253	1
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,029	(869)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,760	4,583	(177)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,875	4,789	(86)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,937	3,766	(171)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,888	3,456	(1,432)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,802	8,535	(267)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,904	9,759	(145)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	404	407	3
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,965	4,749	(216)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	1,986	(848)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,331	7,896	(435)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,431	12,475	44
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	3,669	3,655	(14)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,937	9,648	(289)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,819	(128)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,888	6,744	(144)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,218	(505)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,692	9,647	(45)
Learfield Communications, Inc.	Media	L + 325	1.00%	10/9/2020	7,325	7,233	(92)
MCS AMS Sub-Holdings, LLC	Commercial & Professional Services	L + 650	1.00%	10/15/2019	11,888	12,328	440
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	7,892	7,800	(92)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,774	8,092	(682)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,674	3,659	(1,015)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,826	4,557	(269)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,925	4,957	32
Savers, Inc. (c)	Retailing	L + 375	1.25%	7/9/2019	10,412	8,766	(1,646)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,403	7,888	(515)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,703	4,492	(211)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,940	5,368	(1,572)

Total Senior Secured Loans - First Lien					267,274	255,121	(12,153)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,369	(289)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,155	(478)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,153	(178)
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,201	(820)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	2,892	(6)
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,044	(609)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,275	(1,275)

Total Senior Secured Loans - Second Lien					42,744	39,089	(3,655)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	2,966	(674)

Total Senior Secured Bonds					3,640	2,966	(674)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,027	25
Solera Holdings, Inc. (b)	Software & Services	10.50%		3/1/2024	9,500	10,050	550

Total Subordinated Debt					10,502	11,077	575

TOTAL					$324,160	$308,253	$(15,907)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of March 31, 2016.
(d)	Investment was on non-accrual status as of March 31, 2016.

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,798	$6,737	$(61)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,249	4,043	(206)
Alion Science & Technology Corp. (c)	Capital Goods	L + 450	1.00%	8/19/2021	2,858	2,830	(28)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	7,932	7,804	(128)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,169	6,174	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,939	3,743	(196)
Caesars Entertainment Operating Co., Inc.(b)(d) (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,493	(252)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,582	(188)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	707	562	(145)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,857	2,801	(56)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,448	12,366	(82)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,459	(439)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,772	4,630	(142)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,888	4,816	(72)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,947	3,706	(241)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,901	4,517	(384)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,824	8,507	(317)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,933	9,725	(208)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	405	404	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,977	4,753	(224)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	1,616	(1,218)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,353	7,918	(435)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,463	12,183	(280)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	1,901	1,889	(12)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,962	9,670	(292)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,398	(549)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,747	(174)
iPayment, Inc. (c)	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,318	(405)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,833	9,689	(144)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,343	7,233	(110)
MCS AMS Sub-Holdings, LLC (c)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	12,150	12,000	(150)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,351	8,104	(247)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,797	7,835	(962)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,231	(467)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,838	4,385	(453)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,938	4,943	5
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,774	7,131	(1,643)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,425	7,979	(446)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,714	4,470	(244)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,963	5,479	(1,484)

Total Senior Secured Loans - First Lien					269,945	256,870	(13,075)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,248	(410)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,274	(359)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,261	(70)
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,688	(333)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,005	107
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,179	(474)
Progressive Solutions	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	3,960	3,925	(35)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,391	(1,159)

Total Senior Secured Loans - Second Lien					46,704	43,971	(2,733)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,273	(367)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,080	(595)

Total Senior Secured Bonds					7,315	6,353	(962)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,019	17

Total Subordinated Debt					1,002	1,019	17

TOTAL					$324,966	$308,213	$(16,753)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2015.
(d)	Investment was on non-accrual status as of December 31, 2015.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$980,900	$1,789,514	$2,770,414
Subordinated debt	—	273,733	200,053	473,786
Structured products	—	—	116,528	116,528
Equity/Other	—	10,287	235,158	245,445

Subtotal	—	1,264,920	2,341,253	3,606,173
Short term investments	30,888	—	—	30,888

Total investments	$30,888	$1,264,920	$2,341,253	$3,637,061

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$3,205	$—	$3,205
Foreign currency forward contracts	—	474	—	474
Interest rate swaps	—	193	—	193
Liabilities
Cross currency swaps	—	(8,965)	—	(8,965)
Foreign currency forward contracts	—	(3,752)	—	(3,752)
Interest rate swaps	—	(8,715)	—	(8,715)
TRS	—	—	(12,722)	(12,722)

Total	$—	$(17,560)	$(12,722)	$(30,282)

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$1,064,704	$1,814,254	$2,878,958
Subordinated debt	—	228,222	229,065	457,287
Structured products	—	—	116,208	116,208
Equity/Other	—	12,800	257,008	269,808

Subtotal	—	1,305,726	2,416,535	3,722,261
Short term investments	7,071	—	—	7,071

Total investments	$7,071	$1,305,726	$2,416,535	$3,729,332

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$8,247	$—	$8,247
Foreign currency forward contracts	—	2,258	—	2,258
Interest rate swaps	—	6,021	—	6,021
Liabilities
Cross currency swaps	—	(304)	—	(304)
Foreign currency forward contracts	—	(541)	—	(541)
TRS	—	—	(13,562)	(13,562)

Total	$—	$15,681	$(13,562)	$2,119

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and year ended December 31, 2015.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5.	Fair Value of Financial Instruments (continued)

At March 31, 2016, the Company held 91 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.34 billion and 64.4% of the total investment portfolio. At December 31, 2015, the Company held 93 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.42 billion and 64.8% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

As of March 31, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,742,129	Discounted Cash Flow	Discount Rate	7.72% - 23.20% (11.79%)	Decrease
			EBITDA Multiple	3.58x – 10.39x (7.79x)	Increase
			Tangible Book Value Multiple	1.00x - 1.03x (1.01x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	8,308	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	8.91x (8.91x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.05% (0.05%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	17.75% (17.75%)	Increase
	3,825	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.29x (7.29x)	Increase
			Implied Volatility	23.30% (23.30%)	Increase
			Risk Free Rate	0.77% (0773%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	2.10 years (2.10 years)	Increase
			Quote	9.80% (9.80%)	Decrease
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	2,461	Liquidation Analysis	Expected Recovery Given Liquidation	11.75% (11.75%)
	32,791	Waterfall	EBITDA Multiple	5.38% (5.38%)	Increase
Subordinated Debt	199,129	Discounted Cash Flow	Discount Rate	12.32% - 19.47% (16.21%)	Decrease
			EBITDA Multiple	7.94x – 13.06x (10.27x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	924	Option Pricing Model	EBITDA Multiple	7.94x (7.94x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	0.88% (0.88%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	2.75 years (2.75 years)	Increase
Structured Products	109,118	Discounted Cash Flow	Discounted Rate	11.27% - 17.06% (15.18%)	Decrease
	7,410	Book Value	Book Value Multiple	1.00x (1.00x)	Increase
Equity/Other	31,437	Waterfall	Asset Appraisals	N/A	Increase
	1,158	Discounted Cash Flow	Discount Rate	11.40% - 12.82% (12.82%)	Decrease
	78,073	Net Asset Value	Net Asset Value	N/A	Increase
	37,052	Market Comparables	EBITDA Multiple	6.00x - 12.31x (8.73x)	Increase
			Revenue Multiple	0.25x - 2.27x (1.83x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.76%)	Decrease
	87,438	Option Pricing Model	EBITDA Multiple	5.14x – 7.94x (5.18x)	Increase
			Book Value Multiple	1.00x (1.00x)
			Implied Volatility	17.80% - 37.50% (20.11%)	Increase
			Risk Free Rate	0.00% - 0.88% (0.69%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	1.00 years – 2.75 years (2.03 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.09%)	Decrease

Total	$2,341,253

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,795,749	Discounted Cash Flow	Discount Rate	8.11% - 21.34% (11.99%)	Decrease
			Market Yield	6.25% - 19.32% (9.56%)	Decrease
			Yield Premium	0.00% - 6.50% (2.35%)	Decrease
			Weighted Average Cost of Capital	6.40% - 19.70% (10.53%)	Decrease
			EBITDA Multiple	3.90x - 11.61x (8.21x)	Increase
			Tangible Book Value Multiple	1.30x - 1.40x (1.35x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,353	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	6.26x (6.26x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.33% (0.33%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	18.07% (18.07%)	Increase
	6,273	Discounted Cash Flow/Quote/ Liquidation Analysis	Discount Rate	146.51% (146.51%)	Increase
			Quote	14.50% (14.50%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	2,879	Liquidation Analysis	Expected Recovery Given Liquidation	13.80% (13.80%)	Increase
Subordinated Debt	227,576	Discounted Cash Flow	Discount Rate	11.31% - 21.51% (15.12%)	Decrease
			Market Yield	7.21% - 19.53% (10.11%)	Decrease
			Yield Premium	0.00% - 4.25% (4.20%)	Decrease
			Weighted Average Cost of Capital	10.15% - 19.50% (14.69%)	Decrease
			EBITDA Multiple	6.42x - 22.99x (11.54x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	1,489	Option Pricing Model	EBITDA Multiple	9.27x (9.27x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	1.24% (1.24%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.00 years (3.00 years)	Increase
Structured Products	109,083	Discounted Cash Flow	Discounted Rate	11.22% - 17.38% (15.41%)	Decrease
	7,125	Book Value	Book Value	1.00x (1.00x)	Increase
Equity/Other	115,060	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	3.93% (3.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	1,127	Discounted Cash Flow	Discount Rate	11.60% - 12.60% (12.60%)	Decrease
	76,807	Net Asset Value	Net Asset Value	N/A	Increase
	52,295	Market Comparables	EBITDA Multiple	5.29x - 12.52x (9.37x)	Increase
			Revenue Multiple	0.24x - 2.24x (1.87x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.86%)	Decrease
	11,719	Option Pricing Model	EBITDA Multiple	5.37x - 11.16x (6.53x)	Increase
			Implied Volatility	20.00% - 37.50% (33.52%)	Increase
			Risk Free Rate	0.00% - 1.24% (0.25%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.00 years (2.60 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.03%)	Decrease

Total	$2,416,535

5.	Fair Value of Financial Instruments (continued)

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three months ended March 31, 2016 and 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended March 31, 2016
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of January 1, 2016	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973
Additions (1)	72,734	766	—	17,829	—	91,329
Net realized gains (losses) (2)	(10,232)	(3,794)	—	4,158	2,991	(6,877)
Net change in unrealized appreciation (depreciation) (3)	(6,439)	1,211	1,462	(22,757)	840	(25,683)
Sales or repayments (4)	(112,760)	(27,530)	(1,142)	(21,080)	(2,991)	(165,503)
Net discount accretion	1,259	335	—	—	—	1,594
Transfers into Level 3	30,698	—	—	—	—	30,698

Fair value balance as of March 31, 2016	$1,789,514	$200,053	$116,528	$235,158	$(12,722)	$2,328,531

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2016 (3)	$(18,472)	$(2,155)	$1,670	$(11,559)	$840	$(29,676)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

5.	Fair Value of Financial Instruments (continued)

	Three Months Ended March 31, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	79,534	27,049	50,000	21,157	—	177,740
Net realized gains (losses) (2)	330	(15)	—	—	2,423	2,738
Net change in unrealized appreciation (depreciation) (3)	(36,874)	(17,629)	2,389	(4,183)	5,609	(50,688)
Sales or repayments (4)	(52,327)	(1,464)	—	(1,157)	(2,423)	(57,371)
Net discount accretion	918	374	—	—	—	1,292

Fair value balance as of March 31, 2015	$1,135,325	$205,174	$88,810	$141,125	$2,164	$1,572,598

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2015 (3)	$(36,403)	$(18,472)	$4,987	$(4,183)	$5,609	$(48,462)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2016. No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2015. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation for advisory services and other services in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities and (iii) the Company’s Offerings.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of the Company’s Offerings and in connection therewith receives selling commissions and marketing support fees. Prior to the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, sales of shares were subject to a sales load of up to 10% of the offering price, which included up to 7% of the offering price for sales commissions, and up to 3% of the offering price for marketing support fees. After the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, no sales commissions or marketing support fees will be charged on purchases of shares of its common stock.

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

6.	Related Party Transactions (continued)

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the three months ended March 31, 2016, the Company recorded $0.43 million in deferred offering expenses related to the Follow-On Offering, or 0.4% of gross offering proceeds of the Follow-On Offering.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s board of directors and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. Through December 31, 2015, CNL also received reimbursement payments from the Company for professional services provided by certain officers of the Company.

Related party fees, expenses and expenses incurred on behalf of the Company during the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2016	2015
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$9,649	$16,753
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	19,676	15,135
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	2,650	7,983
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement(2)	432	800
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	219	188
CNL	Administrative Services Agreement: Administrative and compliance services	530	363

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the three months ended March 31, 2016 and 2015, $0.75 million and $5.11 million, respectively, of subordinated incentive fees on income were paid to the Advisors.
(2)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Three Months Ended March 31,	2016	2015
Offering expenses reimbursement payable as of January 1,	$210	$272
Additional offering expenses deferred during the three months ended March 31,	432	800
Offering expenses reimbursement payable as of March 31,	(224)	(371)

Offering expenses reimbursement paid to the Advisors during the three months ended March 31,	$418	$701

Outstanding unreimbursed offering expenses (net of amounts payable) as of March 31,	$—	$—

6.	Related Party Transactions (continued)

During the three months ended March 31, 2016 and 2015, there were no incentive fees on capital gains earned by the Advisors.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $0.03 million and $1.54 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, $0.03 million and $0.18 million, respectively, of capital structuring fees were receivable from the Advisors.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation provide certain indemnification to its officers, directors, agents, and certain other persons. As of March 31, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended March 31,
Fee Income	2016	2015
Capital structuring fees	$25	$1,538
Amendment fees	640	8,063

Total	$665	$9,601

8.	Distributions

The Company’s board of directors declared distributions for 13 record dates in each of the three months ended March 31, 2016 and 2015, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2016 and 2015 are presented in the tables below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2016				2015
	Per Share		Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.20		$59,940	100.0%	$0.20	$45,830	100.0%
From net investment income	0.17		51,335	85.7	0.17	39,190	85.5
From net realized gains	—	(1)	310	0.5	0.03	6,640	14.5
Distributions in excess of net investment income	0.03		8,295	13.8	—	—	—

(1)	Amount rounds to less than 0.005.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2016 and 2015 (in thousands).

Three Months Ended March 31,	2016	2015
Ordinary income component of tax basis undistributed earnings	$69,853	$56,222
Offering expenses	812	1,443
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4,995)	18,976
Net change in unrealized appreciation on total return swaps	840	5,609

Total (1)	$66,510	$82,250

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

8.	Distributions (continued)

For the three months ended March 31, 2016, the tax-related sources of distributions of $66.51 million were greater than the distributions in excess of net investment income of $8.30 million. As a result, the Company estimates that none of the distributions declared during the three months ended March 31, 2016 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2015 were classified as a tax basis return of capital.

On March 18, 2016, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on April 5, 2016 through and including April 26, 2016.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the three months ended March 31, 2016 and 2015 (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from offering	11,392,899	$110,985	16,812,623	$183,198
Commissions and marketing support fees	—	(9,649)	—	(16,753)

Net proceeds to company	11,392,899	101,336	16,812,623	166,445
Reinvestment of distributions	3,457,351	30,679	1,444,063	14,296

Net proceeds from offering	14,850,250	$132,015	18,256,686	$180,741

Average net proceeds per share	$8.89		$9.90

As of March 31, 2016, the Company has sold 311.00 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.35 billion.

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

The following table is a summary of the share repurchases completed during the three months ended March 31, 2016 and 2015 (in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92

2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82

10.	Borrowings

The Company’s outstanding borrowings as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016						As of December 31, 2015
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility(1)	$710,000	(2)	$492,041	(3)	$492,041		$700,000	(2)	$632,980	(3)	$632,980
Deutsche Bank Credit Facility(1)	250,000		210,000		210,000		250,000		210,000		210,000
BNP Credit Facility(1)	200,000		163,000		163,000		200,000		188,000		188,000
SMBC Credit Facility(1)	200,000		—		—		200,000		—		—

Total credit facilities	1,360,000		865,041		865,041		1,350,000		1,030,980		1,030,980
2014 Senior Secured Term Loan	392,000		392,000		387,052	(4)	393,000		393,000		387,677	(4)

Total borrowings	$1,752,000		$1,257,041		$1,252,093		$1,743,000		$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million.
(3)	Includes $52.04 million and $49.70 million denominated in Euros as of March 31, 2016 and December 31, 2015, respectively, and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less the unaccreted original issue discount of $1.29 million and $1.39 million and deferring financing costs of $3.66 million and $3.93 million as of March 31, 2016 and December 31, 2015, respectively.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2016 were 3.01% and 1.8 years, respectively, and as of December 31, 2015 were 2.94% and 2.0 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility consists of loans to be made in U.S. dollars and other foreign currencies in an aggregate amount of $710 million as of March 31, 2016, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $900 million. Availability under the Senior Secured Revolving Credit Facility will terminate on September 4, 2016 and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 4, 2017. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, CCT Tokyo Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.50% or, with respect to borrowings in foreign currencies, on a base interest rate applicable to such currency borrowing plus an applicable spread of 2.50%. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.00%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest expense	$4,145	$1,545
Unused commitment fees	138	398
Amortization of deferred financing costs	450	429

Total interest expense	$4,733	$2,372

Weighted average interest rate	3.0%	2.8%
Average borrowings	$561,939	$230,000

10.	Borrowings (continued)

Deutsche Bank Credit Facility

CCT Funding is party to a revolving credit facility (as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as the administrative agent and lender, which allows CCT Funding to borrow up to $250 million. The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding. The Deutsche Bank Credit Facility consists of a Tranche E loan commitment (the “Tranche E Loans”) of $150 million and a Tranche F loan commitment (the “Tranche F Loans”) of $100 million. The Tranche E Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on February 8, 2017. The Tranche F Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on September 11, 2017.

Interest on the Tranche E Loans is charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans is charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest expense	$1,323	$450
Unused commitment fees	149	186
Amortization of deferred financing costs	90	106

Total interest expense	$1,562	$742

Weighted average interest rate	2.6%	2.2%
Average borrowings	$210,000	$85,322

The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding.

BNP Credit Facility

Paris Funding is party to a revolving credit facility with BNP Paribas Prime Brokerage, Inc. (“BNP”) under which it may borrow up to $200 million (as amended, the “BNP Credit Facility”). Paris Funding has the right to prepay loans under the BNP Credit Facility in whole or in part at any time. Paris Funding may terminate the BNP Credit Facility with 180 days’ notice. If certain margin and collateral requirements, minimum net assets or other covenants are not met, the BNP Credit Facility could be deemed in default and result in termination. BNP has the option to terminate the BNP Credit Facility with 29 days’ notice if BNP’s long-term credit rating has declined to a level three or more notches below its highest rating by S&P, Moody’s or Fitch (a “Funding Event”). Absent a default, facility termination event or Funding Event, BNP is required to provide Paris Funding with 364 days’ notice prior to terminating the BNP Credit Facility.

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest expense	$646	$181
Unused commitment fees	34	167
Amortization of deferred financing costs	—	—

Total interest expense	$680	$348

Weighted average interest rate	1.6%	1.3%
Average borrowings	$166,846	$56,988

10.	Borrowings (continued)

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of March 31, 2016 and December 31, 2015, Paris Funding had investments with a fair value of $325.00 million and $315.88 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there were no securities rehypothecated by BNP.

SMBC Credit Facility

CCT Tokyo Funding is party to a revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which allows CCT Tokyo Funding to borrow up to $200 million. The SMBC Credit Facility is secured by all of the assets held by CCT Tokyo Funding, including its portfolio of assets. Such pledged assets are held in a segregated custody account with Wells Fargo Bank, National Association (“Wells Fargo”). The end of the reinvestment period and the stated maturity date for the SMBC Credit Facility are December 2, 2017 and December 2, 2020, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by CCT Tokyo Funding. The Company and CCT Tokyo Funding are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Credit Facility. As of March 31, 2016, the Company and CCT Tokyo Funding were in compliance in all material respects with the terms of the SMBC Credit Facility.

At the option of CCT Tokyo Funding, interest is charged at either the rate of three month LIBOR (London Interbank Offered Bank) plus 1.75%, if the average advances outstanding are greater than $100,000,000, otherwise plus 2.00%, or the higher of the Prime Rate (as defined in the Loan and Servicing Agreement) or the Federal Funds rate plus 0.50%, plus 0.75% if the average advances outstanding are greater than $100,000,000, otherwise plus 1.00%. Interest is payable quarterly. Effective June 2, 2016, CCT Tokyo Funding will also pay a quarterly non-usage fee of 0.35% on any unused commitment amounts if the average daily amount of the advances outstanding during a remittance period is equal to or greater than the lesser of (i) 50% of the borrowing base during the remittance period and (ii) $100,000,000 (such lesser amount, the “Later Period Threshold Amount”). If the average daily amount of the advances outstanding during a remittance period is less than the Later Period Threshold Amount, CCT Tokyo Funding will pay a fee of 0.875% for any unused portion up to or equal to the difference of the Later Period Threshold Amount less the amount of advances outstanding in addition to the non-usage fee of 0.35% on any remaining unused portion.

As of March 31, 2016, CCT Tokyo Funding has not borrowed against the SMBC Credit Facility. CCT Tokyo Funding recorded amortization of deferred financing costs of $0.17 million during the three months ended March 31, 2016.

10.	Borrowings (continued)

2014 Senior Secured Term Loan

The Company is party to a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding and CCT Tokyo Funding.

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2016 and each of the next three years, in aggregate, as of March 31, 2016 were as follows (in thousands):

2016	$3,000
2017	4,000
2018	4,000
2019	381,000

$392,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest expense	$3,974	$3,970
Accretion of original issue discount	98	94
Amortization of deferred financing costs	277	265

Total interest expense	$4,349	$4,329

Weighted average interest rate	4.3%	4.2%
Average borrowings	$392,989	$396,978

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2016 and December 31, 2015, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2016, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers:
Beyond Trust Software	$1,090

Unfunded delayed draw loans:
Marshall Retail Group, LLC	1,200

Unfunded term loans:
A10 Capital, LLC	5,029
Petrochoice Holdings, Inc.	15,000

20,029

Unfunded equity commitments:
Orchard Marine, Ltd	14,975
Star Mountain SMB Multi-Manager Credit Platform, LP	44,330
Home Partners of America, Inc.	22,934
KKR BPT Holdings Aggregator, LLC	10,500
Great American Group	66,424

159,163

Total Unfunded Commitments	$181,482

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2016, the Company’s unfunded debt commitments have a fair value of ($0.31) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2016, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2016 and December 31, 2015.

12.	Income Taxes

The Company’s Taxable Subsidiaries are subject to U.S. Federal and State income taxes. As of March 31, 2016 and December 31, 2015, the aggregate net deferred tax asset, before valuation allowance, was $2.46 million and $2.47 million, respectively, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of March 31, 2016 and 2015, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the three months March 31, 2016 and 2015, the Taxable Subsidiaries had an effective tax rate of zero.

During the three months ended March 31, 2016, the Company recorded foreign withholding tax of $0.33 million, which is recorded net against the related interest income in the condensed consolidated statements of operations. During the three months ended March 31, 2015, the Company recorded foreign income tax expense of $0.11 million, of which $0.09 million represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$9.79

Net investment income(1)	0.17	0.17
Net realized and unrealized gain (loss)(1)(2)	(0.29)	(0.03)

Net increase (decrease) resulting from investment operations	(0.12)	0.14

Distributions from net investment income(3)	(0.17)	(0.17)
Distributions from realized gains(3)	—	(0.03)
Distributions in excess of net investment income(3)(4)	(0.03)	—

Net increase (decrease) resulting from distributions to common shareholders	(0.20)	(0.20)

Issuance of common stock above net asset value(5)	0.01	0.01
Repurchases of common stock(6)	—	—

Net increase resulting from capital share transactions	0.01	0.01

Net asset value, end of period	$8.62	$9.74

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	(2.0)%	0.4%
Total investment return-net asset value(8)	(1.3)%	1.5%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,614,515	$2,307,064
Average net assets(9)	$2,596,283	$2,222,769
Average borrowings(9)	$1,331,774	$769,288
Shares outstanding, end of period	303,454	236,833
Weighted average shares outstanding	298,079	227,625

Ratios to Average Net Assets:(9)
Total operating expenses	1.44%	1.56%
Net investment income	1.98%	1.76%
Total investment income	3.42%	3.33%
Portfolio turnover rate	4%	1%
Asset coverage ratio(10)	2.79	3.20

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

13.	Financial Highlights (continued)

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

14.	Subsequent Events

On April 12, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 6,807,080 shares of common stock at a cash price of $8.61 per share. The tender offer will expire on May 25, 2016 at 5:00 PM, central time.

On April 15, 2016, the Company amended and restated its Senior Secured Revolving Credit Facility (the “Amendment”). The Amendment, among other things, increased the aggregate principal amount committed to $893 million, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1.34 billion. The stated borrowing rate under the Amendment is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 and the outstanding loans will mature on April 15, 2021.

On April 27, 2016, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on May 3, 2016 through and including May 31, 2016.

On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million.

During the period April 1, 2016 through May 11, 2016, the Company received additional net proceeds of approximately $15.69 million from its Follow-On Offering through the registered investment advisor channel, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2015 and Item 1A in Part II of this Quarterly Report.

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

As of March 31, 2016, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of capital we may borrow and the amount of equity capital proceeds from our Follow-On Offering through the registered investment advisor channel.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015:

As of (in thousands, except ratios and per share amounts)	March 31, 2016	December 31, 2015
Total assets	$3,931,953	$4,041,190
Adjusted total assets (Total assets, net of payable for investments purchased)	$3,913,804	$4,041,190
Investments in portfolio companies	$3,606,173	$3,722,261
Borrowings - credit facilities and term loan, net	$1,252,093	$1,418,657
Deemed borrowings (TRS implied leverage classified as senior securities)	$204,160	$182,326
Net assets	$2,614,515	$2,594,022
Net asset value per share	$8.62	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	37%	40%

Activity for the Three Months Ended	March 31,
(in thousands, except per share amounts)	2016	2015
Average net assets	$2,596,283	$2,222,769
Average borrowings under credit facilities and term loan	$1,331,774	$769,288
Purchases of investments	$131,229	$407,247
Sales, principal payments and other exits	$192,065	$136,521
Net investment income	$51,335	$39,190
Net realized gains on investments, derivative instruments and foreign currency transactions	$310	$18,722
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	$(86,930)	$(26,128)
Net (decrease) increase in net assets resulting from operations	$(35,285)	$31,784
Total distributions declared	$59,940	$45,830
Net investment income per share	$0.17	$0.17
(Losses) earnings per share	$(0.12)	$0.14
Distributions declared per share outstanding for the entire period	$0.20	$0.20

Summary of Common Stock Offerings for the Three Months Ended	March 31,
(in thousands, except share and per share amounts)	2016	2015
Gross proceeds, excluding reinvestment of distributions	$110,985	$183,198
Net proceeds to Company, excluding reinvestment of distributions	$101,336	$166,445
Reinvestment of distributions	$30,679	$14,296
Average net proceeds per share	$8.89	$9.90
Shares issued in connection with Offerings, excluding reinvestment of distributions	11,392,899	16,812,623
Shares issued in connection with reinvestment of distributions	3,457,351	1,444,063

Business Environment

During the three months ended March 31, 2016, markets continued to be influenced by geopolitical concerns as well as sector specific dislocations, including commodities and energy. The first quarter of 2016 experienced cumulative net outflows from liquid loan and high yield bond funds. While the credit markets experienced a rally in recent weeks, significant inflows and outflows in open end credit mutual funds and exchange traded funds have become commonplace. These factors, along with thin liquidity, have placed pressure on valuations, slowed market activity, and contributed to an increase in volatility.

Our closed-end structure and long term fundamental underwriting approach position us to continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets and/or achieve attractive terms on their debt. In the United States, successful access to the liquid credit markets is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Therefore, considering the recent dynamic market environment, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. However, we continue to scan for attractive opportunities in secondary credit markets resulting from specific situations and volatility.

We believe that privately originated transactions with both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will expand given financial regulation stemming from the 2009 credit crisis that is resulting in commercial banks reducing lending levels to middle-market companies. We maintain a high degree of caution and believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments, best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the Three Months ended March 31, 2016 and 2015

The following table summarizes our investment activity as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	March 31, 2016		December 31, 2015
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$3,606,173	$308,253	$3,722,261	$308,213
No. portfolio companies	127	46	124	48
No. debt investments	141	49	141	51
No. structured product investments	5	—	5	—
No. equity/other investments	30	—	32	—

	Investment Portfolio Activity Summary ($ in thousands)		TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Purchases of investments:
Senior secured loans – first lien	$55,608	$204,131	$1,402	$27,491
Senior secured loans – second lien	4,116	28,062	—	—
Senior secured bonds	250	16,216	—	—
Subordinated debt	53,425	81,332	9,500	—
Structured products	—	50,000	—	—
Equity/other	17,830	27,506	—	—

Total	$131,229	$407,247	$10,902	$27,491

Sales, principal payments and other exits:
Senior secured loans – first lien	$75,738	$33,825	$7,084	$5,695
Senior secured loans – second lien	62,559	86,977	4,000	4,000
Senior secured bonds	3,618	—	—	—
Subordinated debt	27,929	14,562	—	228
Structured products	1,142	984	—	—
Equity/other	21,079	173	—	—

Total	$192,065	$136,521	$11,084	$9,923

Portfolio Company Additions	8	9	1	4
Portfolio Company Exits	(5)	(5)	(3)	(2)
Debt Investment Additions	15	12	1	6
Debt Investment Exits	(15)	(6)	(3)	(5)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 28 debt investment positions and 32 portfolio companies in common, both as of March 31, 2016 and December 31, 2015. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2016 and 2015 were ($51.11) million and ($50.61) million, respectively, for our Investment Portfolio, and $0.85 million and $4.86 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $36.39 million and $151.55 million for the three months ended March 31, 2016 and 2015, respectively, representing 37.2% and 50.4% of approximately $97.74 million and $300.75 million in total originations by KKR in Co-Investment Transactions for each respective period.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the three months ended March 31, 2016 and 2015 and the status of originated investments held in the Investment Portfolio as of March 31, 2016 and December 31, 2015:

Originated Investment Activity for the Three Months Ended ($ in thousands)	March 31,
	2016	2015
Number of originated investments, by issuer	3	2
Total amount of originated investments, at cost (1)	$72,658	$151,550
Originated investments as a percentage of total investment activity	55.4%	37.2%
Fee income recognized in connection with originated investments	$25	$1,538

Originated Investments Summary as of ($ in thousands)	March 31, 2016	December 31, 2015
Total originated investments, at fair value	$2,183,210	$2,305,938
Total originated investments as a percentage of total Investment Portfolio, at fair value	60.5%	61.9%
Weighted average annual yield of originated debt investments (2)(3)	10.2%	10.3%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were (2.0)% and (1.3)%, respectively, as of March 31, 2016. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of March 31, 2016 and December 31, 2015, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	March 31, 2016		December 31, 2015
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,703,977	$1,578,126	$1,721,163	$1,593,668
Senior secured loans - second lien	1,096,080	1,015,120	1,154,518	1,100,781
Senior secured bonds	222,388	177,168	217,350	184,509

Total senior debt	3,022,445	2,770,414	3,093,031	2,878,958
Subordinated debt	531,142	473,786	525,301	457,287
Structured products	110,498	116,528	111,640	116,208
Equity/Other	292,967	245,445	292,059	269,808

Total	$3,957,052	$3,606,173	$4,022,031	$3,722,261

	TRS Portfolio as of (in thousands)
	March 31, 2016		December 31, 2015
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$267,274	$255,121	$269,945	$256,870
Senior secured loans - second lien	42,744	39,089	46,704	43,971
Senior secured bonds	3,640	2,966	7,315	6,353

Total senior debt	313,658	297,176	323,964	307,194
Subordinated debt	10,502	11,077	1,002	1,019

Total	$324,160	$308,253	$324,966	$308,213

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1)(2)
Senior secured loans - first lien	8.7%	5.5%	8.7%	5.8%
Senior secured loans - second lien	10.2%	9.4%	10.4%	9.5%
Senior secured bonds	9.2%	9.4%	9.5%	8.4%
Subordinated debt(1)(2)	10.2%	10.6%	10.1%	6.8%
Structured products (1)(2)	10.8%	—%	10.8%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were (2.0)% and (1.3)%, respectively, as of March 31, 2016 and (2.0)% and (0.9)%, respectively, as of December 31, 2015. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of March 31, 2015 and December 31, 2014:

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Percent of debt portfolio	73.2%		71.4%		94.8%		96.7%
Percent of floating rate debt investments with interest rate floors	94.4%		93.6%		98.7%		98.8%
Weighted average interest rate floor	1.0%		1.0%		1.1%		1.1%
Weighted average coupon spread to base rate	764	bps	764	bps	480	bps	484	bps
Weighted average years to maturity	4.7		4.9		4.3		4.5

Fixed interest rate debt investments:
Percent of debt portfolio	26.8%		28.6%		5.2%		3.3%
Weighted average coupon rate	9.9%		10.2%		10.4%		9.9%
Weighted average years to maturity	5.7		5.6		6.3		4.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.61% and 0.64%, and 0.25% and 0.28% during the three months ended March 31, 2016 and 2015, respectively, and the terminal value was 0.63% and 0.61% on March 31, 2016 and December 31, 2015, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.5% as of March 31, 2016 and December 31, 2015. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return - net price and total investment return – net asset value were (2.0)% and (1.3)%, respectively, for the three months ended March 31, 2016. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$—	—%	$407	0.1%	$404	0.1%
BB-	40,679	1.1	43,253	1.2	24,694	8.0	24,999	8.1
B+	167,299	4.6	155,395	4.2	39,870	12.9	40,695	13.2
B	231,491	6.4	265,440	7.1	142,441	46.3	147,430	47.9
B-	377,380	10.5	316,944	8.5	65,974	21.4	55,993	18.2
CCC+	611,269	17.0	649,508	17.4	26,923	8.7	30,808	10.0
CCC	95,804	2.7	102,191	2.7	—	—	—	—
CCC-	32,194	0.9	48,501	1.3	4,275	1.4	4,391	1.4
D	14,585	0.4	9,640	0.3	3,669	1.2	3,493	1.1
Not rated	2,035,472	56.4	2,131,389	57.3	—	—	—	—

Total	$3,606,173	100.0%	$3,722,261	100.0%	$308,253	100.0%	$308,213	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	March 31, 2016	December 31, 2015

Total number of all investments with PIK feature	17	23
Par value of all investments with PIK feature	$587,291	$707,559

Total number of all investments that have active PIK election	12	19
Par value of all investments that have active PIK election	$487,547	$648,196
Percent of debt investment portfolio with active PIK election, at par value	13.3%	17.5%

Number of originated investments with PIK feature and active PIK election	7	12
Par value of originated investments with PIK feature and active PIK election	$403,579	$524,303

	March 31,
PIK Interest Income Activity for the Three Months Ended (in thousands)	2016	2015
PIK interest income	$8,364	$6,808
PIK interest income as a percentage of interest income and PIK interest income	9.7%	10.6%
PIK interest income as a percentage of total investment income	9.4%	9.2%

As of March 31, 2016, our Investment Portfolio consisted of 127 portfolio companies, diversified across 20 industry classifications, as compared to our Investment Portfolio as of December 31, 2015 that consisted of 124 portfolio companies, diversified across 21 distinct industry classifications. As of March 31, 2016, the TRS Portfolio consisted of 46 portfolio companies, diversified across 16 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2015 that consisted of 48 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of March 31, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$628,841	17.4%	$621,721	16.7%	$32,276	10.5%	$31,229	10.1%
Software & Services	426,363	11.8	416,659	11.2	78,125	25.3	68,767	22.3
Consumer Durables & Apparel	272,073	7.6	358,089	9.6	9,648	3.1	12,750	4.1
Retailing	268,199	7.4	309,014	8.3	30,188	9.8	29,078	9.4
Diversified Financials	237,605	6.6	231,820	6.2	—	—	—	—
Automobiles & Components	192,659	5.3	178,077	4.8	—	—	—	—
Transportation	173,547	4.8	174,014	4.7	11,029	3.6	11,459	3.7
Technology Hardware & Equipment	173,152	4.8	176,343	4.7	7,923	2.6	8,216	2.7
Energy	162,829	4.5	164,056	4.4	—	—	—	—
Health Care Equipment & Services	157,669	4.4	178,069	4.8	32,022	10.4	36,248	11.8
Commercial & Professional Services	153,513	4.3	155,039	4.2	16,461	5.3	16,043	5.2
Materials	129,590	3.6	146,239	3.9	12,475	4.0	12,183	4.0
Real Estate	101,617	2.8	82,720	2.2	10,253	3.3	12,366	4.0
Media	99,438	2.8	85,122	2.3	24,036	7.8	24,699	8.0
Consumer Services	94,095	2.6	89,389	2.4	4,076	1.3	3,897	1.3
Food & Staples Retailing	92,761	2.6	101,854	2.7	10,187	3.3	12,078	3.9
Telecommunications Services	80,163	2.2	80,681	2.2	8,180	2.7	8,280	2.7
Food & Beverage & Tobacco	61,803	1.7	62,134	1.7	8,555	2.8	8,522	2.8
Pharmaceuticals, Biotechnology & Life Science	53,121	1.5	53,634	1.4	—	—	—	—
Remaining Industries	47,135	1.3	57,587	1.6	12,819	4.2	12,398	4.0

Total	$3,606,173	100.0%	$3,722,261	100.0%	$308,253	100.0%	$308,213	100.0%

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

Liquidity

As of March 31, 2016, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$99,075
Short Term Investments	30,888
Credit Facilities-Effective Borrowing Capacity (1)	351,177

Total	$481,140

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of March 31, 2016.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. On February 12, 2016, our Follow-On Offering closed to investors who purchase shares of our common stock through the independent broker-dealer channel. However, our Follow-On Offering remains open to investors who purchase shares of our common stock through the registered investment advisor channel. As of March 31, 2016, we had approximately 39 million additional shares of common stock available for sale through the Follow-On Offering. In addition, our Shelf Registration Statement provides us the ability to offer, from time to time, up to $750 million of our debt equity and/or securities.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016					As of December 31, 2015
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility (1)(2)	$710,000	$492,041	(3)	$492,041		$700,000	$632,980	(3)	$632,980
Deutsche Bank Credit Facility (1)	250,000	210,000		210,000		250,000	210,000		210,000
BNP Credit Facility (1)	200,000	163,000		163,000		200,000	188,000		188,000
SMBC Credit Facility (1)	200,000	—		—		200,000	—		—

Total credit facilities	1,360,000	865,041		865,041		1,350,000	1,030,980		1,030,980
2014 Senior Secured Term Loan	392,000	392,000		387,052	(4)	393,000	393,000		387,677	(4)

Total	$1,752,000	$1,257,041		$1,252,093		$1,743,000	$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $900 million as of March 31, 2016 and December 31, 2015.
(3)	Includes $52.04 million and $49.70 million denominated in Euros as of March 31, 2016 and December 31, 2015, respectively, and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less unaccreted original issue discount of $1.29 million and $1.39 million and deferred financing costs of $3.66 million and $3.93 million as of March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016 and 2015, our total all-in cost of financing, including fees and expenses, was 3.5% and 4.2%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.75 billion that is available to us from our revolving credit facilities and term loan, and we may add additional credit arrangements or other forms of financing arrangements including joint ventures. In April 2016, we entered into an agreement to refinance and extend our Senior Secured Revolving Credit Facility and increased the aggregate commitment to $928 million. See Note 15. “Subsequent Events” in our unaudited condensed consolidated financial statements for additional disclosures on this amendment.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of March 31, 2016, the posted collateral of $120 million equaled 37.0% of the total notional amount, as compared to $142.64 million, or 43.9% of the total notional amount as of December 31, 2015. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $108.05 million as of March 31, 2016.

Halifax Funding may terminate the TRS Agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of early termination, the TRS Agreements will terminate on January 15, 2019. In the event of early termination of the TRS Agreements, Halifax Funding may be required to pay an early termination fee.

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of March 31, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended
(in thousands, except per share amounts)	Per Share	Amount
March 31, 2016 (13 record dates)	$0.201279	$59,940
March 31, 2015 (13 record dates)	$0.201279	$45,830

Approximately 51% of the distributions we declared in each of the three months ended March 31, 2016 and 2015 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the three months ended March 31, 2016. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of March 31, 2016, the fair value of our investments totaled $3.61 billion for our Investment Portfolio and $308.25 million for our TRS Portfolio. The majority of our investments at March 31, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2016 and 2015. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Total investment income	$88,851	$73,954
Net operating expense	(37,516)	(34,742)
Income tax expense, including excise tax	—	(22)

Net investment income	51,335	39,190
Net realized gains	310	18,722
Net change in unrealized depreciation	(86,930)	(26,128)

Net (decrease) increase in net assets resulting from operations	$(35,285)	$31,784

Investment income

Investment income consisted of the following for the three months March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest income	$77,594	$57,393
Payment-in-kind interest income	8,364	6,808

Subtotal	85,958	64,201
Fee income	665	9,601
Dividend and other income	2,228	152

Total investment income	$88,851	$73,954

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.68 billion and $2.79 billion for the three months ended March 31, 2016 and 2015, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $4.27 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, 9.7% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 10.6% for the same period in 2015. As of March 31, 2016, our weighted average annual yield on our accruing debt investments was 9.5% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2016, approximately 73.2% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. The decrease in fee income for the three months ended March 31, 2016 was primarily due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and an increase in capital restructuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income period over period was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013.

Operating expenses

Our operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Investment advisory fees	$19,676	$15,135
Interest expense	11,467	7,798
Performance-based incentive fees	2,650	7,983
Offering expense	812	1,443
Administrative services	846	714
Professional services	634	538
Custodian and accounting fees	414	270
Director fees and expenses	112	126
Other	905	735

Total operating expenses	$37,516	$34,742

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three months ended March 31, 2016 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Subordinated Incentive fee on income	$2,650	$7,983
Incentive fee on capital gains	—	—

Total performance-based incentive fees	$2,650	$7,983

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

We did not record any incentive fee on capital gains for the three months ended March 31, 2016 and 2015. As of March 31, 2016, we had unrealized losses of $349.87 million in excess of our cumulative realized net capital gains since inception. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Stated interest expense	$10,088	$6,146
Unused commitment fees	321	751
Amortization of deferred financing costs	960	807
Accretion of discount on term loan	98	94

Total interest expense	$11,467	$7,798

The increase in interest expense during the three months ended March 31, 2016 was primarily attributable to the increase in our weighted average debt outstanding to $1.33 billion, as compared to $769.29 million during the three months ended March 31, 2015.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the three months ended March 31, 2016, we recorded deferred offering expenses of $0.43 million, as compared to $0.80 million for the same period in 2015. The $1.23 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of March 31, 2016 represents the amount that will be recorded as offering expenses in the consolidated statements of operations over the next 12 months. Going forward, we expect a reduction in offering expenses due to the February 2016 closing of our Follow-On Offering to investors who purchase share through the independent broker-dealer channel.

During the three months ended March 31, 2016 and 2015, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.45% and 0.44%, respectively.

Net realized gain and losses - Net realized gains and losses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net realized losses on investments	$(12,149)	$(6,322)
Net realized gains on derivative instruments	9,269	26,388
Net realized gains (losses) on foreign currency transactions	3,190	(1,344)

Net realized gains	$310	$18,722

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net losses on investments for each of the periods presented. The net realized loss on investments for the three months ended March 31, 2016 consisted of an $8.91 million gain on the disposition of investments, offset by a $21.06 million currency loss on those investments that were denominated in foreign currencies. The net realized loss on investments for the three months ended March 31, 2016 was primarily attributable to a loss realized upon the sale of an investment in the energy sector.

Our net realized gains (losses) on derivative instruments for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net realized gains (losses) on:
Cross currency swaps	$4,144	$—
Foreign currency forward contracts	2,134	23,965
TRS	2,991	2,423

	$9,269	$26,388

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. In August 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. During the three months ended March 31, 2016, the scheduled amortization of one of our cross currency swaps resulted in a net exchange of currencies with our counterparty that generated a realized gain of $4.74 million. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2016 and 2015, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net change in unrealized appreciation (depreciation) on:
Investments	$(51,109)	$(50,610)
Derivative instruments	(32,401)	24,585
Foreign currency translation	(3,420)	(103)

Net change in unrealized depreciation	$(86,930)	$(26,128)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$63,292	$26,784
Unrealized depreciation	(137,810)	(79,555)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	23,409	2,161

Total net unrealized depreciation	$(51,109)	$(50,610)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 13.2% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

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

	Three Months Ended March 31,
(in thousands)	2016	2015
Net realized and unrealized losses on investments	$(63,258)	$(56,932)
Net realized and unrealized gains (losses) on foreign currency forward contracts	(2,861)	42,941
Net realized and unrealized losses on cross currency swaps	(9,559)	—

	$(75,678)	$(13,991)

The net realized and unrealized losses on investments during the three months ended March 31, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the three months ended March 31, 2016, volatility in commodities, energy and equities continues to impact various credits contributing to increasing unrealized depreciation in the portfolio. The net realized and unrealized losses on investments during the three months ended March 31, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts put in place to mitigate currency risk, were largely attributable to the decline in value of the investments of one portfolio company whose investments were ultimately restructured.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$3,826	$3,673
Realized gain (loss) on TRS assets	(641)	80
Receipt of prior period unsettled amounts	(3,191)	(3,006)
Unrealized appreciation (depreciation) on TRS assets	846	4,862

	840	5,609

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	474	38,352
Unrealized depreciation	(3,332)	—
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(2,137)	(19,376)

	(4,995)	18,976

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	—	—
Unrealized depreciation	(13,703)	—

	(13,703)	—

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	193	—
Unrealized depreciation	(14,736)	—

	(14,543)	—

Total net change in unrealized (depreciation) appreciation on derivative instruments	$(32,401)	$24,585

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015.

Adjusted net investment income

Our net investment income totaled $51.34 million ($0.17 per share) and $39.19 million ($0.17 per share) for the three months ended March 31, 2016 and 2015, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

In addition, the relative utilization of the TRS can also cause variability in net investment income, because earnings on assets within the TRS Portfolio are not included in the calculation of net investment income in accordance with GAAP. The TRS Portfolio accrued interest income and financing charges are included in the fair value of the TRS and are not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments are finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges, or TRS net interest spread, would have been included in net investment income. We include the TRS net interest spread in our calculation of adjusted net investment income.

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

The following table shows the TRS interest income and financing charges for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Interest and fee income included in TRS fair value	$4,928	$4,272
Financing charges included in TRS fair value	(1,102)	(599)

Subtotal	3,826	3,673
Interest and fee income included in TRS net realized gains	4,885	3,251
Financing charges included in TRS net realized gains	(1,341)	(799)
Less: amounts included in prior period fair value	(3,761)	(3,032)

TRS net interest spread	$3,609	$3,093

TRS net interest spread per share	$0.01	$0.01

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2016 and 2015; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net investment income (GAAP)	$51,335	$39,190
Add: Estimated unearned performance-based incentive fees	—	—
Add: TRS net interest spread	3,609	3,093

Adjusted net investment income (non-GAAP)	$54,944	$42,283

Net investment income per share (GAAP)	$0.17	$0.17

Adjusted net investment income per share (non-GAAP)	$0.18	$0.19

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $20.49 million and $161.24 million during the three months ended March 31, 2016 and 2015, respectively. The most significant increase in net assets during the three months ended March 31, 2016 and 2015 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $132.02 million and $180.74 million, respectively. Our operations resulted in net assets (decreasing) increasing ($35.29) million and $31.78 million during the three months ended March 31, 2016 and 2015, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $59.94 million and $45.83 million and the repurchase of shares of common stock in the amount of $16.30 million and $5.45 million during the three months ended March 31, 2016 and 2015, respectively.

Our net asset value per share was $8.62 and $9.74 on March 31, 2016 and 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.20 and $0.20 per share during the three months ended March 31, 2016 and 2015, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was (1.3)% and 1.5% (not annualized) for shareholders who held our shares over the entire three-month period ending March 31, 2016 and 2015, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 40.6% (see first chart below), or an annualized return of 7.4% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 26.5% (see first chart below), or an annualized return of 5.0% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 17.2% and 25.2%, respectively, in the period from June 17, 2011 to March 31, 2016.

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$10.00	$11.30	$11.00
Net Offering Price/Share	$9.00	$10.17	$9.90
Distributions/Share	$3.75	$1.63	$0.81
Terminal Value/Share (NAV)	$8.62	$8.62	$8.62

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at March 31, 2016 equal to net asset value of $8.62 per share and (iv) distributions payable to shareholders as of March 31, 2016.

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

“Investments,” in our unaudited condensed consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

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

The table below presents information on the significant presence of investments classified as Level 3 as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Fair value of investments classified as Level 3	$2,341,253	$2,416,535
Total fair value of investments	$3,637,061	$3,729,332
% of fair value classified as Level 3	64.4%	64.8%

Number of positions classified as Level 3	91	93
Total number of positions	178	180
% of positions classified as Level 3	51.1%	51.7%

Fair value of individual positions classified as Level 3:
Highest fair value	$101,075	$102,760
Lowest fair value	$0	$0
Average fair value	$25,728	$25,984

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2016 and December 31, 2015 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of March 31, 2016, assuming all other estimates remain unchanged, would otherwise result in a $111.49 million overstatement of net change in unrealized appreciation on investments, a $0.19 million overstatement of our investment advisory fees payable to our Advisors, a $111.30 million overstatement of our net increase in net assets resulting from operations, a $0.37 overstatement in our earnings per share and a $0.37 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

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

(ii)	an incentive fee on capital gains paid annually, if earned, equal to (A) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year-end and (3) disregarding any net realized gains associated with the TRS interest spread, which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty, less (B) the aggregate amount of any previously paid incentive fee on capital gains.

As of March 31, 2016, we had accrued a subordinated incentive fee on income of $2.7 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf.

As of March 31, 2016, the Advisors had incurred $10.23 million for offering expenses from the Follow-On Offering, or 0.6% of total gross offering proceeds of the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of March 31, 2016. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of total gross offering proceeds of the Follow-On Offering.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of March 31, 2016, our unfunded investment commitments totaled $181.48 million, representing 37.7% of our immediate liquidity available to us as of March 31, 2016. We believe we maintain sufficient liquidity in the form of cash on hand and borrowing capacity under our revolving credit facilities to fund such unfunded loan commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of March 31, 2016, the credit facilities provided for $351.18 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facilities and the 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at March 31, 2016 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$163,000	$163,000	$—	$—	$—
Deutsche Bank Credit Facility	210,000	150,000	60,000	—	—
Senior Secured Revolving Credit Facility	492,041	—	492,041	—	—
2014 Senior Secured Term Loan	392,000	4,000	8,000	380,000	—
Interest and Credit Facilities Fees Payable(1)	80,167	39,819	38,237	2,111	—

Total	$1,337,208	$356,819	$598,278	$382,111	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of March 31, 2016.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements and Part III - Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2016, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of March 31, 2016, approximately 73.2% of our portfolio of debt investments (excluding TRS assets), or approximately $2.68 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2016, approximately 94.4% of our portfolio of variable interest rate debt investments, or approximately $2.53 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At March 31, 2016, we held an aggregate investment position of $150.20 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 5.6% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan”), all of our borrowing as of March 31, 2016 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility (as amended), (ii) the maximum commitment amount in our BNP Credit Facility, (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, and (iv) the maximum commitment in our SMBC Credit Facility, we expect that our weighted average direct interest rate would decrease by approximately 38 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our March 31, 2016 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of March 31, 2016 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(0.632)	$(4.065)	$3.433	$1.604	$(3.000)
Up 50 basis points	$3.039	$5.635	$(2.596)	$(1.307)	$3.000
Up 100 basis points	$14.089	$11.921	$2.168	$(1.629)	$6.000
Up 150 basis points	$25.746	$18.206	$7.540	$(1.855)	$9.000
Up 200 basis points	$37.403	$24.491	$12.912	$(2.081)	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of March 31, 2016, 94.8% of the TRS assets, or approximately $313.73 million measured at par value, featured floating or variable interest rates. At March 31, 2016, 98.7% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $309.73 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of March 31, 2016, the total notional amount of the portfolio of TRS assets was $324.16 million, and the settled notional amount was $323.80 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of March 31, 2016 and that the TRS notional amount would equal $324.16 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 26.8% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2016, approximately 48.9% of our fixed interest rate debt investments, or approximately $391.07 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.7 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.7%, all other financial and market factors assuming to remain unchanged. A 4.7% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $18.45 million, or a 0.7% decline in net assets relative to $8.62 net asset value per share as of March 31, 2016.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of March 31, 2016, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of March 31, 2016. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2016, to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies					Hedges
					Reduction in Fair
	As of March 31, 2016				Value as of	As of March 31, 2016
					March 31,	Net Foreign		Net Foreign
	Par Value/				2016 if 10%	Currency		Currency
	Cost in Local		Par Value/		Adverse Change	Hedge Amount		Hedge Amount
(in thousands)	Currency(1)		Cost in US$(1)	Fair Value	in Exchange Rate(2)	in Local Currency		in U.S. Dollars
Euros		€368,507	$419,277	$345,233	$34,523		€313,562	$348,808
British Pound Sterling		£76,838	110,647	108,336	10,834		£81,636	121,341
Australian Dollars	A$	32,119	24,798	22,867	2,287	A$	30,887	21,780
Swedish Kronor	SEK	97,249	15,145	1,120	112	SEK	—	—

Total			$569,867	$477,556	$47,756			$491,929

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2016, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $491.93 million, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2016, we had $52.04 million of outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three months ended March 31, 2016, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized losses of ($0.23) million, including ($0.02) million from our borrowings denominated in foreign currencies. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized loss of ($12.42) million during the three months ended March 31, 2016. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors –

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	The information required by this Item 2(c) is set forth in Note 9 – “Share Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2016.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

10.1	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 15, 2016, among Corporate Capital Trust, Inc. as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and ING Capital LLC, as syndication agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2016.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)