Form 10-Q
period 2016-06-30
Corporate Capital Trust, Inc.
filed 2016-08-12
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock of the registrant outstanding as of August 10, 2016 was 307,989,200.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,894,714 and $3,643,035, respectively) - including $408,188 and $315,881, respectively, of investments pledged to creditors (Note 10)	$3,693,317	$3,422,335
Non-controlled, affiliated investments (amortized cost of $333,902 and $302,648, respectively)	237,135	219,099
Controlled, affiliated investments (amortized cost of $83,277 and $83,419, respectively)	82,752	87,898

Total investments, at fair value (amortized cost of $4,311,893 and $4,029,102, respectively)	4,013,204	3,729,332
Cash	126,117	54,016
Cash denominated in foreign currency (cost of $7,786 and $15,171, respectively)	7,533	15,188
Collateral on deposit with custodian	110,000	142,640
Dividends and interest receivable	49,033	46,533
Receivable for investments sold	76,016	25,587
Repurchase agreement receivable	24,726	—
Principal receivable	3,079	2,234
Unrealized appreciation on derivative instruments	13,434	16,526
Receivable from advisors	2,445	181
Deferred offering expense	795	1,608
Prepaid and other deferred expenses	13,666	7,345

Total assets	4,440,048	4,041,190

Liabilities
Revolving credit facilities	1,243,753	1,030,980
Term loan payable, net	386,429	387,677
Repurchase agreement payable	24,726	—
Payable for investments purchased	43,477	—
Unrealized depreciation on derivative instruments	20,722	14,407
Accrued performance-based incentive fees	10,752	749
Accrued investment advisory fees	6,887	6,748
Accrued directors’ fees	5	12
Other accrued expenses and liabilities	3,840	6,595

Total liabilities	1,740,591	1,447,168
Commitments and contingencies (Note 11)

Net Assets	$2,699,457	$2,594,022

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 306,478,705 and 290,430,338 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$306	$290
Paid-in capital in excess of par value	2,993,577	2,850,563
Undistributed net investment income	49,573	67,248
Accumulated net realized losses	(36,989)	(28,141)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(307,010)	(295,938)

Net assets	$2,699,457	$2,594,022

Net asset value per share	$8.81	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $308, $73, $647 and $163, respectively)	$85,201	$59,817	$162,795	$116,470
Non-controlled, affiliated investments	—	749	—	1,489

Total interest income	85,201	60,566	162,795	117,959

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	2,090	5,204	6,552	8,511
Non-controlled, affiliated investments	3,740	3,959	7,642	7,460

Total payment-in-kind interest income	5,830	9,163	14,194	15,971

Fee income:
Non-controlled, non-affiliated investments	2,578	1,883	3,243	11,484

Total fee income	2,578	1,883	3,243	11,484

Dividend and other income:
Non-controlled, non-affiliated investments	2,183	147	2,318	188
Non-controlled, affiliated investments	590	407	1,159	518
Controlled, affiliated investments	2,065	—	3,589	—

Total dividend and other income	4,838	554	7,066	706

Total investment income	98,447	72,166	187,298	146,120

Operating expenses
Investment advisory fees	19,992	17,002	39,668	32,137
Interest expense	11,958	8,276	23,425	16,074
Performance-based incentive fees	10,752	—	13,402	7,983
Offering expenses	673	1,198	1,485	2,641
Administrative services	876	600	1,722	1,314
Professional services	749	829	1,383	1,367
Custodian and accounting fees	363	311	777	581
Director fees and expenses	129	194	241	320
Other	718	977	1,623	1,712

Total operating expenses	46,210	29,387	83,726	64,129

Net investment income before taxes	52,237	42,779	103,572	81,991
Income tax expense, including excise tax	—	19	—	41

Net investment income	52,237	42,760	103,572	81,950

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(10,281)	(21,367)	(22,430)	(27,689)
Derivative instruments	2,118	3,185	11,387	29,573
Foreign currency transactions	(995)	716	2,195	(628)

Net realized gains (losses)	(9,158)	(17,466)	(8,848)	1,256

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	57,750	22,597	19,303	(12,159)
Non-controlled, affiliated investments	942	(2,202)	(13,218)	(18,156)
Controlled, affiliated investments	(6,502)	1,575	(5,004)	1,675
Derivative instruments	22,994	(17,994)	(9,407)	6,591
Foreign currency translation	674	154	(2,746)	51

Net change in unrealized appreciation (depreciation)	75,858	4,130	(11,072)	(21,998)

Net realized and unrealized gains (losses)	66,700	(13,336)	(19,920)	(20,742)

Net increase in net assets resulting from operations	$118,937	$29,424	$83,652	$61,208

Net investment income per share	$0.17	$0.17	$0.34	$0.35

Diluted and basic earnings per share	$0.39	$0.12	$0.28	$0.26

Weighted average number of shares of common stock outstanding (basic and diluted)	304,766,963	246,999,983	301,423,037	237,366,041

Distributions declared per share	$0.20	$0.20	$0.40	$0.40

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income	$103,572	$81,950
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	(8,848)	1,256
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	(11,072)	(21,998)

Net increase in net assets resulting from operations	83,652	61,208

Distributions to shareholders from
Net investment income	(103,572)	(81,950)
Net realized gains	—	(1,256)
Distributions in excess of net investment income (Note 8)	(17,675)	(12,369)

Net decrease in net assets resulting from shareholders’ distributions	(121,247)	(95,575)

Capital share transactions
Issuance of shares of common stock	111,929	322,139
Reinvestment of shareholders’ distributions	61,884	39,102
Repurchase of shares of common stock	(30,783)	(10,341)

Net increase in net assets resulting from capital share transactions	143,030	350,900

Total increase in net assets	105,435	316,533
Net assets at beginning of period	2,594,022	2,145,821

Net assets at end of period	$2,699,457	$2,462,354

Capital share activity
Shares issued from subscriptions	12,588,477	32,539,230
Shares issued from reinvestment of distributions	6,969,469	3,949,739
Shares repurchased	(3,509,579)	(1,057,117)

Net increase in shares outstanding	16,048,367	35,431,852

Undistributed (distributions in excess of) net investment income at end of period	$49,573	$(3,270)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net increase in net assets resulting from operations	$83,652	$61,208
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(721,083)	(990,813)
Increase in payable for investments purchased	43,477	128,247
Payment-in-kind interest	(15,229)	(14,601)
Proceeds from sales of investments	145,823	188,774
Proceeds from principal payments	289,436	239,091
Net realized loss on investments	22,430	27,689
Net change in unrealized (appreciation) depreciation on investments	(1,081)	28,640
Net change in unrealized depreciation (appreciation) on derivative instruments	9,407	(6,591)
Net change in unrealized depreciation (appreciation) on foreign currency translation	2,746	(51)
Amortization of premium/discount, net	(4,071)	(4,215)
Amortization of deferred financing costs	1,948	1,573
Accretion of discount on term loan payable	196	189
Increase in short-term investments, net	(97)	(31,293)
Decrease (increase) in collateral on deposit with custodian	32,640	(46,940)
Increase in dividends and interest receivable	(2,503)	(11,216)
Increase in receivable for investments sold	(50,553)	(6,377)
Increase in principal receivable	(845)	(983)
Increase in receivable from advisors	(2,264)	(1,124)
Decrease in other assets	478	493
Increase in accrued investment advisory fees	139	846
Increase (decrease) in accrued performance-based incentive fees	10,003	(5,108)
Decrease in other accrued expenses and liabilities	(2,788)	(547)

Net cash used in operating activities	(158,139)	(443,109)

Financing Activities:
Proceeds from issuance of shares of common stock	111,929	322,139
Payments on repurchases of shares of common stock	(30,783)	(10,341)
Distributions paid	(59,363)	(36,939)
Repayments under term loan payable	(2,000)	(2,000)
Borrowings under revolving credit facilities	380,000	517,000
Repayments of revolving credit facilities	(169,587)	(264,450)
Deferred financing costs paid	(7,342)	(462)

Net cash provided by financing activities	222,854	524,947

Effect of exchange rate changes on cash	(269)	17

Net increase in cash	64,446	81,855
Cash and cash denominated in foreign currency, beginning of period	69,204	46,977

Cash and cash denominated in foreign currency, end of period	$133,650	$128,832

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$20,935	$14,140

Excise taxes paid	$2,791	$1,302

Distributions reinvested	$61,884	$39,102

Distributions payable	$—	$19,534

Receivable from repurchase agreement	$24,726	$—

Deferred financing costs accrued in other expenses and liabilities	$26	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Senior Secured Loans - First Lien—58.3%
A10 Capital, LLC	(e)(f)(1)	Real Estate	L + 700	1.00%	1/21/2022	$27,659	$	27,309	$27,614
Abaco Systems, Inc.	(e)(2)	Capital Goods	L + 600	1.00%	12/7/2021	105,486		101,088	102,293
ABILITY Network, Inc.	(k)(2)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	16,512		16,391	16,223
Agro Merchants NAI Holdings, LLC	(e)(2)	Transportation	L + 700	1.00%	10/1/2020	73,820		73,141	72,776
Algeco/Scotsman (LUX)	(e)(f)(g)(h)(i)	Consumer Durables & Apparel	15.75% PIK		5/1/2018	38,848		32,642	5,003
AltEn, LLC	(e)(h)(i)(j)	Energy	10.00% PIK		9/12/2018	34,762		29,836	8,488
American Freight, Inc.	(e)(2)	Retailing	L + 625	1.00%	10/31/2020	32,081		31,958	32,086
Amtek Global Technology Pte. Ltd. (SGP)	(e)(f)(g)(3)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€59,707		60,896	62,791
	(e)(f)(g)(3)(EUR)		E + 900	1.00%	11/10/2019	61,150		62,367	64,309
	(e)(f)(g)(3)(EUR)		E + 900	1.00%	11/10/2019	8,515		8,684	8,954
	(e)(f)(g)(3)(EUR)		E + 900	1.00%	11/10/2019	7,895		8,608	8,303
Applied Systems, Inc.	(k)(2)	Software & Services	L + 300	1.00%	1/25/2021	$644		641	640
Belk, Inc.	(4)	Retailing	L + 475	1.00%	12/12/2022	4,219		4,032	3,389
BeyondTrust Software, Inc.	(e)(2)	Software & Services	L + 700	1.00%	9/25/2019	11,955		11,858	11,592
Caesars Entertainment Operating Co., Inc.	(f)(i)(k)(2)	Consumer Services	L + 725		3/1/2017	10,800		10,163	10,847

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
California Pizza Kitchen, Inc.	(k)(2)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	$15,427	$	15,050	$14,424
Casual Dining BidCo, Ltd. (GBR)	(e)(f)(g)(5)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546		60,259	53,683
Charlotte Russe, Inc.	(2)	Retailing	L + 550	1.25%	5/22/2019	$4,478		4,460	1,679
	(2)		L + 550	1.25%	5/22/2019	18,291		18,172	6,951
CityCenter Holdings, LLC	(k)(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755		4,719	4,761
Commercial Barge Line, Co.	(k)(2)	Transportation	L + 875	1.00%	11/12/2020	7,610		6,809	7,115
David’s Bridal, Inc.	(k)(2)	Retailing	L + 400	1.25%	10/11/2019	8,313		8,136	7,481
Distribution International, Inc.	(k)(2)	Retailing	L + 500	1.00%	12/10/2021	9,044		8,416	7,394
EagleView Technology Corp.	(2)	Software & Services	L + 425	1.00%	7/15/2022	6,930		6,869	6,830
Emerald Performance Materials, LLC	(k)(1)	Materials	L + 350	1.00%	7/30/2021	632		629	629
Exemplis Corp.	(e)(6)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777		67,206	68,455
Greystone & Co., Inc.	(e)(2)	Diversified Financials	L + 800	1.00%	3/26/2021	33,329		32,895	31,801
Grocery Outlet, Inc.	(k)(2)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,938		2,946	2,879
Gymboree Corp.	(2)	Retailing	L + 350	1.50%	2/23/2018	8,815		8,091	6,888
Hanson Building Products North America	(f)(k)(2)	Capital Goods	L + 550	1.00%	3/13/2022	18,264		18,045	17,868

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Harbor Freight Tools USA, Inc.	(k)(2)	Capital Goods	L + 375	1.00%	7/26/2019		$2,683	$2,687	$2,692
Heartland Dental Care, Inc.	(k)(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018		1,034	1,017	1,016
Hillman Group, Inc.	(k)(2)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021		825	827	816
Imagine! Print Solutions, Inc.	(e)(2)	Media	L + 625	1.00%	3/31/2023		14,963	14,379	14,869
iPayment, Inc.	(k)(2)	Software & Services	L + 525	1.50%	5/8/2017		16,835	16,765	16,119
Jacuzzi Brands, Inc.	(e)(2)	Capital Goods	L + 650	1.25%	7/3/2019		17,166	16,966	17,065
Jacuzzi Brands, Inc. (LUX)	(e)(g)(2)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,884	20,000
JHT Holdings, Inc.	(e)(2)	Capital Goods	L + 850	1.00%	5/4/2022		37,174	36,446	36,574
KeyPoint Government Solutions, Inc.	(e)(2)	Capital Goods	L + 650	1.25%	11/13/2017		30,059	29,858	30,210
Keystone Australia Holdings, Pty. Ltd. (AUS)	(e)(f)(g)(u)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	30,330	21,797
Koosharem, LLC	(k)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,430	42,110	36,278
Marshall Retail Group, LLC	(e)(2)	Retailing	L + 600	1.00%	8/25/2020		16,552	16,414	14,166
MCS AMS Sub-Holdings, LLC	(2)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		25,816	25,333	22,525
MedAssets, Inc.	(k)(2)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022		7,108	7,003	7,086
MSX International, Inc.	(1)	Software & Services	L + 500	1.00%	8/18/2020		2,368	2,279	2,362

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Neiman Marcus Group, LLC	(k)(2)	Retailing	L + 325	1.00%	10/25/2020	$4,901	$4,844	$4,415
Netsmart Technologies, Inc.	(k)(2)	Health Care Equipment & Services	L + 475	1.00%	4/19/2023	1,986	1,965	1,983
New Enterprise Stone & Lime Co., Inc.	(e)(2)	Capital Goods	L + 700	1.00%	2/12/2019	56,298	56,298	56,074
Nine West Holdings, Inc.	(k)(2)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	13,349	13,170	7,396
NMI Holdings, Inc.	(e)(f)(2)	Insurance	L + 750	1.00%	11/15/2018	37,620	37,259	37,441
P & L Development, LLC	(e)(h)(1)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK		5/1/2020	56,308	55,855	55,301
Pacific Union Financial, LLC	(e)(1)	Diversified Financials	L + 800	1.00%	5/31/2019	59,021	58,186	59,699
Paradigm Acquisition Corp.	(2)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	10,980	10,836	10,925
Payless, Inc.	(e)(1)	Retailing	L + 625	1.00%	3/2/2019	12,973	12,799	12,616
Petroplex Acidizing, Inc.	(e)(h)(i)(2)	Energy	L + 625, 1.75% PIK	1.00%	12/4/2019	36,992	36,185	25,374
Plaskolite, LLC	(k)(2)	Materials	L + 475	1.00%	11/3/2022	3,234	3,202	3,238
PQ Corp.	(k)(l)(1)	Materials	L + 475	1.00%	11/4/2022	689	682	690
Proserv Acquisition, LLC	(e)(f)(2)	Energy	L + 538	1.00%	12/22/2021	27,171	21,467	17,467
Proserv Acquisition, LLC (GBR)	(e)(f)(g)(2)	Energy	L + 538	1.00%	12/22/2021	15,948	12,599	10,253
Raley’s	(2)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	28,467	27,590	28,361
RedPrairie Corp.	(k)(2)	Software & Services	L + 500	1.00%	12/21/2018	26,253	25,506	24,768

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Riverbed Technology, Inc.	(k)(l)(2)	Technology Hardware & Equipment	L + 400	1.00%	4/24/2022	$7,979	$	7,944	$	7,988
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(e)(f)(g)(h)(3)(EUR)	Health Care Equipment & Services	E + 800	1.00%	9/30/2022	€28,297		29,199		31,246
	(e)(f)(g)(h)(3)(EUR)		E + 800	1.00%	9/30/2022	14,306		14,761		15,796
	(e)(f)(g)(h)(3)(EUR)		E + 800	1.00%	9/30/2022	3,131		3,231		3,457
Savers, Inc.	(k)(l)(2)	Retailing	L + 375	1.25%	7/9/2019	$11,133		9,350		9,783
TIBCO Software, Inc.	(k)(1)	Software & Services	L + 550	1.00%	12/4/2020	42,370		41,254		38,954
Traverse Midstream Partners, LLC	(e)(2)	Energy	L + 1000	1.00%	11/10/2020	36,396		35,729		35,420
TruGreen, LP	(k)(4)	Consumer Services	L + 550	1.00%	4/7/2023	10,000		9,850		10,062
TTM Technologies, Inc.	(f)(2)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	10,607		10,289		10,528
Tweddle Group, Inc.	(e)(2)	Automobiles & Components	L + 675	1.00%	4/7/2020	41,227		40,499		41,091
Veritas Software Corp.	(l)(2)	Software & Services	L + 563	1.00%	1/27/2023	1,814		1,542		1,605
Vertafore, Inc.	(k)(l)(2)	Software & Services	L + 375	1.00%	6/16/2023	1,004		999		1,001
Waste Pro USA, Inc.	(e)(2)	Transportation	L + 750	1.00%	10/15/2020	36,131		36,131		36,712
Willbros Group, Inc.	(e)(2)	Energy	L + 975	1.25%	12/15/2019	25,599		25,599		24,858

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Z Gallerie, Inc.	(e)(2)	Retailing	L + 650	1.00%	10/8/2020	$32,111	$31,827	$	31,942
Total Senior Secured Loans - First Lien							$1,681,261	$	1,574,165

Senior Secured Loans - Second Lien—42.3%
Abaco Systems, Inc.	(e)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,173	$	62,746
Angelica Corp.	(e)(2)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869	50,868		37,509
Applied Systems, Inc.	(k)(2)	Software & Services	L + 650	1.00%	1/24/2022	31,703	31,877		31,555
Belk, Inc.	(e)	Retailing	10.50%		6/12/2023	99,615	97,750		92,435
CPI International, Inc.	(e)(1)	Capital Goods	L + 700	1.00%	9/16/2017	28,000	27,620		27,919
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,973		21,129
Deltek, Inc.	(k)(2)	Software & Services	L + 850	1.00%	6/26/2023	42,369	41,964		42,925
EagleView Technology Corp.	(2)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,543		31,515
Emerald Performance Materials, LLC	(k)(1)	Materials	L + 675	1.00%	8/1/2022	2,041	2,032		2,005
Excelitas Technologies Corp.	(e)(h)(2)	Technology Hardware & Equipment	L + 975, 3.00% PIK	1.00%	4/29/2021	112,550	112,550		107,094
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	4,403	4,361		4,381
Greenway Medical Technologies	(2)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057	22,799		20,406
Grocery Outlet, Inc.	(k)(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688	48,356		47,701
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	24,366	24,214		23,392

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Lightower Fiber, LLC	(k)(2)	Telecommunication Services	L + 675	1.25%	4/12/2021	$18,722	$18,413	$	18,535
Maxim Crane, LP	(k)(1)	Capital Goods	L + 925	1.00%	11/26/2018	970	985		969
MedAssets, Inc.	(e)(2)	Health Care Equipment & Services	L + 975	1.00%	4/19/2023	63,000	61,147		62,353
Misys, Ltd. (GBR)	(f)(g)(k)	Software & Services	12.00%		6/12/2019	3,000	3,227		3,137
NEP Group, Inc.	(k)(2)	Media	L + 875	1.25%	7/22/2020	1,150	1,119		1,098
NewWave Communications, Inc.	(2)	Media	L + 800	1.00%	10/30/2020	13,712	13,681		13,164
P2 Energy Solutions, Inc.	(f)(4)	Software & Services	L + 800	1.00%	4/30/2021	74,312	72,608		64,280
	(f)(k)(4)		L + 800	1.00%	4/30/2021	9,283	9,215		8,030
Petrochoice Holdings, Inc.	(e)(2)	Capital Goods	L + 875	1.00%	8/21/2023	65,000	63,181		62,232
Plaskolite, LLC	(e)(2)	Materials	L + 825	1.00%	11/3/2023	29,350	28,450		29,791
Polyconcept Finance B.V. (NLD)	(e)(f)(g)(1)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727	46,727		46,727
RedPrairie Corp.	(2)	Software & Services	L + 1000	1.25%	12/21/2019	39,868	37,602		33,257
Safety Technology Holdings, Inc.	(e)(2)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402	29,886		30,554
SI Organization, Inc.	(l)(2)	Capital Goods	L + 875	1.00%	5/23/2020	87,673	86,638		87,070
Talbots, Inc.	(k)(2)	Retailing	L + 850	1.00%	3/19/2021	3,293	3,268		3,073
Valeo Foods Group Ltd. (IRL)	(e)(f)(g)(7)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,693		38,883
Vertafore, Inc.	(e)(2)	Software & Services	L + 900	1.00%	6/30/2024	$81,500	79,055		79,055

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Other						$13,133	$13,081	$	7,090
Total Senior Secured Loans - Second Lien							$1,194,056	$	1,142,010

Senior Secured Bonds—8.0%
Artesyn Technologies, Inc.	(k)(m)(n)	Technology Hardware & Equipment	9.75%		10/15/2020	$24,587	$24,143	$	21,637
Builders FirstSource, Inc.	(f)(m)(n)	Capital Goods	7.63%		6/1/2021	5,977	6,338		6,246
Calumet Specialty Products Partners, LP	(f)(k)(n)	Energy	11.50%		1/15/2021	19,977	19,648		22,424
Cequel Communications Holdings, LLC	(f)(m)(n)	Media	7.75%		7/15/2025	20,656	20,359		21,534
Direct ChassisLink, Inc.	(m)(n)	Transportation	10.00%		6/15/2023	4,840	4,840		5,009
Guitar Center, Inc.	(m)(n)	Retailing	6.50%		4/15/2019	27,830	27,472		23,934
iPayment, Inc.	(m)(n)	Software & Services	9.50%		12/15/2019	4,992	4,992		4,892
Louisiana Public Facilities Authority	(e)(i)(2)	Energy	L + 1000	1.50%	1/1/2020	34,330	33,586		22,940
	(e)(i)(n)(2)		L + 1000	1.50%	1/1/2020	10,650	10,650		7,117
NESCO, LLC	(m)(n)	Capital Goods	6.88%		2/15/2021	12,944	8,666		8,219
New Enterprise Stone & Lime Co., Inc.	(h)(m)	Capital Goods	12.00%		3/15/2018	38,041	39,820		39,277
OAG Holdings, LLC	(e)(h)	Energy	8.00%, 2.00% PIK		12/20/2020	21,045	18,587		2,207

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
PQ Corp.	(m)(n)	Materials	6.75%		11/15/2022	$1,052	$1,052	$	1,094
Rockport Group, LLC	(e)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516	27,874		27,600
Towergate (GBR)	(f)(g)(m)(GBP)	Insurance	8.75%		4/2/2020	£936	1,423		910
Total Senior Secured Bonds							$249,450	$	215,040

Total Senior Debt							$3,124,767	$	2,931,215

Subordinated Debt—23.1%
Alion Science & Technology Corp.	(e)(n)	Capital Goods	11.00%		8/19/2022	$68,603	$67,649	$	65,463
Block Communications, Inc.	(m)(n)	Media	7.25%		2/1/2020	845	850		853
Builders FirstSource, Inc.	(f)(m)(n)	Capital Goods	10.75%		8/15/2023	7,995	7,995		8,695
Cemex Materials, LLC	(m)(n)	Materials	7.70%		7/21/2025	58,454	62,135		58,308
Cequel Communications Holdings, LLC	(f)(m)(n)	Media	5.13%		12/15/2021	20,751	20,552		19,713
ClubCorp Club Operations, Inc.	(m)(n)	Consumer Services	8.25%		12/15/2023	3,466	3,298		3,449
Datatel, Inc.	(m)(n)	Software & Services	9.00%		9/30/2023	3,320	3,206		3,278
Essar Steel Algoma, Inc. (CAN)	(f)(g)(h)(i)(m)	Materials	14.00% PIK		2/13/2020	5,069	4,383		1
Exemplis Corp.	(e)(h)(2)	Commercial & Professional Services	L + 700, 2.00% PIK		3/23/2020	22,201	22,201		22,534
GCI, Inc.	(m)	Telecommunication Services	6.75%		6/1/2021	890	884		901
	(m)		6.88%		4/15/2025	31,100	30,968		31,469

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
GCP Applied Technologies, Inc.	(f)(m)(n)	Materials	9.50%		2/1/2023	$5,707	$	5,707	$	6,378
Hilding Anders (SWE)	(e)(f)(g)(h)(j)(EUR) (e)(f)(g)(h)(i)(j)(EUR) (e)(f)(g)(h)(i)(j)(EUR)	Consumer Durables & Apparel	13.00% PIK 12.00% PIK 18.00% PIK		6/30/2021 12/31/2023 12/31/2024	€112,086 19,813 9,860		133,973 939 8,485		98,539 23 3,673
Hillman Group, Inc.	(m)(n)	Consumer Durables & Apparel	6.38%		7/15/2022	$2,797		2,703		2,489
Hot Topic, Inc.	(h)(m)(n)	Consumer Durables & Apparel	12.00%		5/15/2019	5,531		5,462		5,213
IMS Health, Inc.	(f)(m)(n)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,846		9,679
JC Penney Corp., Inc.	(f)(m)	Retailing	5.65%		6/1/2020	8,354		6,003		7,853
Jo-Ann Stores, Inc.	(m)(n)	Retailing	8.13%		3/15/2019	4,604		4,358		4,408
Kenan Advantage Group, Inc.	(m)(n)	Transportation	7.88%		7/31/2023	30,147		30,146		29,695
Lightower Fiber, LLC	(e) (e)(h)	Telecommunication Services	10.00% 12.00% PIK		2/12/2022 8/12/2025	11,555 9,425		11,341 9,261		11,638 9,500
Manitowoc Foodservice, Inc.	(f)(k)(n)	Capital Goods	9.50%		2/15/2024	10,516		10,516		11,725
MultiPlan, Inc.	(k)(n)	Health Care Equipment & Services	7.13%		6/1/2024	2,336		2,336		2,453
Platform Specialty Products Corp.	(f)(m)(n)	Materials	10.38%		5/1/2021	7,813		7,813		7,872

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
PQ Corp.	(e)(n)(2)	Materials	L + 1075	1.00%	5/1/2022	$133,488	$130,823	$	135,655
Riverbed Technology, Inc.	(m)(n)	Technology Hardware & Equipment	8.88%		3/1/2023	10,662	10,769		11,035
Solera Holdings, Inc.	(f)(k)(m)(n)	Software & Services	10.50%		3/1/2024	25,941	24,674		27,222
Surgery Center Holdings, Inc.	(k)(m)(n)	Health Care Equipment & Services	8.88%		4/15/2021	5,972	6,026		6,136
TIBCO Software, Inc.	(m)(n)	Software & Services	11.38%		12/1/2021	21,219	20,758		16,869
Total Subordinated Debt							$666,060	$	622,719

Structured Products—6.8%
Central Park Leasing SARL (LUX), Partnership Interest	(e)(f)(g)	Capital Goods				24,104	$24,104	$	24,068
Comet Aircraft SARL (LUX), Common Shares	(e)(f)(g)(o)	Capital Goods				49,618	49,618		51,752
Guardian Investors, LLC, Membership Interest	(e)(f)(o)	Diversified Financials				N/A	9,983		10,212
Innovating Partners, LLC, Membership Interest	(e)(f)(o)	Diversified Financials				N/A	13,176		13,018
KKR BPT Holdings Aggregator, LLC, Membership Interest	(e)(f)(o)*	Diversified Financials				N/A	10,500		7,770
LSF IX Java Investments, Ltd (IRL), Facility B	(e)(f)(g)(s)(3)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406	49,452		49,452
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(e)(f)(g)(n)	Diversified Financials	10.75%		11/13/2018	$28,221	28,221		28,238
Total Structured Products							$185,054	$	184,510

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Equity/Other—9.9%
Alion Science & Technology Corp., Membership Interest	(e)*	Capital Goods				N/A	$7,350	$	5,785
AltEn, LLC, Membership Units	(e)(j)*	Energy				2,384	2,955		—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(e)(f)(g)*(EUR)	Automobiles & Components			12/31/2017	9,991	4,636		4,132
	(e)(f)(g)*(EUR)				12/31/2018	9,991	4,785		4,273
Belk, Inc., Common Stock	(e)*	Retailing				1,642	9,961		3,433
Cengage Learning Holdings II, LP, Common Stock		Media				227,802	7,529		5,239
Education Management Corp., Common Stock	(e)*	Consumer Services				3,779,591	1,047		—
Education Management Corp., Warrants	(e)*				1/5/2022	2,320,791	371		—
Excelitas Technologies Corp., Class A Membership Interest	(e)*	Technology Hardware & Equipment				N/A	5,636		3,556
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(f)	Diversified Financials				N/A	42,248		42,248
Genesys Telecommunications Laboratories, Inc., Common Stock	(e)*	Software & Services				5,775	449		651
Hilding Anders (SWE), Class A Common Stock	(e)(f)(g)(j)*(SEK)	Consumer Durables & Apparel				1,394,288	132		1
Hilding Anders (SWE), Class B Common Stock	(e)(f)(g)(j)*(SEK)					260,253	25		—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Hilding Anders (SWE), Equity Options	(e)(f)(g)(j)*(SEK)				12/31/2020	236,160,807	$14,988	$4,745
Home Partners of America, Inc., Common Stock	(e)(j)*	Real Estate				92,081	93,275	93,312
Home Partners of America, Inc., Warrants	(e)(j)*				8/7/2024	2,675	292	320
iPayment, Inc., Common Stock	(e)*	Software & Services				538,144	1,988	2,422
Jones Apparel Group Holdings, Inc., Common Stock	(e)	Consumer Durables & Apparel				5,451	872	2,385
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(e)(f)(g)(p)*(AUD)	Consumer Services				1,588,469	1,019	—
Nine West Holdings, Inc., Common Stock	(e)*	Consumer Durables & Apparel				5,451	6,541	—
OAG Holdings, LLC, Overriding Royalty Interest	(e)	Energy				N/A	2,354	—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(e)(f)(g)(j)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(e)(f)(g)(j)(v)		9.00%			46,891	45,933	28,034
PQ Corp.	(e)*	Materials				18,059	3,337	3,337
Sentry Holdings, Ltd. (JEY), Common Shares A	(e)(f)(g)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preference B Shares	(e)(f)(g)*(GBP)					6,113,719	9,065	8,994
SquareTwo Financial Corp., Series A Preferred Stock	(e)*	Diversified Financials				5,615,400	5,457	—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (t)	No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(e)(f)	Diversified Financials				N/A	$45,597	$	46,245
Stuart Weitzman, Inc., Other	(e)	Consumer Durables & Apparel				N/A	—		1,197
Towergate (GBR), Ordinary Shares	(e)(f)(g)*(GBP)	Insurance				116,814	173		172
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760		7,111
Total Equity/Other							$328,844	$	267,592

Total Investments, excluding Short Term Investments - 148.4%							$4,304,725	$	4,006,036

Short Term Investments—0.3%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares	(k)(q)			0.41%		7,118,097	$7,118	$	7,118
State Street Institutional Liquid Reserves Fund, Premier Class	(q)			0.48%		50,000	50		50
Total Short Term Investments							$7,168	$	7,168

TOTAL INVESTMENTS — 148.7% (r)							$4,311,893	$	4,013,204

LIABILITIES IN EXCESS OF OTHER ASSETS—(48.7%)									(1,313,747)
NET ASSETS—100.0%								$	2,699,457
Collateral on Deposit with Custodian—4.1%
Bank of Nova Scotia— Certificate of Deposit			0.61%		9/30/2016	110,000	$110,000		110,000
Total Collateral on Deposit with Custodian							$110,000	$	110,000

Derivative Instruments (Note 4)—(0.3%)
Cross Currency Swaps	(f)						$—	$	11,940
Foreign currency forward contracts	(f)						$—		(2,144)
Interest rate swaps	(f)						$—		(13,032)
Total return swaps	(e)(f)						$—		(4,052)
Total Derivative Instruments							$—	$	(7,288)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

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
(f)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.7% of the Company’s total assets represented qualifying assets as of June 30, 2016.

(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

(h)

The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements.

			Six Months Ended June 30, 2016
PIK Security Name	Local Currency	Local Par as of December 31, 2015	Local Par Additions	Local Par Capitalized PIK	Local Par Reductions	Local Par as of June 30, 2016	Total Current Interest Rate	Current PIK Rate	Maximum Current PIK Rate
Algeco/Scotsman - 15.75% PIK	USD	35,983	—	2,865	—	38,848	15.75%	15.75%	15.75%
AltEn, LLC – 10.00% PIK	USD	33,055	—	1,707	—	34,762	10.00%	10.00%	10.00%
Brake Bros Ltd. – L + 325, 3.00% PIK	GBP	3,480	—	74	(3,554)	—	N/A	N/A	N/A
Essar Steel Algoma, Inc. – 14.00% PIK	USD	5,069	—	—	—	5,069	14.00%	14.00%	14.00%
Excelitas Technologies Corp. – L + 975, 3.00% PIK	USD	110,862	—	1,688	—	112,550	L + 1275	3.00%	3.00%
Exemplis Corp. - L + 700, 2.00% PIK	USD	25,167	—	285	(3,251)	22,201	L + 900	2.00%	2.00%
Global Closure Systems - 13.00% PIK	EUR	22,936	—	—	(22,936)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 15.00% PIK	EUR	773	—	19	(792)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	25,598	—	1,562	(27,160)	—	N/A	N/A	N/A
Gruppo Argenta S.p.A. - 12.00% PIK	EUR	3,485	—	213	(3,698)	—	N/A	N/A	N/A
Hilding Anders - 18.00% PIK	EUR	9,860	—	—	—	9,860	18.00%	18.00%	18.00%
Hilding Anders - 13.00% PIK	EUR	105,174	—	6,912	—	112,086	13.00%	13.00%	13.00%
Hilding Anders - 12.00% PIK	EUR	19,813	—	—	—	19,813	12.00%	12.00%	12.00%
Hot Topic, Inc. – 12.00%	USD	9,662	—	—	(4,131)	5,531	12.00%	0.00%	12.75%
Kurt Geiger Ltd. - 10.00%, 1.00% PIK	GBP	47,339	—	—	(47,339)	—	N/A	N/A	N/A
Lightower Fiber, LLC – 12.00% PIK	USD	8,531	—	894	—	9,425	12.00%	12.00%	12.00%
New Enterprise Stone & Lime Co., Inc. - 12.00%	USD	36,933	—	1,108	—	38,041	12.00%	0.00%	12.00%
OAG Holdings, LLC – 8.00%, 2.00% PIK	USD	20,834	—	211	—	21,045	10.00%	2.00%	2.00%
P & L Development, LLC - L + 750, 1.00% PIK	USD	56,305	—	284	(281)	56,308	L + 850	1.00%	1.00%
Petroplex Acidizing, Inc.- L + 625, 1.75% PIK	USD	36,623	—	369	—	36,992	L + 800	1.75%	1.75%
SARquavitae Servicios a la Dependencia, S.L. – E + 800	EUR	3,131	—	—	—	3,131	E + 800	0.00%	2.00%
SARquavitae Servicios a la Dependencia, S.L. – E + 800	EUR	14,306	—	—	—	14,306	E + 800	0.00%	2.00%
SARquavitae Servicios a la Dependencia, S.L. – E + 800	EUR	28,297	—	—	—	28,297	E + 800	0.00%	2.00%

(i)	Investment was on non-accrual status as of June 30, 2016.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

(j)

Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2016 represented 8.8% of the Company’s net assets. Fair value as of December 31, 2015 and June 30, 2016 along with transactions during the period ended June 30, 2016 in these affiliated investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2016				Six Months Ended June 30, 2016
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2016	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$–	$–	$–	$–	$–	$–	$–	$–	$–
Term Loan	9,353	–	–	(865)	8,488	–	–	–	–
Hilding Anders
Subordinated Debt	94,473	8,241	–	(479)	102,235	–	7,642	–	–
Class A Common Stock	–	–	–	1	1	–	–	–	–
Class B Common Stock	–	–	–	–	–	–	–	–	–
Equity Options	213	–	–	4,532	4,745	–	–	–	–
Home Partners of America, Inc.
Common Stock	76,608	20,067	–	(3,363)	93,312	–	–	–	–
Warrants	370	–	–	(50)	320	–	–	–	–
Orchard Marine, Ltd.
Class B Common Stock	–	–	–	–	–	–	–	–	–
Series A Preferred Stock	38,082	2,946	–	(12,994)	28,034	–	–	–	1,159

Totals	$219,099	$31,254	$–	$(13,218)	$237,135	$–	$7,642	$–	$1,159

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

(k)

Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of June 30, 2016.

(l)	Position or portion thereof unsettled as of June 30, 2016.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

(m)

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

(n)

This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(o)

Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2016 represented 3.1% of the Company’s net assets. Fair value as of December 31, 2015 and June 30, 2016 along with transactions during the six months ended June 30, 2016 in these controlled investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2016				Six Months Ended June 30, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$—	$—	$(374)	$51,752	$—	$—	$—	$2,549
Guardian Investors, LLC	11,821	—	(446)	(1,163)	10,212	—	—	—	448
Innovating Partners, LLC	16,826	—	(696)	(3,112)	13,018	—	—	—	592
KKR BPT Holdings Aggregator, LLC	7,125	1,000	—	(355)	7,770	—	—	—	—

Totals	$87,898	$1,000	$(1,142)	$(5,004)	$82,752	$—	$—	$—	$3,589

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

(p)	Expiration date contingent on certain events pursuant to underlying agreements.
(q)	7-day effective yield as of June 30, 2016.
(r)

As of June 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $47,904; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $346,593; the net unrealized depreciation was $298,689; the aggregate cost of securities for Federal income tax purposes was $4,311,893.

(s)

Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.

(t)	Represents maturity of debt securities and expiration of applicable equity investments.
(u)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2016

(in thousands, except share amounts)

(v)	The issuer of this investment has elected to pay the stated dividend rate in the form of 5.00% to be paid in cash and 4.00% to be paid upon liquidation of the investment.
(1)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2016 was 0.47%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

(2)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2016 was 0.65%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

(3)

The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at June 30, 2016 was (0.29%). The current base rate for each investment may be different from the reference rate on June 30, 2016.

(4)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2016 was 0.92%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

(5)

The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at June 30, 2016 was 0.56%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

(6)

The Interest rate on these investments is subject to the base rate of 2-Month LIBOR, which at June 30, 2016 was 0.55%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

(7)

The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at June 30, 2016 was 0.51%. The current base rate for each investment may be different from the reference rate on June 30, 2016.

* Non-income producing security.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.742 as of June 30, 2016.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.108 as of June 30, 2016.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.340 as of June 30, 2016.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.118 as of June 30, 2016.

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

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015. As of June 30, 2016, the Company has not yet offered any securities pursuant to the Shelf Registration Statement.

As of June 30, 2016, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”), Paris Funding LLC (“Paris Funding”) and CCT Tokyo Funding LLC (“CCT Tokyo Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

The Company is engaged in a strategy to invest primarily in the debt of privately owned and thinly traded U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests in transactions, including non-controlling equity investments. Additionally, the Company may invest in convertible securities, derivatives and private investment funds. The Company may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

3.	Investments (continued)

As of June 30, 2016 and December 31, 2015, the Company’s investment portfolio consisted of the following (in thousands):

	As of June 30, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,681,261	$1,574,165	39.3%	58.3%
Senior secured loans – second lien	1,194,056	1,142,010	28.5	42.3
Senior secured bonds	249,450	215,040	5.4	8.0

Total senior debt	3,124,767	2,931,215	73.2	108.6
Subordinated debt	666,060	622,719	15.5	23.1
Structured products	185,054	184,510	4.6	6.8
Equity/Other	328,844	267,592	6.7	9.9

Subtotal	4,304,725	4,006,036	100.0%	148.4%

Short-term investments	7,168	7,168		0.3

Total investments	$4,311,893	$4,013,204		148.7%

	As of December 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,721,163	$1,593,668	42.8%	61.5%
Senior secured loans – second lien	1,154,518	1,100,781	29.6	42.4
Senior secured bonds	217,350	184,509	5.0	7.1

Total senior debt	3,093,031	2,878,958	77.4	111.0
Subordinated debt	525,301	457,287	12.3	17.6
Structured products	111,640	116,208	3.1	4.5
Equity/Other	292,059	269,808	7.2	10.4

Subtotal	4,022,031	3,722,261	100.0%	143.5%
Short-term investments	7,071	7,071		0.3

Total investments	$4,029,102	$3,729,332		143.8%

As of June 30, 2016, debt investments on nonaccrual status represented 3.9% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, debt investments on nonaccrual status represented 3.6% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of June 30, 2016 and December 31, 2015 were as follows:

Industry Composition	June 30, 2016	December 31, 2015
Capital Goods	18.6%	16.7%
Software & Services	11.9	11.2
Diversified Financials	7.4	6.2
Retailing	6.8	8.3
Materials	6.2	3.9
Health Care Equipment & Services	5.7	4.8
Consumer Durables & Apparel	5.1	9.6
Automobiles & Components	4.8	4.8
Technology Hardware & Equipment	4.8	4.7
Energy	4.6	4.4
Transportation	4.5	4.7
Commercial & Professional Services	3.7	4.2
Real Estate	3.2	2.2
Consumer Services	2.5	2.4
Food & Staples Retailing	2.3	2.7
Media	1.9	2.3
Telecommunication Services	1.8	2.2
Food, Beverage & Tobacco	1.5	1.7
Pharmaceutical, Biotechnology & Life Science	1.4	1.4
Remaining Industries	1.3	1.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	82.5%	78.4%
Singapore	3.8	3.6
Luxembourg	3.8	4.3
Sweden	2.7	2.5
Ireland	2.2	2.3
United Kingdom	1.7	4.4
Netherlands	1.2	1.2
Caymen Islands	0.7	0.8
British Virgin Islands	0.7	1.0
Remaining Countries	0.7	1.5

Total	100.0%	100.0%

Local Currency
U.S. Dollar	87.9%	84.1%
Euro	8.9	10.3
British Pound Sterling	2.6	5.0
Australian Dollar	0.5	0.6
Swedish Krona	0.1	—

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

In May 2016, Strategic Credit Opportunities Partners, LLC (“SCJV”), a joint venture between the Company and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway together will agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company will perform certain day-to-day management responsibilities on behalf of SCJV. As of June 30, 2016, SCJV has not begun operations and has not been funded.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	June 30, 2016	December 31, 2015
Cross currency swaps	Unrealized appreciation on derivative instruments	$12,549	$8,247
Cross currency swaps	Unrealized depreciation on derivative instruments	(609)	(304)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	885	2,258
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(3,029)	(541)
Interest rate swaps	Unrealized appreciation on derivative instruments	—	6,021
Interest rate swaps	Unrealized depreciation on derivative instruments	(13,032)	—
TRS	Unrealized depreciation on derivative instruments	(4,052)	(13,562)

Total		$(7,288)	$2,119

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2016 and 2015 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2016	2015	2016	2015
Cross currency swaps	Net realized gains on derivative instruments	$461	$—	$4,605	$—
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	(1,051)	95	1,083	24,060
TRS	Net realized gains on derivative instruments	2,708	3,090	5,699	5,513

Total		$2,118	$3,185	$11,387	$29,573

		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2016	2015	2016	2015
Cross currency swaps	Net change in unrealized appreciation on derivative instruments	$17,700	$—	$3,997	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	1,134	(17,019)	(3,861)	1,957
Interest rate swaps	Net change in unrealized depreciation on derivative instruments	(4,510)	—	(19,053)	—
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	8,670	(975)	9,510	4,634

Total		$22,994	$(17,994)	$(9,407)	$6,591

4.	Derivative Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands).

	As of June 30, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$13,434	$—	$—	$—	$13,434

Total	$13,434	$—	$—	$—	$13,434

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$4,052	$—	$—	$4,052	$—
J.P. Morgan Chase Bank	16,670	—	—	—	16,670

Total	$20,722	$—	$—	$4,052	$16,670

	As of December 31, 2015
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$16,526	$—	$—	$—	$16,526

Total	$16,526	$—	$—	$—	$16,526

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$13,562	$—	$—	$13,562	$—
J.P. Morgan Chase Bank	845	—	—	—	845

Total	$14,407	$—	$—	$13,562	$845

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

4.	Derivative Instruments (continued)

Foreign Currency Forward Contracts and Cross Currency Swaps:

The Company may enter into foreign currency forward contracts and cross currency swaps from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

Cross currency swaps are interest rate swaps in which interest cash flows are exchanged between two parties based on the notional amounts of two different currencies. These swaps are marked-to-market by recognizing the difference between the present value of cash flows of each leg of the swaps as unrealized appreciation or depreciation. Realized gain or loss is recognized when periodic payments are received or paid and the swaps are terminated. The entire notional value of a cross currency swap is subject to the risk that the counterparty to the swap will default on its contractual delivery obligations. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The foreign currency forward contracts and cross currency swaps open at the end of the period are generally indicative of the volume of activity during the period.

As of June 30, 2016 and December 31, 2015, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of June 30, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2016	Unrealized Appreciation (Depreciation)

AUD	Jul 7, 2016	JP Morgan Chase Bank	A$	3,655 Sold	$2,818	$2,726	$92
AUD	Oct 13, 2016	JP Morgan Chase Bank	A$	14,071 Sold	10,569	10,457	112
EUR	Jul 7, 2016	JP Morgan Chase Bank		€55,600 Sold	60,849	61,706	(857)
EUR	Jul 7, 2016	JP Morgan Chase Bank		€25,000 Bought	(28,392)	(27,745)	(647)
EUR	Jul 7, 2016	JP Morgan Chase Bank		€21,800 Bought	(24,592)	(24,194)	(398)
EUR	Sep 13, 2016	JP Morgan Chase Bank		€126,416 Sold	140,175	140,641	(466)
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Sold	8,010	7,329	681
GBP	Oct 13, 2016	JP Morgan Chase Bank		£3,000 Bought	(4,231)	(3,998)	(233)
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Bought	(7,757)	(7,329)	(428)

Total					$157,449	$159,593	$(2,144)

As of December 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2015	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,859	$(420)
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	54,874	1,710
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,747	13,199	548
GBP	Jan 11, 2016	JP Morgan Chase Bank		£3,700 Bought	(5,576)	(5,455)	(121)

Total					$77,194	$75,477	$1,717

4.	Derivative Instruments (continued)

As of June 30, 2016 and December 31, 2015, the Company’s open cross currency swaps were as follows ($ in thousands).

As of June 30, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(501)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	(108)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	7,469
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $67,635	0.750% on GBP notional amount of £47,099	12/31/2017	5,080

				$11,940

As of December 31, 2015
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(304)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of €282,962	12/31/2017	4,402
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of £84,637	12/31/2017	3,845

				$7,943

As of June 30, 2016 and December 31, 2015, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $467.13 million and $532.95 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of June 30, 2016 and December 31, 2015 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of June 30, 2016				Hedges As of June 30, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€381,166	$422,999	$346,543		€291,762	$323,058
British Pound Sterling		£70,607	93,996	93,476		£81,636	121,341
Australian Dollars	A$	31,021	23,135	21,797	A$	30,887	22,729

Total			$540,130	$461,816			$467,128

	Debt Investments Denominated in Foreign Currencies As of December 31, 2015				Hedges As of December 31, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€404,360	$439,438	$368,746		€333,447	$372,935
British Pound Sterling		£121,426	179,006	177,509		£89,890	138,232
Australian Dollars	A$	31,021	23,949	21,471	A$	30,887	21,781

Total			$642,393	$567,726			$532,948

4.	Derivative Instruments (continued)

Interest Rate Swaps:

The Company entered into one interest rate swap with a notional amount of $100 million during the six months ended June 30, 2016. Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to the counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

As of June 30, 2016 and December 31, 2015, the Company’s open interest rate swaps were as follows ($ in thousands).

As of June 30, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Depreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$(2,327)
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	(237)
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	(10,468)

					$(13,032)

As of December 31, 2015
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,457
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,564

					$6,021

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.5% of the Company’s net assets as of each of June 30, 2016 and December 31, 2015.

Below is a summary of the Company’s investments in equity options and warrants as of June 30, 2016 and December 31, 2015 (in thousands, except share amounts):

			As of June 30, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,132
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,273
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	4,745
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	320
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$26,091	$13,470

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

4.	Derivative Instruments (continued)

			As of December 31, 2015
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,551
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,754
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,332
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	213
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	370
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$31,433	$12,220

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2016 and December 31, 2015 generally reflect the volume of derivative activity throughout the periods presented.

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

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $10.90 million if the TRS had been terminated as of June 30, 2016.

4.	Derivative Instruments (continued)

As of June 30, 2016 and December 31, 2015, Halifax Funding had selected 47 and 51 underlying debt positions, respectively, and had posted $110.00 million and $142.64 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016	December 31, 2015
Settled notional amount	$322,460	$310,371
Unsettled additions	28	14,595
Unsettled deletions	(514)	—

Total notional amount	$321,974	$324,966

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	June 30, 2016	December 31, 2015
Interest and fee income	$5,102	$4,658
Financing charge	(1,127)	(896)
Net realized gains (losses)	114	(571)
Net unrealized depreciation of TRS assets	(8,141)	(16,753)

TRS total fair value	$(4,052)	$(13,562)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and fee income	$4,866	$3,905	$9,751	$7,156
Financing charge	(1,627)	(909)	(2,968)	(1,708)
Net realized gains (losses)	(531)	94	(1,084)	65

Net realized gains on derivative instruments related to the TRS	$2,708	$3,090	$5,699	$5,513

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of June 30, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,764	$6,584	$(180)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,228	4,053	(175)
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	8/19/2021	2,844	2,750	(94)
Applied Systems, Inc.	Software & Services	L + 300	1.00%	1/25/2021	7,890	7,838	(52)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	6,138	6,100	(38)
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,831	3,772	(59)
Caesars Entertainment Operating Co., Inc. (b)(c)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,773	4,021	248
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	1,915	1,877	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,246	(6)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,749	11,131	(618)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,748	4,583	(165)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,863	4,834	(29)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,715	(61)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,876	3,940	(936)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,779	8,192	(587)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,334	9,267	(67)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,952	4,790	(162)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	1,793	1,537	(256)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,310	8,185	(125)
Hanson Building Products North America (b)	Capital Goods	L + 550	1.00%	3/13/2022	9,900	9,796	(104)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	3,669	3,648	(21)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,912	9,678	(234)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,882	12,896	14
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,871	6,790	(81)
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,093	(630)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,692	9,690	(2)
Learfield Communications, Inc.	Media	L + 325	1.00%	10/9/2020	7,306	7,215	(91)
MCS AMS Sub-Holdings, LLC	Commercial & Professional Services	L + 650	1.00%	10/15/2019	11,626	12,558	932
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,752	7,911	(841)
P2 Energy Solutions, Inc.	Software & Services	L + 400	1.00%	10/30/2020	4,662	4,332	(330)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,814	4,618	(196)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 400	1.00%	4/24/2022	4,853	4,871	18
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	11,056	10,218	(838)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	7,662	7,450	(212)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,691	4,510	(181)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,917	6,185	(732)
TruGreen, LP	Consumer Services	L + 550	1.00%	4/7/2023	4,918	5,001	83

Total Senior Secured Loans - First Lien					255,721	248,875	(6,846)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,596	(62)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,406	75
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,807	(214)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	2,923	25
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,257	(396)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,450	(1,100)

Total Senior Secured Loan – Second Lien					37,111	35,439	(1,672)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,058	(582)
Direct ChassisLink, Inc.	Transportation	10.00%		6/15/2023	15,000	15,075	75

Total Senior Secured Bonds					18,640	18,133	(507)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,016	14
Solera Holdings, Inc. (b)	Software & Services	10.50%		3/1/2024	9,500	10,370	870

Total Subordinated Debt					10,502	11,386	884

TOTAL					$321,974	$313,833	$(8,141)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of June 30, 2016.
(d)	Investment was on non-accrual status as of June 30, 2016.

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,798	$6,737	$(61)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,249	4,043	(206)
Alion Science & Technology Corp. (c)	Capital Goods	L + 450	1.00%	8/19/2021	2,858	2,830	(28)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	7,932	7,804	(128)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,169	6,174	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,939	3,743	(196)
Caesars Entertainment Operating Co.,	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,493	(252)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,582	(188)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	707	562	(145)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,857	2,801	(56)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,448	12,366	(82)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,459	(439)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,772	4,630	(142)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,888	4,816	(72)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,947	3,706	(241)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,901	4,517	(384)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,824	8,507	(317)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,933	9,725	(208)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	405	404	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,977	4,753	(224)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	1,616	(1,218)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,353	7,918	(435)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,463	12,183	(280)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	1,901	1,889	(12)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,962	9,670	(292)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,398	(549)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,747	(174)
iPayment, Inc. (c)	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,318	(405)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,833	9,689	(144)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,343	7,233	(110)
MCS AMS Sub-Holdings, LLC (c)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	12,150	12,000	(150)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,351	8,104	(247)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,797	7,835	(962)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,231	(467)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,838	4,385	(453)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,938	4,943	5
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,774	7,131	(1,643)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,425	7,979	(446)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,714	4,470	(244)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,963	5,479	(1,484)

Total Senior Secured Loans - First Lien					269,945	256,870	(13,075)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,248	(410)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,274	(359)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,261	(70)
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,688	(333)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,005	107
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,179	(474)
Progressive Solutions	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	3,960	3,925	(35)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,391	(1,159)

Total Senior Secured Loans - Second Lien					46,704	43,971	(2,733)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,273	(367)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,080	(595)

Total Senior Secured Bonds					7,315	6,353	(962)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,019	17

Total Subordinated Debt					1,002	1,019	17

TOTAL					$324,966	$308,213	$(16,753)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2015.
(d)	Investment was on non-accrual status as of December 31, 2015.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$979,387	$1,951,828	$2,931,215
Subordinated debt	—	275,694	347,025	622,719
Structured products	—	—	184,510	184,510
Equity/Other	—	12,350	255,242	267,592

Subtotal	—	1,267,431	2,738,605	4,006,036
Short term investments	7,168	—	—	7,168

Total investments	$7,168	$1,267,431	$2,738,605	$4,013,204

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$12,549	$—	$12,549
Foreign currency forward contracts	—	885	—	885
Interest rate swaps	—	—	—	—
Liabilities
Cross currency swaps	—	(609)	—	(609)
Foreign currency forward contracts	—	(3,029)	—	(3,029)
Interest rate swaps	—	(13,032)	—	(13,032)
TRS	—	—	(4,052)	(4,052)

Total	$—	$(3,236)	$(4,052)	$(7,288)

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$1,064,704	$1,814,254	$2,878,958
Subordinated debt	—	228,222	229,065	457,287
Structured products	—	—	116,208	116,208
Equity/Other	—	12,800	257,008	269,808

Subtotal	—	1,305,726	2,416,535	3,722,261
Short term investments	7,071	—	—	7,071

Total investments	$7,071	$1,305,726	$2,416,535	$3,729,332

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$8,247	$—	$8,247
Foreign currency forward contracts	—	2,258	—	2,258
Interest rate swaps	—	6,021	—	6,021
Liabilities
Cross currency swaps	—	(304)	—	(304)
Foreign currency forward contracts	—	(541)	—	(541)
TRS	—	—	(13,562)	(13,562)

Total	$—	$15,681	$(13,562)	$2,119

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and year ended December 31, 2015.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5.	Fair Value of Financial Instruments (continued)

At June 30, 2016, the Company held 99 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.74 billion and 68.2% of the total investment portfolio. At December 31, 2015, the Company held 93 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.42 billion and 64.8% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2016 and December 31, 2015 were as follows ($ in thousands):

As of June 30, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,906,073	Discounted Cash Flow	Discount Rate	7.60% - 41.86% (11.79%)	Decrease
			EBITDA Multiple	3.49x – 15.00x (8.36x)	Increase
			Tangible Book Value Multiple	0.50x - 1.15x (1.05x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease

	8,488	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.30x (4.30x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.04% - 0.84% (0.34%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	15.00% (15.00%)	Decrease
			Expected Recovery Given Liquidation	17.00% (17.00%)	Increase

	5,003	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	8.89% (8.89%)	Increase
			Implied Volatility	25.10% (25.10%)	Increase
			Risk Free Rate	0.84% (0.84%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.80 years (1.80 years)	Increase
			Quote	8.75% (8.75%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

	2,207	Liquidation Analysis	Expected Recovery Given Liquidation	10.50% (10.50%)	Increase

	30,057	Waterfall	EBITDA Multiple	5.80x (5.80x)	Increase

Subordinated Debt	343,329	Discounted Cash Flow	Discount Rate	10.35% - 18.82% (15.47%)	Decrease
			EBITDA Multiple	8.09x - 12.49x (9.63x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease

	3,696	Option Pricing Model	EBITDA Multiple	8.09x (8.09x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	1.11% (1.11%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase

Structured Products	176,740	Discounted Cash Flow	Discounted Rate	11.32% - 16.58% (14.61%)	Decrease
	7,770	Book Value	Book Value Multiple	1.00x (1.00x)	Increase

Equity/Other	28,034	Waterfall	Asset Appraisals	N/A	Increase

	1,197	Discounted Cash Flow	Discount Rate	12.20% - 13.50% (13.50%)	Decrease

	88,493	Net Asset Value	Net Asset Value	N/A	Increase

	35,480	Market Comparables	EBITDA Multiple	6.17x - 12.49x (9.50x)	Increase
			Revenue Multiple	2.39x (2.39x)	Increase
			Illiquidity Discounts	10.00% - 15.00% (11.27%)	Decrease

	102,038	Option Pricing Model	EBITDA Multiple	4.50x – 8.09x (4.50x)	Increase
			Implied Volatility	18.10% - 37.50% (19.70%)	Increase
			Risk Free Rate	0.00% - 1.11% (0.00%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	1.00 years - 3.50 years (2.04 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.00%)	Decrease

Total	$2,738,605

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,795,749	Discounted Cash Flow	Discount Rate	8.11% - 21.34% (11.99%)	Decrease
			Market Yield	6.25% - 19.32% (9.56%)	Decrease
			Yield Premium	0.00% - 6.50% (2.35%)	Decrease
			Weighted Average Cost of Capital	6.40% - 19.70% (10.53%)	Decrease
			EBITDA Multiple	3.90x - 11.61x (8.21x)	Increase
			Tangible Book Value Multiple	1.30x - 1.40x (1.35x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease

	9,353	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	6.26x (6.26x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.33% (0.33%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	18.07% (18.07%)	Increase

	6,273	Discounted Cash Flow/Quote/ Liquidation Analysis	Discount Rate	146.51% (146.51%)	Increase
			Quote	14.50% (14.50%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

	2,879	Liquidation Analysis	Expected Recovery Given Liquidation	13.80% (13.80%)	Increase

Subordinated Debt	227,576	Discounted Cash Flow	Discount Rate	11.31% - 21.51% (15.12%)	Decrease
			Market Yield	7.21% - 19.53% (10.11%)	Decrease
			Yield Premium	0.00% - 4.25% (4.20%)	Decrease
			Weighted Average Cost of Capital	10.15% - 19.50% (14.69%)	Decrease
			EBITDA Multiple	6.42x - 22.99x (11.54x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease

	1,489	Option Pricing Model	EBITDA Multiple	9.27x (9.27x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	1.24% (1.24%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.00 years (3.00 years)	Increase

Structured Products	109,083	Discounted Cash Flow	Discounted Rate	11.22% - 17.38% (15.41%)	Decrease

	7,125	Book Value	Book Value	1.00x (1.00x)	Increase

Equity/Other	115,060	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	3.93% (3.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease

	1,127	Discounted Cash Flow	Discount Rate	11.60% - 12.60% (12.60%)	Decrease

	76,807	Net Asset Value	Net Asset Value	N/A	Increase

	52,295	Market Comparables	EBITDA Multiple	5.29x - 12.52x (9.37x)	Increase
			Revenue Multiple	0.24x - 2.24x (1.87x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.86%)	Decrease

	11,719	Option Pricing Model	EBITDA Multiple	5.37x - 11.16x (6.53x)	Increase
			Implied Volatility	20.00% - 37.50% (33.52%)	Increase
			Risk Free Rate	0.00% - 1.24% (0.25%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.00 years (2.60 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.03%)	Decrease

Total	$2,416,535

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. See Note 4 for quantitative disclosures of the fair value of the TRS.

5.	Fair Value of Financial Instruments (continued)

(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three and six months ended June 30, 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2016
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of April 1, 2016	$1,789,514	$200,053	$116,528	$235,158	$(12,722)	$2,328,531
Additions (1)	207,578	138,922	74,555	50,744	—	471,799
Net realized gains (losses) (2)	(8,562)	—	—	812	2,708	(5,042)
Net change in unrealized appreciation (depreciation) (3)	10,288	10,501	(6,573)	(15,795)	8,670	7,091
Sales or repayments (4)	(48,296)	(2,781)	—	(15,677)	(2,708)	(69,462)
Net discount accretion	1,306	330	—	—	—	1,636

Fair value balance as of June 30, 2016	$1,951,828	$347,025	$184,510	$255,242	$(4,052)	$2,734,553

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2016 (3)	$637	$8,841	$(6,574)	$(14,706)	$8,670	$(3,132)

5.	Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2016
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of January 1, 2016	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973
Additions (1)	280,312	139,688	74,555	68,573	—	563,128
Net realized gains (losses) (2)	(18,794)	(3,794)	—	4,970	5,699	(11,919)
Net change in unrealized appreciation (depreciation) (3)	3,849	11,712	(5,111)	(38,552)	9,510	(18,592)
Sales or repayments (4)	(161,056)	(30,311)	(1,142)	(36,757)	(5,699)	(234,965)
Net discount accretion	2,565	665	—	—	—	3,230
Transfers into Level 3	30,698	—	—	—	—	30,698

Fair value balance as of June 30, 2016	$1,951,828	$347,025	$184,510	$255,242	$(4,052)	$2,734,553

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2016 (3)	$(17,835)	$6,686	$(4,904)	$(26,265)	$9,510	$(32,808)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

The following tables provide reconciliations for the three and six months ended June 30, 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of April 1, 2015	$1,135,325	$205,174	$88,810	$141,125	$2,164	$1,572,598
Additions (1)	116,749	8,642	2,000	99,104	—	226,495
Net realized gains (losses) (2)	(57)	1,169	—	5,704	3,090	9,906
Net change in unrealized appreciation (depreciation) (3)	5,306	1,106	1,786	(6,901)	(975)	322
Sales or repayments (4)	(17,213)	(58,904)	—	1,157	(3,090)	(78,050)
Net discount accretion	947	288	—	—	—	1,235

Fair Value Balance as of June 30, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2015 (3)	$5,307	$2,149	$1,785	$(7,701)	$(975)	$565

5.	Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	196,283	35,691	52,000	120,261	—	404,235
Net realized gains (losses) (2)	273	1,154	—	5,704	5,513	12,644
Net change in unrealized appreciation (depreciation) (3)	(31,568)	(16,523)	4,175	(11,084)	4,634	(50,366)
Sales or repayments (4)	(69,540)	(60,368)	—	—	(5,513)	(135,421)
Net discount accretion	1,865	662	—	—	—	2,527

Fair Value Balance as of June 30, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2015 (3)	$(31,097)	$(16,227)	$6,772	$(11,084)	$4,634	$(47,002)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the six months ended June 30, 2016. No securities were transferred into or out of the Level 3 hierarchy during the six months ended June 30, 2015. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation or reimbursement for advisory services and other services in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities and (iii) the Company’s Offerings.

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

The Company is a party to an investment advisory agreement with CNL, as amended (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Company and CNL have entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. CNL compensates KKR for advisory services that it provides to the Company with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. CNL earns a base management fee (referred to as an investment advisory fee) equal to an annual rate of 2% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets includes unrealized depreciation, appreciation and collateral posted with the custodian in connection with the TRS, and excludes deferred offering expenses. From and after April 1, 2016, the computation of gross assets also excludes cash and short-term investments.

CNL also earns performance-based incentive fees comprised of a subordinated incentive fee on income and an incentive fee on capital gains. The subordinated incentive fee on pre-incentive fee net investment income (as defined in the Investment Advisory Agreement) is paid quarterly if earned, and is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital.

6.	Related Party Transactions (continued)

The incentive fee on capital gains is paid annually if earned, and is equal to (A) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year end and (3) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on the TRS, and (b) the financing fees paid to the TRS Counterparty), less (B) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the six months ended June 30, 2016, the Company recorded $0.67 million in deferred offering expenses related to the Follow-On Offering, or 0.6% of gross offering proceeds of the Follow-On Offering.

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

Related party fees, expenses and expenses incurred on behalf of the Company during the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2016	2015	2016	2015
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$15,717	$9,649	$32,470
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	19,992	17,002	39,668	32,137
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	10,752	—	13,402	7,983
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement(2)	240	902	672	1,702
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	190	447	409	635
CNL	Administrative Services Agreement: Administrative and compliance services	528	313	1,058	676

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the six months ended June 30, 2016 and 2015, $3.40 million and $13.09 million, respectively, of subordinated incentive fees on income were paid to the Advisors.
(2)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Six Months Ended June 30,	2016	2015
Offering expenses reimbursement payable as of January 1,	$210	$272
Additional offering expenses deferred during the six months ended June 30,	672	1,702
Offering expenses reimbursement payable as of June 30,	(73)	(610)

Offering expenses reimbursement paid to the Advisors during the six months ended June 30,	$809	$1,364

Outstanding unreimbursed offering expenses (net of amounts payable) as of June 30,	$—	$—

During the six months ended June 30, 2016 and 2015, there were no incentive fees on capital gains earned by the Advisors.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.83 million and $1.85 million during the three and six months ended June 30, 2016, respectively and $1.12 million and $2.66 million during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Company had a receivable from the Advisors of $2.45 million for an origination fee that was deferred against the amortized cost of the related investment.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contains certain indemnification to the Company’s officers, directors, agents, and certain other persons. As of June 30, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2016	2015	2016	2015
Capital structuring fees	$1,828	$1,124	$1,853	$2,662
Amendment fees	340	721	980	8,784
Commitment fees	270	—	270	—
Other	140	38	140	38

Total	$2,578	$1,883	$3,243	$11,484

8.	Distributions

The Company’s board of directors declared distributions for 26 record dates in each of the six months ended June 30, 2016 and 2015, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2016 and 2015 are presented in the tables below (in thousands, except per share amounts).

	Six Months Ended June 30,
	2016			2015
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.40	$121,247	100.0%	$0.40	$95,575	100.0%
From net investment income	0.34	103,572	85.4	0.35	81,950	85.8
From net realized gains	—	—	—	0.00	1,256	1.3
Distributions in excess of net investment income	0.06	17,675	14.6	0.05	12,369	12.9

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2016 and 2015 (in thousands).

Six Months Ended June 30,	2016	2015
Ordinary income component of tax basis undistributed earnings	$69,853	$51,410
Offering expenses	1,485	2,641
Net change in unrealized depreciation on foreign currency forward contracts	(3,861)	1,957
Net change in unrealized depreciation on total return swaps	9,510	4,634

Total (1)	$76,987	$60,642

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2016, the tax-related sources of distributions of $76.99 million were greater than the distributions in excess of net investment income of $17.68 million. As a result, the Company estimates that none of the distributions declared during the six months ended June 30, 2016 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2015 were classified as a tax basis return of capital.

On June 28, 2016, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on July 5, 2016 through and including July 26, 2016.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the six months ended June 30, 2016 and 2015 ($ in thousands except share and per share amounts).

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from offering	12,588,477	$121,578	32,539,230	$354,609
Commissions and marketing support fees	—	(9,649)	—	(32,470)

Net proceeds to company	12,588,477	111,929	32,539,230	322,139
Reinvestment of distributions	6,969,469	61,884	3,949,739	39,102

Net proceeds from offering	19,557,946	$173,813	36,488,969	$361,241

Average net proceeds per share	$8.89		$9.90

As of June 30, 2016, the Company has sold or issued 315.71 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.39 billion.

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

The following table is a summary of the share repurchases completed during the six months ended June 30, 2016 and 2015 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92
May 31, 2016	6,807,080	1,682,526	14,486	25%	$8.61

Total	13,178,180	3,509,579	$30,783	27%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	$9.74

Total	9,354,638	1,057,117	$10,341	11%

10.	Borrowings

The Company’s outstanding borrowings as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016						As of December 31, 2015
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility(1)	$928,000	(2)	$835,753	(3)	$835,753		$700,000	(2)	$632,980	(3)	$632,980
Deutsche Bank Credit Facility(1)	250,000		210,000		210,000		250,000		210,000		210,000
BNP Credit Facility(1)	200,000		198,000		198,000		200,000		188,000		188,000
SMBC Credit Facility(1)	200,000		—		—		200,000		—		—

Total credit facilities	1,578,000		1,243,753		1,243,753		1,350,000		1,030,980		1,030,980
2014 Senior Secured Term Loan	391,000		391,000		386,429	(4)	393,000		393,000		387,677	(4)
CS Facility(5)	24,726		24,726		24,726		—		—		—

Total borrowings	$1,993,726		$1,659,479		$1,654,908		$1,743,000		$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Includes $50.75 million and $49.70 million denominated in Euros as of June 30, 2016 and December 31, 2015, respectively and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less the unaccreted original issue discount of $1.19 million and $1.39 million and deferring financing costs of $3.38 million and $3.93 million as of June 30, 2016 and December 31, 2015, respectively.
(5)	Borrowings denominated in Euros.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2016 were 3.02% and 3.3 years, respectively, and as of December 31, 2015 were 2.94% and 2.0 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. On April 15, 2016, the Company amended and restated its Senior Secured Revolving Credit Facility (the “Amendment”) increasing loans to be made in U.S. dollars and other foreign currencies to an aggregate amount of $893 million, with an “accordion” feature that allows the Company, under circumstances, to increase the size of the facility to a maximum of $1.34 billion. On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, CCT Tokyo Funding and Halifax Funding, and provides for a guaranty by certain other subsidiaries of the Company.

The stated borrowing rate under the Amendment is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.

10.	Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$4,202	$1,578	$8,347	$3,123
Unused commitment fees	340	579	478	977
Amortization of deferred financing costs	478	435	928	864

Total interest expense	$5,020	$2,592	$9,753	$4,964

Weighted average interest rate	2.8%	2.7%	2.9%	2.7%
Average borrowings	$608,514	$231,802	$585,227	$230,906

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

Interest on the Tranche E Loans is charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans is charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$1,335	$806	$2,658	$1,256
Unused commitment fees	149	—	298	186
Amortization of deferred financing costs	89	53	179	159

Total interest expense	$1,573	$859	$3,135	$1,601

Weighted average interest rate	2.6%	2.2%	2.6%	2.2%
Average borrowings	$210,000	$150,000	$210,000	$151,818

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$735	$340	$1,381	$521
Unused commitment fees	11	108	45	275
Amortization of deferred financing costs	—	—	—	—

Total interest expense	$746	$448	$1,426	$796

Weighted average interest rate	1.6%	1.3%	1.6%	1.3%
Average borrowings	$188,385	$104,736	$177,615	$80,994

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of June 30, 2016 and December 31, 2015, Paris Funding had investments with a fair value of $358.74 million and $315.88 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the six months ended June 30, 2016 and 2015. As of June 30, 2016, there were no securities rehypothecated by BNP.

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by CCT Tokyo Funding. At the option of CCT Tokyo Funding, interest is charged at either the rate of three month LIBOR plus 1.75%, if the average advances outstanding are greater than $100,000,000, otherwise plus 2.00%, or the higher of the Prime Rate (as defined in the Loan and Servicing Agreement) or the Federal Funds rate plus 0.50%, plus 0.75% if the average advances outstanding are greater than $100,000,000, otherwise plus 1.00%. Interest is payable quarterly. Effective June 2, 2016, CCT Tokyo Funding began paying a quarterly non-usage fee of 0.35% on any unused commitment amounts if the average daily amount of the advances outstanding during a remittance period is equal to or greater than the lesser of (i) 50% of the borrowing base during the remittance period and (ii) $100,000,000 (such lesser amount, the “Later Period Threshold Amount”). If the average daily amount of the advances outstanding during a remittance period is less than the Later Period Threshold Amount, CCT Tokyo Funding will pay a fee of 0.875% for any unused portion up to or equal to the difference of the Later Period Threshold Amount less the amount of advances outstanding in addition to the non-usage fee of 0.35% on any remaining unused portion.

10.	Borrowings (continued)

As of June 30, 2016, CCT Tokyo Funding has not borrowed against the SMBC Credit Facility. CCT Tokyo Funding recorded amortization of deferred financing costs of $0.11 million and $0.28 million during the three and six months ended June 30, 2016. In addition, CCT Tokyo Funding recorded unused commitment fees of $0.14 million for the period from June 2, 2016 (effective date) through June 30, 2016.

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2016 and each of the next three years, in aggregate, as of June 30, 2016 were as follows (in thousands):

2016	$2,000
2017	4,000
2018	4,000
2019	381,000

$391,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$3,963	$4,004	$7,937	$7,974
Accretion of original issue discount	98	95	196	189
Amortization of deferred financing costs	279	271	556	536

Total interest expense	$4,340	$4,370	$8,689	$8,699

Weighted average interest rate	4.2%	4.2%	4.2%	4.2%
Average borrowings	$391,989	$395,989	$392,489	$396,481

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2016 and December 31, 2015, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

10.	Borrowings (continued)

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company received funds from CS pursuant to this purchase on July 1, 2016. The Company will, on a monthly basis, repurchase the Tranche B Loan from CS and subsequently resell the Tranche B Loan to CS. The final repurchase transaction must occur no later than June 29, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan will be equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction.

The CS Facility is secured by substantially all of the Company’s portfolio investments.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2016, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
Beyond Trust Software, Inc.	1,090
Fastener Acquisition, Inc.	6,220
Fastener Acquisition, Inc.	5,183
Marshall Retail Group, LLC	1,200
SquareTwo Financial Corp.	2,704
TKC Holdings, Inc.	6,011

Total unfunded revolvers/delayed draw loan commitments	$32,466

Unfunded bridge loan commitments:
Cloud Crane, LLC (2)	$74,543
Mitel Networks Corp. (2)	41,475

Total unfunded bridge loan commitments	$116,018

Unfunded term loan commitments:
Fastener Acquisition, Inc.	$38,355
TKC Holdings, Inc.	69,124
New Enterprise Stone & Lime Co., Inc. Term Loan A (3)	102,461
New Enterprise Stone & Lime Co., Inc. Term Loan B (3)	51,745

Total unfunded term loan commitments	$261,685

Unfunded equity commitments:
Central Park Leasing SARL	$41,555
GA Capital Specialty Lending Fund	57,752
Home Partners of America, Inc.	8,600
KKR BPT Holdings Aggregator, LLC	9,500
Orchard Marine, Ltd.	12,030
Star Mountain SMB Multi-Manager Credit Platform, LP	31,673

Total unfunded equity commitments	$161,110

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	As of the date of this filing, the unfunded commitments have expired.
(3)	Commitment funded on July 8, 2016. As of August 10, 2016, the Company has received $95.58 million in aggregate principal payment proceeds from the same portfolio company to pay down its existing term loan and bond.

11.	Commitments and Contingencies (continued)

The Company also has a commitment to provide up to $437.50 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by one of the Company’s representatives on SCJV’s board of managers.

As of June 30, 2016, the Company’s unfunded debt commitments have a fair value of ($0.27) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2016, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2016 and December 31, 2015.

12.	Income Taxes

The Company’s Taxable Subsidiaries are subject to U.S. Federal and State income taxes. As of June 30, 2016 and December 31, 2015, the aggregate net deferred tax asset, before valuation allowance, was $2.01 million and $2.47 million, respectively, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of June 30, 2016 and 2015, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the six months June 30, 2016 and 2015, the Taxable Subsidiaries had an effective tax rate of zero.

During the six months ended June 30, 2016, the Company recorded foreign withholding tax of $0.65 million, which is recorded net against the related interest income in the condensed consolidated statements of operations. During the six months ended June 30, 2015, the Company recorded foreign income tax expense of $0.20 million, of which $0.16 million represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$9.79

Net investment income(1)	0.34	0.35
Net realized and unrealized loss(1)(2)	(0.07)	(0.09)

Net increase resulting from investment operations	0.27	0.26

Distributions from net investment income(3)	(0.34)	(0.35)
Distributions from realized gains(3)	—	—
Distributions in excess of net investment income(3)(4)	(0.06)	(0.05)

Net decrease resulting from distributions to common shareholders	(0.40)	(0.40)

Issuance of common stock above net asset value(5)	0.01	0.02
Repurchases of common stock(6)	—	—

Net increase resulting from capital share transactions	0.01	0.02

Net asset value, end of period	$8.81	$9.67

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	2.41%	1.74%
Total investment return-net asset value(8)	3.21%	2.89%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,699,457	$2,462,354
Average net assets(9)	$2,633,209	$2,317,459
Average borrowings(9)	$1,365,467	$826,220
Shares outstanding, end of period	306,479	254,564
Weighted average shares outstanding	301,423	237,366

Ratios to Average Net Assets:(9)
Total operating expenses	3.18%	2.77%
Net investment income	3.93%	3.54%
Total investment income	7.11%	6.31%
Portfolio turnover rate	12%	6%
Asset coverage ratio(10)	2.44	2.96

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8 for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

13.	Financial Highlights (continued)

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4 of the condensed consolidated financial statements.

14.	Subsequent Events

On July 18, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 7,166,150 shares of common stock at a cash price of $8.81 per share. The tender offer will expire on August 24, 2016 at 5:00 pm central time.

On July 29, 2016, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on August 2, 2016 through and including August 30, 2016.

During the period July 1, 2016 through August 10, 2016, the Company received additional net proceeds of approximately $13.55 million from its Follow-On Offering, through the registered investment advisor channel, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines, credit facilities or repurchase agreement on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2015 and Item 1A in Part II of this Quarterly Report.

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

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. We also have the ability, as granted through our SEC Exemptive Order, to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR (the “Co-Investment Transactions”). We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions, including non-controlling equity investments. Additionally, we may invest in convertible securities, derivatives and private investment funds. We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment.

As of June 30, 2016, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

•

Investments in Private Investment Funds or other subsidiaries. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.

•	Derivatives. We may invest in various types of derivatives, including TRS, interest rate swaps and foreign currency forward contracts and options.

•	Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of June 30, 2016 and December 31, 2015, and for the six months ended June 30, 2016 and 2015:

As of (in thousands, except ratios and per share amounts)	June 30, 2016	December 31, 2015
Total assets	$4,440,048	$4,041,190
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,396,571	$4,041,190
Investments in portfolio companies	$4,006,036	$3,722,261
Borrowings	$1,659,479	$1,423,980
Deemed borrowings (TRS implied leverage classified as senior securities)	$211,974	$182,326
Net assets	$2,699,457	$2,594,022
Net asset value per share	$8.81	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	43%	40%

Activity for the Six Months Ended	June 30,
(in thousands, except per share amounts)	2016	2015
Average net assets	$2,633,209	$2,317,459
Average borrowings	$1,365,467	$826,220
Purchases of investments	$721,083	$990,813
Sales, principal payments and other exits	$435,259	$427,865
Net investment income	$103,572	$81,950
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	$(8,848)	$1,256
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	$(11,072)	$(21,998)
Net increase in net assets resulting from operations	$83,652	$61,208
Total distributions declared	$121,247	$95,575
Net investment income per share	$0.34	$0.35
Earnings per share	$0.28	$0.26
Distributions declared per share outstanding for the entire period	$0.40	$0.40

Summary of Common Stock Offerings for the Six Months Ended	June 30,
(in thousands, except share and per share amounts)	2016	2015
Gross proceeds, excluding reinvestment of distributions	$121,578	$354,609
Net proceeds to Company, excluding reinvestment of distributions	$111,929	$322,139
Reinvestment of distributions	$61,884	$39,102
Average net proceeds per share	$8.89	$9.90
Shares issued in connection with Offerings, excluding reinvestment of distributions	12,588,477	32,539,230
Shares issued in connection with reinvestment of distributions	6,969,469	3,949,739

Business Environment

During the six months ended June 30, 2016, markets continued to be influenced by geopolitical concerns, the increased regulation of financial institutions, as well as sector specific dislocations, including commodities and energy. The credit markets have experienced a rally in recent months, but significant inflows and outflows in open end credit mutual funds and exchange traded funds have become commonplace. These factors, along with thin liquidity, have placed pressure on valuations, slowed market activity, and contributed to an increase in volatility which can be more acute when influenced by specific events such as the exit of the United Kingdom from the European Union.

                        Given this volatile backdrop we’ve experienced, we continue to believe that our closed-end structure and long term fundamental underwriting approach positions us well. We continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets. We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines result in corporate and financial acquirers looking beyond traditional financial intermediaries to support their deals. Second, there is less capital available for small-to-medium-sized businesses, as banks reduce their footprints amidst shrinking net interest margins and heightened regulation. Finally, we believe the current environment offers attractive risk adjusted transaction terms.

We believe that privately originated transactions with both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will expand given financial regulation stemming from the 2009 credit crisis that is resulting in commercial banks reducing lending levels to middle market companies. We maintain a high degree of caution and believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments, best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the Three and Six Months ended June 30, 2016 and 2015

The following table summarizes our investment activity as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	June 30, 2016		December 31, 2015
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$4,006,036	$313,833	$3,722,261	$308,213
No. portfolio companies	135	45	124	48
No. debt investments	155	47	141	51
No. structured product investments	7	—	5	—
No. equity/other investments	31	—	32	—

	Investment Portfolio Activity Summary ($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchases of investments:
Senior secured loans – first lien	$95,982	$135,269	$151,590	$339,400
Senior secured loans – second lien	185,385	204,226	189,501	232,288
Senior secured bonds	37,286	44,425	37,536	60,641
Subordinated debt	151,359	88,545	204,784	169,877
Structured products	74,556	2,000	74,556	52,000
Equity/other	45,286	109,101	63,116	136,607

Total	$589,854	$583,566	$721,083	$990,813

Sales, principal payments and other exits:
Senior secured loans – first lien	$97,562	$41,824	$173,300	$75,649
Senior secured loans – second lien	102,284	65,330	164,843	152,307
Senior secured bonds	14,598	2,754	18,216	2,754
Subordinated debt	13,072	172,657	41,001	187,219
Structured products	—	—	1,142	—
Equity/other	15,678	8,779	36,757	9,936

Total	$243,194	$291,344	$435,259	$427,865

Portfolio Company Additions	16	13	23	22
Portfolio Company Exits	(8)	(12)	(12)	(17)
Debt Investment Additions	30	13	43	25
Debt Investment Exits	(16)	(18)	(29)	(24)

	TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchases of investments:
Senior secured loans – first lien	$5,591	$98,533	$6,993	$126,024
Senior secured loans – second lien	—	21,788	—	21,788
Senior secured bonds	15,000	—	15,000	—
Subordinated debt	—	—	9,500	—
Structured products	—	—	—	—
Equity/other	—	—	—	—

Total	$20,591	$120,321	$31,493	$147,812

Sales, principal payments and other exits:
Senior secured loans – first lien	$5,564	$33,411	$12,648	$39,106
Senior secured loans – second lien	14,215	20	18,215	4,020
Senior secured bonds	3,222	—	3,222	—
Subordinated debt	—	305	—	533
Structured products	—	—	—	—
Equity/other	—	—	—	—

Total	$23,001	$33,736	$34,085	$43,659

Portfolio Company Additions	2	14	3	18
Portfolio Company Exits	(3)	(4)	(6)	(6)
Debt Investment Additions	4	16	5	22
Debt Investment Exits	(6)	(3)	(9)	(8)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 30 debt investment positions and 33 portfolio companies in common, both as of June 30, 2016 and December 31, 2015. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended June 30, 2016 and 2015 was $52.19 million and $21.97 million, respectively, for our Investment Portfolio, and $7.77 million and $(1.69) million, respectively, for our TRS Portfolio. The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2016 and 2015 was $1.08 million and $(28.64) million, respectively, for our Investment Portfolio, and $8.61 million and $3.17 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $345.44 million for the six months ended June 30, 2016, representing 27.9% of approximately $1.24 billion in total originations by KKR in Co-Investment Transactions for the period.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the six months ended June 30, 2016 and 2015 and the status of originated investments held in the Investment Portfolio as of June 30, 2016 and December 31, 2015:

	June 30,
Originated Investment Activity for the Six Months Ended ($ in thousands)	2016	2015
Number of originated investments, by issuer	9	6
Total amount of originated investments, at cost (1)	$396,421	$397,297
Originated investments as a percentage of total investment activity	55.0%	40.1%
Fee income recognized in connection with originated investments	$1,853	$2,662

Originated Investments Summary as of ($ in thousands)	June 30, 2016	December 31, 2015
Total originated investments, at fair value	$2,489,564	$2,305,938
Total originated investments as a percentage of total Investment Portfolio, at fair value	62.1%	61.9%
Weighted average annual yield of originated debt investments (2)(3)	10.3%	10.3%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.41% and 3.21%, respectively, for the six months ended June 30, 2016 and 1.74% and 2.89%, respectively, for the six months ended June 30, 2015. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of June 30, 2016 and December 31, 2015, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	June 30, 2016		December 31, 2015
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,681,261	$1,574,165	$1,721,163	$1,593,668
Senior secured loans - second lien	1,194,056	1,142,010	1,154,518	1,100,781
Senior secured bonds	249,450	215,040	217,350	184,509

Total senior debt	3,124,767	2,931,215	3,093,031	2,878,958
Subordinated debt	666,060	622,719	525,301	457,287
Structured products	185,054	184,510	111,640	116,208
Equity/Other	328,844	267,592	292,059	269,808

Total	$4,304,725	$4,006,036	$4,022,031	$3,722,261

	TRS Portfolio as of (in thousands)
	June 30, 2016		December 31, 2015
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$255,721	$248,875	$269,945	$256,870
Senior secured loans - second lien	37,111	35,439	46,704	43,971
Senior secured bonds	18,640	18,133	7,315	6,353

Total senior debt	311,472	302,447	323,964	307,194
Subordinated debt	10,502	11,386	1,002	1,019

Total	$321,974	$313,833	$324,966	$308,213

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1)(2)
Senior secured loans - first lien	8.8%	5.5%	8.7%	5.8%
Senior secured loans - second lien	10.5%	9.6%	10.4%	9.5%
Senior secured bonds	9.4%	9.9%	9.5%	8.4%
Subordinated debt(1)(2)	10.6%	10.6%	10.1%	6.8%
Structured products (1)(2)	6.4%	—%	10.8%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.41% and 3.21%, respectively, for the six months ended June 30, 2016 and 1.74% and 2.89%, respectively, for the six months ended June 30, 2015. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of June 30, 2016 and December 31, 2015:

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Percent of debt portfolio	75.6%		71.4%		90.2%		96.7%
Percent of floating rate debt investments with interest rate floors	92.0%		93.6%		98.6%		98.8%
Weighted average interest rate floor	1.0%		1.0%		1.1%		1.1%
Weighted average coupon spread to base rate	781	bps	764	bps	482	bps	484	bps
Weighted average years to maturity	4.6		4.9		4.0		4.5

Fixed interest rate debt investments:
Percent of debt portfolio	24.4%		28.6%		9.8%		3.3%
Weighted average coupon rate	10.2%		10.2%		10.2%		9.9%
Weighted average years to maturity	5.6		5.6		6.5		4.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.612% and 0.686%, and 0.251% and 0.288% during the six months ended June 30, 2016 and 2015, respectively, and was 0.654% and 0.613% on June 30, 2016 and December 31, 2015, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.6% as of June 30, 2016, compared to 9.5% as of December 31, 2015. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.41% and 3.21%, respectively, for the six months ended June 30, 2016. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$4,761	0.1%	$—	—%	$10,246	3.3%	$404	0.1%
BB-	40,071	1.0	43,253	1.2	29,006	9.2	24,999	8.1
B+	224,525	5.6	155,395	4.2	37,754	12.0	40,695	13.2
B	189,300	4.7	265,440	7.1	133,246	42.5	147,430	47.9
B-	419,394	10.5	316,944	8.5	72,463	23.1	55,993	18.2
CCC+	631,455	15.8	649,508	17.4	22,647	7.2	30,808	10.0
CCC	181,964	4.5	102,191	2.7	—		—	—
CCC-	33,257	0.8	48,501	1.3	4,450	1.4	4,391	1.4
D	10,848	0.3	9,640	0.3	4,021	1.3	3,493	1.1
Not rated	2,270,461	56.7	2,131,389	57.3	—	—	—	—

Total	$4,006,036	100.0%	$3,722,261	100.0%	$313,833	100.0%	$308,213	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	June 30, 2016	December 31, 2015

Total number of all investments with PIK feature	18	23
Par value of all investments with PIK feature	$591,546	$707,559

Total number of all investments that have active PIK election	13	19
Par value of all investments that have active PIK election	$497,221	$648,196
Percent of debt investment portfolio with active PIK election, at par value	12.5%	17.5%

Number of originated investments with PIK feature and active PIK election	7	12
Par value of originated investments with PIK feature and active PIK election	$408,245	$524,303

	June 30,
PIK Interest Income Activity for the Six Months Ended (in thousands)	2016	2015
PIK interest income	$14,194	$15,971
PIK interest income as a percentage of interest income and PIK interest income	8.0%	11.9%
PIK interest income as a percentage of total investment income	7.6%	10.9%

As of June 30, 2016, our Investment Portfolio consisted of 135 portfolio companies, diversified across 20 industry classifications, as compared to our Investment Portfolio as of December 31, 2015 that consisted of 124 portfolio companies, diversified across 21 distinct industry classifications. As of June 30, 2016, the TRS Portfolio consisted of 45 portfolio companies, diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2015 that consisted of 48 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of June 30, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$744,942	18.6%	$621,721	16.7%	$37,769	12.0%	$31,229	10.1%
Software & Services	476,351	11.9	416,659	11.2	80,395	25.6	68,767	22.3
Diversified Financials	295,773	7.4	231,820	6.2	—	—	—	—
Retailing	273,926	6.8	309,014	8.3	31,056	9.9	29,078	9.4
Materials	248,998	6.2	146,239	3.9	—	—	12,183	4.0
Health Care Equipment & Services	229,633	5.7	178,069	4.8	20,876	6.7	36,248	11.8
Consumer Durables & Apparel	205,807	5.1	358,089	9.6	9,678	3.1	12,750	4.1
Automobiles & Components	193,853	4.8	178,077	4.8	—	—	—	—
Technology Hardware & Equipment	192,392	4.8	176,343	4.7	7,929	2.5	8,216	2.7
Energy	183,659	4.6	164,056	4.4	—	—	—	—
Transportation	179,341	4.5	174,014	4.7	26,206	8.4	11,459	3.7
Commercial & Professional Services	149,792	3.7	155,039	4.2	16,611	5.3	16,043	5.2
Real Estate	126,007	3.2	82,720	2.2	10,246	3.3	12,366	4.0
Consumer Services	99,838	2.5	89,389	2.4	9,022	2.9	3,897	1.3
Food & Staples Retailing	93,365	2.3	101,854	2.7	10,439	3.3	12,078	3.9
Media	76,470	1.9	85,122	2.3	23,739	7.6	24,699	8.0
Telecommunications Services	72,043	1.8	80,681	2.2	8,422	2.7	8,280	2.7
Food & Beverage & Tobacco	60,012	1.5	62,134	1.7	8,549	2.7	8,522	2.8
Pharmaceuticals, Biotechnology & Life Science	56,317	1.4	53,634	1.4	—	—	—	—
Remaining Industries	47,517	1.3	57,587	1.6	12,896	4.0	12,398	4.0

Total	$4,006,036	100.0%	$3,722,261	100.0%	$313,833	100.0%	$308,213	100.0%

In May 2016, Strategic Credit Opportunities Partners, LLC (“SCJV”), a joint venture between our Company and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between our Company and Conway. Pursuant to the terms of the agreement, we, along with Conway, will agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway, have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% of the committed capital and Conway will provide 12.5% of the committed capital. As administrative agent of SCJV, we will perform certain day-to-day management responsibilities on behalf of SCJV. As of June 30, 2016, SCJV has not begun operations and has not been funded. We expect that our initial and subsequent fundings of SCJV will be satisfied primarily by sales of investments to SCJV.

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

Liquidity

During the six months ended June 30, 2016, proceeds from sales of investments and principal payments totaled $435.26 million. In addition, distributions reinvested in the company as a percentage of total distributions for the six months ended June 30, 2016 was 51%, or $61.88 million. As of June 30, 2016, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$133,650
Short Term Investments	7,168
Credit Facilities-Effective Borrowing Capacity (1)	232,850

Total	$373,668

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of June 30, 2016.

In addition to the sources of liquidity listed above, we continue to raise capital through our Follow-On Offering. On February 12, 2016, our Follow-On Offering closed to investors who purchase shares of our common stock through the independent broker-dealer channel. However, our Follow-On Offering remains open to investors who purchase shares of our common stock through the registered investment advisor channel. As of June 30, 2016, we had approximately 34 million additional shares of common stock available for sale through the Follow-On Offering. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Borrowings

Our outstanding borrowings as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016					As of December 31, 2015
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility (1)(2)	$928,000	$835,753	(3)	$835,753		$700,000	$632,980	(3)	$632,980
Deutsche Bank Credit Facility (1)	250,000	210,000		210,000		250,000	210,000		210,000
BNP Credit Facility (1)	200,000	198,000		198,000		200,000	188,000		188,000
SMBC Credit Facility (1)	200,000	—		—		200,000	—		—

Total credit facilities	1,578,000	1,243,753		1,243,753		1,350,000	1,030,980		1,030,980
2014 Senior Secured Term Loan	391,000	391,000		386,429	(4)	393,000	393,000		387,677	(4)
CS Facility (5)	24,726	24,726	(5)	24,726		—	—		—

Total	$1,993,726	$1,659,479		$1,654,908		$1,743,000	$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)	Includes $50.75 million and $49.70 million denominated in Euros as of June 30, 2016 and December 31, 2015, respectively, and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less unaccreted original issue discount of $1.19 million and $1.39 million and deferred financing costs of $3.38 million and $3.93 million as of June 30, 2016 and December 31, 2015, respectively.
(5)	Borrowings denominated in Euros.

For the six months ended June 30, 2016 and 2015, our total all-in cost of financing, including fees and expenses, was 3.48% and 3.96%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We intend to further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.99 billion that is available to us from our existing financing arrangements.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of June 30, 2016, the posted collateral of $110 million equaled 34.2% of the total notional amount, as compared to $142.64 million, or 43.9% of the total notional amount as of December 31, 2015. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $108.91 million as of June 30, 2016.

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

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of June 30, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during each of the quarters during the six months ended June 30, 2016 and 2015:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
June 30, 2016 (13 record dates)	$0.201279	$61,307
March 31, 2016 (13 record dates)	0.201279	59,940

	$0.402558	$121,247

Quarter Ended:
June 30, 2015 (13 record dates)	$0.201279	$49,745
March 31, 2015 (13 record dates)	0.201279	45,830

	$0.402558	$95,575

Approximately 51% of the distributions we declared in each of the six months ended June 30, 2016 and 2015 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the six months ended June 30, 2016. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of June 30, 2016, the fair value of our investments totaled $4.01 billion for our Investment Portfolio and $313.83 million for our TRS Portfolio. The majority of our investments at June 30, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2016 and 2015. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Total investment income	$98,447	$72,166	$187,298	$146,120
Total operating expense	(46,210)	(29,387)	(83,726)	(64,129)
Income tax expense, including excise tax	—	(19)	—	(41)

Net investment income	52,237	42,760	103,572	81,950
Net realized gains (losses)	(9,158)	(17,466)	(8,848)	1,256
Net change in unrealized appreciation (depreciation)	75,858	4,130	(11,072)	(21,998)

Net increase in net assets resulting from operations	$118,937	$29,424	$83,652	$61,208

Investment income

Investment income consisted of the following for the three and six months June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest income	$85,201	$60,566	$162,795	$117,959
Payment-in-kind interest income	5,830	9,163	14,194	15,971

Subtotal	91,031	69,729	176,989	133,930
Fee income	2,578	1,883	3,243	11,484
Dividend and other income	4,838	554	7,066	706

Total investment income	$98,447	$72,166	$187,298	$146,120

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.82 billion and $3.83 billion for the three and six months ended June 30, 2016, respectively, as compared to $2.94 billion and $2.87 billion during the same periods in 2015, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $3.42 million and $7.69 million for the three and six months ended June 30, 2016, respectively, and $4.0 million and $6.0 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, 6.4% and 8.0%, respectively, of our total interest income including PIK interest income was attributable to PIK interest income as compared to 13.1% and 11.9%, respectively, for the same periods in 2015. As of June 30, 2016, our weighted average annual yield on our accruing debt investments was 9.6% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2016, approximately 75.6% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. Fee income was higher during the six months ended June 30, 2015 as compared to the same period in 2016 due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and a higher amount in capital restructuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income period over period was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013.

Operating expenses

Our operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Investment advisory fees	$19,992	$17,002	$39,668	$32,137
Performance-based incentive fees	10,752	—	13,402	7,983
Interest expense	11,958	8,276	23,425	16,074
Offering expenses	673	1,198	1,485	2,641
Administrative services	876	600	1,722	1,314
Professional services	749	829	1,383	1,367
Custodian and accounting fees	363	311	777	581
Director fees and expenses	129	194	241	320
Other	718	977	1,623	1,712

Total operating expenses	$46,210	$29,387	$83,726	$64,129

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and six months ended June 30, 2016 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Subordinated incentive fee on income	$10,752	$—	$13,402	$7,983
Incentive fee on capital gains	—	—	—	—

Total performance-based incentive fees	$10,752	$—	$13,402	$7,983

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

We did not record any incentive fee on capital gains for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, we had unrealized losses of $315.02 million in excess of our cumulative realized net capital gains since inception. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stated interest expense	$10,236	$6,728	$20,324	$12,874
Unused commitment fees	636	687	957	1,438
Amortization of deferred financing costs	988	766	1,948	1,573
Accretion of discount on term loan	98	95	196	189

Total interest expense	$11,958	$8,276	$23,425	$16,074

The increase in interest expense during the three and six months ended June 30, 2016 was primarily attributable to the increase in our weighted average debt outstanding to $1.40 billion and $1.37 billion, respectively, as compared to $882.53 million and $826.22 million for the same periods in 2015, respectively.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the three and six months ended June 30, 2016, we recorded deferred offering expenses of $0.24 million and $0.67 million, respectively, as compared to $0.90 million and $1.70 million, respectively, for the same periods in 2015. The $0.80 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of June 30, 2016 represents the amount that will be recorded as offering expenses in the consolidated statements of operations over the next 12 months. Going forward, we expect a reduction in offering expenses due to the February 2016 closing of our Follow-On Offering to investors who purchase shares through the independent broker-dealer channel.

The ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and offering expenses) to average net assets was 0.43% and 0.44% during the three and six months ended June 30, 2016, respectively, as compared to 0.48% and 0.46% during the three and six months ended June 30, 2015, respectively.

Net realized gain and losses - Net realized gains and losses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net realized gains (losses) on investments	$(10,281)	$(21,367)	$(22,430)	$(27,689)
Net realized gains (losses) on derivative instruments	2,118	3,185	11,387	29,573
Net realized losses on foreign currency transactions	(995)	716	2,195	(628)

Net realized gains (losses)	$(9,158)	$(17,466)	$(8,848)	$1,256

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net losses on investments for each of the periods presented. The net realized loss on investments for the three and six months ended June 30, 2016 consisted of a net gain (loss) on the disposition of investments of $(0.65) million and $8.26 million, respectively, and a net currency loss on those investments of $9.63 million and $30.69 million, respectively, that were denominated in foreign currencies. The net realized loss on investments for the three and six months ended June 30, 2015 was partially due to a restructuring of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million.

Our net realized gains (losses) on derivative instruments for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net realized gains (losses) on:
Cross currency swaps	$461	$—	$4,605	$—
Foreign currency forward contracts	(1,051)	95	1,083	24,060
TRS	2,708	3,090	5,699	5,513

	$2,118	$3,185	$11,387	$29,573

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. In August 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. During the six months ended June 30, 2016, the scheduled amortization of our cross currency swaps resulted in a net exchange of currencies with our counterparty that generated a realized gain of $5.72 million. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the three and six months ended June 30, 2016 and 2015, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on:
Investments	$52,190	$21,970	$1,081	$(28,640)
Derivative instruments	22,994	(17,994)	(9,407)	6,591
Foreign currency translation	674	154	(2,746)	51

Net change in unrealized appreciation (depreciation)	$75,858	$4,130	$(11,072)	$(21,998)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$96,651	$43,483	$80,882	$46,644
Unrealized depreciation	(73,781)	(44,692)	(130,365)	(92,902)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	29,320	23,179	50,564	17,618

Total net change in unrealized appreciation (depreciation)	$52,190	$21,970	$1,081	$(28,640)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 12.1% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net realized and unrealized gains (losses) on investments	$41,909	$603	$(21,349)	$(56,329)
Net realized and unrealized gains (losses) on foreign currency forward contracts	83	(16,924)	(2,778)	26,017
Net realized and unrealized gains on cross currency swaps	18,161	—	8,602	—

	$60,153	$(16,321)	$(15,525)	$(30,312)

The net realized and unrealized gain and losses on investments during the three and six months ended June 30, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads experienced during the three months ended June 30, 2016, which helped to offset a portion of the net losses incurred during the first quarter of 2016. The net realized and unrealized losses on investments during the three and six months ended June 30, 2015 were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly and indirectly related to the energy sector.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$3,975	$4,361	$3,975	$4,361
Realized gain (loss) on TRS assets	114	105	114	105
Receipt of prior period unsettled amounts	(3,185)	(3,753)	(3,191)	(3,006)
Unrealized appreciation (depreciation) on TRS assets	7,766	(1,688)	8,612	3,174

	8,670	(975)	9,510	4,634

Net change in unrealized appreciation on foreign currency forward contracts:
Unrealized appreciation	2,530	244	885	24,410
Unrealized depreciation	(2,544)	(17,122)	(3,029)	(3,077)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	1,148	(141)	(1,717)	(19,376)

	1,134	(17,019)	(3,861)	1,957

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	17,700	—	8,704	—
Unrealized depreciation	—	—	(4,707)	—

	17,700	—	3,997	—

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	—	—	—	—
Unrealized depreciation	(4,510)	—	(19,053)	—

	(4,510)	—	(19,053)	—

Total net change in unrealized appreciation (depreciation) on derivative instruments	$22,994	$(17,994)	$(9,407)	$6,591

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

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

Adjusted net investment income

Our net investment income totaled $52.24 million ($0.17 per share) and $103.57 million ($0.34 per share) for the three and six months ended June 30, 2016, respectively, as compared to $42.76 million ($0.17 per share) and $81.95 million ($0.35 per share) for the three and six months ended June 30, 2015, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table shows the TRS interest income and financing charges for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Interest and fee income included in TRS fair value	$5,102	$5,122	$5,102	$5,122
Financing charges included in TRS fair value	(1,127)	(761)	(1,127)	(761)

Subtotal	3,975	4,361	3,975	4,361
Interest and fee income included in TRS net realized gains	4,866	3,905	9,751	7,156
Financing charges included in TRS net realized gains	(1,627)	(909)	(2,968)	(1,708)
Less: amounts included in prior period fair value	(3,826)	(3,673)	(3,762)	(3,032)

TRS net interest spread	$3,388	$3,684	$6,996	$6,777

TRS net interest spread per share	$0.01	$0.01	$0.02	$0.03

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six months ended June 30, 2016 and 2015; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net investment income (GAAP)	$52,237	$42,760	$103,572	$81,950
Add: Estimated unearned performance-based incentive fees	—	—	—	—
Add: TRS net interest spread	3,388	3,684	6,996	6,777

Adjusted net investment income (non-GAAP)	$55,625	$46,444	$110,568	$88,727

Net investment income per share (GAAP)	$0.17	$0.17	$0.34	$0.35

Adjusted net investment income per share (non-GAAP)	$0.18	$0.19	$0.37	$0.37

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $105.44 million and $316.53 million during the six months ended June 30, 2016 and 2015, respectively. The most significant increase in net assets during the six months ended June 30, 2016 and 2015 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $173.81 million and $361.24 million, respectively. Our operations resulted in net assets increasing $83.65 million and $61.21 million during the six months ended June 30, 2016 and 2015, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $121.25 million and $95.58 million and the repurchase of shares of common stock in the amount of $30.78 million and $10.34 million during the six months ended June 30, 2016 and 2015, respectively.

Our net asset value per share was $8.81 and $9.67 on June 30, 2016 and 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.40 per share during both six months ended June 30, 2016 and 2015 and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 3.21% and 2.89% (not annualized) for shareholders who held our shares over the entire six-month period ending June 30, 2016 and 2015, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 46.9% (see first chart below), or an annualized return of 7.9% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 32.2% (see first chart below), or an annualized return of 5.7% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 20.5% and 32.4%, respectively, in the period from June 17, 2011 to June 30, 2016.

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$10.00	$11.30	$11.00
Net Offering Price/Share	$9.00	$10.17	$9.90
Distributions/Share	$3.95	$1.63	$0.81
Terminal Value/Share (NAV)	$8.81	$8.81	$8.81

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at June 30, 2016 equal to net asset value of $8.81 per share and (iv) distributions payable to shareholders as of June 30, 2016.

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

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our unaudited condensed consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on the significant presence of investments classified as Level 3 as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Fair value of investments classified as Level 3	$2,738,605	$2,416,535
Total fair value of investments	$4,013,204	$3,729,332
% of fair value classified as Level 3	68.2%	64.8%

Number of positions classified as Level 3	99	93
Total number of positions	195	180
% of positions classified as Level 3	50.8%	51.7%

Fair value of individual positions classified as Level 3:
Highest fair value	$135,655	$102,760
Lowest fair value	$0	$0
Average fair value	$27,663	$25,984

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2016 and December 31, 2015 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of June 30, 2016, assuming all other estimates remain unchanged, would otherwise result in a $130.41 million overstatement of net change in unrealized appreciation on investments, a $0.21 million overstatement of our investment advisory fees payable to our Advisors, a $130.20 million overstatement of our net increase in net assets resulting from operations, a $0.43 overstatement in our earnings per share and a $0.42 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio and TRS Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets (including unrealized appreciation or depreciation on the TRS and collateral posted with the custodian in connection with the TRS, but excluding deferred offering expenses and, from and after April 11, 2016, cash and short-term investments), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

As of June 30, 2016, we had accrued a subordinated incentive fee on income of $10.75 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

Beginning January 1, 2017, the subordinated incentive fee on income will be subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is longer. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf.

As of June 30, 2016, the Advisors had incurred $10.46 million for offering expenses from the Follow-On Offering, or 0.7% of total gross offering proceeds of the Follow-On Offering. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of June 30, 2016. The Advisors are expected to continue to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incur on our behalf through the termination date of the Follow-On Offering. We expect the reimbursement rate to remain at or below 1.0% of total gross offering proceeds of the Follow-On Offering.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of June 30, 2016, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
Beyond Trust Software, Inc.	1,090
Fastener Acquisition, Inc.	6,220
Fastener Acquisition, Inc.	5,183
Marshall Retail Group, LLC	1,200
SquareTwo Financial Corp.	2,704
TKC Holdings, Inc.	6,011

Total unfunded revolvers/delayed draw loan commitments	$32,466

Unfunded bridge loan commitments:
Cloud Crane, LLC (2)	$74,543
Mitel Networks Corp. (2)	41,475

Total unfunded bridge loan commitments	$116,018

Unfunded term loan commitments:
Fastener Acquisition, Inc.	$38,355
TKC Holdings, Inc.	69,124
New Enterprise Stone & Lime Co., Inc. Term Loan A (3)	102,461
New Enterprise Stone & Lime Co., Inc. Term Loan B (3)	51,745

Total unfunded term loan commitments	$261,685

Unfunded equity commitments:
Central Park Leasing SARL	$41,555
GA Capital Specialty Lending Fund	57,752
Home Partners of America, Inc.	8,600
KKR BPT Holdings Aggregator, LLC	9,500
Orchard Marine, Ltd.	12,030
Star Mountain SMB Multi-Manager Credit Platform, LP	31,673

Total unfunded equity commitments	$161,110

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	As of the date of this filing, the unfunded commitments have expired.
(3)	Commitment funded on July 8, 2016. As of August 10, 2016, we received $95.58 million in aggregate principal payment proceeds from the same portfolio company to pay down its existing term loan and bond.

We also have a commitment to provide up to $437.50 million of capital to SCJV. The capital commitment to SCJV can be satisfied with contributions of either cash or assets, and no capital commitment can be drawn without an affirmative vote by one of our representatives on SCJV’s board of managers. We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities and scheduled and early principal repayments to fund such unfunded loan commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings – Credit Facilities, Term Loan and Repurchase Agreement,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of June 30, 2016, the credit facilities provided for $232.85 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities, 2014 Senior Secured Term Loan and repurchase agreement at June 30, 2016 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$198,000	$198,000	$—	$—	$—
Deutsche Bank Credit Facility	210,000	150,000	60,000	—	—
Senior Secured Revolving Credit Facility	835,753	—	—	835,753	—
2014 Senior Secured Term Loan	391,000	4,000	8,000	379,000	—
CS Facility	24,726	24,726	—	—	—
Interest and Credit Facilities Fees Payable(1)	185,124	51,324	84,810	48,990	—

Total	$1,844,603	$428,050	$152,810	$1,263,743	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities, repurchase agreement and term loan payables as of June 30, 2016.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2016, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of June 30, 2016, approximately 75.6% of our portfolio of debt investments (excluding TRS assets), or approximately $3 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2016, approximately 92.0% of our portfolio of variable interest rate debt investments, or approximately $2.76 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At June 30, 2016, we held an aggregate investment position of $240.64 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 8.0% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities, 2014 Senior Secured Term Loan and CS Facility, as discussed above (see “Capital Resources and Liquidity – Borrowings”), all of our borrowing as of June 30, 2016 provide for floating base rates based on short-term LIBOR or EURIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our Deutsche Bank Credit Facility (as amended), (ii) the maximum commitment amount in our BNP Credit Facility, (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.50%, and (iv) the maximum commitment in our SMBC Credit Facility, we expect that our weighted average direct interest rate would decrease by approximately 31 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our June 30, 2016 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of June 30, 2016 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(1.001)	$(5.691)	$4.690	$1.593	$(3.000)
Up 50 basis points	$4.260	$7.648	$(3.388)	$(1.260)	$3.000
Up 100 basis points	$16.903	$15.945	$0.958	$(1.626)	$6.000
Up 150 basis points	$29.901	$24.242	$5.659	$(1.910)	$9.000
Up 200 basis points	$42.899	$32.540	$10.359	$(2.195)	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of June 30, 2016, 90.2% of the TRS assets, or approximately $296.32 million measured at par value, featured floating or variable interest rates. At June 30, 2016, 98.6% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $292.29 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of June 30, 2016, the total notional amount of the portfolio of TRS assets was $321.97 million, and the settled notional amount was $322.46 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of June 30, 2016 and that the TRS notional amount would equal $321.97 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 24.4% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2016, approximately 52.7% of our fixed interest rate debt investments, or approximately $434.01 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.6 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.6%, all other financial and market factors assuming to remain unchanged. A 4.6% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $19.96 million, or a 0.8% decline in net assets relative to $8.81 net asset value per share as of June 30, 2016.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of June 30, 2016, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of June 30, 2016. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2016, to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies					Hedges
	As of June 30, 2016				Reduction in Fair Value as of June 30, 2016 if 10% Adverse Change in Exchange Rate(2)	As of June 30, 2016
(in thousands)	Par Value/ Cost in Local Currency(1)		Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€389,613	$432,420	$354,948	$35,495		€291,762	$323,058
British Pound Sterling		£76,838	103,234	102,642	10,264		£81,636	121,341
Australian Dollars	A$	32,119	24,154	21,797	2,180	A$	30,887	22,729
Swedish Kronor	SEK	97,249	15,145	4,746	475	SEK	—	—

Total			$574,953	$484,133	$48,414			$467,128

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of June 30, 2016, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $467.13 million, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2016, we had $75.48 million of outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility and CS Facility.

During the three and six months ended June 30, 2016, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized (losses) gains of ($0.32) million and ($0.55) million, respectively, including $1.27 million from our borrowings denominated in foreign currencies. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $18.24 million and $5.82 million during the three and six months ended June 30, 2016, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Item 1A. Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the following:

Investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons. As co-investors, we may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2016.

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