Form 10-Q
period 2016-09-30
Corporate Capital Trust, Inc.
filed 2016-11-14
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock of the registrant outstanding as of November 10, 2016 was 309,257,129.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,795,013 and $3,643,035, respectively) - including $257,130 and $315,881, respectively, of investments pledged to creditors (Note 10)	$3,637,731	$3,422,335
Non-controlled, affiliated investments (amortized cost of $343,849 and $302,648, respectively)	255,051	219,099
Controlled, affiliated investments (amortized cost of $177,770 and $83,419, respectively)	169,916	87,898

Total investments, at fair value (amortized cost of $4,316,632 and $4,029,102, respectively)	4,062,698	3,729,332
Cash	38,728	54,016
Cash denominated in foreign currency (cost of $5,111 and $15,171, respectively)	5,143	15,188
Collateral on deposit with custodian	95,000	142,640
Dividends and interest receivable	55,807	46,533
Receivable for investments sold	24,402	25,587
Principal receivable	5,567	2,234
Unrealized appreciation on derivative instruments	19,825	16,526
Receivable from advisors	168	181
Deferred offering expense	522	1,608
Prepaid and other deferred expenses	12,906	7,345

Total assets	4,320,766	4,041,190

Liabilities
Revolving credit facilities	1,046,096	1,030,980
Term loan payable, net	385,815	387,677
Repurchase agreement payable	25,029	—
Payable for investments purchased	77,797	—
Unrealized depreciation on derivative instruments	11,629	14,407
Accrued performance-based incentive fees	5,816	749
Accrued investment advisory fees	6,899	6,748
Accrued directors’ fees	2	12
Other accrued expenses and liabilities	3,602	6,595

Total liabilities	1,562,685	1,447,168
Commitments and contingencies (Note 11)

Net Assets	$2,758,081	$2,594,022

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 307,308,235 and 290,430,338 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$307	$290
Paid-in capital in excess of par value	3,001,713	2,850,563
Undistributed net investment income	41,008	67,248
Accumulated net realized losses	(38,364)	(28,141)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation	(246,583)	(295,938)

Net assets	$2,758,081	$2,594,022

Net asset value per share	$8.97	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $319, $116, $966 and $279, respectively)	$85,176	$60,885	$247,971	$177,355
Non-controlled, affiliated investments	—	756	—	2,245

Total interest income	85,176	61,641	247,971	179,600

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	(1,950)	5,710	4,602	14,221
Non-controlled, affiliated investments	4,162	2,627	11,804	10,087

Total payment-in-kind interest income	2,212	8,337	16,406	24,308

Fee income:
Non-controlled, non-affiliated investments	4,956	2,539	8,199	14,023

Total fee income	4,956	2,539	8,199	14,023

Dividend and other income:
Non-controlled, non-affiliated investments	2,165	19	4,483	207
Non-controlled, affiliated investments	421	459	1,580	977
Controlled, affiliated investments	2,488	4,936	6,077	4,936

Total dividend and other income	5,074	5,414	12,140	6,120

Total investment income	97,418	77,931	284,716	224,051

Operating expenses
Investment advisory fees	21,441	18,867	61,109	51,004
Interest expense	13,465	9,487	36,890	25,561
Performance-based incentive fees	5,816	—	19,218	7,983
Offering expenses	361	957	1,846	3,598
Administrative services	896	717	2,618	2,031
Professional services	653	621	2,036	1,988
Custodian and accounting fees	406	377	1,183	958
Director fees and expenses	129	158	370	478
Other	1,073	1,029	2,696	2,741

Total operating expenses	44,240	32,213	127,966	96,342

Net investment income before taxes	53,178	45,718	156,750	127,709
Income tax expense, including excise tax	14	90	14	131

Net investment income	53,164	45,628	156,736	127,578

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(227)	(1,094)	(22,657)	(28,783)
Derivative instruments	(561)	51,360	10,826	80,933
Foreign currency transactions	(587)	(2,200)	1,608	(2,828)

Net realized gains (losses)	(1,375)	48,066	(10,223)	49,322

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	44,116	(77,888)	63,418	(90,047)
Non-controlled, affiliated investments	7,969	(29,875)	(5,249)	(48,031)
Controlled, affiliated investments	(7,330)	(96)	(12,333)	1,579
Derivative instruments	15,484	(45,350)	6,077	(38,759)
Foreign currency translation	188	(216)	(2,558)	(165)

Net change in unrealized appreciation (depreciation)	60,427	(153,425)	49,355	(175,423)

Net realized and unrealized gains (losses)	59,052	(105,359)	39,132	(126,101)

Net increase (decrease) in net assets resulting from operations	$112,216	$(59,731)	$195,868	$1,477

Net investment income per share	$0.17	$0.17	$0.52	$0.52

Diluted and basic earnings (losses) per share	$0.37	$(0.23)	$0.65	$0.01

Weighted average number of shares of common stock outstanding (basic and diluted)	306,927,293	264,030,528	303,271,181	246,351,875

Distributions declared per share	$0.20	$0.20	$0.60	$0.60

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income	$156,736	$127,578
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	(10,223)	49,322
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	49,355	(175,423)

Net increase in net assets resulting from operations	195,868	1,477

Distributions to shareholders from
Net investment income	(156,736)	(127,578)
Net realized gains	—	(21,141)
Distributions in excess of net investment income (Note 8)	(26,240)	—

Net decrease in net assets resulting from shareholders’ distributions	(182,976)	(148,719)

Capital share transactions
Issuance of shares of common stock	119,537	472,250
Reinvestment of shareholders’ distributions	93,033	76,446
Repurchase of shares of common stock	(61,403)	(20,914)

Net increase in net assets resulting from capital share transactions	151,167	527,782

Total increase in net assets	164,059	380,540
Net assets at beginning of period	2,594,022	2,145,821

Net assets at end of period	$2,758,081	$2,526,361

Capital share activity
Shares issued from subscriptions	13,434,421	47,926,637
Shares issued from reinvestment of distributions	10,428,645	7,798,343
Shares repurchased	(6,985,169)	(2,150,538)

Net increase in shares outstanding	16,877,897	53,574,442

Undistributed net investment income at end of period	$41,008	$9,099

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net increase in net assets resulting from operations	$195,868	$1,477
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,156,797)	(1,467,289)
Increase (decrease) in payable for investments purchased	77,753	(31,400)
Payment-in-kind interest	(14,252)	(19,441)
Proceeds from sales of investments	370,220	251,954
Proceeds from principal payments	521,431	385,296
Net realized loss on investments	22,657	28,783
Net change in unrealized (appreciation) depreciation on investments	(45,836)	136,499
Net change in unrealized (appreciation) depreciation on derivative instruments	(6,077)	38,759
Net change in unrealized depreciation on foreign currency translation	2,558	165
Amortization of premium/discount, net	(11,370)	(6,102)
Amortization of deferred financing costs	2,962	2,359
Accretion of discount on term loan payable	297	286
Increase in short-term investments, net	(19,419)	(68,253)
Decrease (increase) in collateral on deposit with custodian	47,640	(26,940)
Increase in dividends and interest receivable	(9,278)	(20,259)
Decrease (increase) in receivable for investments sold	1,358	(6,339)
Increase in principal receivable	(3,333)	(819)
Decrease (increase) in receivable from advisors	13	(500)
Decrease (increase) in other assets	800	(130)
Increase in accrued investment advisory fees	151	1,237
Increase (decrease) in accrued performance-based incentive fees	5,067	(5,108)
Decrease in other accrued expenses and liabilities	(3,003)	(985)

Net cash used in operating activities	(20,590)	(806,750)

Financing Activities:
Proceeds from issuance of shares of common stock	119,537	472,250
Payments on repurchases of shares of common stock	(61,403)	(20,914)
Distributions paid	(89,943)	(72,273)
Repayments under term loan payable	(3,000)	(3,000)
Borrowings under revolving credit facilities	579,750	702,000
Repayments of revolving credit facilities	(567,046)	(264,450)
Borrowings under repurchase agreement	24,726	—
Deferred financing costs paid	(7,380)	(827)

Net cash used in (provided by) financing activities	(4,759)	812,786

Effect of exchange rate changes on cash	16	(131)

Net (decrease) increase in cash	(25,333)	5,905
Cash and cash denominated in foreign currency, beginning of period	69,204	46,977

Cash and cash denominated in foreign currency, end of period	$43,871	$52,882

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$33,853	$22,628

Excise taxes paid	$2,791	$1,953

Distributions reinvested	$93,033	$76,446

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Senior Secured Loans-First Lien—58.2%
A10 Capital, LLC	(f)(g)(1)	Real Estate	L + 700	1.00%	1/21/2022	$27,659	$27,324	$27,759
Abaco Systems, Inc.	(g)(1)	Capital Goods	L + 600	1.00%	12/7/2021	105,221	100,991	102,894
ABILITY Network, Inc.	(h)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	7,635	7,569	7,594
Agro Merchants NAI Holdings, LLC	(g)(1)	Transportation	L + 700	1.00%	10/1/2020	73,634	72,978	72,500
Algeco/Scotsman (LUX)	(f)(g)(i)(j)(k)	Consumer Durables & Apparel	15.75% PIK (15.75% Max PIK)		5/1/2018	38,848	32,642	4,624
AltEn, LLC	(g)(k)(l)(j)	Energy	10.00% PIK (10.00% Max PIK)		9/12/2018	35,658	29,836	7,472
American Freight, Inc.	(g)(1)	Retailing	L + 625	1.00%	10/31/2020	32,081	31,964	32,081
Amtek Global Technology Pte. Ltd. (SGP)	(f)(g)(i)(2)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€7,895	8,616	8,573
	(f)(g)(i)(2)(EUR)		E + 900	1.00%	11/10/2019	59,707	61,052	64,830
	(f)(g)(i)(2)(EUR)		E + 900	1.00%	11/10/2019	61,150	62,528	66,397
	(f)(g)(i)(2)(EUR)		E + 900	1.00%	11/10/2019	8,515	8,707	9,245
Applied Systems, Inc.	(h)(1)	Software & Services	L + 300	1.00%	1/25/2021	$643	639	645
Bay Club Co.	(h)(1)	Consumer Services	L + 650	1.00%	8/31/2022	13,344	13,079	13,144
BeyondTrust Software, Inc.	(g)(1)	Software & Services	L + 700	1.00%	9/25/2019	11,947	11,856	11,601
Brock Holdings III, Inc.	(1)	Capital Goods	L + 450	1.50%	3/16/2017	499	487	494
Caesars Entertainment Operating Co., Inc.	(f)(h)(k)(1)	Consumer Services	L + 725		3/1/2017	10,800	10,163	11,853

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Casual Dining BidCo, Ltd. (GBR)	(f)(g)(i)(3)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	$60,314	$53,020
Charlotte Russe, Inc.	(1)	Retailing	L + 550	1.25%	5/22/2019	$4,478	4,461	2,216
	(1)		L + 550	1.25%	5/22/2019	18,291	18,181	9,054
Commercial Barge Line, Co.	(h)(1)	Transportation	L + 875	1.00%	11/12/2020	7,513	6,753	7,335
David’s Bridal, Inc.	(h)(1)	Retailing	L + 375	1.25%	10/11/2019	313	305	295
Distribution International, Inc.	(h)(1)	Retailing	L + 500	1.00%	12/15/2021	9,021	8,414	7,713
EagleView Technology Corp.	(1)	Software & Services	L + 425	1.00%	7/15/2022	6,930	6,871	6,891
Emerald Performance Materials, LLC	(h)(4)	Materials	L + 350	1.00%	7/30/2021	630	628	635
Exemplis Corp.	(g)(5)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777	67,227	68,455
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019	890	781	808
Greystone & Co., Inc.	(g)(1)	Diversified Financials	L + 800	1.00%	3/26/2021	33,162	32,749	32,435
Gymboree Corp.	(1)	Retailing	L + 350	1.50%	2/23/2018	10	9	8
Hanson Building Products North America	(f)(h)(1)	Capital Goods	L + 550	1.00%	3/13/2022	15	15	15
Harbor Freight Tools USA, Inc.	(h)(1)	Retailing	L + 325	0.75%	8/18/2023	500	501	503
Heartland Dental Care, Inc.	(h)(1)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,031	1,016	1,033
Hillman Group, Inc.	(h)(1)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	823	824	827

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Imagine! Print Solutions, Inc.	(g)(1)	Media	L + 625	1.00%	3/31/2023		$14,925	$14,360	$14,898
inVentiv Health, Inc.	(h)(1)	Health Care Equipment & Services	L + 375	1.00%	9/29/2023		14,239	14,168	14,298
iPayment, Inc.	(h)(1)	Software & Services	L + 525	1.50%	5/8/2017		14,003	13,964	13,304
Jacuzzi Brands, Inc.	(g)(1)	Capital Goods	L + 650	1.25%	7/3/2019		16,649	16,468	16,559
Jacuzzi Brands, Inc. (LUX)	(g)(i)(1)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,900	20,009
JHT Holdings, Inc.	(g)(1)	Capital Goods	L + 850	1.00%	5/4/2022		36,727	36,030	36,280
KeyPoint Government Solutions, Inc.	(g)(1)	Capital Goods	L + 650	1.25%	11/13/2017		28,981	28,817	28,981
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(g)(i)(k)(n)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	27,501	16,972
Koosharem, LLC	(h)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$21,054	20,907	18,142
Marshall Retail Group, LLC	(g)(1)	Retailing	L + 600	1.00%	8/25/2020		16,510	16,389	14,453
MCS AMS Sub-Holdings, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		24,994	24,433	22,526
Neiman Marcus Group, LLC	(h)(1)	Retailing	L + 325	1.00%	10/25/2020		968	956	893
NEP Group, Inc.	(1)	Media	L + 325	1.00%	1/22/2020		499	491	498
New Enterprise Stone & Lime Co., Inc.	(g)(1)	Capital Goods	L + 850	1.00%	3/19/2021		102,461	101,477	103,176
	(g)(1)		L + 850	1.00%	3/19/2021		51,745	51,248	52,105
Nine West Holdings, Inc.	(h)(1)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,315	13,148	6,897

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
NMI Holdings, Inc.	(f)(g)(1)	Insurance	L + 750	1.00%	11/15/2018	$37,525	$37,165	$37,289
P & L Development, LLC	(g)(j)(4)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK (1.00% Max PIK)		5/1/2020	56,311	55,884	56,347
Pacific Union Financial, LLC	(g)(4)	Diversified Financials	L + 800	1.00%	5/31/2019	58,062	57,285	58,912
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	10,953	10,814	10,912
Payless, Inc.	(g)(1)	Retailing	L + 625	1.00%	3/2/2019	12,973	12,813	12,748
Petroplex Acidizing, Inc.	(g)(j)(k)(6)	Energy	L + 625, 1.75% PIK (1.75% Max PIK)	1.00%	12/4/2019	37,180	36,185	23,958
Plaskolite, LLC	(h)(1)	Materials	L + 475	1.00%	11/3/2022	3,226	3,193	3,236
PQ Corp.	(h)(1)	Materials	L + 475	1.00%	11/4/2022	687	681	694
Proserv Acquisition, LLC	(f)(g)(1)	Energy	L + 538	1.00%	12/22/2021	27,102	21,411	16,701
Proserv Acquisition, LLC (GBR)	(f)(g)(i)(1)	Energy	L + 538	1.00%	12/22/2021	15,908	12,567	9,803
Raley’s	(1)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	11,477	11,134	11,499
RedPrairie Corp.	(h)(4)	Software & Services	L + 500	1.00%	12/21/2018	13,643	13,350	13,657
Riverbed Technology, Inc.	(h)(m)(1)	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	7,971	7,938	8,058
Safety Technology Holdings, Inc.	(g)(1)	Technology Hardware & Equipment	L + 600	1.00%	7/7/2022	7,500	7,287	7,314

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(f)(g)(i)(j)(2)(EUR)	Health Care Equipment & Services	E + 800 (2.00% Max PIK)	1.00%	9/30/2022	€28,297	$29,219	$31,758
	(f)(g)(i)(j)(2)(EUR)		E + 800 (2.00% Max PIK)	1.00%	9/30/2022	14,306	14,772	16,055
	(f)(g)(i)(j)(2)(EUR)		E + 800 (2.00% Max PIK)	1.00%	9/30/2022	3,131	3,233	3,514
Savers, Inc.	(h)(1)	Retailing	L + 375	1.25%	7/9/2019	$1,128	927	1,037
Sequa Corp.	(h)(m)(1)	Capital Goods	L + 400	1.25%	6/19/2017	7,372	6,512	6,493
Smile Brands Group, Inc.	(g)(m)(1)	Health Care Equipment & Services	L + 625	1.00%	8/15/2018	12,500	12,344	12,457
SouthernCarlson	(g)(1)	Capital Goods	L + 700	1.00%	6/30/2022	38,349	37,742	37,392
Standard Aero, Ltd	(h)(1)	Capital Goods	L + 425	1.00%	7/7/2022	997	1,001	1,005
TIBCO Software, Inc.	(h)(4)	Software & Services	L + 550	1.00%	12/4/2020	22,982	22,378	22,705
Traverse Midstream Partners, LLC	(g)(1)	Energy	L + 1000	1.00%	11/10/2020	7,044	6,922	6,939
	(g)(1)		L + 1000	1.00%	11/10/2020	11,741	11,535	11,566
	(g)(1)		L + 1000	1.00%	11/10/2020	2,348	2,308	2,313
	(g)(1)		L + 1000	1.00%	11/10/2020	15,263	15,000	15,035
TruGreen, LP	(h)(7)	Consumer Services	L + 550	1.00%	4/13/2023	9,975	9,825	10,081
TTM Technologies, Inc.	(f)(4)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	9,773	9,492	9,492
Tweddle Group, Inc.	(g)(1)	Automobiles & Components	L + 675	1.00%	4/7/2020	40,647	39,968	40,635

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Vertafore, Inc.	(h)(7)	Software & Services	L + 375	1.00%	6/30/2023	$1,032	$1,027	$	1,037
Waste Pro USA, Inc.	(g)(1)	Transportation	L + 750	1.00%	10/15/2020	36,039	36,039		36,025
Willbros Group, Inc.	(g)(1)	Energy	L + 975	1.25%	12/15/2019	25,599	25,599		24,469
Z Gallerie, Inc.	(g)(1)	Retailing	L + 650	1.00%	10/8/2020	32,030	31,760		31,742
Total Senior Secured Loans - First Lien							$1,695,047	$	1,605,818

Senior Secured Loans - Second Lien—39.8%
Abaco Systems, Inc.	(g)(1)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,208	$	63,192
Angelica Corp.	(g)(k)(1)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869	50,869		25,377
Applied Systems, Inc.	(h)(1)	Software & Services	L + 650	1.00%	1/24/2022	24,242	24,352		24,508
Belk, Inc.	(g)	Retailing	10.50%		6/12/2023	99,615	97,755		93,743
Bon-Ton Department Stores, Inc.	(f)(g)(1)	Retailing	L + 950	1.00%	3/18/2021	13,529	13,261		13,279
CPI International, Inc.	(g)(4)	Capital Goods	L + 700	1.00%	9/16/2017	28,000	27,680		28,042
CTI Foods Holding Co., LLC	(1)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,983		20,897
Deltek, Inc.	(h)(1)	Software & Services	L + 850	1.00%	6/26/2023	35,369	35,056		35,856
EagleView Technology Corp.	(1)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,554		32,890
Emerald Performance Materials, LLC	(h)(4)	Materials	L + 675	1.00%	8/1/2022	2,040	2,032		2,040
Excelitas Technologies Corp.	(g)(j)(1)	Technology Hardware & Equipment	L + 975, 3.00% PIK (3.00% Max PIK)	1.00%	4/29/2021	113,413	113,413		105,747

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Genoa, a QoL Healthcare Co., LLC	(1)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	$3,731	$	3,698	$	3,759
Greenway Medical Technologies	(1)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	12,442		12,306		11,540
Grocery Outlet, Inc.	(h)(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	45,346		44,164		45,346
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,219		23,940
Lightower Fiber, LLC	(h)(1)	Telecommunication Services	L + 675	1.25%	4/12/2021	15,799		15,562		15,868
MedAssets, Inc.	(g)(1)	Health Care Equipment & Services	L + 975	1.00%	4/19/2023	63,000		61,191		63,221
NEP Group, Inc.	(h)(1)	Media	L + 875	1.25%	7/22/2020	1,150		1,120		1,159
NewWave Communications, Inc.	(1)	Media	L + 800	1.00%	10/30/2020	13,712		13,682		13,472
P2 Energy Solutions, Inc.	(f)(1)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,692		64,837
	(f)(h)(7)		L + 800	1.00%	4/30/2021	9,283		9,217		8,099
Petrochoice Holdings, Inc.	(g)(4)	Capital Goods	L + 875	1.00%	8/21/2023	65,000		63,223		62,858
Plaskolite, LLC	(g)(1)	Materials	L + 825	1.00%	11/3/2023	33,543		32,582		33,740
Polyconcept North America, Inc.	(g)(4)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	29,376		28,652		28,796
Press Ganey Holdings, Inc.	(5)	Health Care Equipment & Services	L + 800	1.00%	9/30/2024	6,703		6,636		6,753
RedPrairie Corp.	(4)	Software & Services	L + 1000	1.25%	12/21/2019	39,868		37,602		40,205
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	87,673		86,682		88,111

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)		Fair Value
Talbots, Inc.	(h)(1)	Retailing	L + 850	1.00%	3/19/2021	$3,293	$3,269		$3,079
Valeo Foods Group Ltd. (IRL)	(f)(g)(i)(8)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,722		37,939
Vertafore, Inc.	(g)(1)	Software & Services	L + 900	1.00%	6/30/2024	$81,500	79,116		81,918
WireCo WorldGroup, Inc.	(m)(1)	Capital Goods	L + 950	1.00%	7/12/2024	7,108	7,002		7,126
Other						13,499	13,450		8,559
Total Senior Secured Loans - Second Lien							$1,141,950	$	1,095,896

Senior Secured Bonds—5.6%
Artesyn Technologies, Inc.	(h)(o)(p)	Technology Hardware & Equipment	9.75%		10/15/2020	$16,059	$15,605	$	14,574
Calumet Specialty Products Partners, LP	(f)(h)(p)	Energy	11.50%		1/15/2021	13,398	13,186		15,341
Cequel Communications Holdings, LLC	(f)(o)(p)	Media	7.75%		7/15/2025	10,656	10,421		11,508
Direct ChassisLink, Inc.	(o)(p)	Transportation	10.00%		6/15/2023	2,498	2,498		2,623
Guitar Center, Inc.	(o)(p)	Retailing	6.50%		4/15/2019	19,307	19,030		16,990
iPayment, Inc.	(o)(p)	Software & Services	9.50%		12/15/2019	4,693	4,693		4,711
Louisiana Public Facilities Authority	(g)(k)(p)(1)	Energy	L + 1000	1.50%	1/1/2020	10,650	10,650		7,007
	(g)(k)(1)		L + 1000	1.50%	1/1/2020	34,330	33,586		22,586
Maxim Crane, LP	(o)(p)	Capital Goods	10.13%		8/1/2024	3,821	3,821		3,964

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)		Fair Value
NESCO, LLC	(o)(p)	Capital Goods	6.88%		2/15/2021	$12,944	$8,666	$	9,546
OAG Holdings, LLC	(g)(j)	Energy	8.00%, 2.00% PIK (2.00% Max PIK)		12/20/2020	21,153	18,695		1,961
PQ Corp.	(o)(p)	Materials	6.75%		11/15/2022	1,052	1,052		1,115
RedPrairie Corp.	(m)(p)	Software & Services	7.375%		10/15/2024	13,805	13,805		14,185
Rockport Group, LLC	(g)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516	27,893		27,728
Towergate (GBR)	(f)(i)(o)(GBP)	Insurance	8.75%		4/2/2020	£936	1,422		1,056
Total Senior Secured Bonds							$185,023	$	154,895

Total Senior Debt							$3,022,020	$	2,856,609

Subordinated Debt—20.8%
Alion Science & Technology Corp.	(g)(p)	Capital Goods	11.00%		8/19/2022	$68,603	$67,676	$	65,675
Block Communications, Inc.	(o)(p)	Media	7.25%		2/1/2020	845	850		866
Builders FirstSource, Inc.	(f)(o)(p)	Capital Goods	10.75%		8/15/2023	1,431	1,431		1,642
Cemex Materials, LLC	(o)(p)	Materials	7.70%		7/21/2025	58,454	62,055		61,961
Cequel Communications Holdings, LLC	(f)(o)(p)	Media	5.13%		12/15/2021	13,325	13,136		13,292
ClubCorp Club Operations, Inc.	(o)(p)	Consumer Services	8.25%		12/15/2023	693	660		745
Datatel, Inc.	(o)(p)	Software & Services	9.00%		9/30/2023	3,320	3,210		3,486

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Essar Steel Algoma, Inc. (CAN)	(f)(i)(j)(k)(o)	Materials	14.00% PIK (14.00% Max PIK)		2/13/2020	$5,069	$4,383	$127
Exemplis Corp.	(g)(j)(1)	Commercial & Professional Services	L + 700, 2.00% PIK (2.00% Max PIK)		3/23/2020	19,722	19,722	20,018
GCI, Inc.	(o)	Telecommunication Services	6.75%		6/1/2021	890	884	914
	(o)		6.88%		4/15/2025	13,693	13,621	14,035
GCP Applied Technologies, Inc.	(f)(o)(p)	Materials	9.50%		2/1/2023	911	911	1,036
Hilding Anders (SWE)	(f)(g)(i)(j)(l)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€112,086	134,277	105,072
	(f)(g)(i)(j)(k)(l)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	19,813	939	18
	(f)(g)(i)(j)(k)(l)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	9,860	8,485	3,839
Hillman Group, Inc.	(o)(p)	Consumer Durables & Apparel	6.38%		7/15/2022	$559	541	524
IMS Health, Inc.	(f)(o)(p)	Health Care Equipment & Services	6.00%		11/1/2020	2,160	2,231	2,192
JC Penney Corp., Inc.	(f)(o)	Retailing	5.65%		6/1/2020	8,354	6,003	8,374
Jo-Ann Stores, Inc. (o)(p)		Retailing	8.13%		3/15/2019	2,514	2,383	2,508
Kenan Advantage Group, Inc.	(o)(p)	Transportation	7.88%		7/31/2023	24,440	24,350	23,157
Lightower Fiber, LLC	(g)	Telecommunication Services	10.00%		2/12/2022	11,555	11,350	11,706
	(g)(j)		12.00% PIK (12.00% Max PIK)		8/12/2025	9,708	9,546	9,877

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Manitowoc Foodservice, Inc.	(f)(h)	Capital Goods	9.50%		2/15/2024	$3,894	$3,894	$4,439
MultiPlan, Inc.	(h)(p)	Health Care Equipment & Services	7.13%		6/1/2024	2,336	2,336	2,511
Platform Specialty Products Corp.	(f)(o)(p)	Materials	10.38%		5/1/2021	2,747	2,747	2,967
PQ Corp.	(g)(p)(1)	Materials	L + 1075	1.00%	5/1/2022	133,488	130,900	137,019
Riverbed Technology, Inc.	(o)(p)	Technology Hardware & Equipment	8.88%		3/1/2023	10,662	10,767	11,395
Solera Holdings, Inc.	(h)(o)(p)	Software & Services	10.50%		3/1/2024	19,123	18,207	21,322
Surgery Center Holdings, Inc.	(f)(h)(o)(p)	Health Care Equipment & Services	8.88%		4/15/2021	5,972	6,024	6,375
TIBCO Software, Inc.	(o)(p)	Software & Services	11.38%		12/1/2021	21,219	20,770	18,885
Vertiv Co.	(f)(p)	Technology Hardware & Equipment	9.25%		10/15/2024	19,178	19,178	19,178
Total Subordinated Debt							$603,467	$575,155

Structured Products—7.8%
Central Park Leasing SARL (LUX), Partnership Interest	(f)(g)(i)	Capital Goods				N/A	$63,419	$63,369
Comet Aircraft SARL (LUX), Common Shares	(f)(g)(i)(q)	Capital Goods				549,451	49,618	49,603
Guardian Investors, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A	9,345	5,941
Innovating Partners, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A	12,027	7,258
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(g)(q)*	Diversified Financials				N/A	10,500	7,836

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
LSF IX Java Investments, Ltd (IRL), Facility B	(f)(g)(i)(u)(2)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406	$50,317	$51,744
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(f)(g)(i)(p)	Diversified Financials	10.75%		11/13/2018	$28,221	28,221	28,221
Total Structured Products							$223,447	$213,972

Equity/Other—14.1%
Alion Science & Technology Corp., Class A Membership Interest	(g)*	Capital Goods				N/A	$7,350	$6,329
AltEn, LLC, Membership Units	(g)(l)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(i)*(EUR)	Automobiles & Components			12/31/2017	9,991	4,636	4,205
	(f)(g)(i)*(EUR)				12/31/2018	9,991	4,785	4,359
Belk, Inc., Units	(g)*	Retailing				1,642	9,961	9,812
Cengage Learning Holdings II, LP, Common Stock		Media				227,802	7,529	4,955
Education Management Corp., Common Stock	(g)*	Consumer Services				3,779,591	1,047	—
Education Management Corp., Warrants	(g)*				1/5/2022	2,320,791	371	—
Excelitas Technologies Corp., Class A Membership Interest	(g)*	Technology Hardware & Equipment				N/A	5,636	4,085
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	46,075	46,075
Genesys Telecommunications Laboratories, Inc., Common Shares	(g)*	Software & Services				2,501	120	450
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(g)					525	117	441

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hilding Anders (SWE), Class A Common Stock	(f)(g)(i)(l)*(SEK)	Consumer Durables & Apparel				1,394,288	$132	$1
Hilding Anders (SWE), Class B Common Stock	(f)(g)(i)(l)*(SEK)					260,253	25	—
Hilding Anders (SWE), Equity Options	(f)(g)(i)(l)*(SEK)				12/31/2020	236,160,807	14,988	5,005
Home Partners of America, Inc., Common Stock	(g)(l)*	Real Estate				98,053	99,726	109,750
Home Partners of America, Inc., Warrants	(g)(l)*				8/7/2024	2,675	292	529
iPayment, Inc., Common Stock	(g)*	Software & Services				538,144	1,988	1,183
Jones Apparel Group Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	872	2,686
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(g)(i)(r)*(AUD)	Consumer Services				1,588,469	1,019	—
Nine West Holdings, Inc., Common Stock	(g)*	Consumer Durables & Apparel				5,451	6,541	—
OAG Holdings, LLC, Overriding Royalty Interest	(g)	Energy				N/A	2,354	—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(g)(i)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(g)(i)(l)(s)		9.00%			50,082	49,125	23,365
Polyconcept North America Holdings, Inc., Class A-1 Units	(g)	Consumer Durables & Apparel				29,376	2,938	2,862
PQ Corp., Class B Common Stock	(g)*	Materials				18,059	3,337	3,315
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(i)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(i)*(GBP)					6,113,719	9,065	7,608
SquareTwo Financial Corp., Series A Preferred Stock	(g)(j)*	Diversified Financials	12.50% PIK (12.50% Max PIK)			5,615,400	5,457	—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	$45,487	$47,515
Strategic Credit Opportunities Partners, LLC, Units	(f)(g)(q)	Diversified Financials				92,400	92,400	95,398
Stuart Weitzman, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	—	1,235
Toorak Capital Partners, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A	3,880	3,880
Towergate (GBR), Ordinary Shares	(f)(g)(i)*(GBP)	Insurance				116,814	173	145
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	5,284
Total Equity/Other							$441,208	$390,472

Total Investments, excluding Short Term Investments — 146.3%							$4,290,142	$4,036,208

Short Term Investments—1.0%
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	(h)(t)		0.05%			11,270,627	$11,271	$11,271
State Street Institutional Liquid Reserves Fund, Premier Class	(t)		0.40%			15,218,782	15,219	15,219
Total Short Term Investments							$26,490	$26,490

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)		Fair Value
TOTAL INVESTMENTS — 147.3%(v)									$4,316,632	$4,062,698

LIABILITIES IN EXCESS OF OTHER ASSETS—(47.3%)										(1,304,617)
NET ASSETS—100.0%								$		2,758,081
Collateral on Deposit with Custodian—3.4%
Bank of Nova Scotia—Certificate of Deposit						12/30/2016	$95,000		$95,000	$95,000
Total Collateral on Deposit with Custodian									$95,000	$95,000

Derivative Instruments (Note 4)—0.3%
Cross Currency Swaps	(f	)							$—	$9,997
Foreign currency forward contracts	(f	)							—	(18)
Interest rate swaps	(f	)							—	(6,611)
Total return swaps	(f	)(g)							—	4,828
Total Derivative Instruments									$—	$8,196

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Represents maturity of debt securities and expiration of applicable equity investments.
(d)	Denominated in U.S. dollars unless otherwise noted.
(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

(f)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.2% of the Company’s total assets represented qualifying assets as of September 30, 2016.

(g)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(h)

Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of September 30, 2016.

(i)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(j)

The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(k)	Investment was on non-accrual status as of September 30, 2016.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

(l)

Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2016 represented 9.2% of the Company’s net assets. Fair value as of December 31, 2015 and September 30, 2016 along with transactions during the nine months ended September 30, 2016 in these affiliated investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2016
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)+	Gross Reductions (Cost)++	Net Unrealized Gain (Loss)	Fair Value at September 30, 2016	Net Realized Gain (Loss)	Interest Income+++	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$–	$–	$–	$–	$–	$–	$–	$–	$–
Term Loan	9,353	–	–	(1,881)	7,472	–	–	–	–
Hilding Anders
Subordinated Debt	94,473	8,545	–	5,911	108,929	–	11,804	–	–
Class A Common Stock	–	–	–	1	1	–	–	–	–
Class B Common Stock	–	–	–	–	–	–	–	–	–
Equity Options	213	–	–	4,792	5,005	–	–	–	–
Home Partners of America, Inc.
Common Stock	76,608	26,518	–	6,624	109,750	–	–	–	–
Warrants	370	–	–	159	529	–	–	–	–
Orchard Marine, Ltd.
Class B Common Stock	–	–	–	–	–	–	–	–	–
Series A Preferred Stock	38,082	6,138	–	(20,855)	23,365	–	–	–	1,580

Totals	$219,099	$41,201	$–	$(5,249)	$255,051	$–	$11,804	$–	$1,580

+ Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

++ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

+++ Includes payment-in-kind interest income.

(m)	Position or portion thereof unsettled as of September 30, 2016.
(n)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.
(o)

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

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

(q)

Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2016 represented 6.2% of the Company’s net assets. Fair value as of December 31, 2015 and September 30, 2016 along with transactions during the nine months ended September 30, 2016 in these controlled investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)+	Gross Reductions (Cost)++	Net Unrealized Gain (Loss)	Fair Value at September 30, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$–	$–	$(2,523)	$49,603	$–	$–	$–	$4,001
Guardian Investors, LLC	11,821	–	(1,083)	(4,797)	5,941	–	–	–	894
Innovating Partners, LLC	16,826	–	(1,845)	(7,723)	7,258	–	–	–	1,182
KKR BPT Holdings Aggregator, LLC	7,125	1,000	–	(289)	7,836	–	–	–	–
Strategic Credit Opportunities Partners, LLC	–	92,400	–	2,998	95,398	–	–	–	–
Toorak Capital Partners, LLC	–	3,880	–	–	3,880	–	–	–	–

Totals	$87,898	$97,280	$(2,928)	$(12,334)	$169,916	$–	$–	$–	$6,077

+ Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

++ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(r)	Expiration date contingent on certain events pursuant to underlying agreements.
(s)	The issuer of this investment has elected to pay the stated dividend rate in the form of 5.00% to be paid in cash and 4.00% to be paid upon liquidation of the investment.
(t)	7-day effective yield as of September 30, 2016.
(u)

Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.

(v)

As of September 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $83,411; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $377,345; the net unrealized depreciation was $253,934; the aggregate cost of securities for Federal income tax purposes was $4,316,632.

*	Non-income producing security.
(1)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2016 was 0.85%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(2)

The interest rate on these investments is subject to the base rate of 3-month EURIBOR, which at September 30, 2016 was (0.30%). The current base rate for each investment may be different from the reference rate on September 30, 2016.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2016

(in thousands, except share amounts)

(3)

The Interest rate on these investments is subject to the base rate of 3-Month GBP Libor, which at September 30, 2016 was 0.38. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(4)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2016 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(5)

The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which at September 30, 2016 was 0.65%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(6)

The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at September 30, 2016 was 1.55%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(7)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2016 was 1.24%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

(8)

The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at September 30, 2016 was 0.27%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.767 as of September 30, 2016.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.121 as of September 30, 2016.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.301 as of September 30, 2016.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.117 as of September 30, 2016.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

FRA - France

IRL - Ireland

LUX - Luxembourg

JEY - Jersey

NLD - The Netherlands

SGP - Singapore

SWE - Sweden

GBR - United Kingdom

VGB - British Virgin Islands

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—61.5%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 600	1.00%	12/7/2021	$106,016	$101,282	$101,245
ABILITY Network, Inc.	(e)(g)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	19,962	19,785	19,762
Agro Merchants NAI Holdings, LLC	(e)(f)	Transportation	L + 700	1.00%	10/1/2020	71,696	70,998	70,132
Algeco/Scotsman (LUX)	(h)(i)(j)(f)(k)	Consumer Durables & Apparel	15.75% PIK (15.75% Max PIK)		5/1/2018	35,983	32,642	6,273
AltEn, LLC	(f)(j)(k)(l)(m)	Energy	L + 900 PIK (L + 900 Max PIK)	1.00%	9/12/2018	33,055	29,834	9,353
American Freight, Inc.	(e)(f)	Retailing	L + 625	1.00%	10/31/2020	32,363	32,227	31,978
Amtek Global Technology Pte. Ltd. (SGP)	(f)(h)(i)(n)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€59,707	60,594	58,235
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	61,150	62,059	59,642
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	8,515	8,641	8,305
Applied Systems, Inc.	(e)(g)	Software & Services	L + 325	1.00%	1/25/2021	$648	644	637
Belk, Inc.	(e)	Retailing	L + 475	1.00%	11/18/2022	4,230	4,030	3,744
BeyondTrust Software, Inc.	(e)(f)	Software & Services	L + 700	1.00%	9/25/2019	12,882	12,768	12,477
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	3,869	3,807	3,826
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	L + 725		3/1/2017	10,800	10,164	9,639
California Pizza Kitchen, Inc.	(e)(g)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	17,012	16,471	15,800

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
iPayment, Inc.	(e)(g)	Software & Services	L + 525	1.50%	5/8/2017		$29,163	$29,016	$28,037
Jacuzzi Brands, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	7/3/2019		18,200	17,960	18,054
Jacuzzi Brands, Inc. (LUX)	(e)(f)(h)	Capital Goods	L + 650	1.25%	7/3/2019		20,118	19,853	19,956
KeyPoint Government Solutions, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	11/13/2017		32,217	31,949	32,242
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(h)(i)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	29,176	21,471
Koosharem, LLC	(e)(g)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,645	42,283	40,087
Kurt Geiger Ltd. (GBR)	(f)(h)(i)(j)(GBP)	Consumer Durables & Apparel	10.00% 1.00% PIK (1.00% Max PIK)		4/8/2019		£47,339	78,021	71,880
Marshall Retail Group, LLC	(e)(f)	Retailing	L + 600	1.00%	8/25/2020		$16,636	16,483	15,088
MCS AMS Sub-Holdings, LLC (e)		Commercial & Professional Services	L + 650	1.00%	10/15/2019		26,981	26,353	22,124
MSX International, Inc.	(e)	Software & Services	L + 500	1.00%	8/18/2020		2,368	2,270	2,362
Neiman Marcus Group, LLC	(e)(g)	Retailing	L + 325	1.00%	10/25/2020		4,926	4,863	4,374
New Enterprise Stone & Lime Co., Inc.	(e)(f)	Capital Goods	L + 700	1.00%	2/12/2019		56,298	56,298	55,234
Nine West Holdings, Inc.	(e)(g)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,417	13,214	9,486
NMI Holdings, Inc.	(f)(i)(o)	Insurance	L + 750	1.00%	11/15/2018		37,810	37,447	37,610
P & L Development, LLC	(f)(j)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750 1.00% PIK (1.00% Max PIK)		5/1/2020		56,305	55,805	53,634

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Pacific Union Financial, LLC	(f)(l)	Diversified Financials	L + 800	1.00%	5/31/2019	$60,650	$59,793	$58,703
Paradigm Acquisition Corp.	(e)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	11,036	10,881	10,833
Payless, Inc.	(e)(f)	Retailing	L + 625	1.00%	3/2/2019	12,973	12,771	12,766
Petroplex Acidizing, Inc.	(e)(f)(j)	Energy	L + 625 1.75% PIK (1.75% Max PIK)	1.00%	12/4/2019	36,623	36,173	28,473
Plaskolite, LLC	(e)(g)	Materials	L + 475	1.00%	11/3/2022	3,250	3,218	3,234
Proserv Acquisition, LLC	(e)(i)	Energy	L + 538	1.00%	12/22/2021	27,309	21,576	19,344
Proserv Acquisition, LLC (GBR)	(e)(h)(i)	Energy	L + 538	1.00%	12/22/2021	16,029	12,663	11,354
Raley’s	(e)	Food & Staples Retailing	L + 625	1.00%	4/10/2022	29,216	28,259	29,070
RedPrairie Corp.	(e)(g)	Software & Services	L + 500	1.00%	12/21/2018	26,276	25,400	23,498
Riverbed Technology, Inc.	(e)(g)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	7,672	7,636	7,652
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(f)(h)(i)(n)(EUR)	Health Care Equipment & Services	E + 800	1.00%	9/30/2022	€3,131	3,226	3,304
	(f)(h)(i)(n)(EUR)		E + 800	1.00%	9/30/2022	14,306	14,741	15,096
	(f)(h)(i)(n)(EUR)		E + 800	1.00%	9/30/2022	28,297	29,158	29,861
TIBCO Software, Inc.	(g)(l)	Software & Services	L + 550	1.00%	12/4/2020	$57,661	56,102	52,543
Traverse Midstream Partners, LLC	(f)(l)	Energy	L + 1000	1.00%	11/10/2020	17,611	17,267	16,301
TTM Technologies, Inc.	(e)(i)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	11,950	11,562	10,845

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Tweddle Group, Inc.	(e)(f)	Automobiles & Components	L + 675	1.00%	4/7/2020	$42,905	$	42,069	$	42,590
Waste Pro USA, Inc.	(e)(f)	Transportation	L + 750	1.00%	10/15/2020	36,314		36,314		35,891
Willbros Group, Inc.	(e)(f)	Energy	L + 975	1.25%	12/15/2019	26,467		26,467		25,686
Z Gallerie, Inc.	(e)(f)	Retailing	L + 650	1.00%	10/8/2020	32,273		31,962		32,157
Total Senior Secured Loans—First Lien							$	1,721,163	$	1,593,668

Senior Secured Loans - Second Lien—42.4%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$	62,107	$	62,104
Angelica Corp.	(e)(f)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869		50,869		44,179
Applied Systems, Inc.	(e)(g)	Software & Services	L + 650	1.00%	1/24/2022	36,703		36,953		34,134
Belk, Inc.	(f)	Retailing	10.50%		6/12/2023	99,615		97,627		95,730
Brake Bros Ltd. (GBR)	(h)(i)(j)(w)(GBP)	Food & Staples Retailing	L + 325 3.00% PIK (3.00% Max PIK)		3/12/2017	£3,480		5,014		5,130
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,678		21,947
CPI International, Inc.	(e)(f)	Capital Goods	L + 700	1.00%	9/16/2017	28,000		27,504		27,175
CTI Foods Holding Co., LLC	(e)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,954		21,129
Deltek, Inc.	(e)(g)	Software & Services	L + 850	1.00%	6/17/2023	62,369		61,775		61,823
EagleView Technology Corp.	(e)	Software & Services	L + 825	1.00%	7/14/2023	33,000		32,522		31,639

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Emerald Performance Materials, LLC	(g)(l)	Materials	L + 675	1.00%	8/1/2022	$2,041	$	2,032	$	1,939
Excelitas Technologies Corp.	(e)(f)(j)	Technology Hardware & Equipment	L + 975 3.00% PIK (3.00% Max PIK)	1.00%	4/29/2021	110,862		110,862		102,760
Genoa, a QoL Healthcare Co., LLC	(e)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	6,403		6,342		6,019
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057		22,779		22,135
Grocery Outlet, Inc.	(e)(g)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688		48,285		49,005
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	12.00% PIK (12.00% Max PIK)		1/31/2019	€25,598		29,189		24,415
	(f)(h)(i)(j)(EUR)		12.00% PIK (12.00% Max PIK)		1/31/2019	3,485		3,747		3,324
Gypsum Management & Supply, Inc.	(e)(g)	Capital Goods	L + 675	1.00%	4/1/2022	$14,802		14,411		13,886
iParadigms Holdings, LLC	(e)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,205		23,879
Learfield Communications, Inc.	(e)	Media	L + 775	1.00%	10/8/2021	26,434		26,620		26,170
Lightower Fiber, LLC	(e)(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	29,022		28,565		28,097
Maxim Crane, LP	(g)(l)	Capital Goods	L + 925	1.00%	11/26/2018	970		988		960
Misys Ltd. (GBR)	(g)(h)(i)	Software & Services	12.00%		6/12/2019	3,000		3,259		3,215
NEP Group, Inc.	(e)(g)	Media	L + 875	1.25%	7/22/2020	1,150		1,116		1,087
NewWave Communications	(e)	Media	L + 800	1.00%	10/30/2020	13,712		13,678		13,370
P2 Energy Solutions, Inc.	(e)(i)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,439		62,236
	(e)(g)(i)		L + 800	1.00%	4/30/2021	9,283		9,210		7,774

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
iPayment, Inc.	(r)(s)	Software & Services	9.50%		12/15/2019	$8,597	$	8,597	$	8,919
Louisiana Public Facilities Authority	(f)(k)	Energy	11.50%		1/1/2020	34,330		33,586		32,946
	(f)(k)(r)		L + 1000		1/1/2020	10,650		10,650		10,159
NESCO, LLC	(r)(s)	Capital Goods	6.88%		2/15/2021	12,190		8,153		7,314
New Enterprise Stone & Lime Co., Inc.	(j)(s)	Capital Goods	7.00% 6.00% PIK (12.00% Max PIK)		3/15/2018	36,933		39,189		37,672
OAG Holdings, LLC	(f)(j)	Energy	8.00% 2.00% PIK (2.00% Max PIK)		12/20/2020	20,834		18,376		2,879
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516		27,836		27,173
SquareTwo Financial Corp.	(k)(s)	Banks	11.63%		4/1/2017	16,044		15,885		8,824
Towergate (GBR)	(h)(i)(s)(GBP)	Insurance	8.75%		4/2/2020	£936		1,424		1,215
Total Senior Secured Bonds							$	217,350	$	184,509

Total Senior Debt							$	3,093,031	$	2,878,958

Subordinated Debt—17.6%
Alion Science & Technology Corp.	(f)(r)	Capital Goods	11.00%		8/19/2022	$68,603	$	67,598	$	64,606
Block Communications, Inc.	(r)(s)	Media	7.25%		2/1/2020	463		473		461
Builders FirstSource, Inc.	(i)(r)(s)	Capital Goods	10.75%		8/15/2023	15,522		15,522		15,405
Cemex Materials, LLC	(r)(s)	Materials	7.70%		7/21/2025	58,454		62,281		55,209

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Cequel Communications Holdings, LLC	(r)(s)	Media	5.13%		12/15/2021	$20,751	$	20,536	$	18,676
	(i)(r)(s)		7.75%		7/15/2025	20,456		20,135		18,717
CHS/Community Health Systems, Inc.	(i)(s)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		108
Datatel, Inc.	(r)(s)	Software & Services	9.00%		9/30/2023	3,120		3,014		3,015
Essar Steel Algoma, Inc. (CAN)	(h)(i)(j)(k)(s)	Materials	14.00% PIK (14.00% Max PIK)		2/13/2020	5,069		4,383		1
Exemplis Corp.	(e)(f)(j)	Commercial & Professional Services	L + 700 2.00% PIK (2.00% Max PIK)		3/23/2020	25,167		25,167		24,854
GCI, Inc.	(s)	Telecommunication Services	6.75%		6/1/2021	2,430		2,424		2,466
	(s)		6.88%		4/15/2025	30,141		29,979		30,819
Global Closure Systems (FRA)	(f)(h)(i)(j)(EUR)	Materials	13.00% PIK (13.00% Max PIK)		11/15/2019	€22,936		29,782		25,175
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	15.00% PIK (15.00% Max PIK)		11/11/2018	773		1,035		658
Hilding Anders (SWE)	(f)(h)(i)(j)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	105,174		125,732		92,984
	(f)(h)(i)(j)(k)(m)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	19,813		939		0
	(f)(h)(i)(j)(k)(m)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	9,860		8,485		1,489
Hillman Group, Inc.	(r)(s)	Consumer Durables & Apparel	6.38%		7/15/2022	$3,953		3,812		3,281
Hot Topic, Inc.	(j)(r)(s)	Consumer Durables & Apparel	12.00% (12.75% Max PIK)		5/15/2019	9,662		9,616		8,068
IMS Health, Inc.	(i)(r)(s)	Health Care Equipment & Services	6.00%		11/1/2020	9,513		9,880		9,798
JC Penney Corp., Inc.	(i)(s)	Retailing	5.65%		6/1/2020	8,440		6,069		6,752

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Kenan Advantage Group, Inc.	(r)(s)	Transportation	7.88%		7/31/2023	$30,097	$	30,097	$	29,909
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%		2/12/2022	11,555		11,324		11,187
	(f)(j)		12.00% PIK (12.00% Max PIK)		8/12/2025	8,531		8,362		8,112
Platform Specialty Products Corp.	(i)(r)	Materials	10.38%		5/1/2021	7,813		7,813		7,793
TIBCO Software, Inc.	(r)(s)	Software & Services	11.38%		12/1/2021	21,219		20,729		17,744
Total Subordinated Debt							$	525,301	$	457,287

Structured Products—4.5%
Comet Aircraft S.A.R.L. (LUX), Common Shares	(f)(h)(i)(t)	Capital Goods				$49,618	$	49,618	$	52,126
Guardian Investors, LLC, Membership Interest	(f)(i)(t)	Diversified Financials				N/A		10,429		11,821
Innovating Partners, LLC, Membership Interest	(f)(i)(t)	Diversified Financials				N/A		13,872		16,826
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(i)(t)*	Diversified Financials				N/A		9,500		7,125
Trade Finance Funding I, Ltd. 2013-1A Class B (CYM)	(f)(h)(i)(r)	Diversified Financials	10.75%		11/13/2018	28,221		28,221		28,310
Total Structured Products							$	111,640	$	116,208

Equity/Other—10.4%
Alion Science & Technology Corp., Membership Interest	(f)*	Capital Goods				N/A	$	7,350	$	7,955
AltEn, LLC, Membership Units	(f)(m)*	Energy				2,384		2,955		—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(h)(i)*(EUR)	Automobiles & Components			12/31/2017	9,991		4,636		4,551
	(f)(h)(i)*(EUR)				12/31/2018	9,991		4,785		4,754

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

(e)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2015 was 0.61%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(g)	Security or portion thereof was held within CCT Funding, LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank as of December 31, 2015.

(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.7% of the Company’s total assets represented qualifying assets as of December 31, 2015.

(j)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(k)	Investment was on non-accrual status as of December 31, 2015.

(l)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2015 was 0.43%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(m)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represented 8.5% of the Company’s net assets. Fair value as of December 31, 2015 and 2014 along with transactions during the year ended December 31, 2015 in these affiliated investments were as follows (amounts in thousands):

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

		Year Ended December 31, 2015				Year Ended December 31, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)+	Gross Reductions (Cost)++	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015	Net Realized Gain (Loss)	Interest Income+++	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(2,787)	$-	$-	$-	$-	$-
Term Loan	25,792	3,011	-	(19,450)	9,353	-	2,237	-	-
Hilding Anders
Subordinated Debt	110,973	14,867	-	(31,367)	94,473	-	13,549	-	-
Class A Common Stock	257	-	-	(257)	-	-	-	-	-
Class B Common Stock	48	-	-	(48)	-	-	-	-	-
Equity Options	11,724	-	-	(11,511)	213	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	51,267	-	3,118	76,608	-	-	-	-
Warrants	78	215	-	77	370	-	-	-	-
Warrants Delivery Rights	32	-	(32)	-	-	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(3,001)	-	-	-	-	-
Series A Preferred Stock	23,760	19,395	-	(5,073)	38,082	-	-	-	1,505
VSK Holdings, Ltd.
Class B Preferred Shares	2,597	-	-	(2,597)	-	-	-	-	-

Totals	$203,272	$88,755	$(32)	$(72,896)	$219,099	$-	$15,786	$-	$1,505

+	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

++	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

+++	Includes payment-in-kind interest income.

(n)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at December 31, 2015 was -0.13%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(o)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2015 was 0.85%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(p)	Position or portion thereof unsettled as of December 31, 2015.

(q)	The interest rate on these investments is subject to the base rate of 1-Month EURIBOR, which at December 31, 2015 was -0.21%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(r)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(s)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10, “Borrowings “ for additional information.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(t)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2015 represented 3.4% of the Company’s net assets. Fair value as of December 31, 2014 and December 31, 2015 along with transactions during the year ended December 31, 2015 in these controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2015				Year Ended December 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)+	Gross Reductions (Cost)++	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L
Structured Products	$—	$49,618	$—	$2,508	$52,126	$—	$—	$—	$4,921
Guardian Investors, LLC, Membership Interest	—	10,429	—	1,392	11,821	—	—	—	1,759
Innovating Partners, LLC, Membership Interest	—	13,872	—	2,954	16,826	—	—	—	3,266
KKR BPT Holdings Aggregator,
LLC, Structured Product	5,500	4,000	—	(2,375)	7,125	—	—	—	—

Totals	$5,500	$77,919	$—	$4,479	$87,898	$—	$—	$—	$9,946

+	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
++	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(u)	7-day effective yield as of December 31, 2015.

(v)	As of December 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $52,143; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $350,640; the net unrealized depreciation was $298,497; the aggregate cost of securities for Federal income tax purposes was $4,027,829.

(w)	The interest rate on these investments is subject to the base rate of 3-Month GBP LIBOR, which at December 31, 2015 was 0.59%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(x)	The interest rate on these investments is subject to the base rate of 1-Month GBP LIBOR, which at December 31, 2015 was 0.51%. The current base rate for each investment may be different from the reference rate on December 31, 2015.
(y)	Expiration date contingent on certain events pursuant to underlying agreements.

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

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”). As of September 30, 2016, the Company was offering and selling shares of its common stock pursuant to a registration statement on Form N-2 (the “Follow-On Registration Statement”) covering its follow-on continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” In February 2016, the Company closed the Follow-On Offering to investors who purchased shares through the independent broker-dealer channel. The Follow-On Offering remained open to investors who purchased through the registered investment advisor channel. In October 2016, the Company closed the Follow-On Offering to new investors.

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015. As of September 30, 2016, the Company has not yet offered any securities pursuant to the Shelf Registration Statement.

As of September 30, 2016, the Company had various wholly owned subsidiaries including, among others, (i) CCT Funding LLC (“CCT Funding”), Paris Funding LLC (“Paris Funding”) and CCT Tokyo Funding LLC (“CCT Tokyo Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

In accordance with the guidance for the consolidation of variable interest entities (“VIE”s), the Company analyzes its variable interests, including its equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it will include the accounts of the VIE in its consolidated financial statements.

The Company does not consolidate its equity interest in Strategic Credit Opportunities Partners, LLC (“SCJV”). For further description of the Company’s investment in SCJV, see Note 3. “Investments”.

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

2.	Significant Accounting Policies (continued)

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

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

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

Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are initially valued at transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are generally based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

2.	Significant Accounting Policies (continued)

Equity/Other Investments: Equity/other investments are initially valued at transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value for a particular investment will generally be within the value range conclusions derived by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

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

As of September 30, 2016 and December 31, 2015, the Company’s investment portfolio consisted of the following (in thousands):

	As of September 30, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,695,047	$1,605,818	39.8%	58.2%
Senior secured loans – second lien	1,141,950	1,095,896	27.2	39.8
Senior secured bonds	185,023	154,895	3.8	5.6

Total senior debt	3,022,020	2,856,609	70.8	103.6
Subordinated debt	603,467	575,155	14.2	20.8
Structured products	223,447	213,972	5.3	7.8
Equity/Other	441,208	390,472	9.7	14.1

Subtotal	4,290,142	4,036,208	100.0%	146.3%

Short-term investments	26,490	26,490		1.0

Total investments	$4,316,632	$4,062,698		147.3%

	As of December 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,721,163	$1,593,668	42.8%	61.5%
Senior secured loans – second lien	1,154,518	1,100,781	29.6	42.4
Senior secured bonds	217,350	184,509	5.0	7.1

Total senior debt	3,093,031	2,878,958	77.4	111.0
Subordinated debt	525,301	457,287	12.3	17.6
Structured products	111,640	116,208	3.1	4.5
Equity/Other	292,059	269,808	7.2	10.4

Subtotal	4,022,031	3,722,261	100.0%	143.5%

Short-term investments	7,071	7,071		0.3

Total investments	$4,029,102	$3,729,332		143.8%

As of September 30, 2016, debt investments on nonaccrual status represented 5.7% and 3.0% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, debt investments on nonaccrual status represented 3.6% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of September 30, 2016 and December 31, 2015 were as follows:

Industry Composition	September 30, 2016	December 31, 2015
Capital Goods	21.3%	16.7%
Software & Services	11.1	11.2
Diversified Financials	9.8	6.2
Retailing	6.5	8.3
Materials	6.1	3.9
Health Care Equipment & Services	5.4	4.8
Automobiles & Components	4.9	4.8
Consumer Durables & Apparel	4.7	9.6
Technology Hardware & Equipment	4.5	4.7
Energy	4.2	4.4
Transportation	4.1	4.7
Real Estate	3.4	2.2
Commercial & Professional Services	3.2	4.2
Consumer Services	2.6	2.4
Media	1.5	2.3
Food, Beverage & Tobacco	1.5	1.7
Pharmaceuticals, Biotechnology & Life Sciences	1.4	1.4
Food & Staples Retailing	1.4	2.7
Telecommunication Services	1.3	2.2
Insurance	1.1	1.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	82.9%	78.4%
Luxembourg	4.7	4.3
Singapore	3.9	3.6
Sweden	2.8	2.5
Ireland	2.2	2.3
United Kingdom	1.6	4.4
Caymen Islands	0.7	0.8
British Virgin Islands	0.6	1.0
Australia	0.4	0.6
Remaining Countries	0.2	2.1

Total	100.0%	100.0%

Local Currency
U.S. Dollar	87.8%	84.1%
Euro	9.2	10.3
British Pound Sterling	2.5	5.0
Australian Dollar	0.4	0.6
Swedish Krona	0.1	—

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

Strategic Credit Opportunities Partners, LLC

In May 2016, SCJV, a joint venture between the Company and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway each have 50% voting control of SCJV and together will agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company will perform certain day-to-day management responsibilities on behalf of SCJV.

3.	Investments (continued)

In August 2016, the Company and Conway completed the initial funding of SCJV. As part of the initial funding, the Company sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. The Company recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million.

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.5% of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV shall also pay a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The Credit Facility matures on August 15, 2018. As of September 30, 2016, total outstanding borrowings under this Credit Facility were $143.60 million.

As of September 30, 2016, SCJV had total investments with a fair value of $238.89 million. As of September 30, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2016:

September 30, 2016
Total debt investments (1)	$241,356
Weighted average current interest rate on debt investments (2)	7.18%
Number of borrowers in SCJV	33
Largest loan to a single borrower (1)	$21,268

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Strategic Credit Opportunities Partners, LLC Portfolio

As of September 30, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans - First Lien—113.6%
ABILITY Network, Inc.	(f)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,834	$8,730	$8,787
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,209	3,712	3,824
CityCenter Holdings, LLC	(1)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,783	4,793
David’s Bridal, Inc.	(f)(1)	Retailing	L + 375	1.25%	10/11/2019	6,479	6,043	6,111
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,930	2,897	2,930
Gymboree Corp.	(c)(f)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	3,494
Hanson Building Products North America	(f)(1)	Capital Goods	L + 550	1.00%	3/13/2022	8,509	8,465	8,483
Harbor Freight Tools USA, Inc.	(f)(1)	Retailing	L + 325	0.75%	8/18/2023	2,183	2,187	2,198
Koosharem, LLC	(f)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,268	18,770	18,326
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,090	7,156	7,152
Neiman Marcus Group, LLC	(f)(1)	Retailing	L + 325	1.00%	10/25/2020	3,921	3,661	3,619
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 475	1.00%	4/19/2023	1,981	1,993	1,993

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
RedPrairie Corp.	(f)(2)	Software & Services	L + 500	1.00%	12/21/2018	$12,542	$12,472	$12,555
	(c)(2)		L + 350	1.00%	9/22/2023	11,288	11,232	11,317
Savers, Inc., Common Shares A	(f)(1)	Retailing	L + 375	1.25%	7/9/2019	9,974	8,771	9,171
TIBCO Software, Inc.	(f)(2)	Software & Services	L + 550	1.00%	12/4/2020	19,281	18,717	19,049

Total Senior Secured Loans—First Lien							$122,965	$123,802

Senior Secured Loans - Second Lien—18.1%
Applied Systems, Inc.	(f)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,500	$7,542
Deltek, Inc.	(f)(1)	Software & Services	L + 850	1.00%	6/26/2023	7,000	7,113	7,096
Misys, Ltd. (GBR)	(d)	Software & Services	12.00%		6/12/2019	4,866	5,081	5,134

Total Senior Secured Loans - Second Lien							$19,694	$19,772

Senior Secured Bonds—21.2%
Artesyn Technologies, Inc.	(e)(f)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,510	$8,077
Calumet Specialty Products Partners, LP	(e)(f)	Energy	11.50%		1/15/2021	6,579	7,477	7,533
Guitar Center, Inc.	(e)(f)	Retailing	6.50%		4/15/2019	8,523	7,543	7,500

Total Senior Secured Bonds							$22,530	$23,110

Total Senior Debt							$165,189	$166,684

Subordinated Debt—66.2%
Builders FirstSource, Inc.	(e)(f)	Capital Goods	10.75%		8/15/2023	$6,564	$7,487	$7,532
Cequel Communications Holdings, LLC	(e)(f)	Media	5.13%		12/15/2021	7,426	7,499	7,408
ClubCorp Club Operations, Inc.	(e)(f)	Consumer Services	8.25%		12/15/2023	2,773	2,903	2,981
GCI, Inc.	(f)	Telecommunication Services	6.88%		4/15/2025	7,211	7,497	7,391
GCP Applied Technologies, Inc.	(e)(f)	Materials	9.50%		2/1/2023	4,796	5,480	5,456
Hillman Group, Inc.	(e)(f)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,051	2,098
IMS Health, Inc.	(e)(f)	Health Care Equipment & Services	6.00%		11/1/2020	7,353	7,496	7,463
Jo-Ann Stores, Inc.	(e)(f)	Retailing	8.13%		3/15/2019	2,090	2,050	2,085
Kenan Advantage Group, Inc.	(e)(f)	Transportation	7.88%		7/31/2023	7,692	7,501	7,288
Manitowoc Foodservice, Inc.	(f)	Capital Goods	9.50%		2/15/2024	6,622	7,488	7,549
Platform Specialty Products Corp.	(e)(f)	Materials	10.38%		5/1/2021	6,813	7,138	7,358
Solera Holdings, Inc.	(e)(f)	Software & Services	10.50%		3/1/2024	6,818	7,491	7,602

Total Subordinated Debt							$72,081	$72,211

TOTAL INVESTMENTS — 219.1%							$237,270	$238,895

3.	Investments (continued)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	Position or portion thereof unsettled as of September 30, 2016.
(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(e)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(f)	This investment is held by both the Company and SCJV as of September 30, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2016 was 0.85%. The current base rate for each investment may be different from the reference rate on September 30, 2016.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2016 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

Abbreviations:

GBR - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of September 30, 2016 (in thousands):

September 30, 2016
Selected Balance Sheet Information
Total investments, at fair value	$238,895
Cash and other assets	29,621

Total assets	$268,516

Debt	$143,600
Payable for investments purchased	15,694
Other liabilities	196

Total liabilities	$159,490

Member’s equity	$109,026

Below is selected statement of operations information for SCJV for the period from August 15, 2016 (Inception) through September 30, 2016 (in thousands):

Period from August 15, 2016 (Inception) through September 30, 2016
Selected Statement of Operations Information
Total investment income	$2,251
Expenses
Interest expense	500
Professional services	23
Administrative services	8
Custodian and accounting fees	18

Total expenses	549

Net investment income	1,702
Net realized and unrealized gains	1,724

Net increase in members’ equity	$3,426

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	September 30, 2016	December 31, 2015
Cross currency swaps	Unrealized appreciation on derivative instruments	$13,620	$8,247
Cross currency swaps	Unrealized depreciation on derivative instruments	(3,623)	(304)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	939	2,258
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(957)	(541)
Interest rate swaps	Unrealized appreciation on derivative instruments	438	6,021
Interest rate swaps	Unrealized depreciation on derivative instruments	(7,049)	—
TRS	Unrealized appreciation on derivative instruments	4,828	—
TRS	Unrealized depreciation on derivative instruments	—	(13,562)

Total		$8,196	$2,119

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2016 and 2015 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statement Location	2016	2015	2016	2015
Cross currency swaps	Net realized gains on derivative instruments	$1,326	$249	$7,997	$249
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	(4,029)	47,021	(2,946)	71,081
Interest rate swaps	Net realized losses on derivative instruments	(1,055)	—	(3,121)	—
TRS	Net realized gains on derivative instruments	3,197	4,090	8,896	9,603

Total		$(561)	$51,360	$10,826	$80,933

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statement Location	2016	2015	2016	2015
Cross currency swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	$(1,942)	$302	$2,055	$302
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	2,126	(42,016)	(1,735)	(40,059)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	6,420	—	(12,633)	—
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	8,880	(3,636)	18,390	998

Total		$15,484	$(45,350)	$6,077	$(38,759)

4.	Derivative Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands).

	As of September 30, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received(1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$4,828	$—	$—	$—	$4,828
J.P. Morgan Chase Bank	14,997	—	—	—	14,997

Total	$19,825	$—	$—	$—	$19,825

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$11,629	$—	$—	$—	$11,629

Total	$11,629	$—	$—	$—	$11,629

	As of December 31, 2015
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$16,526	$—	$—	$—	$16,526

Total	$16,526	$—	$—	$—	$16,526

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$13,562	$—	$—	$13,562	$—
J.P. Morgan Chase Bank	845	—	—	—	845

Total	$14,407	$—	$—	$13,562	$845

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

4.	Derivative Instruments (continued)

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

As of September 30, 2016 and December 31, 2015, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of September 30, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2016	Unrealized Appreciation (Depreciation)

AUD	Oct 13, 2016	JP Morgan Chase Bank	A$	14,071 Sold	$10,569	$10,768	$(199)
AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	2,720	2,790	(70)
EUR	Dec 12, 2016	JP Morgan Chase Bank		€141,500 Sold	159,511	159,452	59
EUR	Jan 12, 2017	JP Morgan Chase Bank		€8,800 Sold	9,871	9,932	(61)
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Sold	8,010	7,130	880
GBP	Oct 13, 2016	JP Morgan Chase Bank		£5,500 Bought	(7,757)	(7,130)	(627)

Total					$182,924	$182,942	$(18)

As of December 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2015	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,859	$(420)
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	54,874	1,710
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,747	13,199	548
GBP	Jan 11, 2016	JP Morgan Chase Bank		£3,700 Bought	(5,576)	(5,455)	(121)

Total					$77,194	$75,477	$1,717

4.	Derivative Instruments (continued)

As of September 30, 2016 and December 31, 2015, the Company’s open cross currency swaps were as follows ($ in thousands).

As of September 30, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(804)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	(2,819)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	8,427
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	12/31/2017	5,193

				$9,997

As of December 31, 2015
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(304)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of €282,962	12/31/2017	4,402
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of £84,637	12/31/2017	3,845

				$7,943

As of September 30, 2016 and December 31, 2015, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $481.47 million and $532.95 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of September 30, 2016 and December 31, 2015 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of September 30, 2016				Hedges As of September 30, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€381,166	$428,183	$361,045		€306,846	$344,400
British Pound Sterling		£70,607	91,517	92,015		£76,886	114,443
Australian Dollars	A$	31,021	23,742	16,972	A$	30,887	22,631

Total			$543,442	$470,032			$481,474

	Debt Investments Denominated in Foreign Currencies As of December 31, 2015				Hedges As of December 31, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€404,360	$439,438	$368,746		€333,447	$372,935
British Pound Sterling		£121,426	179,006	177,509		£89,890	138,232
Australian Dollars	A$	31,021	23,949	21,471	A$	30,887	21,781

Total			$642,393	$567,726			$532,948

4.	Derivative Instruments (continued)

Interest Rate Swaps:

The Company entered into one interest rate swap with a notional amount of $100 million during the nine months ended September 30, 2016. Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to the counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

As of September 30, 2016 and December 31, 2015, the Company’s open interest rate swaps were as follows ($ in thousands).

As of September 30, 2016

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$(1,192)
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	438
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	(5,857)

					$(6,611)

As of December 31, 2015

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,457
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,564

					$6,021

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.5% of the Company’s net assets as of each of September 30, 2016 and December 31, 2015.

Below is a summary of the Company’s investments in equity options and warrants as of September 30, 2016 and December 31, 2015 (in thousands, except share amounts):

			As of September 30, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,205
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,359
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	5,005
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	529
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$26,091	$14,098

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

4.	Derivative Instruments (continued)

			As of December 31, 2015
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,551
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,754
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,332
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	213
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	370
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—

Total			$31,433	$12,220

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2016 and December 31, 2015 generally reflect the volume of derivative activity throughout the periods presented.

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

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $11.01 million if the TRS had been terminated as of September 30, 2016.

4.	Derivative Instruments (continued)

As of September 30, 2016 and December 31, 2015, Halifax Funding had selected 40 and 51 underlying debt positions, respectively, and had posted $95.0 million and $142.64 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016	December 31, 2015
Settled notional amount	$263,226	$310,371
Unsettled additions	28	14,595
Unsettled deletions	(4,732)	—

Total notional amount	$258,522	$324,966

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	September 30, 2016	December 31, 2015
Interest and fee income	$5,217	$4,658
Financing charge	(1,026)	(896)
Net realized gains (losses)	191	(571)
Net unrealized appreciation (depreciation) of TRS assets	446	(16,753)

TRS total fair value	$4,828	$(13,562)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and fee income	$4,639	$5,138	$14,390	$12,294
Financing charge	(1,648)	(1,181)	(4,616)	(2,889)
Net realized gains (losses)	206	133	(878)	198

Net realized gains on derivative instruments related to the TRS	$3,197	$4,090	$8,896	$9,603

The following is a summary of the TRS assets as of September 30, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	6/1/2023	$6,812	$6,915	$103
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	10,045	10,018	(27)
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	8/19/2021	2,836	2,737	(99)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,522	2,547	25
Caesars Entertainment Operating Co., Inc. (b)(c)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,773	4,403	630
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,323	71
Commercial Barge Line Co.	Transportation	L + 875	1.00%	11/12/2020	11,600	11,733	133
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,736	4,665	(71)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,850	4,648	(202)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,640	(136)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/15/2021	4,863	4,176	(687)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,757	8,512	(245)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	4,304	4,298	(6)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,940	4,832	(108)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	918	805	(113)
Gypsum Management & Supply, Inc.	Capital Goods	L + 350	1.00%	4/1/2021	8,289	8,309	20
Hanson Building Products North America (b)	Capital Goods	L + 550	1.00%	3/13/2022	3,594	3,639	45
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,886	9,885	(1)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	6,012	6,122	110
iPayment, Inc.	Software & Services	L + 525	1.50%	5/8/2017	14,724	14,018	(706)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,692	9,745	53
Learfield Communications, Inc.	Media	L + 325	1.00%	10/9/2020	7,288	7,248	(40)
MCS AMS Sub-Holdings, LLC	Commercial & Professional Services	L + 650	1.00%	10/15/2019	11,080	12,207	1,127
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,730	8,083	(647)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,650	4,329	(321)

4.	Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,801	4,884	83
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	4,853	4,919	66
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	10,998	10,687	(311)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	7,395	7,264	(131)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,679	4,849	170
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,894	6,719	(175)
TruGreen, LP	Consumer Services	L + 550	1.00%	4/13/2023	4,906	4,989	83

Total Senior Secured Loans - First Lien					213,455	212,148	(1,307)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,657	(1)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	994	14
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,711	58
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	5,418	(132)

Total Senior Secured Loans - Second Lien					18,841	18,780	(61)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,176	(464)
Direct ChassisLink, Inc.	Transportation	10.00%		6/15/2023	12,084	12,688	604

Total Senior Secured Bonds					15,724	15,864	140

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,026	24
Solera Holdings, Inc. (b)	Software & Services	10.50%		3/1/2024	9,500	11,150	1,650

Total Subordinated Debt					10,502	12,176	1,674

TOTAL					$258,522	$258,968	$446

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of September 30, 2016.
(d)	Investment was on non-accrual status as of September 30, 2016.

The following is a summary of the TRS assets as of December 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc.	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,798	$6,737	$(61)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,249	4,043	(206)
Alion Science & Technology Corp. (c)	Capital Goods	L + 450	1.00%	8/19/2021	2,858	2,830	(28)
Applied Systems, Inc.	Software & Services	L + 325	1.00%	1/25/2021	7,932	7,804	(128)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,169	6,174	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,939	3,743	(196)
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,493	(252)
California Pizza Kitchen, Inc.	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,582	(188)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	707	562	(145)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,857	2,801	(56)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	12,448	12,366	(82)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,459	(439)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,772	4,630	(142)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,888	4,816	(72)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,947	3,706	(241)
Distribution International, Inc.	Retailing	L + 500	1.00%	12/10/2021	4,901	4,517	(384)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,824	8,507	(317)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,933	9,725	(208)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	405	404	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,977	4,753	(224)
Gymboree Corp.	Retailing	L + 350	1.50%	2/23/2018	2,834	1,616	(1,218)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,353	7,918	(435)
Hanson Building Products North America (b)	Materials	L + 550	1.00%	3/13/2022	12,463	12,183	(280)
Harbor Freight Tools USA, Inc.	Capital Goods	L + 375	1.00%	7/26/2019	1,901	1,889	(12)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,962	9,670	(292)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,398	(549)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,747	(174)
iPayment, Inc. (c)	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,318	(405)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,833	9,689	(144)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,343	7,233	(110)
MCS AMS Sub-Holdings, LLC (c)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	12,150	12,000	(150)

4.	Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,351	8,104	(247)
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,797	7,835	(962)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,231	(467)
RedPrairie Corp.	Software & Services	L + 500	1.00%	12/21/2018	4,838	4,385	(453)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,938	4,943	5
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,774	7,131	(1,643)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,425	7,979	(446)
TIBCO Software, Inc.	Software & Services	L + 550	1.00%	12/4/2020	4,714	4,470	(244)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,963	5,479	(1,484)

Total Senior Secured Loans - First Lien					269,945	256,870	(13,075)

Senior Secured Loans - Second Lien
Applied Systems, Inc.	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,248	(410)
Gypsum Management & Supply, Inc.	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,274	(359)
Lightower Fiber, LLC	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,261	(70)
Maxim Crane, LP	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,688	(333)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	2,898	3,005	107
NEP Group, Inc.	Media	L + 875	1.25%	7/22/2020	7,653	7,179	(474)
Progressive Solutions	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	3,960	3,925	(35)
RedPrairie Corp.	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,391	(1,159)

Total Senior Secured Loans - Second Lien					46,704	43,971	(2,733)

Senior Secured Bonds
Artesyn Technologies, Inc.	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,273	(367)
Hot Topic, Inc.	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,080	(595)

Total Senior Secured Bonds					7,315	6,353	(962)

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		6/1/2021	1,002	1,019	17

Total Subordinated Debt					1,002	1,019	17

TOTAL					$324,966	$308,213	$(16,753)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2015.
(d)	Investment was on non-accrual status as of December 31, 2015.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$792,625	$2,063,984	$2,856,609
Subordinated debt	—	221,931	353,224	575,155
Structured products	—	—	213,972	213,972
Equity/Other	—	10,239	380,233	390,472

Subtotal	—	1,024,795	3,011,413	4,036,208
Short term investments	26,490	—	—	26,490

Total investments	$26,490	$1,024,795	$3,011,413	$4,062,698

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$13,620	$—	$13,620
Foreign currency forward contracts	—	939	—	939
Interest rate swaps	—	438	—	438
TRS	—	—	4,828	4,828
Liabilities
Cross currency swaps	—	(3,623)	—	(3,623)
Foreign currency forward contracts	—	(957)	—	(957)
Interest rate swaps	—	(7,049)	—	(7,049)

Total	$—	$3,368	$4,828	$8,196

5.	Fair Value of Financial Instruments (continued)

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$1,064,704	$1,814,254	$2,878,958
Subordinated debt	—	228,222	229,065	457,287
Structured products	—	—	116,208	116,208
Equity/Other	—	12,800	257,008	269,808

Subtotal	—	1,305,726	2,416,535	3,722,261
Short term investments	7,071	—	—	7,071

Total investments	$7,071	$1,305,726	$2,416,535	$3,729,332

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$8,247	$—	$8,247
Foreign currency forward contracts	—	2,258	—	2,258
Interest rate swaps	—	6,021	—	6,021
Liabilities
Cross currency swaps	—	(304)	—	(304)
Foreign currency forward contracts	—	(541)	—	(541)
TRS	—	—	(13,562)	(13,562)

Total	$—	$15,681	$(13,562)	$2,119

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and year ended December 31, 2015.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At September 30, 2016, the Company held 110 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.01 billion and 74.1% of the total investment portfolio. At December 31, 2015, the Company held 93 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.42 billion and 64.8% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2016 and December 31, 2015 were as follows ($ in thousands):

As of September 30, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,994,957	Discounted Cash Flow	Discount Rate	7.60% - 41.86% (11.79%)	Decrease
			EBITDA Multiple	3.78x - 17.88x (9.14x)	Increase
			Tangible Book Value Multiple	0.46x - 1.54x (1.30x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	7,472	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.62x (4.62x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.04% (0.04%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.70% (13.70%)	Increase

5.	Fair Value of Financial Instruments (continued)

As of September 30, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
	4,624	Option Pricing Model/ Quote/ Liquidation Analysis	EBITDA Multiple	8.42x (8.42x)	Increase
			Implied Volatility	24.40% (24.40%)	Increase
			Risk Free Rate	0.73% (0.73%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.60 years (1.60 years)	Increase
			Quote	6.15% (6.15%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	27,338	Liquidation Analysis	Expected Recovery Given Liquidation	9.27% - 46.75% (44.06%)	Increase
	29,593	Waterfall	EBITDA Multiple	6.07x (6.07x)	Increase
Subordinated Debt	349,367	Discounted Cash Flow	Discount Rate	10.03% -18.61% (14.09%)	Decrease
			EBITDA Multiple	8.11x – 11.73x (9.47x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	3,857	Option Pricing Model	EBITDA Multiple	8.11x (8.11x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.95% (0.95%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.25 years (3.25 years)	Increase
Structured Products	206,136	Discounted Cash Flow	Discounted Rate	10.78% -14.12% (11.73%)	Decrease
	7,836	Book Value	Book Value Multiple	1.00x (1.00x)	Increase
Equity/Other	23,365	Waterfall	Asset Appraisals	N/A	Increase
	1,235	Discounted Cash Flow	Discount Rate	11.70% -12.20% (12.20%)	Decrease
	192,868	Net Asset Value	Net Asset Value	N/A	Increase
	43,921	Market Comparables	EBITDA Multiple	4.62x - 15.50x (9.04x)	Increase
			Revenue Multiple	0.25x - 2.54x (1.95x)	Increase
			Additional Discounts	0.00% - 32.50% (10.27%)	Decrease
	118,844	Option Pricing Model	EBITDA Multiple	4.62x - 8.11x (5.24x)	Increase
			Implied Volatility	19.10% - 37.50% (20.43%)	Increase
			Risk Free Rate	0.00% - 0.95% (0.74%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.38 years - 3.25 years (1.98 years)	Increase
			Additional Discounts	0.00% - 15.00% (10.00%)	Decrease

Total	$3,011,413

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,795,749	Discounted Cash Flow	Discount Rate	8.11% - 21.34% (11.99%)	Decrease
			Market Yield	6.25% - 19.32% (9.56%)	Decrease
			Yield Premium	0.00% - 6.50% (2.35%)	Decrease
			Weighted Average Cost of Capital	6.40% - 19.70% (10.53%)	Decrease
			EBITDA Multiple	3.90x - 11.61x (8.21x)	Increase
			Tangible Book Value Multiple	1.30x - 1.40x (1.35x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,353	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	6.26x (6.26x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.33% (0.33%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	18.07% (18.07%)	Increase
	6,273	Discounted Cash Flow/Quote/ Liquidation Analysis	Discount Rate	146.51% (146.51%)	Increase
			Quote	14.50% (14.50%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	2,879	Liquidation Analysis	Expected Recovery Given Liquidation	13.80% (13.80%)	Increase
Subordinated Debt	227,576	Discounted Cash Flow	Discount Rate	11.31% - 21.51% (15.12%)	Decrease
			Market Yield	7.21% - 19.53% (10.11%)	Decrease
			Yield Premium	0.00% - 4.25% (4.20%)	Decrease
			Weighted Average Cost of Capital	10.15% - 19.50% (14.69%)	Decrease
			EBITDA Multiple	6.42x - 22.99x (11.54x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	1,489	Option Pricing Model	EBITDA Multiple	9.27x (9.27x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	1.24% (1.24%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.00 years (3.00 years)	Increase
Structured Products	109,083	Discounted Cash Flow	Discounted Rate	11.22% - 17.38% (15.41%)	Decrease
	7,125	Book Value	Book Value	1.00x (1.00x)	Increase

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Equity/Other	115,060	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	3.93% (3.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	1,127	Discounted Cash Flow	Discount Rate	11.60% - 12.60% (12.60%)	Decrease
	76,807	Net Asset Value	Net Asset Value	N/A	Increase
	52,295	Market Comparables	EBITDA Multiple	5.29x -12.52x (9.37x)	Increase
			Revenue Multiple	0.24x - 2.24x (1.87x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.86%)	Decrease
	11,719	Option Pricing Model	EBITDA Multiple	5.37x - 11.16x (6.53x)	Increase
			Implied Volatility	20.00% - 37.50% (33.52%)	Increase
			Risk Free Rate	0.00% - 1.24% (0.25%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.00 years (2.60 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.03%)	Decrease
Total	$2,416,535

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2. “Significant Accounting Policies.” See Note 4. “Derivative Instruments” for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three and nine months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2016
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of July 1, 2016	$1,951,828	$347,025	$184,510	$255,242	$(4,052)	$2,734,553
Additions (1)	274,608	432	39,315	138,260	—	452,615
Net realized gains (losses) (2)	605	—	—	205	3,197	4,007
Net change in unrealized appreciation (depreciation) (3)	(6,276)	7,975	(8,932)	12,628	8,880	14,275
Sales or repayments (4)	(158,215)	(2,628)	(1,787)	(26,102)	(3,197)	(191,929)
Net discount accretion	1,434	420	866	—	—	2,720

Fair value balance as of September 30, 2016	$2,063,984	$353,224	$213,972	$380,233	$4,828	$3,016,241

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2016 (3)	$(7,255)	$7,943	$(8,602)	$12,892	$8,880	$13,858

	Nine Months Ended September 30, 2016
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair value balance as of January 1, 2016	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973
Additions (1)	554,920	140,120	113,870	206,833	—	1,015,743
Net realized gains (losses) (2)	(18,189)	(3,794)	—	5,175	8,896	(7,912)
Net change in unrealized appreciation (depreciation) (3)	(2,427)	19,687	(14,043)	(25,924)	18,390	(4,317)
Sales or repayments (4)	(319,271)	(32,939)	(2,929)	(62,859)	(8,896)	(426,894)
Net discount accretion	3,999	1,085	866	—	—	5,950
Transfers into Level 3	30,698	—	—	—	—	30,698

Fair value balance as of September 30, 2016	$2,063,984	$353,224	$213,972	$380,233	$4,828	$3,016,241

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2016 (3)	$(25,090)	$14,629	$(13,506)	$(13,373)	$18,390	$(18,950)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

5.	Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the three and nine months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of July 1, 2015	$1,241,057	$157,475	$92,596	$240,189	$1,189	$1,732,506
Additions (1)	190,089	87,442	—	72,646	—	350,177
Net realized gains (losses) (2)	(5,244)	—	—	812	4,090	(342)
Net change in unrealized appreciation (depreciation) (3)	(42,258)	(12,392)	(927)	(12,522)	(3,636)	(71,735)
Sales or repayments (4)	(30,450)	—	—	(5,098)	(4,090)	(39,638)
Net discount accretion	998	284	—	—	—	1,282

Fair Value Balance as of September 30, 2015	$1,354,192	$232,809	$91,669	$296,027	$(2,447)	$1,972,250

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2015 (3)	$(50,059)	$(12,392)	$(927)	$(12,522)	$(3,636)	$(79,536)

	Nine Months Ended September 30, 2015
	Senior Debt	Subordinated Debt	Structured Products	Equity/ Other	Total Return Swaps	Total
Fair Value Balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	386,372	123,133	52,000	204,120	—	765,625
Net realized gains (losses) (2)	(4,971)	1,154	—	6,516	9,603	12,302
Net change in unrealized appreciation (depreciation) (3)	(73,826)	(28,915)	3,248	(23,606)	998	(122,101)
Sales or repayments (4)	(99,990)	(60,368)	—	(16,311)	(9,603)	(186,272)
Net discount accretion	2,863	946	—	—	—	3,809

Fair Value Balance as of September 30, 2015	$1,354,192	$232,809	$91,669	$296,027	$(2,447)	$1,972,250

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2015 (3)	$(75,927)	$(28,619)	$5,846	$(23,606)	$998	$(121,308)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2016. No securities were transferred into or out of the Level 3 hierarchy during the nine months ended September 30, 2015. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation or reimbursement for advisory services and other services in connection with (i) the performance and supervision of administrative services, (ii) investment advisory activities and (iii) the Company’s Offerings.

CNL Securities Corp., an affiliate of CNL, serves as the managing dealer of the Company’s Offerings and in connection therewith receives selling commissions and marketing support fees. Prior to the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, sales of shares were subject to a sales load of up to 10% of the offering price, which included up to 7% of the offering price for sales commissions, and up to 3% of the offering price for marketing support fees. After the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, no sales commissions or marketing support fees were charged on purchases of shares of its common stock.

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

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the nine months ended September 30, 2016, the Company recorded $0.76 million in deferred offering expenses related to the Follow-On Offering, or 0.6% of gross offering proceeds of the Follow-On Offering for the same period.

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

Related party fees, expenses and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2016	2015	2016	2015
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$14,328	$9,649	$46,798
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	21,441	18,867	61,109	51,004
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	5,816	—	19,218	7,983
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement(2)	88	1,092	760	2,794
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	430	360	839	995
CNL	Administrative Services Agreement: Administrative and compliance services	500	432	1,558	1,108

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, $14.15 and $13.09 million, respectively, of subordinated incentive fees on income were paid to the Advisors.
(2)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Nine Months Ended September 30,	2016	2015
Offering expenses reimbursement payable as of January 1,	$210	$272
Additional offering expenses deferred during the nine months ended September 30,	760	2,794
Offering expenses reimbursement payable as of September 30,	(45)	(517)

Offering expenses reimbursement paid to the Advisors during the nine months ended September 30,	$925	$2,549

Outstanding unreimbursed offering expenses (net of amounts payable) as of September 30,	$—	$41

During the nine months ended September 30, 2016 and 2015, there were no incentive fees on capital gains earned by the Advisors.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $3.23 million and $5.08 million during the three and nine months ended September 30, 2016, respectively, and $1.03 million and $3.69 million during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, $0.17 million and $0.18 million, respectively, of capital structuring fees were receivable from the Advisors.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contains certain indemnification in favor of the Company’s officers, directors, agents, and certain other persons. As of September 30, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2016	2015	2016	2015
Capital structuring fees	$3,227	$1,029	$5,080	$3,691
Amendment fees	763	571	1,743	9,355
Acquisition fees	—	500	—	500
Commitment fees	953	439	1,223	477
Other	13	—	153	—

Total	$4,956	$2,539	$8,199	$14,023

8.	Distributions

The Company’s board of directors declared distributions for 39 record dates in each of the nine months ended September 30, 2016 and 2015, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2016 and 2015 are presented in the tables below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2016			2015
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.60	$182,976	100.0%	$0.60	$148,719	100.0%
From net investment income	0.52	156,736	85.7	0.52	127,578	85.8
From net realized gains	—	—	—	0.08	21,141	14.2
Distributions in excess of net investment income	0.08	26,240	14.3	—	—	—

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2016 and 2015 (in thousands).

Nine Months Ended September 30,	2016	2015
Ordinary income component of tax basis undistributed earnings	$67,198	$56,222
Offering expenses	1,846	3,598
Net change in unrealized depreciation on foreign currency forward contracts	(1,735)	(40,059)
Net change in unrealized appreciation on total return swaps	18,390	998

Total (1)	$85,699	$20,759

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2016, the tax-related sources of distributions of $85.70 million were greater than the distributions in excess of net investment income of $26.24 million. As a result, the Company estimates that none of the distributions declared during the nine months ended September 30, 2016 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2015 were classified as a tax basis return of capital.

On September 26, 2016, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on October 4, 2016 through and including October 25, 2016.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the nine months ended September 30, 2016 and 2015 ($ in thousands except share and per share amounts).

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from offering	13,434,421	$129,186	47,926,637	$519,048
Commissions and marketing support fees	—	(9,649)	—	(46,798)

Net proceeds to company	13,434,421	119,537	47,926,637	472,250
Reinvestment of distributions	10,428,645	93,033	7,798,343	76,446

Net proceeds from offering	23,863,066	$212,570	55,724,980	$548,696

Average net proceeds per share	$8.91		$9.85

As of September 30, 2016, the Company has sold or issued 320.01 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.43 billion.

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

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2016 and 2015 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92
May 31, 2016	6,807,080	1,682,526	14,486	25%	$8.61
August 29, 2016	7,166,150	3,475,590	30,620	49%	$8.81

Total	20,344,330	6,985,169	$61,403	34%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	$9.74
August 28, 2015	5,424,683	1,093,421	10,573	20%	$9.67

Total	14,779,321	2,150,538	$20,914	15%

10.	Borrowings

The Company’s outstanding borrowings as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of September 30, 2016						As of December 31, 2015
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility(1)	$928,000	(2)	$636,346	(3)	$636,346		$700,000	(2)	$632,980	(3)	$632,980
Deutsche Bank Credit Facility(1)	175,000		167,000		167,000		250,000		210,000		210,000
BNP Credit Facility(1)	200,000		138,000		138,000		200,000		188,000		188,000
SMBC Credit Facility(1)	200,000		104,750		104,750		200,000		—		—

Total credit facilities	1,503,000		1,046,096		1,046,096		1,350,000		1,030,980		1,030,980
2014 Senior Secured Term Loan	390,000		390,000		385,815	(4)	393,000		393,000		387,677	(4)
CS Facility(5)	25,029		25,029		25,029		—		—		—

Total borrowings	$1,918,029		$1,461,125		$1,456,940		$1,743,000		$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions. On September 8, 2016, the committed amount on the Deutsche Bank Credit Facility was reduced by $75 million.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Includes $26.35 million and $49.70 million denominated in Euros as of September 30, 2016 and December 31, 2015, respectively and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less the unaccreted original issue discount of $1.09 million and $1.39 million and deferring financing costs of $3.09 million and $3.93 million as of September 30, 2016 and December 31, 2015, respectively.
(5)	Borrowings denominated in Euros.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2016 were 2.99% and 3.2 years, respectively, and as of December 31, 2015 were 2.94% and 2.0 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. On April 15, 2016, the Company amended and restated its Senior Secured Revolving Credit Facility (the “Amendment”) increasing loans to be made in U.S. dollars and other foreign currencies to an aggregate amount of $893 million, with an “accordion” feature that allows the Company, under circumstances, to increase the size of the facility to a maximum of $1.34 billion. On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding and CCT Tokyo Funding, and provides for a guaranty by certain other subsidiaries of the Company

The stated borrowing rate under the Amendment is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.

10.	Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$5,018	$2,878	$13,365	$6,001
Unused commitment fees	205	256	683	1,233
Amortization of deferred financing costs	492	446	1,420	1,310

Total interest expense	$5,715	$3,580	$15,468	$8,544

Weighted average interest rate	2.8%	2.8%	2.9%	2.8%
Average borrowings	$714,398	$411,674	$628,598	$291,824

Deutsche Bank Credit Facility

CCT Funding is party to a revolving credit facility (as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as the administrative agent and lender, which allows CCT Funding to borrow up to $250 million. The Deutsche Bank Credit Facility is secured by the portfolio investments held in CCT Funding. The Deutsche Bank Credit Facility consists of a Tranche E loan commitment (the “Tranche E Loans”) of $75 million and a Tranche F loan commitment (the “Tranche F Loans”) of $100 million. On September 8, 2016, the Tranche E loan commitment was reduced from $150 million to $75 million. The Company paid a make-whole fee of $0.24 million in connection with the commitment reduction. The Tranche E Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on February 8, 2017. The Tranche F Loans are scheduled to mature, and all accrued and unpaid interest thereunder will be due and payable on September 11, 2017.

Interest on the Tranche E Loans is charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans is charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also pays an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015
Stated interest expense	$1,601	(1)	$828	$4,259	(1)	$2,084
Unused commitment fees	111		27	409		213
Amortization of deferred financing costs	95		59	274		218

Total interest expense	$1,807		$914	$4,942		$2,515

Weighted average interest rate	3.2%		2.2%	2.8%		2.2%
Average borrowings	$202,609		$150,272	$207,518		$128,769

(1)	Stated interest expense for the three and nine months ended September 30, 2016 includes a make-whole fee of $0.24 million incurred on the Tranche E Loans commitment reduction.

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$682	$540	$2,063	$1,061
Unused commitment fees	35	38	80	313
Amortization of deferred financing costs	—	—	—	—

Total interest expense	$717	$578	$2,143	$1,374

Weighted average interest rate	1.6%	1.3%	1.6%	1.3%
Average borrowings	$166,261	$163,000	$173,803	$108,630

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of September 30, 2016 and December 31, 2015, Paris Funding had investments with a fair value of $205.39 million and $315.88 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, there were no securities rehypothecated by BNP.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Stated interest expense	$610	$610
Unused commitment fees(1)	13	149
Amortization of deferred financing costs	426	426

Total interest expense	$1,049	$1,185

Weighted average interest rate	2.48%	2.47%
Average borrowings	$98,500	$33,072

(1)	CCT Tokyo Funding recorded unused commitment fees effective June 2, 2016.

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2016 and each of the next three years, in aggregate, as of September 30, 2016 were as follows (in thousands):

2016	$1,000
2017	4,000
2018	4,000
2019	381,000

$390,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$3,998	$4,037	$11,935	$12,011
Accretion of original issue discount	101	97	297	286
Amortization of deferred financing costs	285	274	841	810

Total interest expense	$4,384	$4,408	$13,073	$13,107

Weighted average interest rate	4.2%	4.2%	4.2%	4.2%
Average borrowings	$390,989	$394,989	$391,985	$395,978

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2016 and December 31, 2015, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

10.	Borrowings (continued)

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company will, on a monthly basis, repurchase the Tranche B Loan from CS and subsequently resell the Tranche B Loan to CS. The final repurchase transaction must occur no later than June 29, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan will be equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The company recorded interest expense of $0.08 million for the CS Facility for the three and nine months ended September 30, 2016.

The CS Facility is secured by substantially all of the Company’s portfolio investments.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2016, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
BeyondTrust Software, Inc.	1,090
SouthernCarlson	6,219
SouthernCarlson	5,182
Safety Technology Holdings, Inc.	421
Smile Brands, Inc.	3,589
SquareTwo Financial Corp.	2,704
Centric Group LLC	6,522

Total unfunded revolvers/delayed draw loan commitments	$35,785

Unfunded term loan commitments:
Centric Group LLC(2)	$75,000

Total unfunded term loan commitments	$75,000

Unfunded equity commitments:
Central Park Leasing SARL	$2,240
GA Capital Specialty Lending Fund	53,925
Home Partners of America, Inc.	2,150
KKR BPT Holdings Aggregator, LLC	9,500
Orchard Marine, Ltd.	8,838
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	31,400
Toorak Capital	26,120

Total unfunded equity commitments	$135,384

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	Commitment funded on October 14, 2016.

11.	Commitments and Contingencies (continued)

As of September 30, 2016, the Company also has an unfunded commitment to provide $345.10 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by one of the Company’s representatives on SCJV’s board of managers.

As of September 30, 2016, the Company’s unfunded debt commitments have a fair value of ($0.59) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2016, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2016 and December 31, 2015.

12.	Income Taxes

The Company’s Taxable Subsidiaries are subject to U.S. Federal and State income taxes. As of September 30, 2016 and December 31, 2015, the aggregate net deferred tax asset, before valuation allowance, was $1.44 million and $2.47 million, respectively, which was primarily comprised of net operating losses and unrealized depreciation in the investments. The Company recorded a valuation allowance against the full amount of the deferred tax asset because as of September 30, 2016 and 2015, it believed that it was more likely than not that the deferred tax asset would not be realized in future periods. For the nine months September 30, 2016 and 2015, the Taxable Subsidiaries had an effective tax rate of zero.

During the nine months ended September 30, 2016 and 2015, the Company recorded foreign income tax expense of $0.98 million and $0.30 million, respectively, of which $0.97 million and $0.28 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$9.79

Net investment income(1)	0.52	0.52
Net realized and unrealized gain (loss)(1)(2)	0.11	(0.48)

Net increase resulting from investment operations	0.63	0.04

Distributions from net investment income(3)	(0.52)	(0.52)
Distributions from realized gains(3)	—	(0.08)
Distributions in excess of net investment income(3)(4)	(0.08)	—

Net decrease resulting from distributions to common shareholders	(0.60)	(0.60)

Issuance of common stock above net asset value(5)	0.01	0.03
Repurchases of common stock(6)	—	—

Net increase resulting from capital share transactions	0.01	0.03

Net asset value, end of period	$8.97	$9.26

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	6.62%	(0.55)%
Total investment return-net asset value(8)	7.45%	0.57%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,758,081	$2,526,361
Average net assets(9)	$2,669,512	$2,385,563
Average borrowings(9)	$1,443,414	$925,201
Shares outstanding, end of period	307,308	272,706
Weighted average shares outstanding	303,271	246,352

Ratios to Average Net Assets:(9)
Total operating expenses	4.79%	4.04%
Net investment income	5.87%	5.35%
Portfolio turnover rate	23%	8%
Asset coverage ratio(10)	2.70	2.82

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

13.	Financial Highlights (continued)

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4. “Derivative Instruments” of the condensed consolidated financial statements.

14.	Subsequent Events

On October 7, 2016, the Company’s board of directors approved an amendment and restatement of the Company’s distribution reinvestment plan. Under the amended distribution reinvestment plan, cash distributions paid to participating stockholders will be reinvested in additional shares at a purchase price determined by the board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by the board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. The Amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, November 1, 2016.

On October 10, 2016, the Company’s board of directors increased the public offering price of common stock under the Follow-On Offering to $9.07 per share. Shares continue to be offered net of all sales commissions or marketing support fees. As a result of the increase in offering price, net proceeds per share correspondingly increased from $9.02 to $9.07.

On October 14, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 7,435,796 shares of common stock at a cash price of $8.97 per share. The tender offer will expire on November 17, 2016 at 5:00 pm central time.

On October 27, 2016, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on November 1, 2016 through and including November 29, 2016.

In October 2016, the Company’s Follow-On Offering was closed to new investors. During the period October 1, 2016 through November 10, 2016, the Company received additional net proceeds of approximately $17.67 million from its Follow-On Offering, through the registered investment advisor channel, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

•

Investments in Private Investment Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of September 30, 2016 and December 31, 2015, and for the nine months ended September 30, 2016 and 2015:

	September 30,	December 31,
As of (in thousands, except ratios and per share amounts)	2016	2015
Total assets	$4,320,766	$4,041,190
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,242,969	$4,041,190
Investments in portfolio companies	$4,036,208	$3,722,261
Borrowings	$1,461,125	$1,423,980
Deemed borrowings (TRS implied leverage classified as senior securities)	$163,522	$182,326
Net assets	$2,758,081	$2,594,022
Net asset value per share	$8.97	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	38%	40%

Activity for the Nine Months Ended	September 30,
(in thousands, except per share amounts)	2016	2015
Average net assets	$2,669,512	$2,385,563
Average borrowings	$1,443,414	$925,201
Purchases of investments	$1,156,797	$1,467,289
Sales, principal payments and other exits	$891,651	$637,250
Net investment income	$156,736	$127,578
Net realized (losses) gains on investments, derivative instruments and foreign currency transactions	$(10,223)	$49,322
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$49,355	$(175,423)
Net increase in net assets resulting from operations	$195,868	$1,477
Total distributions declared	$182,976	$148,719
Net investment income per share	$0.52	$0.52
Earnings per share	$0.65	$0.01
Distributions declared per share outstanding for the entire period	$0.60	$0.60

Summary of Common Stock Offerings for the Nine Months Ended	September 30,
(in thousands, except share and per share amounts)	2016	2015
Gross proceeds, excluding reinvestment of distributions	$129,186	$519,048
Net proceeds to Company, excluding reinvestment of distributions	$119,537	$472,250
Reinvestment of distributions	$93,033	$76,446
Average net proceeds per share	$8.91	$9.85
Shares issued in connection with Offerings, excluding reinvestment of distributions	13,434,421	47,926,637
Shares issued in connection with reinvestment of distributions	10,428,645	7,798,343

Business Environment

During the nine months ended September 30, 2016, markets continued to be influenced by geopolitical concerns, the increased regulation of financial institutions, as well as sector specific dislocations. The credit markets, especially high yield, experienced a rally in mid-2016, and significant inflows and outflows in open end credit mutual funds and exchange traded funds continue. These factors, along with lagging volume in lending in the middle market compared to recent years, have contributed to an increase in volatility and resulted in a more competitive lending environment.

Given the backdrop we have experienced, we continue to believe that our closed-end structure and long term fundamental underwriting approach positions us well. We continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets. We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines at traditional lenders result in corporate and financial buyers looking beyond traditional financial intermediaries to support their deals. Second, there is less capital available for small-to-medium-sized businesses, as banks reduce their footprints amidst shrinking net interest margins and heightened regulation. Finally, we believe the current environment offers attractive risk adjusted transaction terms through our ability to provide long term and large financing solutions to our borrowers.

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

Portfolio and Investment Activity

Portfolio Investment Activity for the Three and Nine Months ended September 30, 2016 and 2015

The following table summarizes our investment activity as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	September 30, 2016		December 31, 2015
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$4,036,208	$258,968	$3,722,261	$308,213
No. portfolio companies	144	39	124	48
No. debt investments	161	40	141	51
No. structured product investments	7	—	5	—
No. equity/other investments	35	—	32	—

	Investment Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchases of investments:
Senior secured loans – first lien	$250,326	$98,333	$401,916	$437,733
Senior secured loans – second lien	59,646	88,741	249,147	321,029
Senior secured bonds	17,965	61,529	55,501	122,170
Subordinated debt	22,837	164,646	227,621	334,523
Structured products	39,315	—	113,871	52,000
Equity/other	45,625	63,227	108,741	199,834

Total	$435,714	$476,476	$1,156,797	$1,467,289

Sales, principal payments and other exits:
Senior secured loans – first lien	$142,238	$77,661	$315,538	$153,310
Senior secured loans – second lien	103,437	16,925	268,280	169,232
Senior secured bonds	89,786	63,449	108,002	66,203
Subordinated debt	98,736	46,153	139,737	233,372
Structured products	1,787	—	2,929	—
Equity/other	20,408	5,197	57,165	15,133

Total	$456,392	$209,385	$891,651	$637,250

Portfolio Company Additions	17	10	37	31
Portfolio Company Exits	(8)	(7)	(17)	(23)
Debt Investment Additions	24	19	51	40
Debt Investment Exits	(18)	(12)	(31)	(32)

	TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchases of investments:
Senior secured loans – first lien	$18,399	$14,320	$25,392	$140,344
Senior secured loans – second lien	—	—	—	21,788
Senior secured bonds	—	—	15,000	—
Subordinated debt	—	—	9,500	—
Structured products	—	—	—	—
Equity/other	—	—	—	—

Total	$18,399	$14,320	$49,892	$162,132

Sales, principal payments and other exits:
Senior secured loans – first lien	$70,229	$81,655	$82,877	$120,761
Senior secured loans – second lien	11,906	26	30,121	4,046
Senior secured bonds	—	—	3,222	—
Subordinated debt	—	190	—	723
Structured products	—	—	—	—
Equity/other	—	—	—	—

Total	$82,135	$81,871	$116,220	$125,530

Portfolio Company Additions	1	—	4	12
Portfolio Company Exits	(7)	(10)	(13)	(10)
Debt Investment Additions	2	3	6	16
Debt Investment Exits	(9)	(13)	(17)	(12)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 22 and 28 debt investment positions and 27 and 32 portfolio companies in common as of September 30, 2016 and December 31, 2015, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended September 30, 2016 and 2015 was $44.76 million and ($107.86) million, respectively, for our Investment Portfolio, and $8.59 million and ($3.03) million, respectively, for our TRS Portfolio. The net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2016 and 2015 was $45.84 million and ($136.50) million, respectively, for our Investment Portfolio, and $17.20 million and $0.14 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, plus future expected fundings related to such investments, totaled approximately $661.15 million for the nine months ended September 30, 2016, representing 44.4% of the affiliated co-investing funds’ investments of approximately $1.49 billion and 31.0% of the $2.13 billion in total tranche size for Co-Investment Transactions.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the nine months ended September 30, 2016 and 2015 and the status of originated investments held in the Investment Portfolio as of September 30, 2016 and December 31, 2015:

	September 30,
Originated Investment Activity for the Nine Months Ended ($ in thousands)	2016	2015
Number of originated investments, by issuer	13	12
Total amount of originated investments, at cost (1)	$719,994	$586,577
Originated investments as a percentage of total investment activity	62.2%	40.0%
Fee income recognized in connection with originated investments	$5,081	$3,691

Originated Investments Summary as of ($ in thousands)	September 30, 2016	December 31, 2015
Total originated investments, at fair value	$2,621,960	$2,305,938
Total originated investments as a percentage of total Investment Portfolio, at fair value	65.0%	61.9%
Weighted average annual yield of originated debt investments (2)(3)	10.3%	10.3%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
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
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 6.6% and 7.5%, respectively, for the nine months ended September 30, 2016 and (0.5%) and 0.6%, respectively, for the nine months ended September 30, 2015. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of September 30, 2016 and December 31, 2015, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	September 30, 2016		December 31, 2015
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,695,047	$1,605,818	$1,721,163	$1,593,668
Senior secured loans - second lien	1,141,950	1,095,896	1,154,518	1,100,781
Senior secured bonds	185,023	154,895	217,350	184,509

Total senior debt	3,022,020	2,856,609	3,093,031	2,878,958
Subordinated debt	603,467	575,155	525,301	457,287
Structured products	223,447	213,972	111,640	116,208
Equity/Other	441,208	390,472	292,059	269,808

Total	$4,290,142	$4,036,208	$4,022,031	$3,722,261

	TRS Portfolio as of (in thousands)
	September 30, 2016		December 31, 2015
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$213,455	$212,148	$269,945	$256,870
Senior secured loans - second lien	18,841	18,780	46,704	43,971
Senior secured bonds	15,724	15,864	7,315	6,353

Total senior debt	248,020	246,792	323,964	307,194
Subordinated debt	10,502	12,176	1,002	1,019

Total	$258,522	$258,968	$324,966	$308,213

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1)(2)
Senior secured loans - first lien	9.1%	5.6%	8.7%	5.8%
Senior secured loans - second lien	10.6%	9.8%	10.4%	9.5%
Senior secured bonds	9.6%	9.9%	9.5%	8.4%
Subordinated debt(1)(2)	10.9%	10.6%	10.1%	6.8%
Structured products (1)(2)	6.4%	—%	10.8%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 6.6% and 7.5%, respectively, for the nine months ended September 30, 2016 and (0.5%) and 0.6%, respectively, for the nine months ended September 30, 2015. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of September 30, 2016 and December 31, 2015:

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Percent of debt portfolio	77.8%		71.4%		89.6%		96.7%
Percent of floating rate debt investments with interest rate floors	93.2%		93.6%		98.3%		98.8%
Weighted average interest rate floor	1.0%		1.0%		1.1%		1.1%
Weighted average coupon spread to base rate	798	bps	764	bps	486	bps	484	bps
Weighted average years to maturity	4.6		4.9		3.8		4.5

Fixed interest rate debt investments:
Percent of debt portfolio	22.2%		28.6%		10.4%		3.3%
Weighted average coupon rate	10.1%		10.2%		10.1%		9.9%
Weighted average years to maturity	5.5		5.6		6.4		4.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.61% and 0.87%, and 0.25% and 0.35% during the nine months ended September 30, 2016 and 2015, respectively, and was 0.85% and 0.61% on September 30, 2016 and December 31, 2015, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.8% as of September 30, 2016, compared to 9.5% as of December 31, 2015. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return - net price and total investment return – net asset value were 6.6% and 7.5%, respectively, for the nine months ended September 30, 2016. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$2,192	0.1%	$—	—%	$—	—%	$—	—%
BB	—	—	—	—	10,323	4.0	404	0.1
BB-	27,567	0.7	43,253	1.2	18,012	7.0	24,999	8.1
B+	146,765	3.6	155,395	4.2	39,798	15.4	40,695	13.2
B	177,792	4.4	265,440	7.1	84,616	32.6	147,430	47.9
B-	200,581	5.0	316,944	8.5	69,205	26.7	55,993	18.2
CCC+	678,798	16.8	649,508	17.4	27,193	10.5	30,808	10.0
CCC	177,596	4.4	102,191	2.7	—	—	—	—
CCC-	46,698	1.2	48,501	1.3	5,418	2.1	4,391	1.4
CC	4,711	0.1	—	—	—	—	—	—
D	11,853	0.3	9,640	0.3	4,403	1.7	3,493	1.1
Not rated	2,561,655	63.4	2,131,389	57.3	—	—	—	—

Total	$4,036,208	100.0%	$3,722,261	100.0%	$258,968	100.0%	$308,213	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	September 30, 2016	December 31, 2015
Total number of all investments with PIK feature	17	23
Par value of all investments with PIK feature	$561,181	$707,559
Total number of all investments that have active PIK election	14	19
Par value of all investments that have active PIK election	$509,806	$648,196
Percent of debt investment portfolio with active PIK election, at par value	13.4%	17.5%
Number of originated investments with PIK feature and active PIK election	7	12
Par value of originated investments with PIK feature and active PIK election	$409,349	$524,303

	September 30,
PIK Interest Income Activity for the Nine Months Ended ($ in thousands)	2016	2015
PIK interest income	$16,406	$24,308
PIK interest income as a percentage of interest income and PIK interest income	6.2%	11.9%
PIK interest income as a percentage of total investment income	5.8%	10.8%

As of September 30, 2016, our Investment Portfolio consisted of 144 portfolio companies, diversified across 20 industry classifications, as compared to our Investment Portfolio as of December 31, 2015 that consisted of 124 portfolio companies, diversified across 21 distinct industry classifications. As of September 30, 2016, the TRS Portfolio consisted of 39 portfolio companies, diversified across 15 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2015 that consisted of 48 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of September 30, 2016 and December 31, 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$860,107	21.3%	$621,721	16.7%	$19,350	7.5%	$31,229	10.1%
Software & Services	446,756	11.1	416,659	11.2	66,763	25.8	68,767	22.3
Diversified Financials	393,774	9.8	231,820	6.2	—	—	—	—
Retailing	260,528	6.5	309,014	8.3	37,930	14.6	29,078	9.4
Materials	247,885	6.1	146,239	3.9	—	—	12,183	4.0
Health Care Equipment & Services	218,316	5.4	178,069	4.8	21,077	8.1	36,248	11.8
Automobiles & Components	198,244	4.9	178,077	4.8	—	—	—	—
Consumer Durables & Apparel	190,114	4.7	358,089	9.6	9,885	3.8	12,750	4.1
Technology Hardware & Equipment	179,843	4.5	176,343	4.7	8,095	3.1	8,216	2.7
Energy	170,435	4.2	164,056	4.4	—	—	—	—
Transportation	165,005	4.1	174,014	4.7	24,421	9.4	11,459	3.7
Real Estate	138,038	3.4	82,720	2.2	10,323	4.0	12,366	4.0
Commercial & Professional Services	129,141	3.2	155,039	4.2	12,207	4.7	16,043	5.2
Consumer Services	105,815	2.6	89,389	2.4	9,392	3.6	3,897	1.3
Media	60,648	1.5	85,122	2.3	19,257	7.4	24,699	8.0
Food & Beverage & Tobacco	58,836	1.5	62,134	1.7	8,288	3.2	8,522	2.8
Pharmaceuticals, Biotechnology & Life Science	57,380	1.4	53,634	1.4	—	—	—	—
Food & Staples Retailing	56,845	1.4	101,854	2.7	4,832	1.9	12,078	3.9
Telecommunications Services	52,400	1.3	80,681	2.2	1,026	0.4	8,280	2.7
Remaining Industries	46,098	1.1	57,587	1.6	6,122	2.5	12,398	4.0

Total	$4,036,208	100.0%	$3,722,261	100.0%	$258,968	100.0%	$308,213	100.0%

Strategic Credit Opportunities Partners, LLC

In May 2016, SCJV, a joint venture between our Company and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between our Company and Conway. Pursuant to the terms of the agreement, we, along with Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we will perform certain day-to-day management responsibilities on behalf of SCJV.

In August 2016, we, along with Conway completed the initial funding of SCJV. As part of the initial funding, we sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. We recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million.

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.5% of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV shall also pay a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The Credit Facility matures on August 15, 2018. As of September 30, 2016, total outstanding borrowings under this Credit Facility were $143.60 million.

As of September 30, 2016, SCJV had total investments with a fair value of $238.89 million. As of September 30, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2016:

September 30, 2016
Total debt investments (1)	$241,356
Weighted average current interest rate on debt investments (2)	7.18%
Number of borrowers in SCJV	33
Largest loan to a single borrower (1)	$21,268

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Strategic Credit Opportunities Partners, LLC Portfolio

As of September 30, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans-First Lien—113.6%
ABILITY Network, Inc.	(f)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,834	$8,730	$8,787
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,209	3,712	3,824
CityCenter Holdings, LLC	(1)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,783	4,793
David’s Bridal, Inc.	(f)(1)	Retailing	L + 375	1.25%	10/11/2019	6,479	6,043	6,111
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,930	2,897	2,930

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Gymboree Corp.	(c)(f)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	3,494
Hanson Building Products North America	(f)(1)	Capital Goods	L + 550	1.00%	3/13/2022	8,509	8,465	8,483
Harbor Freight Tools USA, Inc.	(f)(1)	Retailing	L + 325	0.75%	8/18/2023	2,183	2,187	2,198
Koosharem, LLC	(f)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	$21,268	$18,770	$18,326
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,090	7,156	7,152
Neiman Marcus Group, LLC	(f)(1)	Retailing	L + 325	1.00%	10/25/2020	3,921	3,661	3,619
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 475	1.00%	4/19/2023	1,981	1,993	1,993
RedPrairie Corp.	(f)(2)	Software & Services	L + 500	1.00%	12/21/2018	12,542	12,472	12,555
	(c)(2)		L + 350	1.00%	9/22/2023	11,288	11,232	11,317
Savers, Inc., Common Shares A	(f)(1)	Retailing	L + 375	1.25%	7/9/2019	9,974	8,771	9,171
TIBCO Software, Inc.	(f)(2)	Software & Services	L + 550	1.00%	12/4/2020	19,281	18,717	19,049
Total Senior Secured Loans—First Lien							$122,965	$123,802

Senior Secured Loans—Second Lien—18.1%
Applied Systems, Inc.	(f)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,500	$7,542
Deltek, Inc.	(f)(1)	Software & Services	L + 850	1.00%	6/26/2023	7,000	7,113	7,096
Misys, Ltd. (GBR)	(d)	Software & Services	12.00%		6/12/2019	4,866	5,081	5,134
Total Senior Secured Loans—Second Lien							$19,694	$19,772

Senior Secured Bonds—21.2%
Artesyn Technologies, Inc.	(e)(f)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,510	$8,077
Calumet Specialty Products Partners, LP	(e)(f)	Energy	11.50%		1/15/2021	6,579	7,477	7,533
Guitar Center, Inc.	(e)(f)	Retailing	6.50%		4/15/2019	8,523	7,543	7,500
Total Senior Secured Bonds							$22,530	$23,110

Total Senior Debt							$165,189	$166,684

Subordinated Debt—66.2%
Builders FirstSource, Inc.	(e)(f)	Capital Goods	10.75%		8/15/2023	$6,564	$7,487	$7,532
Cequel Communications Holdings, LLC	(e)(f)	Media	5.13%		12/15/2021	7,426	7,499	7,408
ClubCorp Club Operations, Inc.	(e)(f)	Consumer Services	8.25%		12/15/2023	2,773	2,903	2,981
GCI, Inc.	(f)	Telecommunication Services	6.88%		4/15/2025	7,211	7,497	7,391
GCP Applied Technologies, Inc.	(e)(f)	Materials	9.50%		2/1/2023	4,796	5,480	5,456
Hillman Group, Inc.	(e)(f)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,051	2,098
IMS Health, Inc.	(e)(f)	Health Care Equipment & Services	6.00%		11/1/2020	7,353	7,496	7,463
Jo-Ann Stores, Inc.(e)(f)		Retailing	8.13%		3/15/2019	2,090	2,050	2,085
Kenan Advantage Group, Inc.	(e)(f)	Transportation	7.88%		7/31/2023	7,692	7,501	7,288
Manitowoc Foodservice, Inc.	(f)	Capital Goods	9.50%		2/15/2024	6,622	7,488	7,549
Platform Specialty Products Corp.	(e)(f)	Materials	10.38%		5/1/2021	6,813	7,138	7,358
Solera Holdings, Inc.	(e)(f)	Software & Services	10.50%		3/1/2024	6,818	7,491	7,602
Total Subordinated Debt							$72,081	$72,211

TOTAL INVESTMENTS — 219.1%							$237,270	$238,895

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	Position or portion thereof unsettled as of September 30, 2016.
(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(e)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(f)	This investment is held by both us and SCJV as of September 30, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2016 was 0.85%. The current base rate for each investment may be different from the reference rate on September 30, 2016.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2016 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

Abbreviations:

GBR - United Kingdom

L = LIBOR—London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of September 30, 2016 (in thousands):

September 30, 2016
Selected Balance Sheet Information
Total investments, at fair value	$238,895
Cash and other assets	29,621

Total assets	$268,516

Debt	$143,600
Payable for investments purchased	15,694
Other liabilities	196

Total liabilities	$159,490

Member’s equity	$109,026

Below is selected statement of operations information for SCJV for the period from August 15, 2016 (Inception) through September 30, 2016 (in thousands):

Period from August 15, 2016 (Inception) through September 30, 2016
Selected Statement of Operations Information
Total investment income	$2,251
Expenses
Interest expense	500
Professional services	23
Administrative services	8
Custodian and accounting fees	18

Total expenses	549

Net investment income	1,702
Net realized and unrealized gains	1,724

Net increase in members’ equity	$3,426

Capital Resources and Liquidity

Sources and Uses of Capital

In October 2016, we closed our Follow-On Offering to new investors. Throughout the course of the Offerings, we sold 321.96 million shares of common stock for gross proceeds of $3.44 billion, including the reinvestment of distributions. We will continue to issue shares of common stock pursuant to our distribution reinvestment plan.

Our capital resources and liquidity are derived primarily from (i) cash flows from operations, including investment sales and repayments, (ii) our distribution reinvestment plan, (iii) borrowings and (iv) through October 2016, net proceeds from our Offerings. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) advisory fees, (v) payment of principal and interest on our borrowings, and (vi)

operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Liquidity

During the nine months ended September 30, 2016, proceeds from sales of investments and principal payments totaled $887.60 million. In addition, distributions reinvested in the company as a percentage of total distributions for the nine months ended September 30, 2016 was 51%, or $93.03 million. As of September 30, 2016, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$43,871
Short Term Investments	26,490
Credit Facilities-Effective Borrowing Capacity (1)	320,350
Less: Payable for Investments Purchased	(77,797)

Total	$312,914

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of September 30, 2016.

Borrowings

Our outstanding borrowings as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016					As of December 31, 2015
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility (1)(2)	$928,000	$636,346	(3)	$636,346		$700,000	$632,980	(3)	$632,980
Deutsche Bank Credit Facility (1)	175,000	167,000		167,000		250,000	210,000		210,000
BNP Credit Facility (1)	200,000	138,000		138,000		200,000	188,000		188,000
SMBC Credit Facility (1)	200,000	104,750		104,750		200,000	—		—

Total credit facilities	1,503,000	1,046,096		1,046,096		1,350,000	1,030,980		1,030,980
2014 Senior Secured Term Loan	390,000	390,000		385,815	(4)	393,000	393,000		387,677	(4)
CS Facility (5)	25,029	25,029		25,029		—	—		—

Total	$1,918,029	$1,461,125		$1,456,940		$1,743,000	$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions. On September 8, 2016, the committed amount on the Deutsche Bank Credit Facility was reduced by $75 million.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Includes $26.35 million and $49.70 million denominated in Euros as of September 30, 2016 and December 31, 2015, respectively, and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less unaccreted original issue discount of $1.09 million and $1.39 million and deferred financing costs of $3.09 million and $3.93 million as of September 30, 2016 and December 31, 2015, respectively.
(5)	Borrowings denominated in Euros.

For the nine months ended September 30, 2016 and 2015, our total all-in cost of financing, including fees and expenses, was 3.43% and 3.71%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We intend to further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.92 billion that is available to us from our existing financing arrangements.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of September 30, 2016, the posted collateral of $95 million equaled 36.7% of the total notional amount, as compared to $142.64 million, or 43.9% of the total notional amount as of December 31, 2015. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $86.17 million as of September 30, 2016.

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

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of September 30, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during each of the quarters during the nine months ended September 30, 2016 and 2015:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
September 30, 2016 (13 record dates)	$0.201279	$61,729
June 30, 2016 (13 record dates)	0.201279	61,307
March 31, 2016 (13 record dates)	0.201279	59,940

	$0.603837	$182,976

Quarter Ended:
September 30, 2015 (13 record dates)	$0.201279	$53,144
June 30, 2015 (13 record dates)	0.201279	49,745
March 31, 2015 (13 record dates)	0.201279	45,830

	$0.603837	$148,719

Approximately 51% of the distributions we declared in each of the nine months ended September 30, 2016 and 2015 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

On October 7, 2016, our board of directors approved an amendment and restatement of our distribution reinvestment plan. Under the amended distribution reinvestment plan, cash distributions paid to participating stockholders will be reinvested in additional shares at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. The Amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, November 1, 2016.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the nine months ended September 30, 2016. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of September 30, 2016, the fair value of our investments totaled $4.04 billion for our Investment Portfolio and $258.97 million for our TRS Portfolio. The majority of our investments at September 30, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2016 and 2015. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Total investment income	$97,418	$77,931	$284,716	$224,051
Total operating expense	(44,240)	(32,213)	(127,966)	(96,342)
Income tax expense, including excise tax	(14)	(90)	(14)	(131)

Net investment income	53,164	45,628	156,736	127,578
Net realized gains (losses)	(1,375)	48,066	(10,223)	49,322
Net change in unrealized appreciation (depreciation)	60,427	(153,425)	49,355	(175,423)

Net increase (decrease) in net assets resulting from operations	$112,216	$(59,731)	$195,868	$1,477

Investment income

Investment income consisted of the following for the three and nine months September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest income	$85,176	$61,641	$247,971	$179,600
Payment-in-kind interest income	2,212	8,337	16,406	24,308

Subtotal	87,388	69,978	264,377	203,908
Fee income	4,956	2,539	8,199	14,023
Dividend and other income	5,074	5,414	12,140	6,120

Total investment income	$97,418	$77,931	$284,716	$224,051

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.89 billion and $3.75 billion for the three and nine months ended September 30, 2016, respectively, as compared to $3.16 billion and $2.98 billion during the same periods in 2015, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $1.0 million and $8.70 million for the three and nine months ended September 30, 2016, respectively, and ($0.83) million and $5.16 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, 2.5% and 6.2%, respectively, of our total interest income including PIK interest income was attributable to PIK interest income as compared to 11.9% for both periods in 2015. PIK interest income for the three months ended September 30, 2016 is net of a $3.93 million reversal of accrued PIK interest income for an investment placed on non-accrual status during the period. As of September 30, 2016, our weighted average annual yield on our accruing debt investments was 9.8% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of September 30, 2016, approximately 77.8% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. Fee income was higher during the nine months ended September 30, 2015 as compared to the same period in 2016 due to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief and a higher amount of capital restructuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income for the nine months ended September 30, 2016 and 2015 was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Investment advisory fees	$21,441	$18,867	$61,109	$51,004
Performance-based incentive fees	5,816	—	19,218	7,983
Interest expense	13,465	9,487	36,890	25,561
Offering expenses	361	957	1,846	3,598
Administrative services	896	717	2,618	2,031
Professional services	653	621	2,036	1,988
Custodian and accounting fees	406	377	1,183	958
Director fees and expenses	129	158	370	478
Other	1,073	1,029	2,696	2,741

Total operating expenses	$44,240	$32,213	$127,966	$96,342

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and nine ended September 30, 2016 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Subordinated incentive fee on income	$5,816	$—	$19,218	$7,983
Incentive fee on capital gains	—	—	—	—

Total performance-based incentive fees	$5,816	$—	$19,218	$7,983

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

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

We did not record any incentive fee on capital gains for the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had unrealized losses of $299.37 million in excess of our cumulative realized net capital gains since inception. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Stated interest expense	$11,986	$8,283	$32,310	$21,157
Unused commitment fees	364	321	1,321	1,759
Amortization of deferred financing costs	1,014	786	2,962	2,359
Accretion of discount on term loan	101	97	297	286

Total interest expense	$13,465	$9,487	$36,890	$25,561

The increase in interest expense during the three and nine months ended September 30, 2016 was primarily attributable to the increase in our weighted average debt outstanding to $1.60 billion and $1.44 billion, respectively, as compared to $1.12 billion and $925.20 million for the same periods in 2015, respectively.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the three and nine months ended September 30, 2016, we recorded deferred offering expenses of $0.09 million and $0.76 million, respectively, as compared to $1.09 million and $2.79 million, respectively, for the same periods in 2015. The $0.52 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of September 30, 2016 represents the amount that will be recorded as offering expenses in the consolidated statements of operations over the next 12 months. Going forward, we expect a reduction in offering expenses due to the October 2016 closing of our Follow-On Offering to new investors.

The ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and offering expenses) to average net assets was 0.47% and 0.45% during the three and nine months ended September 30, 2016, respectively, as compared to 0.46% and 0.47% during the three and nine months ended September 30, 2015, respectively.

Net realized gain and losses—Net realized gains and losses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net realized gains (losses) on investments	$(227)	$(1,094)	$(22,657)	$(28,783)
Net realized gains (losses) on derivative instruments	(561)	51,360	10,826	80,933
Net realized gains (losses) on foreign currency transactions	(587)	(2,200)	1,608	(2,828)

Net realized gains (losses)	$(1,375)	$48,066	$(10,223)	$49,322

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net losses on investments for each of the periods presented. The net realized loss on investments for the three and nine months ended September 30, 2016 consisted of a net gain on the disposition of investments of $0.10 million and $8.36 million, respectively, and a net currency loss of $0.33 million and $31.02 million, respectively, on those investments that were denominated in foreign currencies. The net realized loss on investments for the three and nine months ended September 30, 2015 was partially due to a restructuring of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million.

Our net realized gains (losses) on derivative instruments for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net realized gains (losses) on:
Cross currency swaps	$1,326	$249	$7,997	$249
Foreign currency forward contracts	(4,029)	47,021	(2,946)	71,081
Interest rate swaps	(1,055)	—	(3,121)	—
TRS	3,197	4,090	8,896	9,603

	$(561)	$51,360	$10,826	$80,933

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. In August 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. During the three and nine months ended September 30, 2016, the scheduled amortization of our cross currency swaps resulted in a net exchange of currencies with our counterparty that generated a realized gain of $1.05 million and $6.77 million, respectively. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2016 and 2015, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on:
Investments	$44,755	$(107,859)	$45,836	$(136,499)
Derivative instruments	15,484	(45,350)	6,077	(38,759)
Foreign currency translation	188	(216)	(2,558)	(165)

Net change in unrealized appreciation (depreciation)	$60,427	$(153,425)	$49,355	$(175,423)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$97,387	$11,811	$134,912	$33,330
Unrealized depreciation	(52,595)	(125,439)	(144,726)	(189,017)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(37)	5,769	55,650	19,188

Total net change in unrealized appreciation (depreciation)	$44,755	$(107,859)	$45,836	$(136,499)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 12.2% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with unrealized appreciation (depreciation) on investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net realized and unrealized gains (losses) on investments	$44,528	$(108,953)	$23,179	$(165,282)
Net realized and unrealized gains (losses) on foreign currency forward contracts	(1,903)	5,005	(4,681)	31,022
Net realized and unrealized gains on cross currency swaps	(616)	551	10,052	551

	$42,009	$(103,397)	$28,550	$(133,709)

The net realized and unrealized gain and losses on investments during the three and nine months ended September 30, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads experienced during the three months ended September 30, 2016, which helped to offset a portion of the net losses incurred during the first quarter of 2016. The net realized and unrealized losses on investments during the three and nine months ended September 30, 2015 were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly and indirectly related to the energy sector.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$4,191	$4,380	$4,191	$4,380
Realized gain (loss) on TRS assets	191	(517)	191	(517)
Receipt of prior period unsettled amounts	(4,089)	(4,466)	(3,191)	(3,006)
Unrealized appreciation (depreciation) on TRS assets	8,587	(3,033)	17,199	141

	8,880	(3,636)	18,390	998

Net change in unrealized appreciation on foreign currency forward contracts:
Unrealized appreciation	259	386	939	386
Unrealized depreciation	(642)	—	(957)	—
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	2,509	(42,402)	(1,717)	(40,445)

	2,126	(42,016)	(1,735)	(40,059)

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	1,071	1,531	9,776	1,531
Unrealized depreciation	(3,013)	(1,229)	(7,721)	(1,229)

	(1,942)	302	2,055	302

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	6,420	—	437	—
Unrealized depreciation	—	—	(13,070)	—

	6,420	—	(12,633)	—

Total net change in unrealized appreciation (depreciation) on derivative instruments	$15,484	$(45,350)	$6,077	$(38,759)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

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

Adjusted net investment income

Our net investment income totaled $53.16 million ($0.17 per share) and $156.74 million ($0.52 per share) for the three and nine months ended September 30, 2016, respectively, as compared to $45.63 million ($0.17 per share) and $127.58 million ($0.52 per share) for the three and nine months ended September 30, 2015, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table shows the TRS interest income and financing charges for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Interest and fee income included in TRS fair value	$5,217	$5,174	$5,217	$5,174
Financing charges included in TRS fair value	(1,026)	(794)	(1,026)	(794)

Subtotal	4,191	4,380	4,191	4,380
Interest and fee income included in TRS net realized gains	4,639	5,138	14,390	12,294
Financing charges included in TRS net realized gains	(1,648)	(1,181)	(4,616)	(2,889)
Less: amounts included in prior period fair value	(3,975)	(4,361)	(3,762)	(3,032)

TRS net interest spread	$3,207	$3,976	$10,203	$10,753

TRS net interest spread per share	$0.01	$0.02	$0.03	$0.04

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2016 and 2015; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net investment income (GAAP)	$53,164	$45,628	$156,736	$127,578
Add: Estimated unearned performance-based incentive fees	—	—	—	—
Add: TRS net interest spread	3,207	3,976	10,203	10,753

Adjusted net investment income (non-GAAP)	$56,371	$49,604	$166,939	$138,331

Net investment income per share (GAAP)	$0.17	$0.17	$0.52	$0.52

Adjusted net investment income per share (non-GAAP)	$0.18	$0.19	$0.55	$0.56

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $164.06 million and $380.54 million during the nine months ended September 30, 2016 and 2015, respectively. The most significant increase in net assets during the nine months ended September 30, 2016 and 2015 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $212.57 million and $548.70 million, respectively. Our operations resulted in net assets increasing $195.87 million and $1.48 million during the nine months ended September 30, 2016 and 2015, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $182.98 million and $148.72 million and the repurchase of shares of common stock in the amount of $61.40 million and $20.91 million during the nine months ended September 30, 2016 and 2015, respectively.

Our net asset value per share was $8.97 and $9.26 on September 30, 2016 and 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.60 per share during both nine months ended September 30, 2016 and 2015 and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 7.45% and 0.57% (not annualized) for shareholders who held our shares over the entire nine-month period ending September 30, 2016 and 2015, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 53.0% (see first chart below), or an annualized return of 8.4% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 37.7% (see first chart below), or an annualized return of 6.2% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 24.2% and 39.7%, respectively, in the period from June 17, 2011 to September 30, 2016.

Growth of $10,000 Initial Investment(1)

(1)	Cumulative performance: June 17, 2011 to September 30, 2016

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

Average Annualized Total Returns

as of September 30, 2016

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$10.00	$11.30	$10.45
Net Offering Price/Share	$9.00	$10.17	$9.41
Distributions/Share	$4.16	$1.61	$0.81
Terminal Value/Share (NAV)	$8.97	$8.97	$8.97

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at September 30, 2016 equal to net asset value of $8.97 per share and (iv) distributions payable to shareholders as of September 30, 2016.

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

The table below presents information on the significant presence of investments classified as Level 3 as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Fair value of investments classified as Level 3	$3,011,413	$2,416,535
Total fair value of investments	$4,062,698	$3,729,332
% of fair value classified as Level 3	74.1%	64.8%
Number of positions classified as Level 3	110	93
Total number of positions	205	180
% of positions classified as Level 3	53.7%	51.7%
Fair value of individual positions classified as Level 3:
Highest fair value	$137,019	$102,760
Lowest fair value	$0	$0
Average fair value	$27,376	$25,984

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2016 and December 31, 2015 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of September 30, 2016, assuming all other estimates remain unchanged, would otherwise result in a $143.40 million overstatement of net change in unrealized appreciation on investments, a $0.24 million overstatement of our investment advisory fees payable to our Advisors, a $143.17 million overstatement of our net increase in net assets resulting from operations, a $0.47 overstatement in our earnings per share and a $0.47 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

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

As of September 30, 2016, we had accrued a subordinated incentive fee on income of $5.82 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

Beginning January 1, 2017, the subordinated incentive fee on income will be subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on our behalf.

As of September 30, 2016, the Advisors had incurred $10.66 million for offering expenses from the Follow-On Offering, or 0.7% of total gross offering proceeds of the Follow-On Offering, excluding the reinvestment of distributions. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Follow-On Offering that they incurred on our behalf as of September 30, 2016. The Advisors continued to incur offering expenses on our behalf throughout the remainder of the Follow-On Offering period and we expect to continue reimbursement of the Advisors for offering expenses they incurred on our behalf during the fourth quarter of 2016. We expect the reimbursement rate to remain at or below 1.0% of total gross offering proceeds of the Follow-On Offering.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of September 30, 2016, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
BeyondTrust Software, Inc.	1,090
SouthernCarlson	6,219
SouthernCarlson	5,182
Safety Technology Holdings, Inc.	421
Smile Brands, Inc.	3,589
SquareTwo Financial Corp.	2,704
Centric Group LLC	6,522

Total unfunded revolvers/delayed draw loan commitments	$35,785

Unfunded term loan commitments:
Centric Group LLC(2)	$75,000

Total unfunded term loan commitments	$75,000

Unfunded equity commitments:
Central Park Leasing SARL	$2,240
GA Capital Specialty Lending Fund	53,925
Home Partners of America, Inc.	2,150
KKR BPT Holdings Aggregator, LLC	9,500
Orchard Marine, Ltd.	8,838
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	31,400
Toorak Capital	26,120

Total unfunded equity commitments	$135,384

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	Commitment funded on October 14, 2016.

We also have a commitment to provide up to $345.10 million of capital to SCJV. The capital commitment to SCJV can be satisfied with contributions of either cash or assets, and no capital commitment can be drawn without an affirmative vote by one of our representatives on SCJV’s board of managers.

We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities and scheduled and early principal repayments to fund such unfunded commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of September 30, 2016, the credit facilities provided for $320.35 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings at September 30, 2016 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
BNP Credit Facility	$138,000	$138,000	$—	$—	$—
Deutsche Bank Credit Facility	167,000	167,000	—	—	—
Senior Secured Revolving Credit Facility	636,346	—	—	636,346	—
2014 Senior Secured Term Loan	390,000	4,000	8,000	378,000	—
Sumitomo Credit Facility	104,750	—	—	104,750	—
CS Facility	25,029	25,029	—	—	—
Interest and Credit Facilities Fees Payable(1)	146,878	43,989	69,800	33,089	—

Total	$1,608,003	$378,018	$77,800	$1,152,185	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of September 30, 2016.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2016, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of September 30, 2016, approximately 77.8% of our portfolio of debt investments (excluding TRS assets), or approximately $3 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to the then prevailing three-month LIBOR. As of September 30, 2016, approximately 93.2% of our portfolio of variable interest rate debt investments, or approximately $2.76 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At September 30, 2016, we held an aggregate investment position of $202.75 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 6.8% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities, 2014 Senior Secured Term Loan and CS Facility, as discussed above (see “Capital Resources and Liquidity – Borrowings”), all of our borrowing as of September 30, 2016 provide for floating base rates based on short-term LIBOR or EURIBOR. Therefore, if we were to completely draw down (i) the unused commitment amounts in our

Deutsche Bank Credit Facility (as amended), (ii) the maximum commitment amount in our BNP Credit Facility, (iii) the maximum commitment in our Senior Secured Revolving Credit Facility under an interest election of LIBOR plus 2.25%, and (iv) the maximum commitment in our SMBC Credit Facility, we expect that our weighted average direct interest rate would decrease by approximately 9 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our September 30, 2016 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of September 30, 2016 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(0.850)	$(4.886)	$4.036	$1.276	$(3.000)
Up 50 basis points	$4.130	$6.745	$(2.615)	$(1.011)	$3.000
Up 100 basis points	$16.517	$14.050	$2.467	$(1.315)	$6.000
Up 150 basis points	$29.297	$21.356	$7.941	$(1.547)	$9.000
Up 200 basis points	$42.076	$28.661	$13.415	$(1.779)	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of September 30, 2016, 89.6% of the TRS assets, or approximately $237.27 million measured at par value, featured floating or variable interest rates. At September 30, 2016, 98.3% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $233.24 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of September 30, 2016, the total notional amount of the portfolio of TRS assets was $258.52 million, and the settled notional amount was $263.23 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of September 30, 2016 and that the TRS notional amount would equal $258.52 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 22.2% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2016, approximately 45.7% of our fixed interest rate debt investments, or approximately $317.54 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 5.0 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 5.0%, all other financial and market factors assuming to remain unchanged. A 5.0% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $15.79 million, or a 0.6% decline in net assets relative to $8.97 net asset value per share as of September 30, 2016.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2016, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of September 30, 2016. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2016, to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies					Hedges
	As of September 30, 2016				Reduction in Fair Value as of September 30, 2016 if 10% Adverse Change in Exchange Rate(2)	As of September 30, 2016
(in thousands)	Par Value/ Cost in Local Currency(1)		Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€389,613	$437,603	$369,610	$36,961		€306,846	$344,400
British Pound Sterling		£76,838	100,755	99,768	9,977		£76,886	114,443
Australian Dollars	A$	32,119	24,761	16,972	1,697	A$	30,887	22,631
Swedish Kronor	SEK	97,249	15,145	5,006	501	SEK	—	—

Total			$578,264	$491,356	$49,136			$481,474

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies in respect of our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of September 30, 2016, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $481.47 million, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2016, we had $51.38 million of outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility and CS Facility.

During the three and nine months ended September 30, 2016, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized (losses) gains of ($0.40) million and ($1.0) million, respectively, including ($0.24) million and $1.02 million, respectively, from our borrowings denominated in foreign currencies. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains (losses) of ($2.52) million and $5.37 million during the three and nine months ended September 30, 2016, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of November 2016.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

4.1	Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2016.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)