Form 10-K
period 2016-12-31
Corporate Capital Trust, Inc.
filed 2017-03-20
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in October 2016. Shares were offered and sold at $8.97 as of June 30, 2016. The number of shares held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 306,407,826.

As of March 15, 2017, there were 307,689,440 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust, Inc. definitive proxy statement for the 2017 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2017. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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

Our Common Stock Offerings

Through October 2016, we were selling shares of our common stock pursuant to a registration statement on Form N-2 (as amended and supplemented, the “Follow-On Registration Statement”) covering our continuous public offering of up to 209 million shares of common stock (the “Follow-On Offering”). The Follow-On Registration Statement was declared effective by the SEC on November 1, 2013. Immediately prior to the commencement of the Follow-On Offering, we terminated our initial continuous public offering (the “Initial Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” On October 26, 2016, we closed our Follow-On Offering to new investors. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for information on our Follow-On Offering.

Liquidity Event

On or before December 31, 2018, our board of directors must consider, but is not required to recommend or complete, a liquidity event for our shareholders. A liquidity event could include: (i) a listing of our shares on a national securities exchange, (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company, or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future.

Investment Objectives and Strategy

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. As of December 31, 2016, our investment portfolio, excluding our short term investments, totaled $4.03 billion and consisted primarily of senior and subordinated debt. As we continue to grow our investment portfolio we anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. Our portfolio includes fixed-rate investments that generate absolute returns, as well as floating-rate investments that provide protection in rising interest rate and inflationary environments.

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

Other Factors Affecting Portfolio Construction

As a business development company under the 1940 Act that intends to continue to qualify annually as a regulated investment company (“RIC”) under the Code, our investment activities are subject to certain regulatory restrictions. These restrictions include (i) requirements under the 1940 Act that we invest our capital primarily in U.S. companies either that are privately owned or that are listed on a national securities exchange with a market capitalization of less than $250 million, and (ii) investment diversification and source of income criteria imposed by the Code. For a description of certain valuation risks associated with our investments in portfolio companies, see Item 1A. “Risk Factors – Risks Related to Our Business.” A significant portion of our Investment Portfolio (as defined below) is recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.

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

Portfolio and Investment Activity

As of December 31, 2016, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt securities primarily issued by portfolio companies, and directly lending or providing equity capital to portfolio companies. We refer to this investment component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap (“TRS”) arrangements with a commercial bank counterparty and directing the creation of a portfolio of underlying corporate bonds and loans that serve as reference assets under the TRS. We refer to this investment component as either our portfolio of TRS assets, or our “TRS Portfolio.”

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

As of December 31, 2016 and 2015, our Investment Portfolio consisted of debt and equity securities relating to 129 and 124 portfolio companies, respectively, diversified across 21 industry classifications as of each period, and the TRS Portfolio consisted of debt securities relating to 43 and 48 portfolio companies, respectively, diversified across 16 industry classifications as of each period.

Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our Investment Portfolio and TRS Portfolio based on fair value as of December 31, 2016 and 2015, excluding our short term investments.

	Investment Portfolio as of (in thousands)
	December 31, 2016		December 31, 2015
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans - first lien	$1,547,100	38.4%	$1,593,668	42.8%
Senior secured loans - second lien	1,074,183	26.7	1,100,781	29.6
Senior secured bonds	134,786	3.4	184,509	5.0

Total senior debt	2,756,069	68.5	2,878,958	77.4
Subordinated debt	642,427	16.0	457,287	12.3
Structured products	210,871	5.2	116,208	3.1
Equity/Other (1)	415,920	10.3	269,808	7.2

Total	$4,025,287	100.0%	$3,722,261	100.0%

(1)	Includes our investment in Strategic Credit Opportunities Partners, LLC.

	TRS Portfolio as of (in thousands)
	December 31, 2016		December 31, 2015
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans - first lien	$200,326	77.6%	$256,870	83.3%
Senior secured loans - second lien	30,026	11.6	43,971	14.3
Senior secured bonds	15,632	6.1	6,353	2.1

Total senior debt	245,984	95.3	307,194	99.7
Subordinated debt	12,315	4.7	1,019	0.3

Total	$258,299	100.0%	$308,213	100.0%

Joint Venture

We and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, also co-invest through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together will agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2016, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of December 31, 2016, we had funded approximately $92.40 million of our commitment. Additionally, SCJV had $165 million of borrowing capacity through a revolving credit facility with Bank of America Merrill Lynch (“BAML Credit Facility”) with a stated maturity date of August 15, 2018. As of December 31, 2016, our investment in SCJV was approximately $99.00 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

For a further discussion of our investment activities and investment attributes of both our Investment Portfolio and TRS Portfolio as of December 31, 2016 and 2015 and for the years then ended, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Investment Activity – Portfolio Investment Activity for the Years Ended December 31, 2016, 2015 and 2014.”

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

By their terms, each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administrative Services Agreement must be approved annually by our board of directors (including a majority of our independent directors), or the holders of a majority of our outstanding voting securities. On March 16, 2017, our board of directors, including our independent directors, approved the renewal of each of these agreements for an additional one-year term through March 18, 2018, subject to earlier termination in accordance with their respective terms.

Through the close of our Follow-On Offering in October 2016, CNL Securities Corp., an affiliate of CNL, served as the managing dealer of our Follow-On Offering (the “Managing Dealer”) and in connection therewith received certain compensation.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, and (ii) certain expenses associated with investment advisory activities. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.

Employees

We are externally managed and as such we do not have any employees.

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

Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions, or the absence of active investment market participants.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on us and our business, financial condition and results of operations.

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

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us on 60 days’ notice without penalty. Our Investment Advisory Agreement may be terminated at any time, without penalty, by CNL upon 120 days’ notice to us. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by KKR upon 120 days’ notice and may be terminated, without the payment of penalty, by CNL upon 60 days’ notice if our independent directors or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL or for CNL to replace KKR and we would no longer have the ability to co-invest in privately negotiated transactions unless we filed a new SEC Exemptive Order.

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

Our board of directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in managing our portfolio of assets, including investing in ways with which investors may not agree.

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

We, our affiliates, and their respective third-party service providers could be negatively impacted by cybersecurity attacks which could have a material adverse impact on our financial condition, business or results of operations.

We, our affiliates, and their respective third-party service providers may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential information, increased costs arising from the implementation of additional protective measures, litigation and reputational damage, which could have a material adverse impact on our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.

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

In August 2011, and later affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling. If the debt ceiling is not increased, the U.S. Treasury Department will not be authorized to issue additional debt that increases the current amount outstanding. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates in December 2016, and indicated that it may raise interest rates again in 2017. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserve’s stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

We monitor U.S. and global developments and seek to manage our investments in a manner consistent with achieving our investment objectives, however, there can be no assurance that we will be successful in doing so. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could lead to increased market volatility and tighter credit markets, which could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Risks Related to Our Advisors and their Respective Affiliates

Our Advisors and their respective affiliates have limited experience managing a business development company.

Our Advisors and their respective affiliates have only five years of experience managing a vehicle regulated as a business development company and may not be able to continue to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

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

Our Advisors or their respective affiliates currently serve as advisers to one other business development company with substantially the same investment objectives and strategies as ours and may serve as advisers to other business development companies with substantially the same investment objective and strategies, thereby subjecting our Advisors and their respective affiliates to actual and potential conflicts of interests in connection with the management of our business affairs.

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

We may be obligated to pay our Advisors incentive fees even if we incur a net decrease in net assets resulting from operations due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

Our Investment Advisory Agreement entitles CNL to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net decrease in net assets resulting from operations for that quarter. CNL will pay 50% of any such incentive fee to KKR.

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

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes U.S. operating companies whose securities are not listed on a national securities exchange (i.e., private companies), and certain U.S. public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our indirect investment.

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

Most debt securities in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade, which are often referred to as “junk” securities, are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

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

We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

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

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.

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

In late 2007, the U.S. economy entered a recession that officially lasted until June 2009, although the effects continued thereafter. As a result of those economic conditions, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, created unprecedented declines in the values of certain assets and caused extreme economic uncertainty. Although there has been improvement in the U.S. economy since then, certain sectors remain weak and unemployment remains at higher than historical levels.

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

The agreements governing each credit facility would require us or the relevant financing subsidiary, as applicable, to comply with certain operational covenants. These covenants may, for example, require us or the relevant financing subsidiary, as applicable, to, among other things, maintain eligible assets with an aggregate equity value, net of borrowing balance, equal to or exceeding specified amounts under the facility. In addition, under the relevant facility, the occurrence of certain “Super- Collateralization Events” may result in an increase of the collateral equity value that we or the relevant financing subsidiary, as applicable, is required to maintain. Super-Collateralization Events would include, among other things:

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

Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that business development companies could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

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

Risks Related to an Investment in our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever; and we are not required to complete a liquidity event by a specific date. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

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

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of your shares in the offering.

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

If we list our shares common stock on a national securities exchange, our shares of common stock may trade at a discount from net asset value, which could limit our ability to raise additional equity capital. If our shares of common stock are trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our shareholders and our independent directors. We may not be able to obtain the necessary approvals to sell shares of common stock below net asset value.

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

As of December 31, 2016, we had approximately 309 million shares of our common stock outstanding and the ability of our shareholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

In October 2016, we closed our Follow-On Offering to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart that reconciles gross and net proceeds from the Offerings since we commenced our Initial Offering on April 4, 2011:

	As of December 31, 2016
(in thousands, except share and per share amounts)	Shares	Amount
Gross Proceeds from Offerings	286,669,960	$3,106,850
Commissions and Marketing Support Fees	—	(284,052)
Reinvestment of Distributions	37,662,667	358,851

Net Proceeds from Offerings	324,332,627	$3,181,649

Average Net Proceeds Per Share	$9.81

Holders

As of March 15, 2017, we had 71,049 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We commenced our share repurchase program in July 2012 and the first repurchase of shares occurred in August 2012. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2016 through October 31, 2016	—	$—	—	—
November 1, 2016 through November 30, 2016	2,584,903	8.97	2,584,903	—
December 1, 2016 through December 31, 2016	—	—	—	—

Total	2,584,903	$8.97	2,584,903	—

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

The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2016 and 2015:

	Cash Distributions Declared Per Share
Quarter	2016	2015
First	$0.201279	$0.201279
Second	0.201279	0.201279
Third	0.201279	0.201279
Fourth	0.201279	0.201279

Total	$0.805116	$0.805116

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2016 and 2015, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. As required, in January 2017 and 2016, a Form 1099-DIV was sent to our shareholders which stated the amount and sources of the paid distributions and provided information with respect to appropriate tax treatment of the paid distributions.

On December 14, 2016, January 27, 2017, February 24, 2017 and March 16, 2017, our board of directors declared distributions for January 2017, February 2017, March 2017 and April 2017, respectively. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 3, 10, 17, 24 and 31, 2017	February 1, 2017	$0.015483
February 7, 14, 21 and 28, 2017	March 1, 2017	$0.015483
March 7, 14, 21 and 28, 2017	March 29, 2017	$0.015483
April 4, 11, 18 and 25, 2017	April 26, 2017	$0.015483

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

On October 7, 2016, we amended and restated our distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, November 1, 2016. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions paid to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date.

Item 6.	Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

($ in thousands, except per share amounts)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:
Investment income	$386,468	$311,097	$230,712	$119,573	$35,583

Operating expenses
Total expenses	173,061	131,443	99,194	68,502	19,651
Reimbursement of expense support	—	—	—	1,136	1,830
Advisors’ expense support	—	—	—	—	(1,590)

Net expenses	173,061	131,443	99,194	69,638	19,891

Net investment income before taxes	213,407	179,654	131,518	49,935	15,692
Income tax expense, including excise tax	3,311	2,966	1,392	—	—

Net investment income	210,096	176,688	130,126	49,935	15,692
Net realized and unrealized gains (losses) (4)	33,019	(214,895)	(45,809)	55,022	9,962

Net (decrease) increase in net assets resulting from operations	$243,115	$(38,207)	$84,317	$104,957	$25,654

Per share data:
Net investment income – basic and diluted	$0.69	$0.69	$0.73	$0.48	$0.50
Net (decrease) increase in net assets resulting from operations – basic and diluted	$0.80	$(0.15)	$0.48	$1.00	$0.82
Distributions declared	$0.80	$0.80	$0.80	$0.83	$0.76
Other data:
Total investment return-net price (1)	8.5%	(2.0)%	4.1%	10.2%	14.2%
Total investment return-net asset value (2)	9.4%	(0.9)%	5.9%	11.4%	14.3%
Number of portfolio companies at period end (3)	129	124	112	94	126
Total portfolio investments for the period (3)	$1,669,095	$2,068,738	$1,899,447	$2,090,370	$991,952
Investment sales and prepayments for the period (3)	$1,378,020	$842,372	$1,058,221	$925,095	$410,530

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Total assets	$4,430,696	$4,045,125	$2,971,720	$2,281,186	$850,324
Borrowings, net	$1,627,657	$1,418,657	$772,678	$707,389	$159,620
Total net assets	$2,759,332	$2,594,022	$2,145,821	$1,430,434	$611,484

(1)	Total investment return-net price is a measure of total return for shareholders who purchased our common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.
(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock.
(3)	Excludes TRS portfolio companies and TRS transactions.
(4)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a discussion of realized and unrealized gains and losses for the years ended December 31, 2016 and 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investment program consists of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, cash available from operations and the amount of capital we may borrow.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of and for the years ended December 31, 2016 and 2015, and for the year ended December 31, 2014:

As of December 31, (in thousands, except ratios and per share amounts)	2016	2015
Total assets	$4,430,696	$4,041,190
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,408,491	$4,041,190
Investments in portfolio companies	$4,025,287	$3,722,261
Borrowings	$1,631,454	$1,423,980
Deemed borrowings (TRS implied leverage classified as senior securities)	$163,689	$182,326
Net assets	$2,759,332	$2,594,022
Net asset value per share	$8.93	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	41%	40%

Activity for the Year Ended December 31, (in thousands, except ratios and per share amounts)	2016	2015	2014
Average net assets	$2,698,040	$2,428,271	$1,783,121
Average borrowings	$1,476,426	$1,011,175	$572,484
Purchases of investments	$1,669,095	$2,068,738	$1,899,447
Sales, principal payments and other exits	$1,378,020	$842,372	$1,058,221
Net investment income	$210,096	$176,688	$130,126
Net realized (losses) gains on investments, derivative instruments and foreign currency transactions	$(2,645)	$50,657	$18,997
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$35,664	$(265,552)	$(64,806)
Net increase (decrease) in net assets resulting from operations	$243,115	$(38,207)	$84,317
Total distributions declared	$244,950	$205,044	$142,018
Net investment income before unearned incentive fees per share	$0.69	$0.69	$0.68
Net investment income per share	$0.69	$0.69	$0.73
Earnings (losses) per share	$0.80	$(0.15)	$0.48
Distributions declared per share outstanding for the entire period	$0.80	$0.80	$0.80

Summary of Common Stock Offerings for the Year Ended December 31, (in thousands, except share and per share amounts)	2016	2015	2014
Gross proceeds, excluding reinvestment of distributions	$137,245	$679,862	$781,169
Net proceeds to Company, excluding reinvestment of distributions	$127,596	$618,505	$709,070
Reinvestment of distributions	$124,139	$105,363	$80,646
Average net proceeds per share	$8.93	$9.69	$10.16
Shares issued in connection with Offerings, excluding reinvestment of distributions	14,323,113	63,742,355	69,802,396
Shares issued in connection with reinvestment of distributions	13,858,169	10,950,275	7,952,695

Business Environment

After the financial crisis of 2008-2009, volatility spikes have become the norm, and 2016 was no exception. In the last 12 months, markets have been surprised by events such as the United Kingdom’s prospective withdrawal from the European Union (“Brexit”) and the outcome of the U.S. presidential election. Despite the volatility, improving macroeconomic conditions have led to strengthening fundamentals and also positive returns in leveraged credit. With this improvement, a large volume of deals made the fourth quarter of 2016 the busiest of the year for the market.

Given the backdrop we have experienced and the need for capital in the marketplace, we continue to believe that our closed-end structure, our predominately floating rate debt portfolio, and long term fundamental underwriting approach positions us well. We continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets.

We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines at traditional lenders result in corporate and financial buyers looking beyond traditional financial intermediaries to support their transaction-related financings. Second, the capabilities of our Advisors, surety to close, and long term hold strategy have become understood and appreciated by borrowers. Finally, we believe the current environment offers attractive risk adjusted transaction terms through our ability to provide long term and sizeable financing solutions to our borrowers.

Since the financial crisis of 2008-2009, traditional lenders have been the subject of numerous regulatory changes which has facilitated the entrance into the debt markets of alternative lenders like our company; however, the new administration has proposed loosening regulations on traditional lenders – but by how much, when, and what this means remains uncertain. We believe continued focus on our fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments, best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity as of and for the Years ended December 31, 2016 and 2015

The following tables summarize our investment activity as of and for the years ended December 31, 2016 and 2015 and for the year ended December 31, 2014, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	December 31, 2016		December 31, 2015
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$4,025,287	$258,299	$3,722,261	$308,213
No. portfolio companies	129	43	124	48
No. debt investments	141	47	141	51
No. structured product investments	7	—	5	—
No. equity/other investments	42	—	32	—

	Investment Portfolio Activity Summary ($ in thousands)			TRS Portfolio Activity Summary ($ in thousands)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Purchases of investments:
Senior secured loans – first lien	$655,182	$785,833	$965,332	$70,504	$174,138	$264,268
Senior secured loans – second lien	357,841	514,469	458,531	4,185	33,892	16,759
Senior secured bonds	68,458	123,404	72,767	15,000	—	—
Subordinated debt	332,196	343,916	291,214	9,500	—	1,002
Structured products	117,519	141,892	3,000	—	—	—
Equity/other	137,899	159,224	108,603	—	—	—

Total	$1,669,095	$2,068,738	$1,899,447	$99,189	$208,030	$282,029

Sales, principal payments and other exits:
Senior secured loans – first lien	$629,222	$205,660	$468,091	$127,166	$159,172	$45,349
Senior secured loans – second lien	402,022	217,911	258,572	35,515	9,968	—
Senior secured bonds	121,132	72,082	86,497	3,221	—	3,780
Subordinated debt	154,230	263,178	215,044	—	875	6,930
Structured products	4,079	5,743	24,597	—	—	—
Equity/other	67,335	77,798	5,420	—	—	—

Total	$1,378,020	$842,372	$1,058,221	$165,902	$170,015	$56,059

Portfolio Company Additions	35	40	49	13	15	37
Portfolio Company Exits	(30)	(28)	(31)	(18)	(14)	(10)
Debt Investment Additions	60	52	81	19	18	42
Debt Investment Exits	(60)	(38)	(57)	(23)	(16)	(13)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 17 and 28 debt investment positions and 24 and 32 portfolio companies in common as of December 31, 2016 and 2015, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized depreciation for the years ended December 31, 2016, 2015 and 2014 was ($1.86) million, ($232.45) million and ($104.59) million, respectively, for our Investment Portfolio, and $16.36 million, (10.30) million and ($6.64) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, plus future expected fundings related to such investments, totaled approximately $1.11 billion, $1.19 billion and $1.04 billion for the years ended December 31, 2016, 2015 and 2014, representing 46%, 34% and 34% of the affiliated co-investing funds’ investments of approximately $2.41 billion, $3.49 billion and $3.05 billion, respectively, in total tranche size for Co-Investment Transactions.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the years ended December 31, 2016, 2015 and 2014 and the status of originated investments held in the Investment Portfolio as of December 31, 2016 and 2015:

Originated Investment Activity for the Year Ended December 31, ($ in thousands)	2016	2015	2014
Number of originated investments, by issuer	20	20	22
Total amount of originated investments, at cost (1)	$1,126,559	$1,167,195	$897,628
Originated investments as a percentage of total investment activity	67.5%	56.4%	47.3%
Fee income recognized in connection with originated investments	$10,352	$7,610	$5,706

Originated Investments Summary as of December 31, (in thousands)	2016	2015
Total originated investments, at fair value	$2,778,713	$2,305,938
Total originated investments as a percentage of total Investment Portfolio, at fair value	69.0%	61.9%
Weighted average annual yield of originated debt investments (2) (3)	10.0%	10.3%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 8.5% and 9.4%, respectively, for the year ended December 31, 2016 and (2.0%) and (0.9)%, respectively, for the year ended December 31, 2015. See Note 13. “Financial Highlights” in Item 8. “Financial Statements and Supplementary Data” for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of December 31, 2016 and 2015, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	December 31, 2016		December 31, 2015
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,641,759	$1,547,100	$1,721,163	$1,593,668
Senior secured loans - second lien	1,131,035	1,074,183	1,154,518	1,100,781
Senior secured bonds	177,826	134,786	217,350	184,509

Total senior debt	2,950,620	2,756,069	3,093,031	2,878,958
Subordinated debt	683,640	642,427	525,301	457,287
Structured products	226,807	210,871	111,640	116,208
Equity/Other (1)	465,850	415,920	292,059	269,808

Total	$4,326,917	$4,025,287	$4,022,031	$3,722,261

(1)	Includes our investment in Strategic Credit Opportunities Partners, LLC.

	TRS Portfolio as of (in thousands)
	December 31, 2016		December 31, 2015
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$202,506	$200,326	$269,945	$256,870
Senior secured loans - second lien	29,957	30,026	46,704	43,971
Senior secured bonds	15,724	15,632	7,315	6,353

Total senior debt	248,187	245,984	323,964	307,194
Subordinated debt	10,502	12,315	1,002	1,019

Total	$258,689	$258,299	$324,966	$308,213

The decrease in senior debt and the increase in Equity/Other as a percentage of the total Investment Portfolio as of December 31, 2016 as compared to December 31, 2015 are partially due to the sale of senior debt investments to Strategic Credit Opportunities Partners, LLC, as explained in more detail below under “—Strategic Credit Opportunities Partners.”

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1)(2)
Senior secured loans - first lien	9.2%	7.9%	8.7%	5.8%
Senior secured loans - second lien	10.0%	9.8%	10.4%	9.5%
Senior secured bonds	10.5%	12.3%	9.5%	8.4%
Subordinated debt(1)(2)	10.5%	10.9%	10.1%	6.8%
Structured products (1)(2)	10.6%	—%	10.8%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 8.5% and 9.4%, respectively, for the year ended December 31, 2016 and (2.0%) and (0.9)%, respectively, for the year ended December 31, 2015. See Note 13. “Financial Highlights” in Item 8. “Financial Statements and Supplementary Data” for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of December 31, 2016 and 2015:

	Investment Portfolio as of December 31,		TRS Portfolio as of December 31,
Floating interest rate debt investments:	2016	2015	2016	2015
Percent of debt portfolio	77.8%	71.4%	89.6%	96.7%
Percent of floating rate debt investments with interest rate floors	92.6%	93.6%	100.0%	98.8%
Weighted average interest rate floor	1.0%	1.0%	1.0%	1.1%
Weighted average coupon spread to base rate	806 bps	764 bps	505 bps	484 bps
Weighted average years to maturity	4.5	4.9	3.8	4.5

Fixed interest rate debt investments:
Percent of debt portfolio	22.2%	28.6%	10.4%	3.3%
Weighted average coupon rate	10.2%	10.2%	10.1%	9.9%
Weighted average years to maturity	5.4	5.6	6.2	4.7

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.612% and 0.998%, and 0.251% and 0.613% during the years ended December 31, 2016 and 2015, respectively, and was 0.998% and 0.613% on December 31, 2016 and 2015, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.7% as of December 31, 2016, compared to 9.5% as of December 31, 2015. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return—net price and total investment return – net asset value were 8.5% and 9.4%, respectively, for the year ended December 31, 2016. See Note 13. “Financial Highlights” in Item 8. “Financial Statements and Supplementary Data”.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2016 and 2015:

	Investment Portfolio as of December 31, (in thousands)				TRS Portfolio as of December 31, (in thousands)
	2016		2015		2016		2015
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$—	—%	$10,360	4.0%	$404	0.1%
BB-	41,193	1.0	43,253	1.2	17,764	6.9	24,999	8.1
B+	156,336	3.9	155,395	4.2	39,868	15.4	40,695	13.2
B	191,565	4.8	265,440	7.1	103,907	40.2	147,430	47.9
B-	145,753	3.6	316,944	8.5	54,433	21.1	55,993	18.2
CCC+	612,476	15.2	649,508	17.4	20,277	7.8	30,808	10.0
CCC	203,931	5.1	102,191	2.7	11,022	4.3	—	—
CCC-	17,549	0.4	48,501	1.3	668	0.3	4,391	1.4
CC	4,217	0.1	—	—	—	—	—	—
D	—	—	9,640	0.3	—	—	3,493	1.1
Not rated	2,652,267	65.9	2,131,389	57.3	—	—	—	—

Total	$4,025,287	100.0%	$3,722,261	100.0%	$258,299	100.0%	$308,213	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of December 31, ($ in thousands)	2016	2015
Total number of all investments with PIK feature	18	23
Par value of all investments with PIK feature	$582,492	$707,559
Total number of all investments that have active PIK election	15	19
Par value of all investments that have active PIK election	$534,394	$648,196
Percent of debt investment portfolio with active PIK election, at par value	14.0%	17.5%
Number of originated investments with PIK feature and active PIK election	9	12
Par value of originated investments with PIK feature and active PIK election	$409,045	$524,303

PIK Interest Income Activity for the Year Ended December 31, ($ in thousands)	2016	2015	2014
PIK interest income	$19,490	$30,402	$35,041
PIK interest income as a percentage of interest income and PIK interest income	5.5%	10.8%	16.3%
PIK interest income as a percentage of total investment income	5.0%	9.8%	15.2%
Collections of PIK interest (1)	$18,932	$853	$6,803

(1)	Includes both principal payments and proceeds from sales of investments.

As of December 31, 2016, our Investment Portfolio consisted of 129 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2015 that consisted of 124 portfolio companies, diversified across 21 distinct industry classifications. As of December 31, 2016, the TRS Portfolio consisted of 43 portfolio companies, diversified across 16 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2015 that consisted of 48 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of December 31, 2016 and 2015:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$853,615	21.2%	$621,721	16.7%	$15,674	6.1%	$31,229	10.1%
Diversified Financials	419,478	10.4	231,820	6.2	—	—	—	—
Software & Services	350,413	8.7	416,659	11.2	59,848	23.2	68,767	22.3
Retailing	318,624	7.9	309,014	8.3	33,698	13.0	29,078	9.4
Materials	242,410	6.0	146,239	3.9	7,235	2.8	12,183	4.0
Automobiles & Components	237,152	5.9	178,077	4.8	—	—	—	—
Real Estate	216,371	5.4	82,720	2.2	—	—	12,366	4.0
Health Care Equipment & Services	196,315	4.9	178,069	4.8	27,742	10.7	36,248	11.8
Technology Hardware & Equipment	178,017	4.4	176,343	4.7	8,087	3.1	8,216	2.7
Consumer Durables & Apparel	167,194	4.2	358,089	9.6	9,786	3.8	12,750	4.1
Energy	161,950	4.0	164,056	4.4	—	—	—	—
Transportation	161,398	4.0	174,014	4.7	23,641	9.2	11,459	3.7
Consumer Services	119,313	3.0	89,389	2.4	19,716	7.6	3,897	1.3
Commercial & Professional Services	82,657	2.1	155,039	4.2	14,228	5.5	16,043	5.2
Food, Beverage & Tobacco	57,203	1.4	62,134	1.7	8,081	3.1	8,522	2.8
Pharmaceuticals, Biotechnology & Life Science	56,892	1.4	53,634	1.4	1,027	0.4	—	—
Food & Staples Retailing	51,970	1.3	101,854	2.7	9,838	3.8	12,078	3.9
Insurance	45,554	1.1	48,763	1.3	6,121	2.4	12,398	4.0
Telecommunications Services	36,781	0.9	80,681	2.2	1,027	0.4	8,280	2.7
Remaining Industries	71,980	1.8	93,946	2.6	12,550	4.9	24,699	8.0

Total	$4,025,287	100.0%	$3,722,261	100.0%	$258,299	100.0%	$308,213	100.0%

Strategic Credit Opportunities Partners, LLC

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

In August 2016, we, along with Conway completed the initial funding of SCJV. As part of the initial funding, we sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. We recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In December 2016, we sold investments with a fair value of $45.88 million to SCJV. We recognized a net realized gain of $1.03 million in connection with the transaction.

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “BAML Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.5% of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV shall also pay a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The BAML Credit Facility matures on August 15, 2018. As of December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $152.00 million.

As of December 31, 2016, SCJV had total investments with a fair value of $248.60 million. As of December 31, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2016:

December 31, 2016
Total debt investments (1)	$250,320
Weighted average current interest rate on debt investments (2)	7.08%
Number of borrowers in SCJV	36
Largest loan to a single borrower (1)	$21,214

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans - First Lien—130.9%
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,812	$8,713	$8,856
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,977	9,056	9,056
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,198	3,718	3,635
CityCenter Holdings, LLC	(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,781	4,818
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	7,417	7,050	7,021
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	6,792	6,367	6,025

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,923	2,891	2,927
Gymboree Corp.	(e)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	2,344
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 300	0.75%	8/18/2023	2,677	2,688	2,719
inVentive Health, Inc.	(1)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,750	8,833	8,842
Koosharem, LLC	(b)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,214	18,858	19,225
MedAssets, Inc.	(3)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,073	7,136	7,179
Neiman Marcus Group, LLC	(3)	Retailing	L + 325	1.00%	10/25/2020	4,876	4,532	4,253
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,976	1,988	1,987
RedPrairie Corp.	(3)	Software & Services	L + 350	1.00%	10/12/2023	11,288	11,233	11,431
Riverbed Technology, Inc.	(3)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	7,971	8,042	8,040
Savers, Inc., Common Shares A	(1)	Retailing	L + 375	1.25%	7/9/2019	9,948	8,835	9,258
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	995	1,002	1,004
TIBCO Software, Inc.	(e)(3)	Software & Services	L + 550	1.00%	12/4/2020	19,232	18,698	19,347
TruGreen, LP	(3)	Consumer Services	L + 550	1.00%	4/13/2023	9,950	10,111	10,112

Total Senior Secured Loans - First Lien							$147,908	$148,079

Senior Secured Loans - Second Lien—11.2%
Applied Systems, Inc.	(e)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,499	$7,556
Misys, Ltd. (GBR)	(c)(e)	Software & Services	12.00%		6/12/2019	4,866	5,064	5,177

Total Senior Secured Loans - Second Lien							$12,563	$12,733

Senior Secured Bonds—20.7%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,572	$8,143
Calumet Specialty Products Partners, LP	(d)(e)	Energy	11.50%		1/15/2021	6,579	7,433	7,517
Guitar Center, Inc.	(d)(e)	Retailing	6.50%		4/15/2019	8,523	7,626	7,735

Total Senior Secured Bonds							$22,631	$23,395

Total Senior Debt							$183,102	$184,207

Subordinated Debt—56.9%
Builders FirstSource, Inc.	(d)(e)	Capital Goods	10.75%		8/15/2023	$6,564	$7,460	$7,533
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,496	7,556
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,900	2,939
GCI, Inc.	(e)	Telecommunication Services	6.88%		4/15/2025	7,211	7,490	7,319
GCP Applied Technologies, Inc.	(d)(e)	Materials	9.50%		2/1/2023	4,796	5,458	5,503
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,057	2,104
Jo-Ann Stores, Inc.	(d)(e)	Retailing	8.13%		3/15/2019	829	815	825
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,507	7,769
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,465	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,123	7,545

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Solera Holdings, Inc.	(d)(e)	Software & Services	10.50%		3/1/2024	6,818	7,474	7,670

Total Subordinated Debt							$63,245	$64,395

TOTAL INVESTMENTS — 219.7%							$246,347	$248,602

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(e)	This investment is held by both the Company and SCJV as of December 31, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(2)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2016 was 0.82%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

GBR - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of December 31, 2016 (in thousands):

December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$248,602
Cash and other assets	16,876

Total assets	$265,478

Debt	$152,000
Other liabilities	338

Total liabilities	$152,338

Member’s equity	$113,140

Below is selected statement of operations information for SCJV for the period from August 15, 2016 (Inception) through December 31, 2016 (in thousands):

Period from August 15, 2016 (Inception) through December 31, 2016
Selected Statement of Operations Information
Total investment income	$6,910
Expenses
Interest expense	1,553
Professional services	94
Custodian and accounting fees	79
Administrative services	21
Director fees and expenses	3
Other	1

Total expenses	1,751

Net investment income	5,159
Net realized and unrealized gains	2,381

Net increase in net assets resulting from operations	$7,540

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

Liquidity

During the year ended December 31, 2016, proceeds from sales of investments and principal payments totaled $1.38 billion. In addition, distributions reinvested in the company as a percentage of total distributions for the year ended December 31, 2016 was 51%, or $124.14 million. As of December 31, 2016, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$132,260
Short Term Investments	6
Credit Facilities-Effective Borrowing Capacity (1)	217,857
Less: Payable for Investments Purchased	(22,205)

Total	$327,918

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of December 31, 2016.

Borrowings

Our outstanding borrowings as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016				As of December 31, 2015
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility (1)(2)	$928,000	$799,000	$799,000		$700,000	$632,980	(3)	$632,980
Deutsche Bank Credit Facility (1)	—	—	—		250,000	210,000		210,000
BNP Credit Facility (1)	200,000	183,000	183,000		200,000	188,000		188,000
SMBC Credit Facility (1)	200,000	102,000	102,000		200,000	—		—
JPM Credit Facility	300,000	135,000	135,000		—	—		—

Total credit facilities	1,628,000	1,219,000	1,219,000		1,350,000	1,030,980		1,030,980
2014 Senior Secured Term Loan	389,000	389,000	385,203	(4)	393,000	393,000		387,677	(4)
CS Facility (5)	23,454	23,454	23,454		—	—		—

Total	$2,040,454	$1,631,454	$1,627,657		$1,743,000	$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions. On December 28, 2016, the Deutsche Bank Credit Facility was terminated.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Includes $49.70 million denominated in Euros and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less unaccreted original issue discount of $0.99 million and $1.39 million and deferred financing costs of $2.81 million and $3.93 million as of December 31, 2016 and 2015, respectively.
(5)	Borrowings denominated in Euros.

For the years ended December 31, 2016 and 2015, our total all-in cost of financing, including fees and expenses, was 3.49% and 3.59%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We intend to further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.04 billion that is available to us from our existing financing arrangements.

See Note 10. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of December 31, 2016, the posted collateral of $95 million equaled 36.7% of the total notional amount, as compared to $142.64 million, or 43.9% of the total notional amount as of December 31, 2015. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $85.42 million as of December 31, 2016.

Halifax Funding may terminate the TRS Agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of early termination, the TRS Agreements will terminate on January 15, 2019. In the event of early termination of the TRS Agreements, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS Agreements.

See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for information on our commitments and contingencies as of December 31, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2016 and 2015:

(in thousands, except per share amounts)	Per Share	Amount
December 31, 2016	$0.80	$244,950
December 31, 2015	$0.80	$205,044
December 31, 2014	$0.80	$142,018

Approximately 51% of the distributions we declared in each of the years ended December 31, 2016, 2015 and 2014 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures on distributions.

On October 7, 2016, our board of directors approved an amendment and restatement of our distribution reinvestment plan. Under the amended distribution reinvestment plan, cash distributions paid to participating stockholders will be reinvested in additional shares at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. The amended distribution reinvestment plan will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, November 1, 2016.

We had sufficient taxable income to support 100% of our declared distributions for the year ended December 31, 2016. We do not expect to use borrowed funds to pay distributions to shareholders. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of December 31, 2016, the fair value of our investments totaled $4.03 billion for our Investment Portfolio and $258.30 million for our TRS Portfolio. The majority of our investments at December 31, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the years ended December 31, 2016 and 2015. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Total investment income	$386,468	$311,097	$230,712
Net operating expenses	(173,061)	(131,443)	(99,194)
Income tax expense, including excise tax	(3,311)	(2,966)	(1,392)

Net investment income	210,096	176,688	130,126
Net realized gains (losses)	(2,645)	50,657	18,997
Net change in unrealized appreciation (depreciation)	35,664	(265,552)	(64,806)

Net increase (decrease) in net assets resulting from operations	$243,115	$(38,207)	$84,317

Investment income

Investment income consisted of the following for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Interest income	$337,850	$250,599	$179,972
Payment-in-kind interest income	19,490	30,402	35,041

Subtotal	357,340	281,001	215,013
Fee income	13,582	18,305	7,030
Dividend and other income	15,546	11,791	8,669

Total investment income	$386,468	$311,097	$230,712

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.76 billion, $3.20 billion and $2.29 billion for the years ended December 31, 2016, 2015 and 2014, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $16.93 million, $6.37 million and $12.37 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, 5.5% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 10.8% and 16.3% for the same periods in 2015 and 2014, respectively. The decrease in PIK interest income during the year ended December 31, 2016 is primarily due to investments that were sold or repaid during the period ($7.29 million) and investments that were placed on non-accrual status during the period ($5.90 million). We also recorded a partial write-down of PIK interest income in the amount of $2.66 million for one investment with a valuation that indicated the PIK interest income may not be fully collectible. These reductions in PIK interest income were partially offset by increases due to new PIK investments added to the portfolio as well as increases caused by the compounding nature of PIK. As of December 31, 2016, our weighted average annual yield on our accruing debt investments was 9.7% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of December 31, 2016, approximately 77.8% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Interest income earned on TRS assets is not included in investment income in the consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.

Our fee income consists of transaction-based fees and is nonrecurring. Fee income was higher during the year ended December 31, 2015 as compared to the same period in 2016 due primarily to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief. The decrease in amendment fees earned during the year ended December 31, 2016 was partially offset by an increase in capital structuring fees earned related to our Co-Investment Transactions. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

The increase in dividend and other income for the years ended December 31, 2016 and 2015 was primarily due to an increase in the number of income-producing equity investments in our Investment Portfolio which were largely originated by us after receiving our SEC Exemptive Order in May 2013.

Operating expenses

Our operating expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Investment advisory fees	$82,736	$70,298	$48,903
Interest expense	51,519	36,311	25,518
Performance-based incentive fees	24,123	8,733	8,229
Offering expense	2,285	4,481	6,833
Administrative services	3,446	2,728	2,997
Professional services	2,876	2,913	2,016
Custodian and accounting fees	1,569	1,309	883
Director fees and expenses	495	569	560
Other	4,012	4,101	3,255

Total operating expenses	$173,061	$131,443	$99,194

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees year over year was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Subordinated incentive fee on income	$24,123	$8,733	$17,034
Incentive fee on capital gains	—	—	(8,805)

Total performance-based incentive fees	$24,123	$8,733	$8,229

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

We did not record any incentive fee on capital gains for the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, we recorded a reversal of previously accrued incentive fees on capital gains of $8.80 million. As of December 31, 2016, we had unrealized losses of $336.60 million in excess of our cumulative realized net capital gains since inception. The Advisors earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “— Contractual Obligations — Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Stated interest expense	$45,126	$30,522	$17,270
Unused commitment fees	1,845	2,172	5,086
Amortization of deferred financing costs	4,150	3,233	2,934
Accretion of discount on term loan	398	384	228

Total interest expense	$51,519	$36,311	$25,518

The increase in interest expense during the year ended December 31, 2016 was primarily attributable to the increase in our weighted average debt outstanding to $1.48 billion, as compared to $1.01 billion for the same period in 2015. This increase is partially offset by a decrease in our all-in cost of financing, including fees and expenses, to 3.49%, as compared to 3.59% for the same period in 2015. The increase in interest expense during the year ended December 31, 2015 was primarily attributable to the increase in our weighted average debt outstanding to $1.01 billion, as compared to $572.48 million for the same period in 2014. This increase is partially offset by a decrease in our all-in cost of financing, including fees and expenses, to 3.59%, as compared to 4.45% for the same period in 2014. Our all-in cost of financing was higher during the year ended December 31, 2014 because our 2014 Senior Secured Term Loan comprised a higher proportion of our total borrowings during the period, as compared to other periods. Our all-in cost of financing will fluctuate between periods depending on the relative use of the 2014 Senior Secured Term Loan as compared to our other credit facilities, which bear lower stated interest rates.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. During the years ended December 31, 2016, 2015 and 2014, we recorded deferred offering expenses of $1.08 million, $3.48 million and $6.05 million, respectively. The $0.40 million of deferred offering expenses recorded in the consolidated statements of assets and liabilities as of December 31, 2016 represents the amount that will be recorded as offering expenses in the consolidated statements of operations over the next 12 months.

During the years ended December 31, 2016, 2015 and 2014, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and offering expenses) to average net assets was 0.46%, 0.48% and 0.54%, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current calendar year dividend distributions into the next tax year and pay a 4% excise tax on the amount of current year taxable income in excess of distributions, as required. As a result of our estimated taxable income exceeding distributions paid to our shareholders, we recorded net excise tax expense of $3.31 million, $2.89 million and $1.39 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the years ended December 31, 2016 and 2015, we recorded a net tax expense of approximately $1.26 million and $0.56 million, respectively, for these subsidiaries, of which $1.26 million and $0.48 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations. We did not record any net U.S. federal and state income tax expense or foreign income tax expense during the year ended December 31, 2014.

Net realized gain and losses – Net realized gains and losses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net realized (losses) gains on investments	$(27,548)	$(29,310)	$17,594
Net realized gains on derivative instruments	24,306	83,550	7,354
Net realized gains (losses) on foreign currency transactions	597	(3,583)	(5,951)

Net realized gains	$(2,645)	$50,657	$18,997

The net realized loss on investments for the year ended December 31, 2016 consisted of a net gain on the disposition of investments of $5.86 million and a net currency loss of $33.41 million on those investments that were denominated in foreign currencies. The net realized loss on investments for the year ended December 31, 2015 was partially due to a restructuring of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million.

Our net realized gains (losses) on derivative instruments for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net realized gains (losses) on:
Cross currency swaps	$8,328	$541	$—
Foreign currency forward contracts	7,344	70,096	2,867
Interest rate swaps	(3,851)	—	—
TRS	12,485	12,913	4,487

Net realized gains on derivative instruments	$24,306	$83,550	$7,354

See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information about the components of the realized gain on TRS recorded during each period.

As described in Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data,” we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. In August 2015, we terminated all of our outstanding foreign currency forward contracts and entered into new foreign currency forward contracts and cross currency swaps. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. During the year ended December 31, 2016, the scheduled amortization of our cross currency swaps resulted in a net exchange of currencies with our counterparty that generated a realized gain of $6.77 million. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2016, 2015 and 2014, net unrealized appreciation and depreciation consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net change in unrealized appreciation (depreciation) on:
Investments	$(1,860)	$(232,449)	$(104,589)
Derivative instruments	40,141	(34,881)	38,320
Foreign currency translation	(551)	1,778	1,463
Provision for taxes	(2,066)	—	—

Net change in unrealized appreciation (depreciation)	$35,664	$(265,552)	$(64,806)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$133,870	$29,519	$33,991
Unrealized depreciation	(206,953)	(281,185)	(123,771)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	71,223	19,217	(14,809)

Total net change in unrealized appreciation (depreciation)	$(1,860)	$(232,449)	$(104,589)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 11.3% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Those investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

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

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net realized and unrealized losses on investments	$(29,408)	$(261,759)	$(86,995)
Net realized and unrealized gains on foreign currency forward contracts	9,131	31,368	46,493
Net realized and unrealized gains on cross currency swaps	26,882	8,484	—

	$6,605	$(221,907)	$(40,502)

The net realized and unrealized gains and losses on investments during the year ended December 31, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the second half of 2016. These conditions helped to offset a portion of the net losses incurred during the first quarter of 2016, and losses related to underperforming investments. The net realized and unrealized losses on investments during the year ended December 31, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the year ended December 31, 2015, volatility in commodities, energy and equities impacted various credits contributing to increasing unrealized depreciation in the portfolio. The net realized and unrealized losses on investments during the year ended December 31, 2014, were partly due to a $17.41 million unrealized decline in the fair value of our investment in our portfolio company Towergate Finance PLC.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net change in unrealized appreciation (depreciation) on TRS Portfolio:
Unsettled amounts at end of period:
Spread interest income	$3,346	$3,762	$3,032
Realized gains (losses) on TRS assets	441	(571)	(26)
Receipt of prior period unsettled amounts	(3,191)	(3,006)	(1,676)
Unrealized appreciation (depreciation) on TRS assets	16,363	(10,302)	(6,636)

	16,959	(10,117)	(5,306)

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts
Unrealized appreciation	3,504	2,258	41,659
Unrealized depreciation	—	(541)	(458)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(1,717)	(40,445)	2,425

	1,787	(38,728)	43,626

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	18,554	8,247	—
Unrealized depreciation	—	(304)	—

	18,554	7,943	—

Net change in unrealized appreciation (depreciation) on interest rate swaps
Unrealized appreciation	2,841	6,021	—

	2,841
	2,841	6,021	—

Total net change in unrealized appreciation (depreciation) on derivative instruments	$40,141	$(34,881)	$38,320

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

The provision for taxes is primarily attributable to four debt investments held in one of our wholly-owned subsidiaries.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, and the risk factors identified in Part II, Item 1A of this report.

Adjusted net investment income

Our net investment income totaled $210.10 million ($0.69 per share), $176.69 million ($0.69 per share) and $130.13 million ($0.73 per share) for the years ended December 31, 2016, 2015 and 2014, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table shows the TRS interest income and financing charges for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Interest and fee income included in TRS fair value	$4,215	$4,658	$3,545
Financing charges included in TRS fair value	(869)	(896)	(513)

Subtotal	3,346	3,762	3,032
Interest and fee income included in TRS net realized gains	19,170	17,242	4,928
Financing charges included in TRS net realized gains	(6,109)	(4,028)	(696)
Amounts included in prior period fair value	(3,762)	(3,032)	(1,703)

TRS net interest spread	$12,645	$13,944	$5,561

TRS Net interest spread per share	$0.04	$0.05	$0.03

The following table presents a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2016, 2015 and 2014; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net investment income (GAAP)	$210,096	$176,688	$130,126
Add: Estimated unearned performance-based incentive fees	—	—	(8,805)
Add: TRS net interest spread	12,645	13,944	5,561

Adjusted net investment income (non-GAAP)	$222,741	$190,632	$126,882

Net investment income per share (GAAP)	$0.69	$0.69	$0.73

Adjusted net investment income per share (non-GAAP)	$0.73	$0.75	$0.72

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $165.31 million, $448.20 million and $715.39 million during the years ended December 31, 2016, 2015 and 2014, respectively. The most significant increase in net assets year over year was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $251.74 million, $723.87 million and $789.72 million, respectively. Our operations resulted in net assets increasing (decreasing) $243.11 million, ($38.21) million and $84.32 million during the years ended December 31, 2016, 2015 and 2014, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $244.95 million, $205.04 million and $142.02 million and the repurchase of shares of common stock in the amount of $84.59 million, $32.42 million and $16.63 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Our net asset value per share was $8.93, $8.93 and $9.79 on December 31, 2016, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.80 per share during each of the years ended December 31, 2016, 2015 and 2014, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 9.5%, (0.9)% and 5.9% for shareholders who held our shares over the entire 12-month period ended December 31, 2016, 2015 and 2014, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 55.7% (see first chart below), or an annualized return of 8.3% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 40.1% (see first chart below), or an annualized return of 6.3% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 27.1% and 42.3%, respectively, in the period from June 17, 2011 to December 31, 2016.

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$10.00	$11.00	$10.00
Net Offering Price/Share	$ 9.00	$ 9.90	$ 9.00
Distributions/Share	$ 4.36	$ 1.61	$ 0.80
Terminal Value/Share (NAV)	$ 8.93	$ 8.93	$ 8.93

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at December 31, 2016 equal to net asset value of $8.93 per share and (iv) distributions payable to shareholders as of December 31, 2016.

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

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. “Investments,” in Item 8. “Financial Statements and Supplementary Data” for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in Item 8. “Financial Statements and Supplementary Data,” a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of directors is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of directors, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

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

The table below presents information on the significant presence of investments classified as Level 3 as of December 31, 2016 and 2015:

As of December 31, (in thousands)	2016	2015
Fair value of investments classified as Level 3	$3,189,484	$2,416,535
Total fair value of investments	$4,025,293	$3,729,332
% of fair value classified as Level 3	79.2%	64.8%
Number of positions classified as Level 3	126	93
Total number of positions	191	180
% of positions classified as Level 3	65.6%	51.7%
Fair value of individual positions classified as Level 3:
Highest fair value	$138,564	$102,760
Lowest fair value	$—	$—
Average fair value	$25,313	$25,984

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 and 2015 are described in Note 5. “Fair Value of Financial Instruments” in Item 8. “Financial Statements and Supplementary Data,” as well as the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would otherwise result in a $151.88 million overstatement of net change in unrealized appreciation on investments, a $0.26 million overstatement of our investment advisory fees payable to our Advisors, a $151.62 million overstatement of our net increase in net assets resulting from operations, a $0.50 overstatement in our earnings per share and a $0.49 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

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

As of December 31, 2016, we had accrued a subordinated incentive fee on income of $4.91 million. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

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

Over the course of the Offerings, the Advisors incurred $22.60 million for offering expenses, or 0.7% of total gross offering proceeds of the Offerings, excluding the reinvestment of distributions. As of the date of this filing, the Advisors were fully reimbursed for all offering expenses in connection with the Offerings that they incurred on our behalf as of December 31, 2016.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of December 31, 2016, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
BeyondTrust Software, Inc.	1,090
Centric Group LLC	5,870
Dentix Health Corporation, S.L.U.	9,473
Safety Technology Holdings, Inc.	421
Smile Brands, Inc.	3,589
SouthernCarlson	6,219
SouthernCarlson	5,182
SquareTwo Financial Corp.	2,704

Total unfunded revolvers/delayed draw loan commitments	$44,606

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	34,855
Home Partners of America, Inc.	2,150
KKR BPT Holdings Aggregator, LLC	6,800
Orchard Marine, Ltd.	6,138
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	28,307
Toorak Capital	23,016

Total unfunded equity commitments	$103,769

(1)	May be commitments to one or more entities affiliated with the named company.

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

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of December 31, 2016, the credit facilities provided for $217.86 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings at December 31, 2016 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$799,000	$—	$—	$799,000	$—
BNP Credit Facility	183,000	183,000	—	—	—
Sumitomo Credit Facility	102,000	—	—	102,000	—
JPM Credit Facility	135,000	—	—	135,000	—
2014 Senior Secured Term Loan	389,000	4,000	8,000	377,000	—
CS Facility	23,454	23,454	—	—	—
Interest and Credit Facilities Fees Payable(1)	187,377	54,194	91,696	41,487	—

Total	$1,818,831	$264,648	$99,696	$1,454,487	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of December 31, 2016.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2016, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of December 31, 2016, approximately 77.8% of our portfolio of debt investments (excluding TRS assets), or approximately $2.97 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of December 31, 2016, approximately 92.6% of our portfolio of variable interest rate debt investments, or approximately $2.75 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2016, we held an aggregate investment position of $218.46 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 7.4% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan”), all of our borrowing as of December 31, 2016 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would increase by approximately 2 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our December 31, 2016 balance sheet, the following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of December 31, 2016 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(0.921)	$(7.059)	$6.138	$1.293	$(3.000)
Up 50 basis points	$12.169	$8.071	$4.098	$(0.339)	$3.000
Up 100 basis points	$25.030	$16.228	$8.802	$(0.571)	$6.000
Up 150 basis points	$37.891	$24.385	$13.506	$(0.802)	$9.000
Up 200 basis points	$50.752	$32.543	$18.209	$(1.033)	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of December 31, 2016, 89.6% of the TRS assets, or approximately $238.01 million measured at par value, featured floating or variable interest rates. At December 31, 2016, 100% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $238.01 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.0%. As of December 31, 2016, the total notional amount of the portfolio of TRS assets was $258.69 million, and the settled notional amount was $225.92 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of December 31, 2016 and that the TRS notional amount would equal $258.69 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 22.2% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2016, approximately 48.0% of our fixed interest rate debt investments, or approximately $321.76 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.8 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.8%, all other financial and market factors assuming to remain unchanged. A 4.8% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $15.34 million, or a 0.6% decline in net assets relative to $8.93 net asset value per share as of December 31, 2016.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of December 31, 2016, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of December 31, 2016. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2016, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of December 31, 2016			Reduction in Fair Value as of	As of December 31, 2016
					December 31,	Net Foreign		Net Foreign
		Par Value/			2016 if 10%	Currency		Currency
		Cost in Local	Par Value/		Adverse Change	Hedge Amount		Hedge Amount
(in thousands)		Currency(1)	Cost in US$(1)	Fair Value	in Exchange Rate(2)	in Local Currency		in U.S. Dollars
Euros		€433,733	$456,736	$346,630	$34,663	€	355,146	$389,690
British Pound Sterling		£76,838	96,374	93,865	9,387	£	76,886	114,190
Australian Dollars	A$	32,119	23,379	11,813	1,181	A$	30,887	22,616
Swedish Kronor	SEK	97,249	15,145	2,253	225	SEK	—	—

Total			$591,634	$454,561	$45,456			$526,496

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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
As of December 31, 2016, the net contractual notional balance of our foreign currency forward contracts and cross currency swaps totaled $526.50 million, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2016, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the year ended December 31, 2016, our foreign currency transactions and foreign currency translation adjustment recorded in our consolidated statements of operations resulted in net realized and unrealized losses of less than $0.01 million, including $1.20 million of net realized and unrealized gains from our borrowings denominated in foreign currencies. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $36.01 million during the year ended December 31, 2016. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 8, 2014.)

4.1	Form of Indenture. (Incorporated by reference to Exhibit 2(d)(2) of the Company’s registration statement on Form N-2 (File No. 333-201499) filed on January 14, 2015.)

10.1	Form of Managing Dealer Agreement by and between the Registrant and CNL Securities Corp. (Incorporated by reference to Exhibit 2(h)(1) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.2	Form of Participating Broker Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013.)

10.3	Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016.)

10.4	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.5	Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.6	Custodian Agreement. (Incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.7	Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.8	Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011.)

10.9	Amended and Restated Escrow Agreement by and among the Registrant, UMB Bank N.A., and CNL Securities Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.)

10.10	Limited Liability Company Agreement of CCT Funding LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.11	Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.12	Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.13	Asset Contribution Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.14	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.15	Investment Management Agreement between the Registrant and CCT Funding LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011.)

10.16	First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.17	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.18	Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

10.19	Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.20	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.21	Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012.)

10.22	Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013.)

10.23	Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.24	U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.25	Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013.)

10.26	Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.27	Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013.)

10.28	Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.)

10.29	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 15, 2016, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2016.)

10.30	Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.31	Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.)

10.32	Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.)

10.33	Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.34	Commitment Increase Agreement, dated as of March 31, 2014, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014.)

10.35	Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014.) (Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

10.36	Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.37	Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014.)

10.38	First Amendment Agreement, dated as of November 6, 2014, to the Amended and Restated Committed Facility Agreement dated August 29, 2013, between BNP Paribas Prime Brokerage, Inc. and Paris Funding LLC. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014.)

10.39	Commitment Increase Agreement, dated as of November 24, 2014, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014.)

10.40	Fifth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 9, 2015.)

10.41	Sixth Amendment to Credit Agreement, dated September 11, 2015, by and among CCT Funding LLC, Deutsche Bank AG, New York Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.42	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 21, 2016.)

10.43	Custody Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 21, 2016.)

10.44	Securities Account Control Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 21, 2016.)

10.45	Loan and Security Agreement, dated as of November 29, 2016, among CCT SE I LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as portfolio manager, the lenders party thereto and the collateral agent, collateral administrator and intermediary party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2016.)

14.1	Amended and Restated Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2017.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2017

/s/ Erik A. Falk Erik A. Falk	Director	March 17, 2017

/s/ Frederick Arnold Frederick Arnold	Independent Director	March 17, 2017

/s/ James H. Kropp James H. Kropp	Independent Director	March 17, 2017

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Director	March 17, 2017

/s/ Chirag J. Bhavsar Chirag J. Bhavsar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Corporate Capital Trust, Inc.:

Orlando, Florida

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the five years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights for each of the five years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 17, 2017

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,797,345 and $3,643,035 respectively) - including $345,774 and $315,881, respectively, of investments pledged to creditors (Note 10)	$3,622,442	$3,422,335
Non-controlled, affiliated investments (amortized cost of $187,703 and $302,648, respectively)	142,855	219,099
Controlled, affiliated investments (amortized cost of $341,875 and $83,419, respectively)	259,996	87,898

Total investments, at fair value (amortized cost of $4,326,923 and $4,029,102, respectively)	4,025,293	3,729,332
Cash	127,031	54,016
Cash denominated in foreign currency (cost of $5,314 and $15,171, respectively)	5,229	15,188
Restricted cash	14,353	—
Collateral on deposit with custodian	95,000	142,640
Dividends and interest receivable	53,484	46,533
Receivable for investments sold	49,324	25,587
Principal receivable	2,942	2,234
Unrealized appreciation on derivative instruments	42,511	16,526
Receivable from advisors	2,040	181
Deferred offering expense	402	1,608
Prepaid and other deferred expenses	13,087	7,345

Total assets	4,430,696	4,041,190

Liabilities
Revolving credit facilities	1,219,000	1,030,980
Term loan payable, net	385,203	387,677
Repurchase agreement payable	23,454	—
Payable for investments purchased	22,205	—
Unrealized depreciation on derivative instruments	251	14,407
Accrued performance-based incentive fees	4,905	749
Accrued investment advisory fees	7,332	6,748
Accrued directors’ fees	—	12
Deferred tax liability	1,991	—
Other accrued expenses and liabilities	7,023	6,595

Total liabilities	1,671,364	1,447,168
Commitments and contingencies (Note 11)

Net Assets	$2,759,332	$2,594,022

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 309,041,547 and 290,430,338 shares issued and outstanding at December 31, 2016 and 2015, respectively	$309	$290
Paid-in capital in excess of par value	3,012,062	2,850,563
Undistributed net investment income	39,566	67,248
Accumulated net realized losses	(32,331)	(28,141)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation (net of provision for taxes of $1,991 and $—, respectively)	(260,274)	(295,938)

Net assets	$2,759,332	$2,594,022

Net asset value per share	$8.93	$8.93

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $1,257, $479, and $-, respectively)	$337,850	$248,362	$179,059
Non-controlled, affiliated investments	—	2,237	913

Total interest income	337,850	250,599	179,972

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	6,692	16,853	22,743
Non-controlled, affiliated investments	12,798	13,549	12,298

Total payment-in-kind interest income	19,490	30,402	35,041

Fee income:
Non-controlled, non-affiliated investments	13,582	18,305	6,438
Non-controlled, affiliated investments	—	—	592

Total fee income	13,582	18,305	7,030

Dividend and other income:
Non-controlled, non-affiliated investments	7,659	340	5,515
Non-controlled, affiliated investments	1,810	1,505	3,154
Controlled, affiliated investments	6,077	9,946	—

Total dividend and other income	15,546	11,791	8,669

Total investment income	386,468	311,097	230,712

Operating expenses
Investment advisory fees	82,736	70,298	48,903
Interest expense	51,519	36,311	25,518
Performance-based incentive fees	24,123	8,733	8,229
Offering expenses	2,285	4,481	6,833
Administrative services	3,446	2,728	2,997
Professional services	2,876	2,913	2,016
Custodian and accounting fees	1,569	1,309	883
Director fees and expenses	495	569	560
Other	4,012	4,101	3,255

Total operating expenses	173,061	131,443	99,194

Net investment income before taxes	213,407	179,654	131,518
Income tax expense, including excise tax	3,311	2,966	1,392

Net investment income	210,096	176,688	130,126

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(22,721)	(29,310)	17,594
Non-controlled, affiliated investments	(4,827)	—	—
Derivative instruments	24,306	83,550	7,354
Foreign currency transactions	597	(3,583)	(5,951)

Net realized gains (losses)	(2,645)	50,657	18,997

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	45,797	(164,032)	(93,929)
Non-controlled, affiliated investments	38,701	(72,896)	(10,660)
Controlled, affiliated investments	(86,358)	4,479	—
Derivative instruments	40,141	(34,881)	38,320
Foreign currency translation	(551)	1,778	1,463
Provision for taxes	(2,066)	—	—

Net change in unrealized appreciation (depreciation)	35,664	(265,552)	(64,806)

Net realized and unrealized gains (losses)	33,019	(214,895)	(45,809)

Net increase (decrease) in net assets resulting from operations	$243,115	$(38,207)	$84,317

Net investment income per share	$0.69	$0.69	$0.73

Diluted and basic earnings per share	$0.80	$(0.15)	$0.48

Weighted average number of shares of common stock outstanding (basic and diluted)	304,493,054	254,845,972	177,394,267

Distributions declared per share	$0.80	$0.80	$0.80

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share amounts)

	Year Ended December 31,
	2016	2015	2014
Operations
Net investment income	$210,096	$176,688	$130,126
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	(2,645)	50,657	18,997
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	35,664	(265,552)	(64,806)

Net increase in net assets resulting from operations	243,115	(38,207)	84,317

Distributions to shareholders from
Net investment income	(210,096)	(176,688)	(130,126)
Net realized gains	—	(28,356)	(11,892)
Distributions in excess of net investment income (Note 8)	(34,854)	—	—

Net decrease in net assets resulting from shareholders’ distributions	(244,950)	(205,044)	(142,018)

Capital share transactions
Issuance of shares of common stock	127,596	618,505	709,070
Reinvestment of shareholders’ distributions	124,139	105,363	80,646
Repurchase of shares of common stock	(84,590)	(32,416)	(16,628)

Net increase in net assets resulting from capital share transactions	167,145	691,452	773,088

Total increase in net assets	165,310	448,201	715,387
Net assets at beginning of year	2,594,022	2,145,821	1,430,434

Net assets at end of year	$2,759,332	$2,594,022	$2,145,821

Capital share activity
Shares issued from subscriptions	14,323,113	63,742,355	69,802,396
Shares issued from reinvestment of distributions	13,858,168	10,950,275	7,952,695
Shares repurchased	(9,570,072)	(3,394,021)	(1,647,464)

Net increase in shares outstanding	18,611,209	71,298,609	76,107,627

Undistributed net investment income at end of year	39,354	67,248	9,099

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$243,115	$(38,207)	$84,317
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,669,095)	(2,068,738)	(1,899,447)
Increase (decrease) in payable for investments purchased	22,204	(34,888)	(66,149)
Payment-in-kind interest capitalized	(21,195)	(29,730)	(35,041)
Proceeds from sales of investments	614,546	303,077	500,294
Proceeds from principal payments	763,474	539,295	557,927
Net realized loss (gain) on investments	27,548	29,310	(17,594)
Net change in unrealized depreciation on investments	1,860	232,449	104,589
Net change in unrealized (appreciation) depreciation on derivative instruments	(40,141)	34,881	(38,320)
Net change in unrealized (appreciation) depreciation on foreign currency translation	551	(1,778)	(1,463)
Amortization of premium/discount, net	(20,164)	(7,353)	(6,430)
Amortization of deferred financing costs	4,150	3,233	2,934
Accretion of discount on term loan payable	398	384	228
Decrease (increase) in short-term investments, net	7,065	(6,442)	149,274
Decrease (increase) in collateral on deposit with custodian	47,640	(26,940)	(78,199)
Increase in dividends and interest receivable	(6,953)	(13,973)	(6,987)
Decrease (increase) in receivable for investments sold	(23,678)	(25,693)	46,453
Increase in principal receivable	(708)	(814)	(625)
Increase in receivable from advisors	(1,859)	(181)	—
Decrease in other assets	1,524	421	283
Increase in accrued investment advisory fees	584	1,784	1,139
Increase (decrease) in accrued performance-based incentive fees	4,156	(4,359)	(11,305)
Increase in deferred tax liability	2,066	—	—
Increase in other accrued expenses and liabilities	416	2,249	96

Net cash used in operating activities	(42,496)	(1,112,013)	(714,026)

Financing Activities:
Proceeds from issuance of shares of common stock	127,596	618,505	709,070
Payments on repurchases of shares of common stock	(84,590)	(32,416)	(16,628)
Distributions paid	(120,811)	(99,681)	(76,295)
Borrowings under term loan payable	—	—	398,000
Repayments under term loan payable	(4,000)	(4,000)	(3,000)
Borrowings under revolving credit facilities	1,125,000	1,114,792	692,000
Repayments of revolving credit facilities	(938,792)	(459,450)	(1,020,331)
Borrowings under repurchase agreement	24,726	—	—
Deferred financing costs paid	(9,122)	(3,556)	(7,989)

Net cash provided by financing activities	120,007	1,134,194	674,827

Effect of exchange rate changes on cash	(102)	46	(29)

Net increase (decrease) in cash	77,409	22,227	(39,228)
Cash and cash denominated in foreign currency, beginning of year	69,204	46,977	86,205

Cash and cash denominated in foreign currency, end of year	$146,613	$69,204	$46,977

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$47,011	$32,041	$22,839

Taxes paid, including excise tax	$2,844	$2,047	$—

Deferred financing costs accrued in other expenses and liabilities	$—	$—	$255

Distributions reinvested	$124,139	$105,363	$80,646

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Senior Secured Loans - First Lien—56.1%
A10 Capital, LLC	(f)(g)(3)	Real Estate	L + 700	1.00%	10/15/2021	$27,659	$27,339	$27,936
Abaco Systems, Inc.	(f)(h)(2)	Capital Goods	L + 600	1.00%	12/7/2021	65,678	63,136	64,364
ABILITY Network, Inc.	(2)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	634	625	637
Accuride Corp.	(2)	Capital Goods	L + 700	1.00%	11/3/2023	11,004	10,676	10,784
Agro Merchants NAI Holdings, LLC	(f)(h)(2)	Transportation	L + 700	1.00%	10/1/2020	73,448	72,814	72,826
Algeco/Scotsman (LUX)	(f)(g)(i)(j)(k)	Consumer Durables & Apparel	15.75% PIK (15.75% Max PIK)		5/1/2018	41,958	32,642	8,024
AltEn, LLC	(f)(j)(k)(l)(3)	Energy	L + 900 (L + 900 Max PIK)		9/12/2018	36,567	29,836	8,733
AM General LLC	(f)(h)(2)	Automobiles & Components	L + 725	1.00%	12/28/2021	97,338	95,880	95,878
American Freight, Inc.	(f)(2)	Retailing	L + 625	1.00%	10/31/2020	32,036	31,925	32,036
Amtek Global Technology Pte. Ltd. (SGP)	(f)(g)(i)(5)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€7,633	8,338	7,876
	(f)(g)(i)(5)(EUR)		E + 900	1.00%	11/10/2019	56,564	57,986	58,366
	(f)(g)(i)(5)(EUR)		E + 900	1.00%	11/10/2019	58,055	59,514	59,905
	(f)(g)(i)(5)(EUR)		E + 900	1.00%	11/10/2019	8,078	8,281	8,336

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
BeyondTrust Software, Inc.	(f)(2)	Software & Services	L + 700	1.00%	9/25/2019	$11,926	$11,841	$11,548
Casual Dining BidCo, Ltd. (GBR)	(f)(g)(i)(2)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	60,338	49,635
Centric Group, LLC	(f)(7)	Retailing	P + 575		10/14/2021	$652	526	127
	(f)(3)		L + 675	1.00%	10/14/2022	75,000	73,540	74,691
Charlotte Russe, Inc.	(2)	Retailing	L + 550	1.25%	5/22/2019	4,478	4,463	2,723
	(2)		L + 550	1.25%	5/22/2019	18,291	18,190	11,123
Dentix (SPN)	(f)(g)(i)(5)(EUR)	Health Care Equipment & Services	E + 825		12/14/2021	€21,000	21,161	21,159
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	$4,148	3,494	3,588
EagleView Technology Corp.	(2)	Software & Services	L + 425	1.00%	7/15/2022	6,913	6,856	6,941
FleetPride Corp.	(2)	Capital Goods	L + 400	1.25%	11/19/2019	888	786	844
Greystone & Co., Inc.	(f)(2)	Diversified Financials	L + 800	1.00%	3/26/2021	33,080	32,685	32,746
Gymboree Corp.	(2)	Retailing	L + 350	1.50%	2/23/2018	10	8	5
Imagine! Print Solutions, Inc.	(f)(2)	Media	L + 625	1.00%	3/31/2023	14,888	14,345	14,888
iPayment, Inc.	(2)	Software & Services	L + 525	1.50%	5/8/2017	11,885	11,871	11,469
Jacuzzi Brands, Inc.	(f)(2)	Capital Goods	L + 650	1.25%	7/3/2019	16,132	15,970	15,909
	(f)(2)		L + 650	1.25%	7/3/2019	15,000	14,700	14,792

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Jacuzzi Brands, Inc. (LUX)	(f)(i)(2)	Capital Goods	L + 650	1.25%	7/3/2019		$20,118	$19,916	$19,840
JHT Holdings, Inc.	(f)(h)(2)	Capital Goods	L + 850	1.00%	5/4/2022		36,025	35,366	36,613
KeyPoint Government Solutions, Inc.	(f)(2)	Capital Goods	L + 650	1.25%	11/13/2017		27,902	27,774	27,902
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(g)(i)(k)(m)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	27,501	11,813
Koosharem, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$19,006	18,882	17,224
Marshall Retail Group, LLC	(f)(2)	Retailing	L + 600	1.00%	8/25/2020		16,468	16,354	14,825
MCS AMS Sub-Holdings, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		24,994	24,557	23,369
NEP Group, Inc.	(2)	Media	L + 325	1.00%	1/22/2020		497	490	501
New Enterprise Stone & Lime Co., Inc.	(f)(h)(2)	Capital Goods	L + 850	1.00%	3/19/2021		102,461	101,519	104,833
	(f)(h)(2)		L + 850	1.00%	3/19/2021		51,745	51,269	52,943
Nine West Holdings, Inc.	(2)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,281	13,110	8,325
NMI Holdings, Inc.	(f)(g)(2)	Insurance	L + 750	1.00%	11/15/2018		37,431	37,071	37,398
P & L Development, LLC	(f)(h)(j)(3)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK (1.00% Max PIK)	1.00%	5/1/2020		56,312	55,918	56,892
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 800	1.00%	5/31/2019		58,062	57,359	58,933

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Paradigm Acquisition Corp.	(2)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	$10,925	$10,791	$10,875
Petroplex Acidizing, Inc., 1.00%	(f)(j)(k)	Energy	15.00% PIK (15.00% Max PIK)		12/5/2019	17,740	13,809	1,012
	(f)(j)(2)		L + 725, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,268	22,268	20,866
Plaskolite, LLC	(2)	Materials	L + 475	1.00%	11/3/2022	8	8	8
Proserv Acquisition, LLC	(f)(g)(2)	Energy	L + 537.5	1.00%	12/22/2021	27,033	21,357	17,266
Proserv Acquisition, LLC (GBR)	(f)(g)(i)(2)	Energy	L + 537.5	1.00%	12/22/2021	15,867	12,535	10,134
Raley’s	(2)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	11,383	11,055	11,511
Safety Technology Holdings, Inc.	(f)(2)	Technology Hardware & Equipment	L + 600	1.00%	7/7/2022	7,481	7,275	7,428
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(f)(g)(i)(j)(5)(EUR)	Health Care Equipment & Services	E + 800 (2.00% Max PIK)	1.00%	9/30/2022	€28,297	29,240	29,965
	(f)(g)(i)(j)(5)(EUR)		E + 800 (2.00% Max PIK)	1.00%	9/30/2022	14,306	14,782	15,149
	(f)(g)(i)(j)(5)(EUR)		E + 800 (2.00% Max PIK)	1.00%	9/30/2022	3,131	3,235	3,316
Sequa Corp.	(2)	Capital Goods	L + 400	1.25%	6/19/2017	$7,352	6,763	6,983
SIRVA Worldwide, Inc.	(n)(2)	Commercial & Professional Services	L + 650	1.00%	11/18/2022	22,773	22,204	22,375

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Smile Brands Group, Inc.	(f)(2)	Health Care Equipment & Services	L + 625	1.00%	8/15/2018	$12,469	$	12,320	$	12,709
SouthernCarlson	(f)(2)	Capital Goods	L + 700	1.00%	6/30/2022	38,349		37,764		38,402
Tibco Software, Inc.	(3)	Software & Services	L + 550	1.00%	12/4/2020	1,923		1,881		1,935
Traverse Midstream Partners, LLC	(f)(2)	Energy	L + 1000	1.00%	11/10/2020	2,348		2,310		2,312
	(f)(2)		L + 1000	1.00%	11/10/2020	15,263		15,012		15,027
	(f)(2)		L + 1000	1.00%	11/10/2020	7,044		6,928		6,936
	(f)(2)		L + 1000	1.00%	11/10/2020	11,741		11,545		11,559
TTM Technologies, Inc.	(g)(2)	Technology Hardware & Equipment	L + 425	1.00%	5/31/2021	8,827		8,585		8,960
Waste Pro USA, Inc.	(f)(h)(2)	Transportation	L + 750	1.00%	10/15/2020	35,948		35,948		36,127
Willbros Group, Inc.	(f)(h)(2)	Energy	L + 975	1.25%	12/15/2019	25,599		25,599		25,078
Z Gallerie, Inc.	(f)(2)	Retailing	L + 650	1.00%	10/8/2020	31,948		31,693		31,867
Total Senior Secured Loans—First Lien							$	1,641,759	$	1,547,100

Senior Secured Loans—Second Lien—38.9%
Abaco Systems, Inc.	(f)(h)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$	62,243	$	63,400
Angelica Corporation	(f)(k)(4)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	52,169		50,869		9,201
Applied Systems, Inc.	(2)	Software & Services	L + 650	1.00%	1/24/2022	21,242		21,293		21,513

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Belk, Inc.	(f)(h)(2)	Retailing	10.50%		6/12/2023	$99,615	$	97,813	$	94,154
Bon-Ton Department Stores, Inc.	(f)(g)(2)	Retailing	L + 950	1.00%	3/18/2021	13,529		13,272		13,036
CPI International, Inc.	(f)(3)	Capital Goods	L + 700	1.00%	9/16/2017	28,000		27,741		28,000
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,994		21,129
Culligan International Co	(f)(2)	Household & Personal Products	L + 850	1.00%	11/15/2024	37,500		36,753		36,750
EagleView Technology Corp.	(2)	Software & Services	L + 825	1.00%	7/14/2023	33,000		32,565		32,949
Excelitas Technologies Corp.	(f)(j)(2)	Technology Hardware & Equipment	L + 975, 3.00% PIK (3.00% Max PIK)	1.00%	4/29/2021	114,273		114,273		109,883
Genoa (QoL)	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828		10,668		10,828
Greenway Medical Technologies	(2)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	4,066		4,024		3,964
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	40,346		39,268		40,459
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	22,595		22,456		21,804
MedAssets, Inc.	(f)(h)(3)	Health Care Equipment & Services	L + 975	1.00%	4/19/2023	63,000		61,232		62,856
NEP Group, Inc.	(2)	Media	L + 875	1.25%	7/22/2020	641		625		647
NewWave Communications, Inc.	(2)	Media	L + 800	1.00%	10/30/2020	13,712		13,684		13,352
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 800	1.00%	4/30/2021	3,538		3,513		3,241
	(2)		L + 800	1.00%	4/30/2021	74,312		72,776		68,088

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Petrochoice Holdings, Inc.	(f)(h)(2)	Capital Goods	L + 875	1.00%	8/21/2023	$65,000	$	63,272	$	64,541
Plaskolite, LLC	(f)(2)	Materials	L + 825	1.00%	11/3/2023	33,543		32,605		33,879
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	29,376		28,675		28,970
Press Ganey Holdings, Inc.	(3)	Health Care Equipment & Services	L + 800	1.00%	10/21/2024	6,703		6,636		6,837
SI Organization, Inc.	(2)	Capital Goods	L + 875	1.00%	5/23/2020	87,673		86,737		88,623
SquareTwo Financial Corp.	(f)(j)(2)	Diversified Financials	L + 1000 PIK (L + 1000 Max PIK)	1.00%	5/24/2019	11,026		11,026		5,977
	(f)(j)(2)		L + 950 PIK (L + 950 Max PIK)	1.00%	5/24/2019	2,852		2,807		2,852
Valeo Foods Group Ltd. (IRL)	(f)(g)(i)(3)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125		43,749		36,074
Vertafore, Inc.	(f)(2)	Software & Services	L + 900	1.00%	6/30/2024	$81,500		79,179		82,722
Vestcom International, Inc.	(f)(2)	Consumer Services	L + 850	1.00%	4/28/2024	58,000		57,135		57,130
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 950	1.00%	7/12/2024	11,226		11,152		11,324
Total Senior Secured Loans—Second Lien							$	1,131,035	$	1,074,183

Senior Secured Bonds—4.9%
Artesyn Technologies, Inc.	(o)(p)	Technology Hardware & Equipment	9.75%		10/15/2020	$16,059	$	15,625	$	14,694
Calumet Specialty Products Partners, LP	(g)(o)(p)	Energy	11.50%		1/15/2021	13,398		13,199		15,307

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Direct ChassisLink, Inc.	(o)(p)	Transportation	10.00%		6/15/2023	$5,726	$	5,821	$	5,912
Guitar Center, Inc.	(o)(p)	Retailing	6.50%		4/15/2019	19,256		19,003		17,475
iPayment, Inc.	(f)(o)(p)	Software & Services	9.50%		12/15/2019	4,611		4,611		4,217
Louisiana Public Facilities Authority	(f)(k)(2)	Energy	L + 1000	1.50%	1/1/2020	34,330		33,586		13,026
	(f)(k)(p)(2)		L + 1000		1/1/2020	10,650		10,650		4,041
Maxim Crane, LP	(o)(p)	Capital Goods	10.13%		8/1/2024	3,821		3,821		4,088
NESCO, LLC	(o)(p)	Capital Goods	6.88%		2/15/2021	12,885		8,624		10,566
OAG Holdings, LLC	(f)(j)(k)	Energy	8.00%, 2.00% PIK (2.00% Max PIK)		12/20/2020	21,260		18,694		1,546
PQ Corp.	(o)(p)	Materials	6.75%		11/15/2022	1,052		1,052		1,126
RedPrairie Corp.	(o)(p)	Software & Services	7.38%		10/15/2024	13,805		13,805		14,305
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516		27,913		27,422
Towergate (GBR)	(g)(i)(o)(p)(GBP)	Insurance	8.75%		4/2/2020	£936		1,422		1,061
Total Senior Secured Bonds							$	177,826	$	134,786

Total Senior Debt							$	2,950,620	$	2,756,069

Subordinated Debt—23.3%
Alion Science & Technology Corp.	(f)(h)(p)	Capital Goods	11.00%		8/19/2022	$68,603	$	67,706	$	65,471

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Block Communications, Inc.	(o)(p)	Media	7.25%		2/1/2020	$845	$	849	$	856
Builders FirstSource, Inc.	(g)(o)(p)	Capital Goods	10.75%		8/15/2023	1,431		1,431		1,642
Cemex Materials, LLC	(o)(p)	Materials	7.70%		7/21/2025	58,454		61,983		61,669
ClubCorp Club Operations, Inc.	(o)(p)	Consumer Services	8.25%		12/15/2023	693		661		735
Datatel, Inc.	(o)(p)	Software & Services	9.00%		9/30/2023	3,320		3,212		3,519
Exemplis Corp.	(f)(j)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	19,398		19,398		19,689
GCI, Inc.	(o)	Telecommunication Services	6.75%		6/1/2021	890		885		912
	(o)		6.88%		4/15/2025	13,693		13,620		13,898
GCP Applied Technologies, Inc.	(g)(o)(p)	Materials	9.50%		2/1/2023	911		911		1,045
Genesys Telecommunications Laboratories Inc.	(o)(p)	Software & Services	10.00%		11/30/2024	17,516		17,516		18,611
Hilding Anders (SWE)	(f)(g)(i)(j)(q)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€112,535		130,162		77,837
	(f)(g)(i)(j)(k)(q)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	2,733		507		505
	(f)(g)(i)(j)(k)(q)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230		939		2
	(f)(g)(i)(j)(k)(q)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	34,358		12,697		6,349

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Hillman Group, Inc.	(o)(p)	Consumer Durables & Apparel	6.38%		7/15/2022	$559	$	540	$	525
Home Partners of America	(f)(3)	Real Estate	L + 700	1.00%	6/8/2023	75,000		73,540		74,815
JC Penney Corp., Inc.	(g)(o)	Retailing	5.65%		6/1/2020	8,354		6,003		8,239
Jo-Ann Stores, Inc.	(o)(p)	Retailing	8.13%		3/15/2019	10,186		10,136		10,135
Kenan Advantage Group, Inc.	(o)(p)	Transportation	7.88%		7/31/2023	25,773		25,624		26,031
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%		2/12/2022	11,555		11,350		11,752
	(f)(j)		12.00% PIK (12.00% Max PIK)		8/12/2025	9,999		9,840		10,219
MultiPlan, Inc.	(o)(p)	Health Care Equipment & Services	7.13%		6/1/2024	2,336		2,336		2,459
Platform Specialty Products Corp.	(g)(o)(p)	Materials	10.38%		5/1/2021	2,747		2,747		3,042
PQ Corp.	(f)(p)(2)	Materials	L + 1075	1.00%	5/1/2022	133,488		130,981		138,564
Riverbed Technology, Inc.	(o)(p)	Technology Hardware & Equipment	8.88%		3/1/2023	10,662		10,763		11,302
Solera Holdings, Inc.	(o)(p)	Software & Services	10.50%		3/1/2024	20,864		20,141		23,472
Surgery Center Holdings, Inc.	(g)(o)(p)	Health Care Equipment & Services	8.88%		4/15/2021	5,972		6,021		6,360
TIBCO Software, Inc.	(o)(p)	Software & Services	11.38%		12/1/2021	22,443		21,963		22,443

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Vertiv Co.	(o)(p)	Technology Hardware & Equipment	9.25%		10/15/2024	$19,178	$	19,178	$	20,329
Total Subordinated Debt							$	683,640	$	642,427

Structured Products—7.6%
Central Park Leasing SARL (LUX), Partnership Interest	(f)(g)(i)*	Capital Goods				N/A	$	64,367	$	64,509
Comet Aircraft SARL (LUX), Common Shares	(f)(g)(i)(q)	Capital Goods				549,451		49,618		49,157
Guardian Investors, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A		8,860		3,704
Innovating Partners, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A		11,363		4,372
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(g)(q)*	Diversified Financials				N/A		13,200		9,835
LSF IX Java Investments, Ltd (IRL), Facility B	(f)(g)(i)(r)(6)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406		51,178		51,073
Trade Finance Funding I, Ltd. 2013—1A Class B (CYM)	(f)(g)(i)(p)	Diversified Financials	10.75%		11/13/2018	$28,221		28,221		28,221
Total Structured Products							$	226,807	$	210,871

Equity/Other—15.1%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	$	7,350	$	6,685
AltEn, LLC, Membership Units	(f)*	Energy				2,384		2,955		—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(i)*(EUR)	Automobiles & Components			12/31/2017	9,991		4,636		3,379
	(f)(g)(i)*(EUR)				12/31/2018	9,991		4,785		3,413

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)		Fair Value
Belk, Inc., Units	(f)	Retailing				1,642	$7,846	$	4,600
Cengage Learning Holdings II, LP, Common Stock	(f)	Media				227,802	7,529		4,985
Education Management Corp., Common Stock	(f)*	Consumer Services				3,779,591	1,047		—
Education Management Corp., Warrants	(f) *				1/5/2022	2,320,791	371		—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment				N/A	5,636		5,421
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	65,145		65,145
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*	Software Services				1,050,465	—		—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					2,768,806	—		—
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*					40,529	—		—
Genesys Telecommunications Laboratories, Inc., Class A1 – A5 Shares	(f)					3,463,150	120		686
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					41,339	—		—
Hilding Anders (SWE), Arle PIK Interest	(f)(g)(i)(l)*(EUR)	Consumer Durables & Apparel				N/A	—		—
Hilding Anders (SWE), Class A Common Stock	(f)(g)(i)(q)*(SEK)					4,503,408	132		—
Hilding Anders (SWE), Class B Common Stock	(f)(g)(i)(q)*(SEK)					574,791	25		—
Hilding Anders (SWE), Class C Common Stock	(f)(g)(i)(q)*(SEK)					213,201	—		—
Hilding Anders (SWE), Equity Options	(f)(g)(i)(q)*(SEK)				12/31/2020	236,160,807	14,988		2,253

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Home Partners of America, Inc., Common Stock	(f)(l)*	Real Estate				98,053	$	99,725	$	113,013
Home Partners of America, Inc., Warrants	(f)(l)*				8/7/2024	2,674		292		607
iPayment, Inc., Common Stock	(f)*	Software & Services				538,143		1,988		950
Jacuzzi Brands, Inc., Warrants	(f)*	Capital Goods			7/3/2019	49,888		—		1,400
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451		872		3,025
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(g)(i)(s)*(AUD)	Consumer Services				1,588,469		1,019		—
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451		6,541		—
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy				N/A		2,354		—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(g)(i)(l)*	Transportation				1,964		3,069		—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(g)(i)(j)(l)(t)		9.00%			52,782		51,825		20,502
Petroplex Acidizing, Inc., Warrants	(f)*	Energy			12/29/2026	8		—		—
Polyconcept North America Holdings, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376		2,938		2,708
PQ Corp., Class B Common Stock	(f)*	Materials				18,059		3,337		3,077
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(i)*(GBP)	Insurance				16,450		—		—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(i)*(GBP)					6,113,719		9,064		6,962

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)		Fair Value
SquareTwo Financial Corp., Series A Preferred Stock	(f)(k)	Diversified Financials	12.50%			16,044	$5,457	$	—
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	47,487		50,638
Strategic Credit Opportunities Partners, LLC, Units	(f)(g)(q)*	Diversified Financials				92,400	92,400		98,998
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—		1,249
Toorak Capital Partners, LLC, Membership Interest	(f)(g)(q)*	Diversified Financials				N/A	6,984		6,984
Towergate (GBR), Ordinary Shares	(f)(g)(i)*(GBP)	Insurance				116,814	173		133
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760		9,107
Total Equity/Other							$465,850	$	415,920

Total Investments, excluding Short Term Investments — 145.9%							$4,326,917	$	4,025,287

Short Term Investments—0.0%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(u)		0.74%			5,522	$6	$	6
Total Short Term Investments							$6	$	6

TOTAL INVESTMENTS — 145.9%(v)							$4,326,923	$	4,025,293

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.8%)									(1,265,961)

NET ASSETS—100.0%								$	2,759,332

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)		Fair Value
Collateral on Deposit with Custodian—3.4%
Bank of Nova Scotia—Certificate of Deposit					3/31/2017	$95,000	$	95,000	$	95,000
Total Collateral on Deposit with Custodian							$	95,000	$	95,000

Derivative Instruments (Note 4)—1.5%
Cross currency swaps	(f)						$	—		26,497
Foreign currency forward contracts	(f)						$	—		3,504
Interest rate swaps	(f)						$	—		8,862
Total return swaps	(f)(g)						$	—		3,397
Total Derivative Instruments							$	—	$	42,260

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Represents maturity of debt securities and expiration of applicable equity investments.

(d)	Denominated in U.S. dollars unless otherwise noted.

(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).

(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.7% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(h)	Security or portion thereof was held within CCT SE I LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of December 31, 2016.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(i)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(j)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(k)	Investment was on non-accrual status as of December 31, 2016.

(l)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represented 8.3% of the Company’s net assets. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these affiliated investments were as follows (amounts in thousands):

		Year Ended December 31, 2016				Year Ended December 31, 2016
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$-	$-	$-	$-	$-	$-	$-	$-	$-
Term Loan	9,353	-	-	(620)	8,733	-	-	-	-
Hilding Anders (1)
Subordinated Debt	94,473	13,976	(149,132)	40,683	-	(4,827)	12,798	-	-
Class A Common Stock	-	-	(132)	132	-	-	-	-	-
Class B Common Stock	-	-	(25)	25	-	-	-	-	-
Equity Options	213	-	(14,988)	14,775	-	-	-	-	-
Home Partners of America, Inc.
Common Stock	76,608	26,518	-	9,887	113,013	-	-	-	-
Warrants	370	-	-	237	607	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	-	-	-	-	-	-	-	-	-
Series A Preferred Stock	38,082	8,838	-	(26,418)	20,502	-	-	-	1,810

Totals	$219,099	$49,332	$(164,277)	$38,701	$142,855	$(4,827)	$12,798	$-	$1,810

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	Includes payment-in-kind interest income.

(1)	The company acquired additional shares of the outstanding voting securities of this portfolio company on December 31, 2016, resulting in the investments being classified as controlled investments as of December 31, 2016.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(m)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.

(n)	Position or portion thereof unsettled as of December 31, 2016.

(o)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10 “Borrowings” for additional information.

(p)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2016 represented 6.3% of the Company’s net assets. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2016				Year Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$—	$—	$(2,969)	$49,157	$—	$—	$—	$4,001
Guardian Investors, LLC	11,821	—	(1,569)	(6,548)	3,704	—	—	—	894
Hilding Anders
Subordinated Debt	—	144,305	—	(59,612)	84,693	—	—	—	—
Arle PIK Interest	—	—	—	—	—	—	—	—	—
Class A Common Stock	—	132	—	(132)	—	—	—	—	—
Class B Common Stock	—	25	—	(25)	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	—	14,988	—	(12,735)	2,253	—	—	—	—
Innovating Partners, LLC	16,826	—	(2,509)	(9,945)	4,372	—	—	—	1,182
KKR BPT Holdings
Aggregator, LLC	7,125	3,700	—	(990)	9,835	—	—	—	—
Strategic Credit
Opportunities Partners, LLC	—	92,400	—	6,598	98,998	—	—	—	—
Toorak Capital Partners, LLC	—	6,984	—	—	6,984	—	—	—	—

Totals	$87,898	$262,534	$(4,078)	$(86,358)	$259,996	$—	$—	$—	$6,077

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(r)	Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.

(s)	Expiration date contingent on certain events pursuant to underlying agreements.

(t)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.

(u)	7-day effective yield as of December 31, 2016.

(v)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $90,073; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $388,565; the net unrealized depreciation was $298,492; the aggregate cost of securities for Federal income tax purposes was $4,323,785.

*	Non-income producing security.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(1)	Not used.

(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

(4)	The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at December 31, 2016 was 1.69%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

(5)	The interest rate on these investments is subject to the base rate of 3-month EURIBOR, which at December 31, 2016 was (0.32%). The current base rate for each investment may be different from the reference rate on December 31, 2016.

(6)	The interest rate on these investments is subject to the base rate of 1-month EURIBOR, which at December 31, 2016 was (0.37%). The current base rate for each investment may be different from the reference rate on December 31, 2016.

(7)	The interest rate on these investments is subject to the base rate of PRIME, which at December 31, 2016 was 3.75%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.720 as of December 31, 2016.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.052 as of December 31, 2016.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.234 as of December 31, 2016.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.109 as of December 31, 2016.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

FRA - France

GBR - United Kingdom

IRL - Ireland

JEY - Jersey

LUX - Luxembourg

NLD - The Netherlands

SGP - Singapore

SPN - Spain

SWE - Sweden

VGB - British Virgin Islands

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate

P = PRIME – U.S. Prime Rate

PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Senior Secured Loans—First Lien—61.5%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 600	1.00%	12/7/2021	$106,016	$	101,282	$	101,245
ABILITY Network, Inc.	(e)(g)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	19,962		19,785		19,762
Agro Merchants NAI Holdings, LLC	(e)(f)	Transportation	L + 700	1.00%	10/1/2020	71,696		70,998		70,132
Algeco/Scotsman (LUX)	(h)(i)(j)(f)(k)	Consumer Durables & Apparel	15.75% PIK (15.75% Max PIK)		5/1/2018	35,983		32,642		6,273
AltEn, LLC	(f)(j)(k)(l)(m)	Energy	L + 900 PIK (L + 900 Max PIK)	1.00%	9/12/2018	33,055		29,834		9,353
American Freight, Inc.	(e)(f)	Retailing	L + 625	1.00%	10/31/2020	32,363		32,227		31,978
Amtek Global Technology Pte. Ltd. (SGP)	(f)(h)(i)(n)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€59,707		60,594		58,235
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	61,150		62,059		59,642
	(f)(h)(i)(n)(EUR)		E + 900	1.00%	11/10/2019	8,515		8,641		8,305
Applied Systems, Inc.	(e)(g)	Software & Services	L + 325	1.00%	1/25/2021	$648		644		637
Belk, Inc.	(e)	Retailing	L + 475	1.00%	11/18/2022	4,230		4,030		3,744
BeyondTrust Software, Inc.	(e)(f)	Software & Services	L + 700	1.00%	9/25/2019	12,882		12,768		12,477
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 550	1.00%	4/15/2021	3,869		3,807		3,826
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	L + 725		3/1/2017	10,800		10,164		9,639
California Pizza Kitchen, Inc.	(e)(g)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	17,012		16,471		15,800

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Casual Dining Bidco Limited	(f)(h)(i)(w)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	$	60,143	$	58,279
Charlotte Russe, Inc.	(e)	Retailing	L + 550	1.25%	5/22/2019	$4,478		4,457		3,119
	(e)		L + 550	1.25%	5/22/2019	18,291		18,155		12,895
CityCenter Holdings, LLC	(g)(l)	Real Estate	L + 325	1.00%	10/16/2020	5,773		5,729		5,742
David’s Bridal, Inc.	(e)(g)	Retailing	L + 400	1.25%	10/11/2019	8,368		8,170		6,971
Distribution International, Inc.	(g)(l)	Retailing	L + 500	1.00%	12/10/2021	6,359		6,303		5,914
EagleView Technology Corp.	(e)	Software & Services	L + 425	1.00%	7/15/2022	6,930		6,864		6,794
Emerald Performance Materials, LLC	(g)(l)	Materials	L + 350	1.00%	7/30/2021	635		632		624
Exemplis Corp.	(e)(f)	Commercial & Professional Services	L + 650	1.00%	3/23/2022	67,777		67,163		67,974
Football Association of Ireland (IRL)	(f)(h)(i)(EUR)	Consumer Durables & Apparel	6.40%		12/20/2020	€41,615		55,884		46,258
Greystone & Co., Inc.	(e)(f)	Diversified Financials	L + 800	1.00%	3/26/2021	$33,581		33,107		32,228
Grocery Outlet, Inc.	(e)(g)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	2,953		2,962		2,849
Gymboree Corp.	(e)	Retailing	L + 350	1.50%	2/23/2018	11,892		10,958		6,142
Hanson Building Products North America	(e)(g)(i)	Materials	L + 550	1.00%	3/13/2022	22,995		22,802		22,363
Harbor Freight Tools USA, Inc.	(e)(g)	Capital Goods	L + 375	1.00%	7/26/2019	2,823		2,828		2,824
Hillman Group, Inc.	(e)(g)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	829		831		804

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)			Cost (d)		Fair Value
iPayment, Inc.	(e)(g)	Software & Services	L + 525	1.50%	5/8/2017		$29,163	$	29,016	$	28,037
Jacuzzi Brands, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	7/3/2019		18,200		17,960		18,054
Jacuzzi Brands, Inc. (LUX)	(e)(f)(h)	Capital Goods	L + 650	1.25%	7/3/2019		20,118		19,853		19,956
KeyPoint Government Solutions, Inc.	(e)(f)	Capital Goods	L + 650	1.25%	11/13/2017		32,217		31,949		32,242
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(h)(i)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021		29,176		21,471
Koosharem, LLC	(e)(g)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$42,645		42,283		40,087
Kurt Geiger Ltd. (GBR)	(f)(h)(i)(j)(GBP)	Consumer Durables & Apparel	10.00% 1.00% PIK (1.00% Max PIK)		4/8/2019		£47,339		78,021		71,880
Marshall Retail Group, LLC	(e)(f)	Retailing	L + 600	1.00%	8/25/2020		$16,636		16,483		15,088
MCS AMS Sub-Holdings, LLC	(e)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		26,981		26,353		22,124
MSX International, Inc.	(e)	Software & Services	L + 500	1.00%	8/18/2020		2,368		2,270		2,362
Neiman Marcus Group, LLC	(e)(g)	Retailing	L + 325	1.00%	10/25/2020		4,926		4,863		4,374
New Enterprise Stone & Lime Co., Inc.	(e)(f)	Capital Goods	L + 700	1.00%	2/12/2019		56,298		56,298		55,234
Nine West Holdings, Inc.	(e)(g)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,417		13,214		9,486
NMI Holdings, Inc.	(f)(i)(o)	Insurance	L + 750	1.00%	11/15/2018		37,810		37,447		37,610

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor		Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
P & L Development, LLC	(f)(j)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750 1.00% PIK (1.00% Max PIK)			5/1/2020	$56,305	$55,805	$53,634
Pacific Union Financial, LLC	(f)(l)	Diversified Financials	L + 800	1.00%		5/31/2019	60,650	59,793	58,703
Paradigm Acquisition Corp.	(e)	Health Care Equipment & Services	L + 500	1.00%		6/2/2022	11,036	10,881	10,833
Payless, Inc.	(e)(f)	Retailing	L + 625	1.00%		3/2/2019	12,973	12,771	12,766
Petroplex Acidizing, Inc.	(e)(f)(j)	Energy	L + 625 1.75% PIK (1.75% Max PIK)	1.00%		12/4/2019	36,623	36,173	28,473
Plaskolite, LLC	(e)(g)	Materials	L + 475	1.00%		11/3/2022	3,250	3,218	3,234
Proserv Acquisition, LLC	(e)(i)	Energy	L + 538	1.00%		12/22/2021	27,309	21,576	19,344
Proserv Acquisition, LLC (GBR)	(e)(h)(i)	Energy	L + 538	1.00%		12/22/2021	16,029	12,663	11,354
Raley’s	(e)	Food & Staples Retailing	L + 625	1.00%		4/10/2022	29,216	28,259	29,070
RedPrairie Corp.	(e)(g)	Software & Services	L + 500	1.00%		12/21/2018	26,276	25,400	23,498
Riverbed Technology, Inc.	(e)(g)	Technology Hardware & Equipment	L + 500	1.00%		4/24/2022	7,672	7,636	7,652
SARquavitae Servicios a la Dependencia, S.L. (LUX)	(f)(h)(i)(n)(EUR) (f)(h)(i)(n)(EUR) (f)(h)(i)(n)(EUR)	Health Care Equipment & Services	E + 800 E + 800 E + 800	1.00 1.00 1.00	% % %	9/30/2022 9/30/2022 9/30/2022	€3,131 14,306 28,297	3,226 14,741 29,158	3,304 15,096 29,861

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
TIBCO Software, Inc.	(g)(l)	Software & Services	L + 550	1.00%	12/4/2020	$57,661	$	56,102	$	52,543
Traverse Midstream Partners, LLC	(f)(l)	Energy	L + 1000	1.00%	11/10/2020	17,611		17,267		16,301
TTM Technologies, Inc.	(e)(i)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	11,950		11,562		10,845
Tweddle Group, Inc.	(e)(f)	Automobiles & Components	L + 675	1.00%	4/7/2020	42,905		42,069		42,590
Waste Pro USA, Inc.	(e)(f)	Transportation	L + 750	1.00%	10/15/2020	36,314		36,314		35,891
Willbros Group, Inc.	(e)(f)	Energy	L + 975	1.25%	12/15/2019	26,467		26,467		25,686
Z Gallerie, Inc.	(e)(f)	Retailing	L + 650	1.00%	10/8/2020	32,273		31,962		32,157
Total Senior Secured Loans—First Lien							$	1,721,163	$	1,593,668

Senior Secured Loans—Second Lien—42.4%
Abaco Systems, Inc.	(e)(f)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$	62,107	$	62,104
Angelica Corp.	(e)(f)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	50,869		50,869		44,179
Applied Systems, Inc.	(e)(g)	Software & Services	L + 650	1.00%	1/24/2022	36,703		36,953		34,134
Belk, Inc.	(f)	Retailing	10.50%		6/12/2023	99,615		97,627		95,730
Brake Bros Ltd. (GBR)	(h)(i)(j)(w)(GBP)	Food & Staples Retailing	L + 325 3.00% PIK (3.00% Max PIK)		3/12/2017	£3,480		5,014		5,130
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L + 925	1.00%	4/15/2022	$23,855		23,678		21,947

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
CPI International, Inc.	(e)(f)	Capital Goods	L + 700	1.00%	9/16/2017	$28,000	$	27,504	$	27,175
CTI Foods Holding Co., LLC	(e)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219		22,954		21,129
Deltek, Inc.	(e)(g)	Software & Services	L + 850	1.00%	6/17/2023	62,369		61,775		61,823
EagleView Technology Corp.	(e)	Software & Services	L + 825	1.00%	7/14/2023	33,000		32,522		31,639
Emerald Performance Materials, LLC	(g)(l)	Materials	L + 675	1.00%	8/1/2022	2,041		2,032		1,939
Excelitas Technologies Corp.	(e)(f)(j)	Technology Hardware & Equipment	L + 975 3.00% PIK (3.00% Max PIK)	1.00%	4/29/2021	110,862		110,862		102,760
Genoa, a QoL Healthcare Co., LLC	(e)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	6,403		6,342		6,019
Greenway Medical Technologies	(e)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	23,057		22,779		22,135
Grocery Outlet, Inc.	(e)(g)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	49,688		48,285		49,005
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	12.00% PIK (12.00% Max PIK)		1/31/2019	€25,598		29,189		24,415
	(f)(h)(i)(j)(EUR)		12.00% PIK (12.00% Max PIK)		1/31/2019	3,485		3,747		3,324
Gypsum Management & Supply, Inc.	(e)(g)	Capital Goods	L + 675	1.00%	4/1/2022	$14,802		14,411		13,886
iParadigms Holdings, LLC	(e)	Software & Services	L + 725	1.00%	7/29/2022	24,366		24,205		23,879

See notes to consolidated financial statements

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Learfield Communications, Inc.	(e)	Media	L + 775	1.00%	10/8/2021	$26,434	$	26,620	$	26,170
Lightower Fiber, LLC	(e)(g)	Telecommunication Services	L + 675	1.25%	4/12/2021	29,022		28,565		28,097
Maxim Crane, LP	(g)(l)	Capital Goods	L + 925	1.00%	11/26/2018	970		988		960
Misys Ltd. (GBR)	(g)(h)(i)	Software & Services	12.00%		6/12/2019	3,000		3,259		3,215
NEP Group, Inc.	(e)(g)	Media	L + 875	1.25%	7/22/2020	1,150		1,116		1,087
NewWave Communications	(e)	Media	L + 800	1.00%	10/30/2020	13,712		13,678		13,370
P2 Energy Solutions, Inc.	(e)(i)	Software & Services	L + 800	1.00%	4/30/2021	74,312		72,439		62,236
	(e)(g)(i)		L + 800	1.00%	4/30/2021	9,283		9,210		7,774
Petrochoice Holdings, Inc.	(f)(l)	Capital Goods	L + 875	1.00%	8/21/2023	50,000		49,024		47,943
Plaskolite, LLC	(e)(f)	Materials	L + 825	1.00%	9/14/2023	29,350		28,410		27,990
Polyconcept Finance B.V. (NLD)	(f)(h)(i)(l)	Consumer Durables & Apparel	L + 875	1.25%	6/28/2020	46,727		46,727		45,852
Progressive Solutions	(l)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	17,145		17,007		16,974
RedPrairie Corp.	(e)	Software & Services	L+1000	1.25%	12/21/2019	39,868		37,602		32,925
Safety Technology Holdings, Inc.	(e)(f)	Technology Hardware & Equipment	L + 825	1.00%	6/2/2020	30,402		29,834		30,244
SI Organization, Inc.	(e)	Capital Goods	L + 800	1.00%	5/23/2020	56,000		55,558		55,020
Talbots, Inc.	(e)(g)	Retailing	L + 850	1.00%	3/19/2021	8,022		7,993		7,567

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Valeo Foods Group Ltd. (IRL)	(f)(h)(i)(x)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	$	43,633	$	41,005
Total Senior Secured Loans—Second Lien							$	1,154,518	$	1,100,781

Senior Secured Bonds—7.1%
Altice International S.A.R.L. (LUX)	(h)(i)(r)(s)	Media	6.63%		2/15/2023	$1,420	$	1,420	$	1,402
Artesyn Technologies, Inc.	(g)(r)(s)	Technology Hardware & Equipment	9.75%		10/15/2020	24,387		23,937		21,643
Guitar Center, Inc.	(r)(s)	Retailing	6.50%		4/15/2019	27,739		27,336		23,578
Hot Topic, Inc.	(r)(s)	Consumer Durables & Apparel	9.25%		6/15/2021	887		961		785
iPayment, Inc.	(r)(s)	Software & Services	9.50%		12/15/2019	8,597		8,597		8,919
Louisiana Public Facilities Authority	(f)(k)	Energy	11.50%		1/1/2020	34,330		33,586		32,946
	(f)(k)(r)		L + 1000		1/1/2020	10,650		10,650		10,159
NESCO, LLC	(r)(s)	Capital Goods	6.88%		2/15/2021	12,190		8,153		7,314
New Enterprise Stone & Lime Co., Inc.	(j)(s)	Capital Goods	7.00% 6.00% PIK (12.00% Max PIK)		3/15/2018	36,933		39,189		37,672
OAG Holdings, LLC	(f)(j)	Energy	8.00% 2.00% PIK (2.00% Max PIK)		12/20/2020	20,834		18,376		2,879
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516		27,836		27,173

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
SquareTwo Financial Corp.	(k)(s)	Banks	11.63%		4/1/2017	$16,044	$	15,885	$	8,824
Towergate (GBR)	(h)(i)(s)(GBP)	Insurance	8.75%		4/2/2020	£936		1,424		1,215
Total Senior Secured Bonds							$	217,350	$	184,509

Total Senior Debt							$	3,093,031	$	2,878,958

Subordinated Debt—17.6%
Alion Science & Technology Corp.	(f)(r)	Capital Goods	11.00%		8/19/2022	$68,603	$	67,598	$	64,606
Block Communications, Inc.	(r)(s)	Media	7.25%		2/1/2020	463		473		461
Builders FirstSource, Inc.	(i)(r)(s)	Capital Goods	10.75%		8/15/2023	15,522		15,522		15,405
Cemex Materials, LLC	(r)(s)	Materials	7.70%		7/21/2025	58,454		62,281		55,209
Cequel Communications Holdings, LLC	(r)(s)	Media	5.13%		12/15/2021	20,751		20,536		18,676
	(i)(r)(s)		7.75%		7/15/2025	20,456		20,135		18,717
CHS/Community Health Systems, Inc.	(i)(s)	Health Care Equipment & Services	6.88%		2/1/2022	114		114		108
Datatel, Inc.	(r)(s)	Software & Services	9.00%		9/30/2023	3,120		3,014		3,015
Essar Steel Algoma, Inc. (CAN)	(h)(i)(j)(k)(s)	Materials	14.00% PIK (14.00% Max PIK)		2/13/2020	5,069		4,383		1
Exemplis Corp.	(e)(f)(j)	Commercial & Professional Services	L + 700 2.00% PIK (2.00% Max PIK)		3/23/2020	25,167		25,167		24,854

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
GCI, Inc.	(s)	Telecommunication Services	6.75%		6/1/2021	$2,430	$2,424	$2,466
	(s)		6.88%		4/15/2025	30,141	29,979	30,819
Global Closure Systems (FRA)	(f)(h)(i)(j)(EUR)	Materials	13.00% PIK (13.00% Max PIK)		11/15/2019	€22,936	29,782	25,175
Gruppo Argenta S.p.A. (LUX)	(f)(h)(i)(j)(EUR)	Retailing	15.00% PIK (15.00% Max PIK)		11/11/2018	773	1,035	658
Hilding Anders (SWE)	(f)(h)(i)(j)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	105,174	125,732	92,984
	(f)(h)(i)(j)(k)(m)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	19,813	939	0
	(f)(h)(i)(j)(k)(m)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	9,860	8,485	1,489
Hillman Group, Inc.	(r)(s)	Consumer Durables & Apparel	6.38%		7/15/2022	$3,953	3,812	3,281
Hot Topic, Inc.	(j)(r)(s)	Consumer Durables & Apparel	12.00% (12.75% Max PIK)		5/15/2019	9,662	9,616	8,068
IMS Health, Inc.	(i)(r)(s)	Health Care Equipment & Services	6.00%		11/1/2020	9,513	9,880	9,798
JC Penney Corp., Inc.	(i)(s)	Retailing	5.65%		6/1/2020	8,440	6,069	6,752

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)	Cost (d)		Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(h)(i)*(EUR)	Automobiles & Components			12/31/2017		9,991	$4,636	$	4,551
	(f)(h)(i)*(EUR)				12/31/2018		9,991	4,785		4,754
Belk, Inc., Common Stock	(f)*	Retailing					1,642	9,961		9,510
Cengage Learning Holdings II, LP, Common Stock		Media					227,802	7,529		5,239
Education Management Corp., Common Stock	(f)*	Consumer Services					3,779,591	1,047		—
Education Management Corp., Warrants	(f)*				1/5/2022		2,320,791	371		—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment					N/A	5,636		3,199
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(i)	Diversified Financials					N/A	33,881		33,881
Genesys Telecommunications Laboratories, Inc., Common Stock	(f)*	Software & Services					5,775	449		712
Global Closure Systems (FRA), Limited Partnership Interest	(f)(h)(i)*(EUR)	Materials					N/A	823		1,911
Gruppo Argenta S.p.A. (LUX), Warrants	(f)(h)(i)*(EUR)	Retailing			(y	)	225,289	5,342		2,332
Hilding Anders (SWE), Class A Common Stock	(f)(h)(i)(m)*(SEK)	Consumer Durables & Apparel					1,394,288	132		—
Hilding Anders (SWE), Class B Common Stock	(f)(h)(i)(m)*(SEK)						260,253	25		—
Hilding Anders (SWE), Equity Options	(f)(h)(i)(m)*(SEK)				12/31/2020		236,160,807	14,988		213
Home Partners of America, Inc., Common Stock	(f)(m)*	Real Estate					73,500	73,208		76,608
Home Partners of America, Inc., Warrants	(f)(m)*				8/7/2024		2,675	292		370
iPayment, Inc., Common Stock	(f)*	Software & Services					538,144	1,988		2,296

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount (c)		Cost (d)		Fair Value
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel					5,451	$	872	$	2,289
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(h)(i)*(AUD)	Consumer Services			(y	)	1,588,469		1,019		—
Kurt Geiger Ltd. (GBR), Common Stock	(f)(h)(i)	Consumer Durables & Apparel					5,451		65		14,272
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel					5,451		6,541		82
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy					N/A		2,354		—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(h)(i)(m)*	Transportation					1,964		3,069		—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(h)(i)(m)		9.00%				43,945		42,987		38,082
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(i)	Diversified Financials					N/A		42,756		42,926
Stuart Weitzman, Inc., Other	(f)	Consumer Durables & Apparel					N/A		—		1,127
SUN NewCo, Common Shares A	(f)(i)*(GBP)	Insurance					16,450		—		—
SUN NewCo, Preference B Shares	(f)(i)*(GBP)						6,113,719		9,065		9,752
Towergate (GBR), Ordinary Shares	(f)(h)(i)*(GBP)	Insurance					116,814		173		186
Willbros Group, Inc., Common Stock	*	Energy					2,810,814		7,760		7,561
Total Equity/Other								$	292,059	$	269,808

Total Investments, excluding Short Term Investments — 143.5%								$	4,022,031	$	3,722,261

Short Term Investments—0.3%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(g)(u)		0.14%				3,669,013	$	3,669	$	3,669

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

		Year Ended December 31, 2015				Year Ended December 31, 2015
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)+	Gross Reductions (Cost)++	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015	Net Realized Gain (Loss)	Interest Income+++	Fee Income	Dividend Income
AltEn, LLC
Common Stock	$2,787	$-	$-	$(2,787)	$-	$-	$-	$-	$-
Term Loan	25,792	3,011	-	(19,450)	9,353	-	2,237	-	-
Hilding Anders
Subordinated Debt	110,973	14,867	-	(31,367)	94,473	-	13,549	-	-
Class A Common Stock	257	-	-	(257)	-	-	-	-	-
Class B Common Stock	48	-	-	(48)	-	-	-	-	-
Equity Options	11,724	-	-	(11,511)	213	-	-	-	-
Home Partners of America, Inc.
Common Stock	22,223	51,267	-	3,118	76,608	-	-	-	-
Warrants	78	215	-	77	370	-	-	-	-
Warrants Delivery Rights	32	-	(32)	-	-	-	-	-	-
Orchard Marine, Ltd.
Class B Common Stock	3,001	-	-	(3,001)	-	-	-	-	-
Series A Preferred Stock	23,760	19,395	-	(5,073)	38,082	-	-	-	1,505
VSK Holdings, Ltd.
Class B Preferred Shares	2,597	-	-	(2,597)	-	-	-	-	-

Totals	$203,272	$88,755	$(32)	$(72,896)	$219,099	$-	$15,786	$-	$1,505

+	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

++	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

+++	Includes payment-in-kind interest income.

(n)	The interest rate on these investments is subject to the base rate of 3-Month EURIBOR, which at December 31, 2015 was -0.13%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(o)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2015 was 0.85%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(p)	Position or portion thereof unsettled as of December 31, 2015.

(q)	The interest rate on these investments is subject to the base rate of 1-Month EURIBOR, which at December 31, 2015 was -0.21%. The current base rate for each investment may be different from the reference rate on December 31, 2015.

(r)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(s)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Exchange Act subject to the limits of the Rehypothecation Agreement. See Note 10, “Borrowings “ for additional information.

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

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”) and approximately 181 million shares of common stock through its follow-on continuous public offering (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” In February 2016, the Company closed the Follow-On Offering to investors who purchased shares through the independent broker-dealer channel. The Follow-On Offering remained open to investors who purchased through the registered investment advisor channel. In October 2016, the Company closed the Follow-On Offering to new investors.

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015. As of December 31, 2016, the Company has not yet offered any securities pursuant to the Shelf Registration Statement.

As of December 31, 2016, the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT SE I LLC (“CCT SE”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

2.	Significant Accounting Policies (continued)

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

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments the market prices of which are not readily available, as described below:

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

2.	Significant Accounting Policies (continued)

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

2.	Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements – In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity (“VIE”) and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The application of this guidance has not had material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Prior to adoption of this ASU, the Company included all deferred financing costs in prepaid and other deferred expenses in the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified the deferred financing costs related to the Company’s term loan to be a direct deduction from the carrying amount of the term loan payable in the consolidated statements of assets and liabilities. The Company also retrospectively reclassified $3.93 million of unamortized deferred financing costs that were previously presented as prepaid and other deferred expenses as of December 31, 2015.

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

2.	Significant Accounting Policies (continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on December 31, 2016 and has determined that adoption will not materially impact the presentation of the Company’s consolidated cash flows.

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

As of December 31, 2016 and 2015, the Company’s investment portfolio consisted of the following (in thousands):

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,641,759	$1,547,100	38.4%	56.1%
Senior secured loans – second lien	1,131,035	1,074,183	26.7	38.9
Senior secured bonds	177,826	134,786	3.4	4.9

Total senior debt	2,950,620	2,756,069	68.5	99.9
Subordinated debt	683,640	642,427	16.0	23.3
Structured products	226,807	210,871	5.2	7.6
Equity/Other (1)	465,850	415,920	10.3	15.1

Subtotal	4,326,917	4,025,287	100.0%	145.9%

Short-term investments	6	6		—

Total investments	$4,326,923	$4,025,293		145.9%

(1)	Includes the Company’s investment in Strategic Credit Opportunities Partners, LLC.

	As of December 31, 2015
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,721,163	$1,593,668	42.8%	61.5%
Senior secured loans – second lien	1,154,518	1,100,781	29.6	42.4
Senior secured bonds	217,350	184,509	5.0	7.1

Total senior debt	3,093,031	2,878,958	77.4	111.0
Subordinated debt	525,301	457,287	12.3	17.6
Structured products	111,640	116,208	3.1	4.5
Equity/Other	292,059	269,808	7.2	10.4

Subtotal	4,022,031	3,722,261	100.0%	143.5%

Short-term investments	7,071	7,071		0.3

Total investments	$4,029,102	$3,729,332		143.8%

3.	Investments (continued)

As of December 31, 2016, investments on non-accrual status represented 5.5% and 1.6% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, debt investments on nonaccrual status represented 3.6% and 2.1% of total investments on an amortized cost basis and fair value basis, respectively.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of December 31, 2016 and 2015 were as follows:

	As of December 31,
Industry Composition	2016	2015
Capital Goods	21.2%	16.7%
Diversified Financials	10.4	6.2
Software & Services	8.7	11.2
Retailing	7.9	8.3
Materials	6.0	3.9
Automobiles & Components	5.9	4.8
Real Estate	5.4	2.2
Health Care Equipment & Services	4.9	4.8
Technology Hardware & Equipment	4.4	4.7
Consumer Durables & Apparel	4.2	9.6
Energy	4.0	4.4
Transportation	4.0	4.7
Consumer Services	3.0	2.4
Commercial & Professional Services	2.1	4.2
Food, Beverage & Tobacco	1.4	1.7
Pharmaceuticals, Biotechnology & Life Sciences	1.4	1.4
Food & Staples Retailing	1.3	2.7
Insurance	1.1	1.3
Telecommunication Services	0.9	2.2
Household & Personal Products	0.9	—
Remaining Industries	0.9	2.6

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	83.7%	78.4%
Luxembourg	4.7	4.3
Singapore	3.5	3.6
Ireland	2.2	2.3
Sweden	2.2	2.5
United Kingdom	1.5	4.4
Cayman Islands	0.7	0.8
Spain	0.5	—
British Virgin Islands	0.5	1.0
Australia	0.3	0.6
Remaining Countries	0.2	2.1

Total	100.0%	100.0%

Local Currency
U.S. Dollar	88.7%	84.1%
Euro	8.6	10.3
British Pound Sterling	2.3	5.0
Australian Dollar	0.3	0.6
Swedish Krona	0.1	—

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

3.	Investments (continued)

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

In August 2016, the Company and Conway completed the initial funding of SCJV. As part of the initial funding, the Company sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. The Company recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In December 2016, the Company sold investments with a fair value of $45.88 million to SCJV. The Company recognized a net realized gain of $1.03 million in connection with the transaction.

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “BAML Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.5% of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV also pays a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The BAML Credit Facility matures on August 15, 2018. As of December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $152.00 million.

As of December 31, 2016, SCJV had total investments with a fair value of $248.60 million. As of December 31, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2016:

December 31, 2016
Total debt investments (1)	$250,320
Weighted average current interest rate on debt investments (2)	7.08%
Number of borrowers in SCJV	36
Largest loan to a single borrower (1)	$21,214

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3.	Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2016 (in thousands)

Company (a)	Footnotes	x Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans - First Lien—130.9%
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,812	$8,713	$8,856
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,977	9,056	9,056
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,198	3,718	3,635
CityCenter Holdings, LLC	(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,781	4,818
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	7,417	7,050	7,021
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	6,792	6,367	6,025
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,923	2,891	2,927
Gymboree Corp.	(e)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	2,344
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 300	0.75%	8/18/2023	2,677	2,688	2,719
inVentive Health, Inc.	(1)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,750	8,833	8,842
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,214	18,858	19,225
MedAssets, Inc.	(3)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,073	7,136	7,179
Neiman Marcus Group, LLC	(3)	Retailing	L + 325	1.00%	10/25/2020	4,876	4,532	4,253
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,976	1,988	1,987
RedPrairie Corp.	(3)	Software & Services	L + 350	1.00%	10/12/2023	11,288	11,233	11,431
Riverbed Technology, Inc.	(3)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	7,971	8,042	8,040
Savers, Inc., Common Shares A	(1)	Retailing	L + 375	1.25%	7/9/2019	9,948	8,835	9,258
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	995	1,002	1,004
TIBCO Software, Inc.	(e)(3)	Software & Services	L + 550	1.00%	12/4/2020	19,232	18,698	19,347
TruGreen, LP	(3)	Consumer Services	L + 550	1.00%	4/13/2023	9,950	10,111	10,112

Total Senior Secured Loans - First Lien							$147,908	$148,079

Senior Secured Loans - Second Lien - 11.2%
Applied Systems, Inc.	(e)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,499	$7,556
Misys, Ltd. (GBR)	(c)(e)	Software & Services	12.00%		6/12/2019	4,866	5,064	5,177

Total Senior Secured Loans - Second Lien							$12,563	$12,733

Senior Secured Bonds - 20.7%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,572	$8,143
Calumet Specialty Products Partners, LP	(d)(e)	Energy	11.50%		1/15/2021	6,579	7,433	7,517
Guitar Center, Inc.	(d)(e)	Retailing	6.50%		4/15/2019	8,523	7,626	7,735

Total Senior Secured Bonds							$22,631	$23,395

Total Senior Debt							$183,102	$184,207

Subordinated Debt—56.9%
Builders FirstSource, Inc.	(d)(e)	Capital Goods	10.75%		8/15/2023	$6,564	$7,460	$7,533
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,496	7,556
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,900	2,939
GCI, Inc.	(e)	Telecommunication Services	6.88%		4/15/2025	7,211	7,490	7,319
GCP Applied Technologies, Inc.	(d)(e)	Materials	9.50%		2/1/2023	4,796	5,458	5,503

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	$2,238	$2,057	$2,104
Jo-Ann Stores, Inc.	(d)(e)	Retailing	8.13%		3/15/2019	829	815	825
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,507	7,769
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,465	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,123	7,545
Solera Holdings, Inc.	(d)(e)	Software & Services	10.50%		3/1/2024	6,818	7,474	7,670
Total Subordinated Debt							$63,245	$64,395

TOTAL INVESTMENTS — 219.7%							$246,347	$248,602

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(e)	This investment is held by both the Company and SCJV as of December 31, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(2)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2016 was 0.82%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

GBR - United Kingdom

L = LIBOR - London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of December 31, 2016 (in thousands):

December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$248,602
Cash and other assets	16,876

Total assets	$265,478

Debt	$152,000
Other liabilities	338

Total liabilities	$152,338

Member’s equity	$113,140

3.	Investments (continued)

Below is selected statement of operations information for SCJV for the period from August 15, 2016 (Inception) through December 31, 2016 (in thousands):

Period from August 15, 2016 (Inception) through December 31, 2016
Selected Statement of Operations Information
Total investment income	$6,910
Expenses
Interest expense	1,553
Professional services	94
Custodian and accounting fees	79
Administrative services	21
Director fees and expenses	3
Other	1

Total expenses	1,751

Net investment income	5,159
Net realized and unrealized gains	2,381

Net increase in net assets resulting from operations	$7,540

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated statements of assets and liabilities held as of December 31, 2016 and 2015 (in thousands):

		Fair Value as of December 31,
Derivative Instrument	Statement Location	2016	2015
Cross currency swaps	Unrealized appreciation on derivative instruments	$26,748	$8,247
Cross currency swaps	Unrealized depreciation on derivative instruments	(251)	(304)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	3,504	2,258
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	—	(541)
Interest rate swaps	Unrealized appreciation on derivative instruments	8,862	6,021
TRS	Unrealized appreciation on derivative instruments	3,397	—
TRS	Unrealized depreciation on derivative instruments	—	(13,562)

Total		$42,260	$2,119

4.	Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2016, 2015 and 2014 are in the following locations in the consolidated statements of operations (in thousands):

		Realized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2016	2015	2014
Cross currency swaps	Net realized gains on derivative instruments	$8,328	$541	$-
Foreign currency forward contracts	Net realized gains on derivative instruments	7,344	70,096	2,867
Interest rate swaps	Net realized gains on derivative instruments	(3,851)	-	-
TRS	Net realized gains on derivative instruments	12,485	12,913	4,487

Total		$24,306	$83,550	$7,354

		Unrealized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2016	2015	2014
Cross currency swaps	Net change in unrealized appreciation on derivative instruments	$18,554	$7,943	$-
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	1,787	(38,728)	43,626
Interest rate swaps	Net change in unrealized appreciation on derivative instruments	2,841	6,021	-
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	16,959	(10,117)	(5,306)

Total		$40,141	$(34,881)	$38,320

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2016 and 2015 (in thousands).

	As of December 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$3,397	$-	$-	$-	$3,397
J.P. Morgan Chase Bank	39,114	-	-	-	39,114

Total	$42,511	$-	$-	$-	$42,511

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$251	$-	$-	$-	$251

Total	$251	$-	$-	$-	$251

4.	Derivative Instruments (continued)

	As of December 31, 2015
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$16,526	$-	$-	$-	$16,526

Total	$16,526	$-	$-	$-	$16,526

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Bank of Nova Scotia	$13,562	$-	$-	$13,562	$-
J.P. Morgan Chase Bank	845	-	-	-	845

Total	$14,407	$-	$-	$13,562	$845

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

4.	Derivative Instruments (continued)

As of December 31, 2016 and 2015, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2016	Unrealized Appreciation
AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	$2,720	$2,637	$83
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	10,554	10,131	423
EUR	Jan 12, 2017	JP Morgan Chase Bank		€8,800 Sold	9,871	9,269	602
EUR	Apr 7, 2017	JP Morgan Chase Bank		€141,500 Sold	150,242	149,673	569
EUR	Jul 7, 2017	JP Morgan Chase Bank		€27,300 Sold	30,812	29,009	1,803
EUR	Jan 14, 2020	JP Morgan Chase Bank		€21,000 Sold	23,747	23,723	24

Total					$227,946	$224,442	$3,504

As of December 31, 2015
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2015	Unrealized Appreciation (Depreciation)
AUD	Apr 7, 2016	JP Morgan Chase Bank	A$	17,726 Sold	$12,439	$12,859	$(420)
EUR	Jan 11, 2016	JP Morgan Chase Bank		€50,485 Sold	56,584	54,874	1,710
GBP	Jan 11, 2016	JP Morgan Chase Bank		£8,953 Sold	13,747	13,199	548
GBP	Jan 11, 2016	JP Morgan Chase Bank		£3,700 Bought	(5,576)	(5,455)	(121)

Total					$77,194	$75,477	$1,717

As of December 31, 2016 and 2015, the Company’s open cross currency swaps were as follows ($ in thousands).

As of December 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(251)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	8,040
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,946
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,762

				$26,497

As of December 31, 2015
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(304)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $316,351	0.026% on EUR notional amount of €282,962	12/31/2017	4,402
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $130,061	1.006% on GBP notional amount of £84,637	12/31/2017	3,845

				$7,943

4.	Derivative Instruments (continued)

As of December 31, 2016 and 2015, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $526.50 million and $532.95 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 and 2015 (in thousands).

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of December 31, 2016				As of December 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€425,326	$447,315	$339,838		€355,146	$389,690
British Pound Sterling		£70,607	87,136	86,770		£76,886	114,190
Australian Dollars	A$	31,021	22,360	11,813	A$	30,887	22,616

Total			$556,811	$438,421			$526,496

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of December 31, 2015				As of December 31, 2015
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€404,360	$439,438	$368,746		€333,447	$372,935
British Pound Sterling		£121,426	179,006	177,509		£89,890	138,232
Australian Dollars	A$	31,021	23,949	21,471	A$	30,887	21,781

Total			$642,393	$567,726			$532,948

Interest Rate Swaps:

Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

As of December 31, 2016 and 2015, the Company’s open interest rate swaps were as follows ($ in thousands).

As of December 31, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,687
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	1,443
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	5,732

					$8,862

4.	Derivative Instruments (continued)

As of December 31, 2015
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,457
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,564

					$6,021

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s consolidated statements of assets and liabilities represented 0.4% and 0.5% of the Company’s net assets as of each of December 31, 2016 and 2015, respectively.

Below is a summary of the Company’s investments in equity options and warrants as of December 31, 2016 and 2015 (in thousands, except share amounts):

			As of December 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$3,379
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	3,413
Education Management Corp., Warrants	1/5/2022	2,320,791	371	-
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	607
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	-	1,400
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	-
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	-	-

Total			$26,091	$11,052

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

			As of December 31, 2015
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$4,551
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	4,754
Education Management Corp., Warrants	1/5/2022	2,320,791	371	-
Gruppo Argenta S.p.A., Warrants	(1)	225,289	5,342	2,332
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	213
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	370
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	-

Total			$31,433	$12,220

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2016 and 2015 generally reflect the volume of derivative activity throughout the periods presented.

4.	Derivative Instruments (continued)

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

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $9.05 million if the TRS had been terminated as of December 31, 2016.

As of December 31, 2016 and 2015, Halifax Funding had selected 47 and 51 underlying debt positions, respectively, and had posted $95.0 million and $142.64 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of December 31, 2016 and 2015 (in thousands).

	December 31, 2016	December 31, 2015
Settled notional amount	$225,919	$310,371
Unsettled additions	37,737	14,595
Unsettled deletions	(4,967)	-

Total notional amount	$258,689	$324,966

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	December 31, 2016	December 31, 2015
Interest and fee income	$4,215	$4,658
Financing charge	(869)	(896)
Net realized gains (losses)	441	(571)
Net unrealized depreciation of TRS assets	(390)	(16,753)

TRS total fair value	$3,397	$(13,562)

4.	Derivative Instruments (continued)

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Year Ended December 31,
	2016	2015
Interest and fee income	$19,170	$17,242
Financing charge	(6,109)	(4,028)
Net realized loss	(576)	(301)

Net realized gains on derivative instruments related to the TRS	$12,485	$12,913

The following is a summary of the TRS assets as of December 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	06/15/2023	$6,795	$6,928	$133
ABILITY Network, Inc. (d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	11,370	11,402	32
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	08/19/2021	2,829	2,780	(49)
Applied Systems, Inc. (c) (d)	Software & Services	L + 300	1.00%	1/25/2021	648	646	(2)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,515	2,544	29
Bay Club Co. (c)	Consumer Services	L + 650	1.00%	8/31/2022	4,371	4,333	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,360	108
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,452	11,194	(258)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,569	4,512	(57)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,838	4,403	(435)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,678	(98)
Distribution International, Inc. (c) (d)	Retailing	L + 500	1.00%	12/15/2021	9,783	9,013	(770)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,735	8,303	(432)
Emerald Expositions Holding, Inc. (c)	Media	L + 375	1.00%	6/17/2020	4,291	4,290	(1)
Emerald Performance Materials, LLC (c)	Materials	L + 350	1.00%	7/30/2021	634	633	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,927	4,842	(85)
Gymboree Corp. (d)	Retailing	L + 350	1.50%	2/23/2018	918	534	(384)
Heartland Dental Care, LLC (c)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,034	1,027	(7)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,779	9,786	7
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	5,981	6,121	140
inVentiv Health, Inc. (c)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,541	5,493	(48)
iPayment, Inc. (d)	Software & Services	L + 525	1.50%	5/8/2017	13,563	13,170	(393)
Koosharem, LLC (c) (d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	1,802	1,800	(2)
MCS AMS Sub-Holdings, LLC (d)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,824	12,428	1,604
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,707	7,637	(1,070)
P2 Energy Solutions, Inc. (c)	Software & Services	L + 400	1.00%	10/30/2020	4,638	4,386	(252)
Plaskolite, LLC (c) (d)	Materials	L + 475	1.00%	11/3/2022	3,232	3,205	(27)
PQ Corp. (c)	Materials	L + 425	1.00%	11/4/2022	696	694	(2)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	4,853	4,902	49
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	6,704	6,598	(106)
Sequa Corp. (c) (d)	Capital Goods	L + 400	1.25%	6/19/2017	677	668	(9)
TIBCO Software, Inc. (d)	Software & Services	L + 550	1.00%	12/4/2020	10,700	10,946	246
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,871	6,631	(240)
TRUGREEN LIMITED PARTNERSHIP	Consumer Services	L + 550	1.00%	4/13/2023	4,894	5,023	129
Vertafore Inc (c)	Software & Services	L + 325	1.00%	6/30/2023	1,039	1,034	(5)
GYP Holdings III Corp.	Capital Goods	L + 375	1.00%	4/1/2021	8,268	8,382	114

Total Senior Secured Loans—First Lien					202,506	200,326	(2,180)

Senior Secured Loans—Second Lien
Applied Systems, Inc. (d)	Software & Services	L + 650	1.00%	1/24/2022	7,706	7,698	(8)
Emerald Performance Materials, LLC	Materials	L + 775	1.00%	8/1/2022	2,043	2,035	(8)
Grocery Outlet, Inc. (c) (d)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,996	(15)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	1,011	31
NEP Group, Inc. (d)	Media	L + 875	1.25%	7/22/2020	8,166	8,260	94
P2 Energy Solutions, Inc. (c) (d)	Software & Services	L + 800	1.00%	4/30/2021	3,038	3,038	—
Talbots, Inc. (c)	Retailing	L + 850	1.00%	3/19/2021	3,013	2,988	(25)

Total Senior Secured Loans—Second Lien					29,957	30,026	69

Senior Secured Bonds
Artesyn Technologies, Inc. (d)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,185	(455)
Direct ChassisLink, Inc. (d)	Transportation	10.00%		6/15/2023	12,084	12,447	363

Total Senior Secured Bonds					15,724	15,632	(92)

4.	Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Subordinated Debt
GCI, Inc. (d)	Telecommunication Services	6.75%		6/1/2021	1,002	1,027	25
Solera Holdings, Inc. (d)	Software & Services	10.50%		3/1/2024	9,500	11,288	1,788

Total Subordinated Debt					10,502	12,315	1,813

TOTAL					$258,689	$258,299	$(390)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2016.

(d) This investment is held both by the Company and within the TRS as of December 31, 2016.

The following is a summary of the TRS assets as of December 31, 2015 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABILITY Network, Inc. (e)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$6,798	$6,737	$(61)
Acosta Holdco, Inc.	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,249	4,043	(206)
Alion Science & Technology Corp. (c)	Capital Goods	L + 450	1.00%	8/19/2021	2,858	2,830	(28)
Applied Systems, Inc. (e)	Software & Services	L + 325	1.00%	1/25/2021	7,932	7,804	(128)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	4/29/2022	6,169	6,174	5
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	L + 350	1.00%	9/26/2019	3,939	3,743	(196)
Caesars Entertainment Operating Co., Inc.(b) (d) (e)	Consumer Services	L + 725	0.00%	3/1/2017	3,745	3,493	(252)
California Pizza Kitchen, Inc. (e)	Food & Staples Retailing	L + 425	1.00%	3/29/2018	3,770	3,582	(188)
Catalina Marketing Corp.	Media	L + 350	1.00%	4/9/2021	707	562	(145)
CHG Companies, Inc.	Health Care Equipment & Services	L + 325	1.00%	11/19/2019	2,857	2,801	(56)
CityCenter Holdings, LLC (e)	Real Estate	L + 325	1.00%	10/16/2020	12,448	12,366	(82)
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,898	11,459	(439)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,772	4,630	(142)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,888	4,816	(72)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,947	3,706	(241)
Distribution International, Inc. (e)	Retailing	L + 500	1.00%	12/10/2021	4,901	4,517	(384)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,824	8,507	(317)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	6/17/2020	9,933	9,725	(208)
Four Seasons Holdings, Inc. (b)	Consumer Services	L + 275	0.75%	6/27/2020	405	404	(1)
Grocery Outlet, Inc. (e)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,977	4,753	(224)
Gymboree Corp. (e)	Retailing	L + 350	1.50%	2/23/2018	2,834	1,616	(1,218)
Gypsum Management & Supply, Inc.	Capital Goods	L + 375	1.00%	4/1/2021	8,353	7,918	(435)
Hanson Building Products North America (b) (e)	Materials	L + 550	1.00%	3/13/2022	12,463	12,183	(280)
Harbor Freight Tools USA, Inc. (e)	Capital Goods	L + 375	1.00%	7/26/2019	1,901	1,889	(12)
Hillman Group, Inc. (e)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,962	9,670	(292)
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	12,947	12,398	(549)
Hyland Software, Inc.	Software & Services	L + 375	1.00%	7/1/2022	6,921	6,747	(174)
iPayment, Inc. (c) (e)	Software & Services	L + 525	1.50%	5/8/2017	14,723	14,318	(405)
Kronos, Inc.	Software & Services	L + 350	1.00%	10/30/2019	9,833	9,689	(144)
Learfield Communications, Inc.	Media	L + 350	1.00%	10/9/2020	7,343	7,233	(110)
MCS AMS Sub-Holdings, LLC (c) (e)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	12,150	12,000	(150)
MultiPlan, Inc.	Health Care Equipment & Services	L + 275	1.00%	3/31/2021	8,351	8,104	(247)
Neiman Marcus Group, LLC (e)	Retailing	L + 325	1.00%	10/25/2020	8,797	7,835	(962)
P2 Energy Solutions, Inc. (b)	Software & Services	L + 400	1.00%	10/30/2020	4,698	4,231	(467)
RedPrairie Corp. (e)	Software & Services	L + 500	1.00%	12/21/2018	4,838	4,385	(453)
Riverbed Technology, Inc. (e)	Technology Hardware & Equipment	L + 500	1.00%	4/24/2022	4,938	4,943	5
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	8,774	7,131	(1,643)
Talbots, Inc.	Retailing	L + 450	1.00%	3/19/2020	8,425	7,979	(446)
TIBCO Software, Inc. (e)	Software & Services	L + 550	1.00%	12/4/2020	4,714	4,470	(244)
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,963	5,479	(1,484)

Total Senior Secured Loans - First Lien					269,945	256,870	(13,075)

Senior Secured Loans - Second Lien
Applied Systems, Inc. (e)	Software & Services	L + 650	1.00%	1/24/2022	4,658	4,248	(410)
Gypsum Management & Supply, Inc. (e)	Capital Goods	L + 675	1.00%	4/1/2022	5,633	5,274	(359)
Lightower Fiber, LLC (e)	Telecommunication Services	L + 675	1.25%	4/12/2021	7,331	7,261	(70)
Maxim Crane, LP (e)	Capital Goods	L + 925	1.00%	11/26/2018	9,021	8,688	(333)

4.	Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Misys, Ltd. (b) (e)	Software & Services	12.00%		6/12/2019	2,898	3,005	107
NEP Group, Inc. (e)	Media	L + 875	1.25%	7/22/2020	7,653	7,179	(474)
Progressive Solutions (e)	Health Care Equipment & Services	L + 850	1.00%	10/22/2021	3,960	3,925	(35)
RedPrairie Corp. (e)	Software & Services	L + 1000	1.25%	12/21/2019	5,550	4,391	(1,159)

Total Senior Secured Loans - Second Lien					46,704	43,971	(2,733)

Senior Secured Bonds
Artesyn Technologies, Inc. (e)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,273	(367)
Hot Topic, Inc. (e)	Consumer Durables & Apparel	9.25%		6/15/2021	3,675	3,080	(595)

Total Senior Secured Bonds					7,315	6,353	(962)

Subordinated Debt
GCI, Inc. (e)	Telecommunication Services	6.75%		6/1/2021	1,002	1,019	17

Total Subordinated Debt					1,002	1,019	17

TOTAL					$324,966	$308,213	$(16,753)

(a) Security may be an obligation of one or more entities affiliated with the named company.

(b) The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c) TRS asset position or portion thereof unsettled as of December 31, 2015.

(d) Investment was on non-accrual status as of December 31, 2015.

(e) This investment is held both by the Company and within the TRS as of December 31, 2015.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$589,472	$2,166,597	$2,756,069
Subordinated debt	-	237,224	405,203	642,427
Structured products	-	-	210,871	210,871
Equity/Other	-	9,107	406,813	415,920

Subtotal	-	835,803	3,189,484	4,025,287
Short term investments	6	-	-	6

Total investments	$6	$835,803	$3,189,484	$4,025,293

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$-	$26,748	$-	$26,748
Foreign currency forward contracts	-	3,504	-	3,504
Interest rate swaps	-	8,862	-	8,862
TRS	-	-	3,397	3,397
Liabilities
Cross currency swaps	-	(251)	-	(251)
Foreign currency forward contracts	-	-	-	-
Interest rate swaps	-	-	-	-
TRS	-	-	-	-

Total	$-	$38,863	$3,397	$42,260

5.	Fair Value of Financial Instruments (continued)

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Senior debt	$-	$1,064,704	$1,814,254	$2,878,958
Subordinated debt	-	228,222	229,065	457,287
Structured products	-	-	116,208	116,208
Equity/Other	-	12,800	257,008	269,808

Subtotal	-	1,305,726	2,416,535	3,722,261
Short term investments	7,071	-	-	7,071

Total investments	$7,071	$1,305,726	$2,416,535	$3,729,332

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$-	$8,247	$-	$8,247
Foreign currency forward contracts	-	2,258	-	2,258
Interest rate swaps	-	6,021	-	6,021
Liabilities
Cross currency swaps	-	(304)	-	(304)
Foreign currency forward contracts	-	(541)	-	(541)
TRS	-	-	(13,562)	(13,562)

Total	$-	$15,681	$(13,562)	$2,119

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5.	Fair Value of Financial Instruments (continued)

At December 31, 2016, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.19 billion and 79.2% of the total investment portfolio. At December 31, 2015, the Company held 93 distinct investment positions classified as Level 3, representing an aggregate fair value of $2.42 billion and 64.8% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 and 2015 were as follows ($ in thousands):

As of December 31, 2016
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,023	Discounted Cash Flow	Discount Rate	4.16% - 20.38% (10.71%)	Decrease
			EBITDA Multiple	4.22x - 16.24x (9.12x)	Increase
			Book Value Multiple	1.29x - 1.62x (1.45x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	134,483	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.47% (11.47%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase
	8,733	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.22x (4.22x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.54% (0.54%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.35% (13.35%)	Increase
	8,024	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.25x (7.25x)	Increase
			Implied Volatility	26.80% (26.80%)	Increase
			Risk Free Rate	0.97% (0.97%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.30 years (1.30 years)	Increase
			Quote	5.85% (5.85%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	1,546	Liquidation Analysis	Expected Recovery Given Liquidation	7.30% (7.30%)	Increase
	21,878	Waterfall	EBITDA Multiple	11.13x (11.13x)	Increase
	46,910	Waterfall	Expected Recovery Upon Sale of Issuer	16.80% - 100.00% (32.85%)	Increase
Subordinated Debt	320,510	Discounted Cash Flow	Discount Rate	9.57% - 13.43% (11.85%)	Decrease
			EBITDA Multiple	4.40x - 12.02x (9.04x)	Increase
			Book Value Multiple	1.10x (1.10x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	77,837	Waterfall	EBITDA Multiple	8.48x (8.48x)	Increase
	6,856	Option Pricing Model	EBITDA Multiple	8.48x (8.48x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.50% (1.50%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase
Structured Products	201,036	Discounted Cash Flow	Discounted Rate	9.39% - 14.51% (11.58%)	Decrease
	9,835	Book Value	Book Value Multiple	0.95x (0.95x)	Increase
Equity/Other	20,502	Waterfall	Asset Appraisals	N/A	Increase
	1,249	Discounted Cash Flow	Discount Rate	12.30% - 13.00% (13.00%)	Decrease
	221,765	Net Asset Value	Net Asset Value	N/A	Increase
	42,886	Market Comparables	EBITDA Multiple	6.59x - 12.02x (9.94x)	Increase
			Revenue Multiple	0.27x - 2.56x (1.87x)	Increase
			Additional Discounts	0.00% - 15.00% (9.51%)	Decrease
	120,411	Option Pricing Model	EBITDA Multiple	4.22x - 8.48x (5.46x)	Increase
			Implied Volatility	20.20% - 42.50% (21.17%)	Increase
			Risk Free Rate	0.54% - 1.50% (1.10%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.38 years - 3.50 years (1.97 years)	Increase
			Additional Discounts	0.00% - 20.00% (10.00%)	Decrease
Total	$3,189,484

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2015
Asset Group	Fair Value (1)(2)	Valuation Techniques (3)	Unobservable Inputs	Range (Weighted Average) (4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,795,749	Discounted Cash Flow	Discount Rate	8.11% - 21.34% (11.99%)	Decrease
			Market Yield	6.25% - 19.32% (9.56%)	Decrease
			Yield Premium	0.00% - 6.50% (2.35%)	Decrease
			Weighted Average Cost of Capital	6.40% - 19.70% (10.53%)	Decrease
			EBITDA Multiple	3.90x - 11.61x (8.21x)	Increase
			Tangible Book Value Multiple	1.30x - 1.40x (1.35x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	9,353	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	6.26x (6.26x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.33% (0.33%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.50%)	Decrease
			Expected Recovery Given Liquidation	18.07% (18.07%)	Increase
	6,273	Discounted Cash Flow/Quote/ Liquidation Analysis	Discount Rate	146.51% (146.51%)	Increase
			Quote	14.50% (14.50%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	2,879	Liquidation Analysis	Expected Recovery Given Liquidation	13.80% (13.80%)	Increase
Subordinated Debt	227,576	Discounted Cash Flow	Discount Rate	11.31% - 21.51% (15.12%)	Decrease
			Market Yield	7.21% - 19.53% (10.11%)	Decrease
			Yield Premium	0.00% - 4.25% (4.20%)	Decrease
			Weighted Average Cost of Capital	10.15% - 19.50% (14.69%)	Decrease
			EBITDA Multiple	6.42x - 22.99x (11.54x)	Increase
			Interest Rate Volatility	25.00% (25.00%)	Decrease
	1,489	Option Pricing Model	EBITDA Multiple	9.27x (9.27x)	Increase
			Implied Volatility	20.00% (20.00%)	Increase
			Risk Free Rate	1.24% (1.24%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.00 years (3.00 years)	Increase
Structured Products	109,083	Discounted Cash Flow	Discounted Rate	11.22% - 17.38% (15.41%)	Decrease
	7,125	Book Value	Book Value	1.00x (1.00x)	Increase
Equity/Other	115,060	Waterfall	Asset Appraisals	N/A	Increase
			Change in Market Index	3.93% (3.93%)	Increase
			Additional Discounts	3.00% (3.00%)	Decrease
	1,127	Discounted Cash Flow	Discount Rate	11.60% - 12.60% (12.60%)	Decrease
	76,807	Net Asset Value	Net Asset Value	N/A	Increase
	52,295	Market Comparables	EBITDA Multiple	5.29x - 12.52x (9.37x)	Increase
			Revenue Multiple	0.24x - 2.24x (1.87x)	Increase
			Illiquidity Discounts	0.00% - 15.00% (7.86%)	Decrease
	11,719	Option Pricing Model	EBITDA Multiple	5.37x - 11.16x (6.53x)	Increase
			Implied Volatility	20.00% - 37.50% (33.52%)	Increase
			Risk Free Rate	0.00% - 1.24% (0.25%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.75 years - 3.00 years (2.60 years)	Increase
			Illiquidity Discounts	0.00% - 15.00% (10.03%)	Decrease
Total	$2,416,535

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2 “Significant Accounting Policies.” See Note 4 “Derivative Instruments” for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

5.	Fair Value of Financial Instruments (continued)

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the years ended December 31, 2016 and 2015 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Year Ended December 31, 2016
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of January 1, 2016	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973
Additions (1)	835,954	223,899	117,519	235,993	-	1,413,365
Net realized gains (losses) (2)	(15,970)	(8,621)	-	5,371	12,485	(6,735)
Net change in unrealized appreciation (depreciation) (3)	(38,772)	(2,558)	(20,503)	(29,225)	16,959	(74,099)
Sales or repayments (4)	(474,013)	(38,128)	(4,079)	(67,573)	(12,485)	(596,278)
Net discount accretion	5,526	1,546	1,726	-	-	8,798
Transfers into Level 3	39,618	-	-	5,239	-	44,857

Fair value balance as of December 31, 2016	$2,166,597	$405,203	$210,871	$406,813	$3,397	$3,192,881

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2016 (3)	$(71,384)	$(10,879)	$(19,760)	$(16,670)	$16,959	$(101,734)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest or the exchange of one or more existing securities for one or more new securities.
(2)	Included in net realized gain (loss) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation/depreciation in the consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

5.	Fair Value of Financial Instruments (continued)

	Year Ended December 31, 2015
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of January 1, 2015	$1,143,744	$196,859	$36,421	$125,308	$(3,445)	$1,498,887
Additions (1)	921,963	131,879	141,892	163,608	-	1,359,342
Net realized gains (losses) (2)	(5,189)	1,069	5,361	6,282	12,913	20,436
Net change in unrealized depreciation (3)	(112,169)	(37,597)	1,868	(22,943)	(10,117)	(180,958)
Sales or repayments (4)	(138,147)	(64,314)	(69,334)	(15,247)	(12,913)	(299,955)
Net discount accretion	4,052	1,169	-	-	-	5,221

Fair value balance as of December 31, 2015	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2015 (3)	$(114,379)	$(37,501)	$4,465	$(23,068)	$(10,117)	$(180,600)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest or the exchange of one or more existing securities for one or more new securities.
(2)	Included in net realized gains (losses) in the consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the year ended December 31, 2016. No securities were transferred into or out of the Level 3 hierarchy during the year ended December 31, 2015. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation or reimbursement for advisory services and other services in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities and (iii) prior to the conclusion of the Follow-On Offering, the Company’s Offerings.

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

6.	Related Party Transactions (continued)

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. During the year ended December 31, 2016, the Company recorded $1.08 million in deferred offering expenses related to the Follow-On Offering, or 0.8% of gross offering proceeds of the Follow-On Offering for the same period.

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

CNL Securities Corp., an affiliate of CNL, served as the managing dealer of the Company’s Offerings and in connection therewith received selling commissions and marketing support fees. Prior to the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, sales of shares were subject to a sales load of up to 10% of the offering price, which included up to 7% of the offering price for sales commissions, and up to 3% of the offering price for marketing support fees. After the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, no sales commissions or marketing support fees were charged on purchases of shares of its common stock.

Related party fees, expenses and expenses incurred on behalf of the Company during the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

		Year Ended December 31,
Related Party	Source Agreement & Description	2016	2015	2014
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$9,649	$61,357	$72,099

CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	82,736	70,298	48,903

CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	24,123	8,733	17,034
CNL and KKR	Investment Advisory Agreement: Incentive fee on capital gains(2)	-	-	-
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement(3)	1,079	3,477	6,051

KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	1,316	1,518	910

CNL	Administrative Services Agreement: Administrative and compliance services(4)	2,085	1,536	2,125

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, $19.97 million, $13.09 million and $17.21 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of December 31, 2016 and 2015, a subordinated incentive fee on income of $4.91 million and $0.75 million, respectively, was payable to the Advisors.

6.	Related Party Transactions (continued)

(2)	Incentive fees on capital gains are included in performance-based incentive fees in the consolidated statements of operations. The following table provides additional details for the incentive fee on capital gains for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Incentive Fee on Capital Gains for the Year Ended December 31,	2016	2015	2014
Accrued incentive fee on capital gains as of January 1,	$-	$-	$11,128
Incentive fee on capital gains expense during the year ended December 31,	-	-	(8,805)
Less: Incentive fee on capital gains paid to the Advisors during the year ended December 31,	-	-	(2,323)

Accrued incentive fee on gains as of December 31,	-	-	-
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of December 31,	-	-	-

Incentive fee on capital gains earned by and payable to the Advisors as of December 31,	$-	$-	$-

(3)	The following table provides additional details for the organization and offering expenses reimbursement (in thousands):

Offering Expenses Reimbursement for the Year Ended December 31,	2016	2015	2014
Offering expenses reimbursement payable as of January 1,	$210	$272	$240
Additional offering expenses deferred during the year ended December 31,	1,079	3,477	6,051
Offering expenses reimbursement payable as of December 31,	(39)	(210)	(272)

Offering expenses reimbursement paid to the Advisors during the year ended December 31,	$1,250	$3,539	$6,019

Outstanding unreimbursed offering expenses (net of amounts payable) as of December 31,	$-	$-	$-

(4)	Includes $0.66 million for reimbursement payments to CNL for services provided to the Company for its Chief Compliance Officer and Chief Financial Officer for the year ended December 31, 2014. Effective January 1, 2015, these services were no longer reimbursable Advisor expenses.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $10.35 million, $7.61 million and $5.71 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, $2.04 million and $0.18 million, respectively, of capital structuring fees were receivable from the Advisors.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contains certain indemnification in favor of the Company’s officers, directors, agents, and certain other persons. As of December 31, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Year Ended December 31,
Fee Income	2016	2015	2014
Capital structuring fees	$10,352	$7,610	$5,706
Amendment fees	1,827	9,689	219
Commitment fees	1,223	477	498
Consent fees	—	—	455
Other	180	529	152

Total	$13,582	$18,305	$7,030

8.	Distributions

The Company’s board of directors declared distributions for 52 record dates in each of the years ended December 31, 2016, 2015 and 2014, respectively. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the years ended December 31, 2016, 2015 and 2014 are presented in the tables below (in thousands, except per share amounts).

	Year Ended December 31,
	2016			2015			2014
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.80	$244,950	100.0%	$0.80	$205,044	100.0%	$0.80	$142,018	100.0%
From net investment income	0.69	210,096	85.8	0.69	176,688	86.2	0.73	130,126	91.6
From net realized gains	—	—	—	0.11	28,356	13.8	0.07	11,892	8.4
Distributions in excess of net investment income	0.11	34,854	14.2	—	—	—	—	—	—

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the years ended December 31, 2016, 2015 and 2014 (in thousands).

Year Ended December 31,	2016	2015	2014
Ordinary income component of tax basis undistributed earnings	$67,198	$56,222	$3,531
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,787	(38,728)	43,626
Net change in unrealized (appreciation) depreciation on total return swaps	16,959	(10,117)	(5,306)
Realized losses not currently deductible	1,779	21,802	—
Net investment loss from Taxable Subsidiaries	424	2,604	1,002
Unearned performance-based incentive fees on unrealized gains	—	—	(8,805)
Offering expenses	2,285	4,481	6,833
Taxable income from investments on non-accrual status	37,845	8,455	2,615
Income from partnerships	4,340	—	—
Non-deductible tax expense	5,377	2,890	1,392
Other book-tax differences	44	(455)	(184)

Total (1)	$138,038	$47,154	$44,704

(1)	See Note 12 for a reconciliation of net increase in net assets resulting from operations to taxable income available for distributions.

For the year ended December 31, 2016, the tax-related sources of distributions of $138.04 million was greater than the distributions in excess of net investment income of $34.85 million. For the years ended December 31, 2015 and 2014, there were no distributions in excess of net investment income. None of the distributions declared during the years ended December 31, 2016, 2015 and 2014 were classified as a tax basis return of capital.

On December 14, 2016, the Company’s board of directors declared distributions of $0.015483 per share for five record dates beginning on January 3, 2017 through and including January 31, 2017.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the years ended December 31, 2016, 2015 and 2014 ($ in thousands except share and per share amounts).

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from offering	14,323,113	$137,245	63,742,355	$679,862	69,802,396	$781,169
Commissions and marketing support fees	—	(9,649)	—	(61,357)	—	(72,099)

Net proceeds to company	14,323,113	127,596	63,742,355	618,505	69,802,396	709,070
Reinvestment of distributions	13,858,168	124,139	10,950,275	105,363	7,952,695	80,646

Net proceeds from offering	28,181,281	$251,735	74,692,630	$723,868	77,755,091	$789,716

Average net proceeds per share	$8.93		$9.69		$10.16

As of December 31, 2016, the Company has sold or issued 324.33 million shares of common stock through the Offerings, including reinvestment of distributions, for total gross proceeds of $3.47 billion.

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

The following table is a summary of the share repurchases completed during the years ended December 31, 2016, 2015 and 2014 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92
May 31, 2016	6,807,080	1,682,526	14,486	25%	8.61
August 29, 2016	7,166,150	3,475,590	30,620	49%	8.81
November 22, 2016	7,435,796	2,584,903	23,187	35%	8.97

Total	27,780,126	9,570,072	$84,590	34%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
2015:
March 2, 2015	4,435,072	555,174	$5,452	13%	$9.82
May 29, 2015	4,919,566	501,943	4,889	10%	9.74
August 28, 2015	5,424,683	1,093,421	10,573	20%	9.67
December 1, 2015	5,911,358	1,243,483	11,502	21%	9.25

Total	20,690,679	3,394,021	$32,416	16%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid per Share
2014:
March 3, 2014	2,612,555	323,324	$3,233	12%	$10.00
June 2, 2014	3,091,175	307,909	3,116	10%	10.12
August 29, 2014	3,550,268	615,007	6,242	17%	10.15
December 1, 2014	4,000,694	401,224	4,037	10%	10.06

Total	13,254,692	1,647,464	$16,628	12%

10.	Borrowings

The Company’s outstanding borrowings as of December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31, 2016					As of December 31, 2015
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value
Senior Secured Revolving Credit Facility(1)	$928,000	(2)	$799,000	$799,000		$700,000	(2)	$632,980	(3)	$632,980
Deutsche Bank Credit Facility(1)	—		—	—		250,000		210,000		210,000
BNP Credit Facility(1)	200,000		183,000	183,000		200,000		188,000		188,000
SMBC Credit Facility(1)	200,000		102,000	102,000		200,000		—		—
JPM Credit Facility(1)	300,000		135,000	135,000		—		—		—

Total credit facilities	1,628,000		1,219,000	1,219,000		1,350,000		1,030,980		1,030,980
2014 Senior Secured Term Loan	389,000		389,000	385,203	(4)	393,000		393,000		387,677	(4)
CS Facility(5)	23,454		23,454	23,454		—		—		—

Total borrowings	$2,040,454		$1,631,454	$1,627,657		$1,743,000		$1,423,980		$1,418,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Includes $49.70 million denominated in Euros and $58.28 million denominated in British Pound Sterling as of December 31, 2015.
(4)	Comprised of outstanding principal less the unaccreted original issue discount of $0.99 million and $1.39 million and deferring financing costs of $2.81 million and $3.93 million as of December 31, 2016 and December 31, 2015, respectively.
(5)	Borrowings denominated in Euros.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2016 were 3.22% and 3.4 years, respectively, and as of December 31, 2015 were 2.94% and 2.0 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. On April 15, 2016, the Company amended and restated its Senior Secured Revolving Credit Facility (the “Amendment”) increasing loans to be made in U.S. dollars and other foreign currencies to an aggregate amount of $893 million, with an “accordion” feature that allows the Company, under circumstances, to increase the size of the facility to a maximum of $1.34 billion. On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT SE, and provides for a guaranty by certain other subsidiaries of the Company

The stated borrowing rate under the Amendment is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.

10.	Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest expense	$18,724	$9,626	$3,344
Unused commitment fees	869	1,413	3,093
Amortization of deferred financing costs	1,915	1,763	1,263

Total interest expense	$21,508	$12,802	$7,700

Weighted average interest rate	2.9%	2.8%	3.1%
Average borrowings	$655,365	$347,175	$108,193

Deutsche Bank Credit Facility

CCT Funding was party to a revolving credit facility (as amended, the “Deutsche Bank Credit Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as the administrative agent and lender, which allowed CCT Funding to borrow up to $250 million. The Deutsche Bank Credit Facility was secured by the portfolio investments held in CCT Funding. The Deutsche Bank Credit Facility consisted of a Tranche E loan commitment (the “Tranche E Loans”) of $75 million and a Tranche F loan commitment (the “Tranche F Loans”) of $100 million. On September 8, 2016, the Tranche E loan commitment was reduced from $150 million to $75 million. The Company paid a make-whole fee of $0.24 million in connection with the commitment reduction. On December 28, 2016, the company terminated the Deutsche Bank Credit Facility with Deutsche Bank and paid a make-whole fee of $0.61 million.

Interest on the Tranche E Loans was charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans was charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also paid an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest expense	$5,855(1)	$3,241	$2,557
Unused commitment fees	514	404	1,310
Amortization of deferred financing costs	498	309	788

Total interest expense	$6,867	$3,954	$4,655

Weighted average interest rate	3.1%	2.2%	2.3%
Average borrowings (2)	$191,791	$147,148	$111,976

(1)	Stated interest expense for the year ended December 31, 2016 includes make-whole fees of $0.24 million incurred on the September 2016 Tranche E Loans commitment reduction and $0.61 million incurred on the December 2016 facility termination.
(2)	Average borrowings for the Deutsche Bank Credit Facility for the year ended December 31, 2016 are calculated through the termination date of the facility, or December 28, 2016.

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest expense	$2,739	$1,616	$1,356
Unused commitment fees	126	355	683
Amortization of deferred financing costs	—	—	208

Total interest expense	$2,865	$1,971	$2,247

Weighted average interest rate	1.6%	1.3%	1.3%
Average borrowings	$168,929	$121,375	$106,577

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2016 and December 31, 2015, Paris Funding had investments with a fair value of $294.70 million and $315.88 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the years ended December 31, 2016 and 2015. As of December 31, 2016, there were no securities rehypothecated by BNP. Paris Funding recognized fees on Rehypothecated Securities of $0.03 million during the year ended December 31, 2014.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Stated interest expense	$1,325	$—
Unused commitment fees(1)	232	—
Amortization of deferred financing costs	569	40

Total interest expense	$2,126	$40

Weighted average interest rate	2.6%	—%
Average borrowings	$51,475	$—

(1)	CCT Tokyo Funding recorded unused commitment fees effective June 2, 2016.

JPM Credit Facility

On November 29, 2016, CCT SE entered into a revolving credit facility (the “JPM Credit Facility”) pursuant to a Loan and Security Agreement with the Company, as the portfolio manager, JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (the “Loan Agreement”). CCT SE’s obligations to JPMorgan under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT SE, including its portfolio of loans. The obligations of CCT SE under the JPM Credit Facility are non-recourse to the Company.

The JPM Credit Facility provides for borrowings in an aggregate principal amount up to $300 million with an accordion feature which allows for the expansion of the borrowing limit up to $400 million, subject to consent from the lender and other customary conditions. Borrowings under the JPM Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the value of CCT SE’s portfolio and various eligibility criteria must be satisfied with respect to the acquisition of each loan in CCT SE’s portfolio. Any amounts borrowed under the JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 29, 2020.

Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 3.00% and is payable quarterly. CCT SE also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 1.00% thereafter. CCT SE also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the year ended December 31, 2016 were as follows (in thousands):

Year Ended December 31, 2016
Stated interest expense	$265
Unused commitment fees	104
Amortization of deferred financing costs	39

Total interest expense	$408

Weighted average interest rate	4.1%
Average borrowings(1)	$73,182

(1)	Average borrowings for the JPM Credit Facility for the year ended December 31, 2016 are calculated since the inception of the facility, or November 29, 2016.

10.	Borrowings (continued)

2014 Senior Secured Term Loan

The Company is party to a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT SE.

Maturities of the 2014 Senior Secured Term Loan for each of the next three years, in aggregate, as of December 31, 2016 were as follows (in thousands):

2017	$4,000
2018	4,000
2019	381,000

$389,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest expense	$16,047	$16,039	$10,014
Accretion of original issue discount	398	384	228
Amortization of deferred financing costs	1,128	1,088	646

Total interest expense	$17,573	$17,511	$10,888

Weighted average interest rate	4.2%	4.2%	4.2%
Average borrowings (1)	$391,484	$395,477	$398,765

(1)	Average borrowings for the 2014 Senior Secured Term Loan for the year ended December 31, 2014 are calculated since the inception date of the facility, or May 20, 2014.

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2016 and December 31, 2015, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company will, on a monthly basis, repurchase the Tranche B Loan from CS and subsequently resell the Tranche B Loan to CS. The final repurchase transaction must occur no later than June 29, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan will be equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The company recorded interest expense of $0.17 million for the CS Facility for the year ended December 31, 2016.

The CS Facility is secured by substantially all of the Company’s portfolio investments.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2016, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$10,058
BeyondTrust Software, Inc.	1,090
Centric Group LLC	5,870
Dentix Health Corporation, S.L.U.	9,473
Safety Technology Holdings, Inc.	421
Smile Brands, Inc.	3,589
SouthernCarlson	6,219
SouthernCarlson	5,182
SquareTwo Financial Corp.	2,704

Total unfunded revolvers/delayed draw loan commitments	$44,606

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	34,855
Home Partners of America, Inc.	2,150
KKR BPT Holdings Aggregator, LLC	6,800
Orchard Marine, Ltd.	6,138
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	28,307
Toorak Capital	23,016

Total unfunded equity commitments	$103,769

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2016, the Company also has an unfunded commitment to provide $345.10 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by one of the Company’s representatives on SCJV’s board of managers.

As of December 31, 2016, the Company’s unfunded debt commitments have a fair value of $(0.96) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2016, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2016 and 2015.

12.	Federal Income Taxes

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax differences, both in timing and character, result in reclassifications to (i) paid-in capital in excess of par value, (ii) undistributed net investment income, (iii) accumulated net realized gains (losses) and (iv) accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation, as appropriate. As of December 31, 2016 and 2015, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2016	2015
Paid in capital in excess of par value	$(5,627)	$(7,372)
Distributions in excess of net investment income	7,172	58,149
Accumulated realized gains (losses)	(1,545)	(50,777)

12.	Federal Income Taxes (continued)

As of December 31, 2016 and 2015, the components of tax basis accumulated earnings were as follows (in thousands):

	2016	2015
Undistributed ordinary income – net	$98,473	$69,853
Undistributed capital gains	—	—
Unrealized gains (losses) – net	(262,018)	(282,819)
Other temporary adjustments	(45,911)	(15,879)
Capital loss carryover	(41,565)	(27,986)

Total accumulated earnings – net	$(251,021)	$(256,831)

The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for years ended December 31, 2016, 2015 and 2014, (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net (decrease) increase in net assets resulting from operations	$243,115	$(38,207)	$84,317
Net change in unrealized (appreciation) depreciation on investments	1,860	232,449	104,589
Net change in unrealized appreciation on cross currency swaps	(18,554)	(7,943)	—
Net change in unrealized appreciation on interest rate swaps	(2,841)	(6,021)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	551	(1,778)	(1,463)
Realized losses not currently deductible	1,779	21,802	—
Net investment loss from Taxable Subsidiaries	424	2,604	1,002
Unearned performance-based incentive fee on unrealized gains	—	—	(8,805)
Offering expense	2,285	4,481	6,833
Taxable income from investments on non-accrual status	37,845	8,455	2,615
Income from partnerships	4,340	—	—
Non-deductible tax expense	5,377	2,890	1,392
Other book-tax differences	44	(455)	(184)

Taxable income available for distributions	$276,225	$218,277	$190,296

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016		2015		2014
Paid Distributions attributable to:	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary Income	$244,950	100.0(1)	$204,646	99.8(1)	$139,453	98.2(1)
Realized long term capital gains	—	—	398	0.2	2,565	1.8

Total	$244,950	100.0%	$205,044	100.0%	$142,018	100.0%

Paid distributions as a percentage of taxable income available for distributions	89%		94%		75%

(1)	Including short term capital gains of $–, $– and $15,985 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the years ended December 31, 2016, 2015 and 2014, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $3.31 million, $2.89 million, and $1.39 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	Federal Income Taxes (continued)

The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal, including excise tax	$3311	$2,890	$1,392
Foreign (1)	1,257	555	—

Total current tax expense (benefit)	4,568	3,445	1,392

Deferred tax expense (benefit):
Federal	—	—	—
Foreign	2,066	—	—

Total deferred tax expense (benefit)	2,066	—	—

Total tax expense (benefit)	$6,634	$3,445	$1,392

(1)	For the years ended December 31, 2016, 2015 and 2014, $1.26 million, $0.56 million and $— million, respectively, of the current foreign income tax expense represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations.

The significant components of the net deferred tax assets as of December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$2,467	$1,789
Partnership basis differences	—	528
Other	22	154

Subtotal deferred tax assets	2,489	2,471

Deferred tax liabilities:
Partnership basis differences	(1,319)	—
Other basis adjustments	(1,991)	—

Subtotal deferred tax liabilities	(3,310)	—

Net deferred tax liability before valuation allowance	(821)	2,471

Valuation allowance	(1,170)	(2,471)

Net deferred tax liability	$(1,991)	$—

A reconciliation of taxes computed at the statutory federal tax rate on net increase (decrease) in net assets from operations before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2016		2015		2014
Expected tax expense/(benefit) at federal statutory rate	$85,090	35.0%	$(13,373)	35.0%	$29,511	35.0%
Foreign expense	3,323	1.4%	555	(1.5)%	—	0.0%
Change in valuation allowance	—	0.0%	—	0.0%	—	0.0%
Benefit of RIC election	(85,090)	(35.0)%	13,373	(35.0)%	(29,511)	(35.0)%
Excise tax	3,311	1.3%	2,890	(7.5)%	1,392	1.7%

Total expense	$6,634	2.7%	$3,445	(9.0)%	$1,392	1.7%

The Company analyzed its material tax positions and determined it has not taken any uncertain tax positions.

The Company’s capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the Company’s cumulative capital loss carryover as of December 31, 2016 of $41.56 million will not be subject to expiration.

12.	Federal Income Taxes (continued)

For the year ended December 31, 2016, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2016 is estimated to be approximately $98.47 million, which will not be finalized until the 2016 tax returns are filed in 2017. For the years ended December 31, 2015 and 2014, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2016 and 2015 were approximately $69.85 million and $51.81 million, respectively.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Year	$8.93	$9.79	$10.00	$9.75	$9.21

Net investment income before expense support/ reimbursement(1)	0.69	0.69	0.73	0.49	0.51
Expense support/reimbursement(1)	—	—	—	(0.01)	(0.01)

Net investment income(1)	0.69	0.69	0.73	0.48	0.50
Net realized and unrealized gain (loss)(1)(2)	0.10	(0.79)	(0.18)	0.55	0.70

Net increase (decrease) resulting from investment operations	0.79	(0.10)	0.55	1.03	1.20

Distributions from net investment income(3)	(0.69)	(0.69)	(0.73)	(0.47)	(0.51)
Distributions from realized gains(3)	—	(0.11)	(0.07)	(0.27)	(0.10)
Distributions in excess of net investment income(3)(4)	(0.11)	—	—	(0.09)	(0.15)

Net increase (decrease) resulting from distributions to common shareholders	(0.80)	(0.80)	(0.80)	(0.83)	(0.76)

Issuance of common stock above net asset value(5)	0.01	0.04	0.04	0.05	0.10
Repurchases of common stock(6)	—	—	—	—	—

Net increase resulting from capital share transactions	0.01	0.04	0.04	0.05	0.10

Net asset value, end of year	$8.93	$8.93	$9.79	$10.00	$9.75

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	8.5%	(2.0)%	4.1%	10.2%	14.2%
Total investment return-net asset value(8)	9.4%	(0.9)%	5.9%	11.4%	14.3%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of year	$2,759,332	$2,594,022	$2,145,821	$1,430,434	$611,484
Average net assets(9)	$2,698,040	$2,428,271	$1,783,121	$1,036,498	$304,261
Average borrowings(9)	$1,476,426	$1,011,175	$572,484	$339,271	$110,072
Shares outstanding, end of year	309,042	290,430	219,132	143,024	62,728
Weighted average shares outstanding	304,493	254,846	177,394	104,506	31,395

Ratios to Average Net Assets:(9)
Total operating expenses before expense support/ reimbursement	6.54%	5.54%	5.56%	6.61%	6.46%
Total operating expense	6.54%	5.54%	5.56%	6.72%	6.54%
Net investment income	7.79%	7.28%	7.30%	4.82%	5.16%
Portfolio turnover rate	35%	26%	23%	73%	85%
Asset coverage ratio(10)	2.54	2.61	3.27	2.96	3.59

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.

13.	Financial Highlights (continued)

(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	The per share impact of the Company’s repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(10)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4. “Derivative Instruments” of the consolidated financial statements.

14.	Significant Subsidiaries

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that none of its portfolio companies are significant subsidiaries for the year ended December 31, 2016. The Company also determined that two of its portfolio companies, Comet Aircraft S.A.R.L. (“Comet Aircraft”) and Innovating Partners, LLC (“Innovating Partners”) are significant subsidiaries for the year ended December 31, 2015 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, financial information for the year ended December 31, 2016 and for the period from February 20, 2015 (commencement of operations) through December 31, 2015 for Comet Aircraft and for the year ended December 31, 2016 and for the period from April 14, 2015 (commencement of operations) through December 31, 2015 for Innovating Partners have been included as follows (in thousands):

Comet Aircraft
	As of December 31,
Balance sheet items	2016	2015
Current assets	$40,732	$33,993
Noncurrent assets	634,791	692,352
Current liabilities	62,410	58,250
Noncurrent liabilities	654,202	688,719
Equity	(41,089)	(20,624)

Statement of operations items	For the year ended December 31, 2016	For the period from February 20, 2015 (commencement of operations) through December 31, 2015
Total revenue	$77,428	$41,550
Total operating expense	93,892	62,174
Net operating loss	(16,464)	(20,624)
Income tax expense	58	—
Net loss	(16,522)	(20,624)

Innovating Partners
	As of December 31,
Balance sheet items	2016	2015
Current assets	$247	$429
Noncurrent assets	4,902	19,376
Current liabilities	63	—
Equity	5,086	19,805

Statement of operations items	For the year ended December 31, 2016	For the period from April 14, 2015 (commencement of operations) through December 31, 2015
Total revenue	$1,784	$7,360
Total operating expense	896	729
Net operating income	888	6,631
Net income (loss)	(10,427)	7,473

15.	Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands, except per share amounts).

	Year Ended	Quarter Ended
	December 31, 2016	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$386,468	$101,752	$97,418	$98,447	$88,851
Net investment income	210,096	53,360	53,164	52,237	51,335
Net realized and unrealized gains (losses)	33,019	(6,113)	59,052	66,700	(86,620)
Net increase (decrease) in net assets resulting from operations	243,115	47,247	112,216	118,937	(35,285)
Basic and diluted earnings (losses) per common share	0.80	0.15	0.37	0.39	(0.12)
Net asset value per common share at end of period	8.93	8.93	8.97	8.81	8.62

	Year Ended	Quarter Ended
	December 31, 2015	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$311,097	$87,046	$77,931	$72,166	$73,954
Net investment income	176,688	49,110	45,628	42,760	39,190
Net realized and unrealized losses	(214,895)	(88,794)	(105,359)	(13,336)	(7,406)
Net increase (decrease) in net assets resulting from operations	(38,207)	(39,684)	(59,731)	29,424	31,784
Basic and diluted earnings (losses) per common share	(0.15)	(0.14)	(0.23)	0.12	0.14
Net asset value per common share at end of period	8.93	8.93	9.26	9.67	9.74

16.	Subsequent Events

On January 17, 2017, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 7,612,326 shares of common stock at a cash price of $9.00 per share. On February 15, 2017, the Company filed an amendment to the tender offer statement with the SEC on Schedule TO extending the expiration of the tender offer from February 17, 2017 at 5:00 pm central time to March 3, 2017 at 5:00 pm central time. The tender offer terminated on March 3, 2017, upon which the Company repurchased 3.71 million shares of common stock for an aggregate purchase price of $33.38 million.

On January 27, 2017, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on February 7, 2017 through and including February 28, 2017. On February 24, 2017, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on March 7, 2017 through and including March 28, 2017. On March 16, 2017, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on April 4, 2017 through and including April 25, 2017.

On February 28, 2017, Paris Funding notified BNP of its intent to terminate the BNP Credit Facility on August 27, 2017.