Form 10-K/A
period 2016-12-31
Corporate Capital Trust, Inc.
filed 2017-04-06
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 3, 2017, there were 308,731,826 shares outstanding.

EXPLANATORY NOTE

Corporate Capital Trust, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A, which we refer to as this “Amendment,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2017 (the “Original Filing”), for the purposes of (i) including the information required by Part III of Form 10-K and (ii) other changes to the Original Filing set forth herein. The information required by Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated in the Form 10-K by reference to our definitive proxy statement. However, because our definitive proxy statement may not be available prior to May 1, 2017, we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART II

Item 9B. OTHER INFORMATION.

On March 11, 2013, we filed a certificate of correction with the State Department of Assessments and Taxation of Maryland, which we refer to as the “SDAT,” to correct an error in our Articles of Amendment and Restatement filed with the SDAT on May 9, 2012, which we refer to as the “Charter.” The Charter is incorporated by reference as Exhibit 3.1 to the Original Filing, and the Charter as conformed to reflect the certificate of correction is attached as Exhibit 3.3 hereto. The effective date of the certificate of correction was March 11, 2013. The certificate of correction was filed to clarify that the vote necessary for shareholder approval of certain actions by the Company is a majority of the votes entitled to be cast at a meeting of stockholders, rather than a majority of the votes cast at a meeting of stockholders. Set forth below are (i) Section 4.3 of the Charter as previously filed with the SDAT and (ii) Section 4.3 of the Charter as corrected pursuant to the certificate of correction, which has been in effect since March 11, 2013, the date the certificate of correction was accepted for record by the SDAT:

Previous Version of Section 4.3 of the Charter	Current Version of Section 4.3 of the Charter

Shareholder Voting. Except as provided in Article II, Section 4.8, Section 6.2, Section 6.3, Section 10.2, Section 11.1 and Section 13.2 of these Articles of Incorporation, notwithstanding any provision of law permitting any particular action to be approved by the affirmative vote of the holders of shares of the Company’s capital stock entitled to cast a greater number of votes, any such action shall be effective and valid if declared advisable and approved by the Board of Directors, and approved by a majority of the votes cast at a meeting of Shareholders at which a quorum is present. All shares of all classes shall vote together as a single class provided that: (a) as to any matter with respect to which a separate vote of any class is required by the 1940 Act or any orders issued thereunder, or by the MGCL, such requirement as to a separate vote by that class shall apply in lieu of a general vote of all classes; (b) in the event that separate voting requirements apply with respect to one or more classes, then subject to subparagraph (c), the shares of all other classes not entitled to a separate vote shall vote together as a single class; and (d) as to any matter which in the judgment of the Board (which judgment shall be conclusive) does not affect the interest of a particular class, such class shall not be entitled to any vote and only the holders of shares of the one or more affected classes shall be entitled to vote. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws to the contrary, for such matters that require the vote of a majority of the outstanding voting capital stock of the Company under the 1940 Act, such majority vote shall be determined as set forth in Section 2(a)(42) of the 1940 Act. The provisions of this Section 4.3 shall be subject to the limitations of the MGCL, the 1940 Act and other applicable statutes or regulations.	Shareholder Voting. Except as provided in Article II, Section 4.8, Section 6.2, Section 6.3, Section 10.2, Section 11.1 and Section 13.2 of these Articles of Incorporation, notwithstanding any provision of law requiring any particular action to be approved by the affirmative vote of the holders of shares of the Company’s capital stock entitled to cast a greater number of votes, any such action shall be effective and valid if declared advisable and approved by the Board of Directors, and approved by a majority of the votes entitled to be cast at a meeting of Shareholders at which a quorum is present. All shares of all classes shall vote together as a single class provided that: (a) as to any matter with respect to which a separate vote of any class is required by the 1940 Act or any orders issued thereunder, or by the MGCL, such requirement as to a separate vote by that class shall apply in lieu of a general vote of all classes; (b) in the event that separate voting requirements apply with respect to one or more classes, then subject to subparagraph (c), the shares of all other classes not entitled to a separate vote shall vote together as a single class; and (c) as to any matter which in the judgment of the Board (which judgment shall be conclusive) does not affect the interest of a particular class, such class shall not be entitled to any vote and only the holders of shares of the one or more affected classes shall be entitled to vote. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws to the contrary, for such matters that require the vote of a majority of the outstanding voting capital stock of the Company under the 1940 Act, such majority vote shall be determined as set forth in Section 2(a)(42) of the 1940 Act. The provisions of this Section 4.3 shall be subject to the limitations of the MGCL, the 1940 Act and other applicable statutes or regulations.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about the Board of Directors and Executive Officers

Pursuant to the Company’s Second Amended and Restated Bylaws, which we refer to as the “Bylaws,” the number of directors on the board of directors of the Company, which we refer to as the “Board,” may not be fewer than one, the minimum number required by the Maryland General Corporation Law or other applicable law. The Board is divided into three classes of directors serving staggered terms of three years each, with a term of office of one of the three classes of directors expiring at each annual meeting of stockholders. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. At each annual meeting of the Company’s stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. The Company believes that the longer time required to elect a majority of the Board will help to ensure the continuity and stability of the Company’s management and policies.

The role of the Board is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for stockholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently composed of five directors, three of whom are not “interested persons” (as defined in the 1940 Act) of the Company, CNL Fund Advisors Company, which we refer to as “CNL,” or KKR Credit Advisors (US) LLC, which we refer to as “KKR.” We refer to these individuals as the “Independent Directors.” Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years has had, a material business or professional relationship with the Company. We refer to the members of the Board that are not Independent Directors as the “Interested Directors.” Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years has had, a material business or professional relationship with the Company, CNL or KKR.

In considering each director and the composition of the Board as a whole, the Board utilizes a diverse group of experiences, characteristics, attributes and skills that the Board believes enables a director to make a significant contribution to the Board, the Company and its stockholders. These experiences, characteristics, attributes and skills, which are more fully described below, include, but are not limited to, management experience, independence, financial expertise and experience serving as a director of other entities. The Board may also consider such other experiences, characteristics, attributes and skills as it deems appropriate, given the then-current needs of the Board and the Company. Although the Board does not have any formal policy regarding the amount of diversity needed on the Board, diversity is one of the factors considered by the Board in assessing the composition of the Board.

Interested Directors

Thomas K. Sittema has served as the Chief Executive Officer of the Company since 2014 and the Chairman of the Board since 2010. Mr. Sittema has also served as director since June 2010, chief executive officer since September 2014 and investment committee member since June 2011 of CNL. He has served as a trustee and chief executive officer of Corporate Capital Trust II, which we refer to as “CCT II,” since August 2014. In addition, Mr. Sittema currently serves as director and chairman of CNL Growth Properties, Inc., and CNL Healthcare Properties, Inc., and is director and vice chairman of CNL Lifestyle Properties, Inc. Mr. Sittema formerly served as chief executive officer and president of Global Income Trust, Inc. until its liquidation in December 2015. In addition, Mr. Sittema currently serves as chief executive officer, president and director of CNL Financial Group, Inc. and director and/or an officer of various affiliates of CNL Financial Group. Mr. Sittema joined CNL Financial Group in November 2009 and is responsible for the overall management of its investments. From 1982 to October 2009, he served in various roles with Bank of America Corporation and predecessors including NationsBank, NCNB and affiliate successors. Most recently he served as managing director of real estate, gaming, and lodging investment banking for Bank of America Merrill Lynch. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of its securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions, including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. In 2016, Mr. Sittema served as the 2016 chairman of the Investment Program Association. Mr. Sittema received his B.A. in Business Administration from Dordt College, and an M.B.A. with a concentration in Finance from Indiana University.

Mr. Sittema was selected as one of our two Interested Directors because of his prior investment banking experience, particularly with regard to equity offerings, debt transactions and loan syndications. His advisory and capital raising experience on behalf of clients is particularly relevant to his directorship and, we believe, provides us with exceptional experience upon which to draw. Mr. Sittema’s experience in this regard provides value to the Board in its assessment and management of risk. In addition, we believe that Mr. Sittema’s experience as an investment advisory representative is valuable to the Board in its oversight of regulatory and compliance requirements as well as its exercise of fiduciary duties to the Company and its stockholders.

Todd C. Builione has served as an Interested Director since March 2017. Mr. Builione joined KKR & Co. in 2013 and is a Member of KKR & Co. and President of KKR Credit & Capital Markets. Mr. Builione also serves on the KKR Global Risk Committee. Prior to joining KKR & Co., Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the Board of Directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR & Co. in 2015. Mr. Builione also serves on the Board of Directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the Board of Directors of the Pingry School.

Mr. Builione was selected as an Interested Director because of his prior experience and familiarity with the markets we primarily target to invest in. Equally significant is his knowledge and prior experience in the management of large businesses in the areas we operate in, and portfolio risk management and analytics, both of which we believe are key qualifications for providing sound direction and leadership.

Independent Directors

Frederick Arnold has served as an Independent Director since 2011. In addition, Mr. Arnold served as an independent trustee for CCT II from June 2015 to May 2016. Mr. Arnold serves as a member of the post-emergence board of directors of Lehman Brothers Holdings Inc., a member of the board of directors of Lehman Commercial Paper Inc. and a member of the board of directors of Syncora Holdings, Ltd. Mr. Arnold has held a series of senior financial positions, and since July 2015 has been serving as chief financial officer of Convergex Group, LLC. Previously Mr. Arnold served as executive vice president, chief financial officer and a member of the executive committee of Capmark Financial Group, Inc. from September 2009 to January 2011. He also served as executive vice president of finance for Masonite Corporation, a manufacturing company, from February 2006 to September 2007. While at Willis Group from 2000 to 2003, Mr. Arnold served as chief financial and administrative officer of Willis North America, as group chief administrative officer of Willis Group Holdings Ltd. and as executive vice president of strategic development for Willis Group Holdings Ltd. He also served as a member of the Willis Group executive committee while holding the latter two positions. Prior to these roles, Mr. Arnold spent 20 years as an investment banker primarily at Lehman Brothers and Smith Barney, where he served as managing director and head of European corporate finance. During this time, his practice focused on originating and executing mergers and acquisitions and equity financings across a wide variety of industries and geographies. He also provides pro-bono transactional advice to the New York City Investment Partnership. Mr. Arnold received a J.D. from Yale University, M.A. from Oxford University and undergraduate degree, summa cum laude, from Amherst College.

Mr. Arnold was selected as one of our three Independent Directors because of his extensive leadership experience and financial expertise having been an international investment banker and chief financial officer.

James H. Kropp has served as an Independent Director since 2011. In addition, Mr. Kropp has served as an independent trustee for CCT II since 2015. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2008. He is also Chief Financial Officer of Microproperties LLC, where he has served in this capacity since 2011. He was the interim Chief Financial Officer of TaxEase LLC, a property tax lender and tax lien investor from 2010 to February 2012. Since 1998, Mr. Kropp has been a director, Chairman of the Compensation Committee and Member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the New York Stock Exchange. Mr. Kropp became an Independent Trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs.

Mr. Kropp was selected as one of our three Independent Directors because of his prior experience on several investment fund committees. We believe Mr. Kropp’s direct experience with investments as a portfolio manager and registered investment advisor is valuable to the Board. He also has accounting, auditing and finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Kenneth C. Wright has served as an Independent Director since 2011. Mr. Wright was a partner with the law firm of Baker & Hostetler LLP from 1990 until 2016 when he founded the Scholars Group, LLC to participate in entrepreneurial activities. Mr. Wright has regularly practiced in the areas of transaction structuring, mergers and acquisitions, public and private offerings of securities, structured finance and international financings and transactions. Mr. Wright also serves on the board of the Florida Opportunity Fund, funded (a) by the Florida legislature to invest in seed capital and early stage venture capital funds that agree to invest in Florida, (b) by the Florida Energy and Climate Commission to invest in Florida businesses to increase the use of energy efficient and renewable energy technologies, equipment and materials, and (c) under the Small Business Jobs Act to provide venture capital to select companies in Florida with perceived long-term growth potential. Mr. Wright received his J.D. from Southern Methodist University, his M.B.A. from the University of Texas at Austin, and his B.A. in Mathematics from Cameron University.

Mr. Wright was selected as one of our three Independent Directors because of his extensive legal expertise in transaction structuring and acquisitions.

Beginning in October, 2016, Mr. Wright failed to attend a number of Board meetings and, in the opinion of the other directors, his behavior at the meetings he did attend was erratic. In addition, in November, 2016, Mr. Wright became the named subject of a pending criminal proceeding (currently including a felony charge) arising out of certain events that occurred during his interaction with the Winter Park, Florida, police. As a result, the Board created a special committee, which we refer to as the “Special Committee,” of which Mr. Wright is not a member, and removed Mr. Wright from both the Audit Committee and the Nominating and Governance Committee. The Board has suggested to Mr. Wright that he resign, but to date he has elected not to do so.

The following table sets forth certain information regarding the Interested Directors and Independent Directors. Unless otherwise noted, the address for each director is c/o Corporate Capital Trust, Inc., CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida 32801. In this Amendment, the term “Fund Complex” means the Company and CCT II.

Name, Address and Age of Director	Position(s) Held with Company	Term of Office Length of Time Served	Principal Occupation Past Five Years	Number of Companies in Fund Complex Overseen by Director	Other Directorships Held by Director During Past Five Years
Interested Directors
Thomas K. Sittema, 58	Director (Class 2) and Chairman of the Board Chief Executive Officer	Appointed June 2010 Appointed September, 2014	Chief Executive Officer, Jan. 2011-present, and President, Aug. 2013-present of CNL Financial Group, Inc.; Director, June 2010-present, Chief Executive Officer, Sept. 2014-present, and Investment Committee Member, June 2011-present of CNL Fund Advisors Company; Chief Executive Officer, Oct. 2009–present of CNL Real Estate Group, Inc.; Chief Executive Officer and President, Sept. 2014-Dec. 2015 of Global Income Trust, Inc.; Chief Executive Officer Sept. 2014-Aug. 2016 and President, Sept. 2014–Mar. 2016 of CNL Growth Properties, Inc.	Two	Director and Vice Chairman, CNL Lifestyle Properties, Inc.; Director and Chairman, CNL Healthcare Properties, Inc. and CNL Growth Properties, Inc.; Trustee, Corporate Capital Trust II; Director, Crescent Holdings, LLC
Todd C. Builione, 42	Director (Class 3)	Appointed March 2017	President of KKR Credit & Capital Markets, Sept. 2013-present; member of Global Risk Committee, Sept. 2013-present; President of Highbridge Capital Management, Mar. 2005-Sept. 2013	Two	Director, Marshall Wace
Independent Directors
Frederick Arnold, 63	Director (Class 2)	Appointed January 2011	Chief Financial Officer, Convergex Group, LLC, July 2015-present; Executive Vice President and Chief Financial Officer, Capmark Financial Group, Inc., Sept. 2009-Jan. 2011	One	Director, Lehman Commercial Paper Inc.; Director, Lehman Brothers Holdings Inc.; Director, Syncora Holdings Ltd.; Former Director, CIFC Corp.
James H. Kropp, 68	Director (Class 3)	Appointed January 2011	Chief Investment Officer, SLKW Investments LLC, successor to i3 Funds, LLC, Dec. 2008-present; Chief Financial Officer, Microproperties LLC, 2011-present; Interim Chief Financial Officer, TaxEase, LLC, Feb. 2009-Feb. 2012	Two	Director, Chairman of the Compensation Committee, Member of the Nominating/Corporate Governance Committee, PS Business Parks, Inc., Glendale CA; Independent Trustee, Chairman of the Audit Committee, Member of the Governance Committee, and Member of the Independent Trustee Committee, American Homes 4 Rent; Independent Trustee, Corporate Capital Trust II
Kenneth C. Wright, 60	Director (Class 1)	Appointed January 2011	Baker & Hostetler LLP, Retired Partner, 2016-present; Partner 1990-2016; Managing Member, Scholars Group, LLC, 2014-present	One	Director, Florida Opportunity Fund; Director, Baker & Hostetler Florida PAC

The Company’s Executive Officers

The following table sets forth certain information regarding the Company’s executive officers. Unless otherwise noted, the address for each executive officer is c/o Corporate Capital Trust, Inc., CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida 32801:

Name, Address and Age of Officer	Position(s) held with Company	Term of Office- Length of Time Served	Principal Occupation Past Five Years	Number of Companies in Fund Complex Overseen by Officer	Other Directorships held by Officer
Thomas K. Sittema, 58	Director (Class 2) and Chairman of the Board Chief Executive Officer	Appointed June 2010 Appointed September 2014	Chief Executive Officer, Jan. 2011-present, and President Aug. 2013-present of CNL Financial Group, Inc.; Director, June 2010-present, Chief Executive Officer, Sept. 2014-present, and Investment Committee Member, June 2011-present of CNL Fund Advisors Company; Chief Executive Officer, Oct. 2009–present of CNL Real Estate Group, Inc.; Chief Executive Officer and President, Sept. 2014-Dec. 2015 of Global Income Trust, Inc.; Chief Executive Officer Sept. 2014-Aug. 2016 and President, Sept. 2014-Mar. 2016 of CNL Growth Properties, Inc.	Two	Director and Vice Chairman, CNL Lifestyle Properties, Inc.; Director and Vice Chairman, CNL Healthcare Properties, Inc.; Trustee, Corporate Capital Trust II; Director, Crescent Holdings, LLC

Chirag J. Bhavsar, 48	Chief Financial Officer and Chief Operating Officer	Appointed January 2017	Chief Financial Officer and Chief Operating Officer, Jan. 2017-present; Executive Vice President, Chief Operating Officer and Chief Financial Officer, Valley National Bank’s Florida Division, 2015-2016; Executive Vice President and Chief Financial Officer, CNLBancshares, Inc., 2002-2015	Two	Lead Independent Director and Audit Committee Chairman, Currency Exchange International Corp.

Kirk A. Montgomery, 60	Chief Compliance Officer General Counsel, Chief Legal Officer, and Senior Vice President Secretary	Appointed July 2013 Appointed 1/2014 Appointed November 2014	Head of Regulatory Affairs, Mar. 2013-present of CNL Financial Group Investment Management, LLC; General Counsel, Mar. 2013-present of CNL Capital Markets Corp.	Two

Director Compensation

The Independent Directors are entitled to receive annual compensation of $165,000. Each Independent Director serves as chairman of one of the Board committees. There are no pensions or retirement benefits to the Independent Directors at this time.

The Company will also reimburse each of the Independent Directors for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings. The table below sets forth the compensation received by each director from the Company for the fiscal year ended December 31, 2016. Other than as described below, none of the directors received compensation from the Fund Complex.

Name of Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Interested Directors:
Thomas K. Sittema	—	—	—	—	—	—	—
Erik A. Falk(1)	—	—	—	—	—	—	—
Independent Directors:
Frederick Arnold	$165,000	—	—	—	—	—	$165,000
James H. Kropp(2)	165,000	—	—	—	—	—	165,000
Kenneth C. Wright	165,000	—	—	—	—	—	165,000

(1)       Mr. Falk resigned from the Board effective on March 20, 2017.

(2)       Mr. Kropp also received $65,000 in 2016 for serving as an independent trustee of CCT II.

The table below shows the dollar range of equity securities of the Company that were beneficially owned by each director as of the close of business on April 3, 2017 stated as one of the following dollar ranges: None; $1-$10,000; $10,001-$50,000; $50,001-$100,000; or over $100,000. Other than as described below, none of the directors beneficially owned equity securities of other companies in the Fund Complex.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)
Interested Directors:
Thomas K. Sittema	Over $100,000
Todd C. Builione	None
Independent Directors:
Frederick Arnold	None
James H. Kropp(2)	Over $100,000
Kenneth C. Wright	None

(1)	Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” The dollar range of equity securities beneficially owned by directors is based on the Company’s net asset value of $8.93 per share as of December 31, 2016.

(2)	Mr. Kropp also beneficially owned over $100,000 of equity securities of CCT II.

Risk Oversight and Board Structure

Board Leadership Structure

The Company’s business and affairs are managed under the direction of the Board. Among other things, the Board sets broad policies for the Company and approves the appointment of the Company’s investment advisors, administrator and officers. The role of the Board, and of any individual director, is one of oversight and not of management of the Company’s day-to-day affairs.

Under the Bylaws, the Board may designate one of the Company’s directors as chair to preside over meetings of the Board and meetings of stockholders, and to perform such other duties as may be assigned to him or her by the Board. The Company believes that the Board’s flexibility to determine its chair and reorganize its leadership structure from time to time is in the best interest of the Company and its stockholders.

Presently, Mr. Sittema serves as chairman of the Board and is an “interested person” by virtue of being the Company’s chief executive officer and his employment with CNL Financial Group, Inc. The Company believes that this creates a firm link between management and the Board and provides unified leadership for carrying out the Company’s strategic initiatives and business plans. The Board has determined that the compositions of the Audit Committee, Nominating and Governance Committee and the Independent Director Committee are appropriate means to address any potential conflicts of interest that may arise from the chair’s status as an interested person of the Company. The Board, which reviews its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of the Company.

The Independent Directors play an active role on the Board. The Independent Directors compose a majority of the Board and will be closely involved in all material deliberations related to the Company. The Board believes that, with these practices, the Independent Directors have an equal involvement in the actions and oversight role of the Board and equal accountability to the Company and its stockholders. The Independent Directors are expected to meet separately (1) as part of each regular Board meeting and (2) with the Company’s chief compliance officer, as part of at least one Board meeting each year. The Independent Director Committee may hold additional meetings at the request of any Independent Director. As described under the heading “—Information about the Board and Executive Officers,” the Board also established the Special Committee, which can meet to discuss items of interest to a majority of the Independent Directors.

Board Role in Risk Oversight

The Board oversees the Company’s business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). The Board implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, the Board and its committees receive reports on the activities of the Company, as well as CNL and KKR, which we refer to as the “Advisors,” including reports regarding the Company’s investment portfolio and financial accounting and reporting. The Board also receives a quarterly report from the Company’s chief compliance officer, who reports on the Company’s compliance with the federal and state securities laws and the Company’s internal compliance policies and procedures as well as those of the Advisors, the Company’s administrator and the Company’s transfer agent. The Audit Committee’s meetings with the Company’s independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with the Advisors to receive reports regarding the Company’s operations, including reports on certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior members of the Company’s management.

The Board believes that its role in risk oversight is appropriate. The Company believes that there are robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of the Company, the Advisors and the Company’s other service providers.

Board Meetings and Attendance

The Board met 10 times during the fiscal year ended December 31, 2016, including six special meetings and four regular quarterly meetings. Each director attended at least 75% of the aggregate of all meetings of the Board to which they were invited during the fiscal year ended December 31, 2016, with the exception of Mr. Wright. Mr. Kropp and Mr. Arnold attended all meetings of the Board held during 2016. Mr. Sittema and Mr. Falk each missed one meeting. Mr. Wright missed three meetings. The Company does not have a formal policy regarding director attendance at an annual meeting of stockholders.

Committees of the Board

In addition to serving on the Board, the Company’s directors also serve on one or more of the following committees that have been established by the Board to handle certain designated responsibilities. The Board has designated a chairman of each committee. The Board may establish additional committees, change the membership of any committee, fill all vacancies, and designate alternate members to replace any absent or disqualified member of any committee, or to dissolve any committee as it deems necessary and in the Company’s best interest.

Audit Committee. The Company’s Audit Committee consists of two of the Independent Directors, James H. Kropp and Frederick Arnold, each of whom meets the independence standards established by the Securities and Exchange Commission, which we refer to as the “SEC,” for audit committees and is not an “interested person” for purposes of the 1940 Act. James H. Kropp serves as chairman of the Audit Committee. The Board has determined that each of James H. Kropp and Frederick Arnold is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on the Company’s website at www.corporatecapitaltrust.com. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor), reviewing the independence of the Company’s independent accountants, reviewing the adequacy of the Company’s internal controls over financial reporting and evaluating the process for determining the fair value of the Company’s Level 3 investments for which there is little, if any, market activity. The Audit Committee held 13 meetings during 2016. Each member of the Audit Committee who served on such committee during the 2016 fiscal year attended at least 75% of the meetings to which they were invited.

Nominating and Governance Committee. The Company’s Nominating and Governance Committee consists of two of the Independent Directors, James H. Kropp and Frederick Arnold, each of whom meets the independence standards established by the SEC for governance committees and is not an “interested person” for purposes of the 1940 Act. Frederick Arnold serves as chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on the Company’s website at www.corporatecapitaltrust.com. The Nominating and Governance Committee is responsible for selecting, researching, and nominating directors for election by the Company’s stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and the Company’s management. The Nominating and Governance Committee will consider stockholders’ proposed nominations for directors. A stockholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of the Company’s Bylaws. The Nominating and Governance Committee will consider nominees recommended in writing by a stockholder (other than stockholder recommendations of himself or herself) to serve as directors, provided that (1) such person is a stockholder of the Company at the time he, she or it recommends such nominee and is entitled to vote at the meeting of stockholders at which directors will be elected; and (2) the Nominating and Governance Committee will make the final determination as to the qualifications of the individual to be nominated. The Nominating and Governance Committee will evaluate each nominee recommended by a stockholder to serve as director in the same manner as it would evaluate potential nominees identified by the committee. The Nominating and Governance Committee held three meetings during 2016. Each member of the Nominating and Governance Committee who served on such committee during the 2016 fiscal year attended at least 75% of the meetings to which they were invited.

Special Committee. As described under the heading “—Information about the Board and Executive Officers,” the Board established the Special Committee in November, 2016. The Special Committee consists of Mr. Kropp and Mr. Arnold. The Special Committee was established to review, authorize and approve certain special projects as directed by the Board from time to time, as well as review, authorize and approve certain investment transactions with affiliates, in lieu of the Independent Director Committee. The Special Committee is also presently responsible for overseeing the annual approval process of the Company’s Investment Advisory Agreement with CNL, which we refer to as the “Advisory Agreement,” the Company’s Administrative Services Agreement with CNL, which we refer to as the “Administrative Services Agreement,” and the Company’s Sub-Advisory Agreement with KKR and CNL, which we refer to as the “Sub-Advisory Agreement.” The Special Committee held three meetings during 2016.

Independent Director Committee. The Company’s Independent Director Committee consists of all of the Independent Directors. Kenneth C. Wright serves as chairman of the Independent Director Committee. Time is allotted at each quarterly meeting of the Board for the Independent Directors to meet and discuss any issues that they deem necessary or appropriate. The Independent Directors may also choose to meet independent of Interested Directors during the course of other meetings or other times as they see fit. The Independent Director Committee held 13 meetings during 2016. The majority of these meetings focused on the qualifications of specific potential investments under the conditions of the SEC’s exemptive relief order that expanded the Company’s ability to co-invest with certain of the affiliates of the Advisors. The Independent Committee has not met since October 7, 2016 and its functions are currently being handled by other committees of the Board, including the Special Committee. Each member of the Independent Director Committee who served on such committee during the 2016 fiscal year attended at least 75% of the meetings to which they were invited.

Communications Between Stockholders and the Board

The Board welcomes communications from the Company’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: Corporate Capital Trust, Inc., CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida, 32801, Attention: Kirk A. Montgomery, Secretary. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Code of Ethics

The Company has adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to these codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements. A copy of the Company’s code of ethics is available on its website at www.corporatecapitaltrust.com. You may also read and copy the Company’s code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company’s code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of the Company’s code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov , or by writing the SEC’s Public Reference Section, 100 F Street, NE, Washington, DC 20549. Item 406 of Regulation S-K requires the Company to disclose whether it has adopted a code of ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted such a code and is in compliance with Item 406 of Regulation S-K.

Compensation Discussion and Analysis

As an externally managed business development company, the Company relies on the services of CNL as investment advisor under the Advisory Agreement and the services of KKR as investment sub-advisor under the Sub-Advisory Agreement. CNL also provides administrative services to the Company under the Administrative Services Agreement. In connection with its services, CNL has agreed to provide the Company with personnel to serve as the Company’s appointed officers. The Company’s appointed officers (who, while associated with CNL, serve on behalf of the Company) consist of the Company’s chief executive officer, chief financial officer, chief operating officer, secretary, treasurer, general counsel, chief compliance officer, deputy chief compliance officer, and vice president of investments. The Company does not pay any compensation to any of the Company’s officers.

Item 11. EXECUTIVE COMPENSATION.

Compensation Committee Report

As described herein, the Company’s executive officers are not compensated by the Company. Accordingly, the Company does not have a compensation committee of the Board. The Nominating and Governance Committee performs, to the extent that may be required, any duties typically delegated to a compensation committee of a board of directors. The Nominating and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of April 3, 2017, with respect to the beneficial ownership of the shares of common stock of the Company, which we refer to as the “Shares,” by (1) each director, (2) each executive officer and (3) all of the Company’s directors and executive officers as a group. Based upon information furnished by the Company’s transfer agent and other information available to the Company, there are no persons known to the Company to beneficially own 5% or more of the issued and outstanding Shares. As of April 3, 2017, there were 308,731,826 issued and outstanding Shares.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of this Amendment.

Unless otherwise indicated, to the Company’s knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the Shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Corporate Capital Trust, Inc., CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida, 32801.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage

Interested Directors:
Thomas K. Sittema	13,627	*
Todd C. Builione	—	*
Independent Directors:
Frederick Arnold	—	*
James H. Kropp	12,377	*
Kenneth C. Wright	—	*
Executive Officers:
Thomas K. Sittema	13,627	*
Chirag J. Bhavsar	—	*
Kirk A. Montgomery	—	*
Directors and Executive Officers as a group (7 persons)	26,004	*

*	Less than one percent.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company is subject to certain regulatory requirements that restrict the Company’s ability to engage in certain related party transactions. The Company has policies and procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it, to ensure that it does not enter into any prohibited transactions. For example, the Bylaws provide that, among other things, the Company may not engage in certain transactions with CNL or a director of the Company or an affiliate thereof unless (a) such transaction complies with all applicable law and (b) a majority of the Company’s directors (including a majority of the Independent Directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from non-affiliated third parties. In addition, the Independent Director Committee evaluates transactions between the Company and its affiliates that are subject to restrictions under Section 57 of the 1940 Act. The following is a description of transactions since the beginning of the Company’s last fiscal year and any currently proposed transaction in which the amount exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Investment Advisory Services

The Company has entered into the Advisory Agreement with CNL, pursuant to which CNL provides investment advisory services to the Company. CNL and the Company have entered into the Sub-Advisory Agreement with KKR pursuant to which KKR assists CNL in providing investment advisory services to the Company. The Company pays CNL a management fee under the Advisory Agreement consisting of a base management fee and a performance-based incentive fee. Under the Sub-Advisory Agreement, CNL pays KKR 50% of the fees that it receives under the Advisory Agreement. The Company also reimburses CNL and KKR for various expenses they incur in providing these services and performing their obligations under the agreements.

Administrative Services Agreements

The Company has entered into the Administrative Services Agreement with CNL, pursuant to which CNL performs or oversees the performance of various administrative services that it requires, as well as personnel and facilities necessary for the Company’s business and these services. For providing these services, facilities and personnel, the Company reimburses CNL for administrative expenses it incurs in performing its obligations. However, such reimbursements are made at an amount equal to the lower of CNL’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. The Company does not reimburse CNL for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of CNL. Effective in 2015, the Company no longer reimburses CNL for certain personnel expenses for internal legal counsel and the Company’s chief compliance officer and chief financial officer, as described in the Administrative Services Agreement. The administrative service fees paid to CNL under the Administrative Services Agreement for the year ended December 31, 2016 are set forth in the table below.

CNL, serving as administrator, has entered into an agreement with CNL Capital Markets Corp., an affiliate, to (1) provide certain transfer agency oversight services, including amending an existing transfer agency agreement with a duly registered transfer agent to add the Company as a party to the transfer agency agreement, (2) respond to administrative calls from broker-dealers, financial advisors and investors, (3) provide stockholder communication services and (4) perform other administrative services related to the purchase, ownership and transfer of the Shares.

Managing Dealer Fees and Expenses

The Company’s managing dealer, CNL Securities Corp., which we refer to as the “Managing Dealer,” is an affiliate of CNL. The Company sold approximately 141 million Shares in its initial public offering. The Company also sold an additional 168 million Shares in a follow-on public offering, which closed on November 1, 2016. The Managing Dealer was generally entitled to receive selling commissions of up to 7% of the gross proceeds of Shares sold in the offerings and a marketing support fee of up to 3% of the gross offering proceeds of Shares sold in the offerings. The Managing Dealer engaged unrelated, third-party participating broker-dealers in connection with the offerings and, in connection therewith, re-allowed all or a portion of such fees to participating broker-dealers.

Reimbursement of Offering and Organizational Costs

The terms of the Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Company’s offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. At the conclusion of the Company’s public offerings, the final reimbursement rate for organization and offering expenses was 0.7% of gross offering proceeds. During the year ended December 31, 2016, the Company reimbursed the Advisors $1.08 million in expenses related to the Company’s follow-on public offering, or 0.8% of gross offering proceeds of such offering.

Payments to Related Parties

Related party fees, expenses and reimbursement of expenses incurred by the Company for the year ended December 31, 2016 is summarized below (in thousands):

Related Party	Source Agreement & Description	2016
CNL Securities Corp.	Managing Dealer Agreement:
	Selling commissions and marketing support fees	$9,649
CNL and KKR	Advisory Agreement:
	Base management fees (investment advisory fees)	82,736
CNL and KKR	Advisory Agreement: Subordinated incentive fee on income(1)	24,123
CNL and KKR	Advisory Agreement: Incentive fee on capital gains(2)	—
CNL and KKR	Advisory Agreement:
	Organization and offering expenses reimbursement(3)	1,079
KKR	Sub-Advisory Agreement:
	Investment expenses reimbursement	1,316
CNL	Administrative Services Agreement:
	Administrative and compliance services	2,085

(1)	During the year ended December 31, 2016, $19.97 million of subordinated incentive fees on income were paid to the Advisors. As of December 31, 2016, a subordinated incentive fee on income of $4.91 million was payable to the Advisors. As of December 31, 2016, $2.04 million of capital structuring fees were receivable from the Advisors.

(2)	The following table provides additional details for the organization and offering expenses reimbursement for the year ended December 31, 2016 (in thousands):

Organization and Offering Expenses Reimbursement for the Year Ended December 31, 2016
Offering expenses reimbursement payable as of January 1,	$210
Additional offering expenses deferred during the year ended December 31,	1,079
Offering expenses reimbursements payable as of December 31,	(39)
Offering expenses reimbursements paid to the Advisors during the year ended December 31,	$1,250
Outstanding unreimbursed offering expenses (net of amounts payable) as of December 31,	$—

Structuring Fees

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of a co-investment transaction or originated investment in which the Company participates. As a result, the Company earned capital structuring fees of $10.35 million during the year ended December 31, 2016.

Indemnification

The Advisory Agreement and Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the Managing Dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Charter provides certain indemnifications to the Company’s officers, directors, agents, and certain other persons. As of December 31, 2016, management believed that the risk of incurring of any losses for such indemnification was remote.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such statements furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2016, except an initial statement of beneficial ownership on Form 3 for Mr. Bhavsar was filed late due to an administrative error.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Auditors

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s fiscal years ended December 31, 2016 and 2015.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2016	$650,000	$46,500	$88,673	$—
2015	$557,750	$182,600	$37,334	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte & Touche LLP, including those in connection with the provision of comfort letters submitted by Deloitte & Touche LLP related to the Company’s registration statements and broker-dealer activity pursuant to the Company’s offerings of Shares.

(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte & Touche LLP, including primarily the review of the Company’s income tax returns.

(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte & Touche LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisors and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2016 and 2015, were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are filed with this Amendment:

Number	Description of Exhibit	Method of Filing

3.3	Second Articles of Amendment and Restatement (conformed to reflect the Certificate of Correction to Articles of Amendment and Restatement, filed with the SDAT on March 11, 2013)	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April 2017.

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

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 6, 2017

/s/ Todd C. Builione Todd C. Builione	Director	April 6, 2017

/s/ Frederick Arnold Frederick Arnold	Independent Director	April 6, 2017

/s/ James H. Kropp James H. Kropp	Independent Director	April 6, 2017

/s/ Chirag J. Bhavsar Chirag J. Bhavsar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2017