Form 10-Q
period 2017-03-31
Corporate Capital Trust, Inc.
filed 2017-05-12
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 10, 2017 was 309,773,886.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,676,118 and $3,797,345, respectively) - including $166,003 and $345,774, respectively, of investments pledged to creditors (Note 10)	$3,512,555	$3,622,442
Non-controlled, affiliated investments (amortized cost of $195,254 and $187,703, respectively)	152,577	142,855
Controlled, affiliated investments (amortized cost of $346,088 and $341,875, respectively)	269,897	259,996

Total investments, at fair value (amortized cost of $4,217,460 and $4,326,923, respectively)	3,935,029	4,025,293
Cash	49,037	127,031
Cash denominated in foreign currency (cost of $3,423 and $5,314, respectively)	3,440	5,229
Restricted cash	266	14,353
Collateral on deposit with custodian	105,000	95,000
Dividends and interest receivable	48,681	53,484
Receivable for investments sold	7,362	49,324
Principal receivable	4,996	2,942
Unrealized appreciation on derivative instruments	40,436	42,511
Receivable from advisors	—	2,040
Deferred offering expense	194	402
Prepaid and other deferred expenses	12,248	13,087

Total assets	4,206,689	4,430,696

Liabilities
Revolving credit facilities	998,500	1,219,000
Term loan payable, net	384,584	385,203
Repurchase agreement payable	23,769	23,454
Payable for investments purchased	2,449	22,205
Unrealized depreciation on derivative instruments	2,440	251
Accrued performance-based incentive fees	927	4,905
Accrued investment advisory fees	7,052	7,332
Accrued directors’ fees	4	—
Deferred tax liability	2,446	1,991
Other accrued expenses and liabilities	5,274	7,023

Total liabilities	1,427,445	1,671,364
Commitments and contingencies (Note 11)

Net Assets	$2,779,244	$2,759,332

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 308,731,826 and 309,041,547 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$309	$309
Paid-in capital in excess of par value	3,009,513	3,012,062
Undistributed net investment income	39,566	39,566
Accumulated net realized losses	(24,059)	(32,331)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation (net of provision for taxes of $2,446 and $1,991, respectively)	(246,085)	(260,274)

Net assets	$2,779,244	$2,759,332

Net asset value per share	$9.00	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $273 and $339, respectively)	$83,735	$77,594
Controlled, affiliated investments	—	—

Total interest income	83,735	77,594

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	1,027	4,462
Non-controlled, affiliated investments	—	3,902
Controlled, affiliated investments	2,463	—

Total payment-in-kind interest income	3,490	8,364

Fee income:
Non-controlled, non-affiliated investments	2,605	665

Total fee income	2,605	665

Dividend and other income:
Non-controlled, non-affiliated investments	296	135
Non-controlled, affiliated investments	—	569
Controlled, affiliated investments	2,722	1,524

Total dividend and other income	3,018	2,228

Total investment income	92,848	88,851

Operating expenses
Investment advisory fees	20,771	19,676
Interest expense	14,148	11,467
Performance-based incentive fees	927	2,650
Administrative services	840	846
Professional services	1,046	634
Offering expenses	205	812
Custodian and accounting fees	437	414
Director fees and expenses	133	112
Other	1,675	905

Total operating expenses	40,182	37,516

Net investment income before taxes	52,666	51,335
Income tax expense, including excise tax	123	—

Net investment income	52,543	51,335

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	15,478	(12,149)
Controlled, affiliated investments	154	—
Derivative instruments	2,871	9,269
Foreign currency transactions	(515)	3,190

Net realized gains	17,988	310

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	11,340	(38,447)
Non-controlled, affiliated investments	2,171	(14,160)
Controlled, affiliated investments	5,688	1,498
Derivative instruments	(4,264)	(32,401)
Foreign currency translation	(332)	(3,420)
Provision for taxes	(414)	—

Net change in unrealized appreciation (depreciation)	14,189	(86,930)

Net realized and unrealized gains (losses)	32,177	(86,620)

Net increase (decrease) in net assets resulting from operations	$84,720	$(35,285)

Net investment income per share	$0.17	$0.17

Diluted and basic earnings per share	$0.27	$(0.12)

Weighted average number of shares of common stock outstanding (basic and diluted)	309,348,988	298,079,111

Distributions declared per share	$0.20	$0.20

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$52,543	$51,335
Net realized gains on investments, derivative instruments and foreign currency transactions	17,988	310
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	14,189	(86,930)

Net increase in net assets resulting from operations	84,720	(35,285)

Distributions to shareholders from
Net investment income	(52,543)	(51,335)
Net realized gains	(9,716)	(310)
Distributions in excess of net investment income (Note 8)	—	(8,295)

Net decrease in net assets resulting from shareholders’ distributions	(62,259)	(59,940)

Capital share transactions
Issuance of shares of common stock	—	101,336
Reinvestment of shareholders’ distributions	30,820	30,679
Repurchase of shares of common stock	(33,369)	(16,297)

Net increase/(decrease) in net assets resulting from capital share transactions	(2,549)	115,718

Total increase in net assets	19,912	20,493
Net assets at beginning of period	2,759,332	2,594,022

Net assets at end of period	$2,779,244	$2,614,515

Capital share activity
Shares issued from subscriptions	—	11,392,899
Shares issued from reinvestment of distributions	3,397,965	3,457,351
Shares repurchased	(3,707,686)	(1,827,053)

Net increase (decrease) in shares outstanding	(309,721)	13,023,197

Undistributed net investment income at end of period	$39,566	$58,953

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$84,720	$(35,285)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(254,878)	(131,229)
(Decrease) increase in payable for investments purchased	(19,884)	18,149
Payment-in-kind interest capitalized	(1,038)	(6,062)
Proceeds from sales of investments	201,198	58,801
Proceeds from principal payments	187,445	133,264
Net realized (gain) loss on investments	(15,632)	12,149
Net change in unrealized (appreciation) depreciation on investments	(19,199)	51,109
Net change in unrealized depreciation on derivative instruments	4,264	32,401
Net change in unrealized depreciation on foreign currency translation	332	3,420
Amortization of premium/discount, net	(6,136)	(1,944)
Amortization of deferred financing costs	1,012	960
Accretion of discount on term loan payable	99	98
Increase in short-term investments, net	(1,496)	(23,817)
Increase (decrease) in collateral on deposit with custodian	(10,000)	22,640
Decrease (increase) in dividends and interest receivable	4,803	(2,416)
Decrease in receivable for investments sold	41,976	17,396
Increase in principal receivable	(2,054)	(4,362)
Decrease in receivable from advisors	2,040	156
Decrease in other assets	386	309
Decrease in accrued investment advisory fees	(280)	(149)
(Decrease) increase in accrued performance-based incentive fees	(3,978)	1,901
Increase in deferred tax liability	414	—
Decrease in other accrued expenses and liabilities	(1,745)	(2,814)

Net cash provided by operating activities	192,369	144,675

Financing Activities:
Proceeds from issuance of shares of common stock	—	101,336
Payments on repurchases of shares of common stock	(33,369)	(16,297)
Distributions paid	(31,439)	(29,261)
Repayments under term loan payable	(1,000)	(1,000)
Borrowings under revolving credit facilities	107,500	—
Repayments of revolving credit facilities	(328,000)	(169,587)
Deferred financing costs paid	(33)	(130)

Net cash used in financing activities	(286,341)	(114,939)

Effect of exchange rate changes on cash	102	135

Net (decrease) increase in cash	(93,870)	29,871
Cash, cash denominated in foreign currency and restricted cash, beginning of period	146,613	69,204

Cash, cash denominated in foreign currency and restricted cash, end of period	$52,743	$99,075

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$12,499	$10,596

Taxes paid, including excise tax	$3,500	$2,791

Distributions reinvested	$30,820	$30,679

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Senior Secured Loans - First Lien—58.3%
A10 Capital, LLC	(f)(g)(3)	Real Estate	L + 800	1.00%	10/15/2021	$32,688	$32,383	$33,015
Abaco Systems, Inc.	(f)(h)(2)	Capital Goods	L + 600	1.00%	12/7/2021	65,512	63,081	65,272
ABILITY Network, Inc.	(3)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	632	624	635
Accuride Corp.	(2)	Capital Goods	L + 700	1.00%	11/17/2023	10,976	10,658	10,990
Agro Merchants NAI Holdings, LLC	(f)(h)(2)	Transportation	L + 700	1.00%	10/1/2020	73,262	72,652	70,982
Algeco/Scotsman Holdings SARL (LUX)	(f)(g)(i)(j)(k)	Consumer Durables & Apparel	15.75% PIK (15.75 Max PIK)		5/1/2018	41,958	32,642	9,320
AltEn, LLC	(f)(j)(k)(l)(5)	Energy	L + 900 PIK (L + 900 Max PIK)	1.00%	9/12/2018	37,499	29,836	6,232
AM General, LLC	(f)(h)(3)	Automobiles & Components	L + 725	1.00%	12/28/2021	95,530	94,156	96,885
American Freight, Inc.	(f)(3)	Retailing	L + 625	1.00%	10/31/2020	31,954	31,849	31,954
Amtek Global Technology Pte. Ltd. (SGP)	(f)(g)(i)(6)(EUR)	Automobiles & Components	E + 900	1.00%	11/10/2019	€7,633	8,345	8,032
	(f)(g)(i)(6)(EUR)		E + 900	1.00%	11/10/2019	56,564	58,136	59,516
	(f)(g)(i)(6)(EUR)		E + 900	1.00%	11/10/2019	58,055	59,668	61,085
	(f)(g)(i)(6)(EUR)		E + 900	1.00%	11/10/2019	8,078	8,303	8,500
	(f)(g)(i)(6)(EUR)		E + 900	1.00%	11/10/2019	6,940	7,341	7,303
BeyondTrust Software, Inc.	(f)(2)	Software & Services	L + 700	1.00%	9/25/2019	$11,906	11,830	11,675

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Casual Dining Group, Ltd. (GBR)	(f)(g)(i)(2)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	$60,392	$48,917
Charlotte Russe, Inc.	(2)	Retailing	L + 550	1.25%	5/22/2019	$4,478	4,464	2,851
	(2)		L + 550	1.25%	5/22/2019	18,291	18,200	11,645
Dentix (SPN)	(f)(g)(i)(6)(EUR)	Health Care Equipment & Services	E + 825		12/14/2021	€21,000	21,193	23,344
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	$4,138	3,512	3,559
DJO Finance, LLC		Health Care Equipment & Services	8.13%	1.00%	6/8/2020	675	586	582
EagleView Technology Corp.	(2)	Software & Services	L + 425	1.00%	7/15/2022	6,895	6,841	6,924
FleetPride Corp.	(2)	Capital Goods	L + 400	1.25%	11/19/2019	885	792	838
Greystone & Co., Inc.	(f)(7)	Diversified Financials	L + 800	1.00%	3/26/2021	32,997	32,623	32,965
Hunt Mortgage	(f)(h)(2)	Diversified Financials	L + 750	1.00%	2/14/2023	43,824	43,176	42,930
Imagine! Print Solutions, Inc.	(f)(2)	Media	L + 625	1.00%	3/31/2023	14,850	14,327	14,850
iPayment Investors, Inc.	(3)	Software & Services	L + 525	1.50%	5/8/2017	11,885	11,877	11,825
Jacuzzi Brands, Inc.	(f)(h)(2)	Capital Goods	L + 650	1.25%	7/3/2019	15,000	14,749	14,919
	(f)(2)		L + 650	1.25%	7/3/2019	15,240	15,099	15,158
Jacuzzi Brands, Inc. (LUX)	(f)(i)(2)	Capital Goods	L + 650	1.25%	7/3/2019	20,118	19,932	20,010
JHT Holdings, Inc.	(f)(h)(2)	Capital Goods	L + 850	1.00%	5/4/2022	34,231	33,631	35,011
KeyPoint Government Solutions, Inc.	(f)(2)	Capital Goods	L + 650	1.25%	11/13/2017	26,823	26,729	26,823

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(g)(i)(k)(m)(AUD)	Consumer Services	15.00%		8/7/2019	A$	31,021	$27,501	$13,916
Koosharem, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$18,957	18,843	17,725
Marshall Retail Group, LLC	(f)(2)	Retailing	L + 600	1.00%	8/25/2020		16,426	16,319	15,156
MCS AMS Sub-Holdings, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		24,403	24,035	23,671
NEP Group, Inc.	(3)	Media	L + 325	1.00%	1/22/2020		496	489	498
New Enterprise Stone & Lime Co., Inc.	(f)(h)(2)	Capital Goods	L + 800	1.00%	3/19/2021		102,461	101,561	108,410
	(f)(h)(2)		L + 800	1.00%	3/19/2021		51,745	51,290	54,749
Nine West Holdings, Inc.	(2)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,247	13,076	9,563
NMI Holdings, Inc.	(f)(g)(2)	Insurance	L + 675	1.00%	11/15/2019		37,431	37,071	37,317
P & L Development, LLC	(f)(h)(j)(3)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750 (1.00% Max PIK)		5/1/2020		56,175	55,806	56,456
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 800	1.00%	5/31/2019		58,062	57,430	58,933
Paradigm Acquisition Corp.	(2)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022		10,897	10,769	10,924
Petroplex Acidizing, Inc.	(f)(j)(2)	Energy	L+900, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019		22,367	22,367	20,756
	(f)(j)(k)		15.00% PIK (15.00% Max PIK)		12/5/2019		18,420	13,809	1,557

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Proserv Acquisition, LLC	(f)(g)(2)	Energy	L + 537.5	1.00%	12/22/2021	$26,964	$21,302	$16,465
Proserv Acquisition, LLC (GBR)	(f)(g)(i)(2)	Energy	L + 537.5	1.00%	12/22/2021	15,827	12,503	9,664
Raley’s	(3)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	11,288	10,975	11,387
Safety Technology Holdings, Inc.	(f)(2)	Technology Hardware & Equipment	L + 600	1.00%	7/29/2022	1,200	1,168	1,201
	(f)(3)		L + 600	1.00%	7/29/2022	7,462	7,275	7,493
	(f)(3)		L + 600	1.00%	7/29/2022	169	158	109
Sears Canada, Inc. (CAN)	(f)(g)(i)(2)	Retailing	L + 950	1.00%	5/28/2019	20,833	20,314	20,313
Sequa Corp.	(2)	Capital Goods	L + 400	1.25%	6/19/2017	7,333	7,048	7,260
SIRVA Worldwide, Inc.	(2)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	22,716	22,166	22,603
Smile Brands Group, Inc.	(f)(2)	Health Care Equipment & Services	L + 625	1.00%	8/16/2022	12,438	12,295	12,363
SouthernCarlson	(f)(2)	Capital Goods	L + 700	1.00%	6/30/2022	1,244	1,177	474
	(f)(2)		L + 700	1.00%	6/30/2022	38,349	37,911	38,924
	(f)(2)		L + 700	1.00%	6/30/2022	5,182	5,125	5,260
ThreeSixty Group	(f)(h)(2)	Retailing	L + 700	1.00%	1/31/2024	52,314	52,314	52,306
Traverse Midstream Partners, LLC	(f)(2)	Energy	L + 1000	1.00%	11/10/2020	2,348	2,312	2,328
	(f)(2)		L + 1000	1.00%	11/10/2020	15,263	15,024	15,131
	(f)(2)		L + 1000	1.00%	11/10/2020	7,044	6,934	6,984
	(f)(2)		L + 1000	1.00%	11/10/2020	11,741	11,555	11,639

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
TTM Technologies, Inc.	(g)(3)	Technology Hardware & Equipment	L + 425	1.00%	7/31/2021	$8,827	$8,597	$8,982
Vee Pak, LLC	(f)(h)(3)	Materials	L + 675	1.00%	2/1/2023	50,774	50,018	50,012
Waste Pro USA, Inc.	(f)(h)(3)	Transportation	L + 750	1.00%	10/15/2020	35,856	35,856	36,035
Willbros Group, Inc.	(f)(h)(2)	Energy	L + 975	1.25%	12/15/2019	25,599	25,599	25,951
Z Gallerie, Inc.	(f)(2)	Retailing	L + 650	1.00%	10/8/2020	31,867	31,626	31,728

Total Senior Secured Loans - First Lien							$1,699,245	$1,618,790

Senior Secured Loans - Second Lien—38.5%
Abaco Systems, Inc.	(f)(h)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,280	$63,879
Angelica Corp.	(f)(j)(k)(5)	Health Care Equipment & Services	L + 875 PIK (L+875 Max PIK)	1.25%	8/20/2019	53,609	50,869	9,495
Applied Systems, Inc.	(2)	Software & Services	L + 650	1.00%	1/24/2022	21,242	21,289	21,466
Belk, Inc.	(f)(h)	Retailing	10.50%		6/12/2023	99,615	97,860	92,059
Bon-Ton Department Stores, Inc.	(f)(g)(2)	Retailing	L + 950	1.00%	3/18/2021	13,529	13,285	13,091
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,004	21,129
Culligan International Co.	(f)(3)	Household & Personal Products	L + 850	1.00%	11/15/2024	37,500	36,769	37,056
EagleView Technology Corp.	(2)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,577	32,948

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Excelitas Technologies Corp.	(f)(j)(2)	Technology Hardware & Equipment	L+975, 1.50% PIK (3.00% Max PIK)	1.00%	4/29/2021	$114,554	$114,554	$113,983
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,671	10,937
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	40,346	39,286	40,565
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	22,595	22,460	21,879
MedAssets, Inc.	(f)(h)(3)	Health Care Equipment & Services	L + 975	1.00%	4/20/2023	63,000	61,279	63,000
NEP Group, Inc.	(2)	Media	L + 875	1.25%	7/22/2020	641	626	650
NewWave Communications, Inc.	(2)	Media	L + 800	1.00%	10/30/2020	13,712	13,685	13,798
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 800	1.00%	4/30/2021	445	442	429
	(2)		L + 800	1.00%	4/30/2021	74,312	72,861	71,587
Petrochoice Holdings, Inc.	(f)(h)(3)	Capital Goods	L + 875	1.00%	8/21/2023	65,000	63,316	64,661
Plaskolite, LLC	(f)(2)	Materials	L + 825	1.00%	11/3/2023	33,543	32,629	33,879
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	29,376	28,698	28,898
Press Ganey Holdings, Inc.	(3)	Health Care Equipment & Services	L + 800	1.00%	10/21/2024	6,703	6,638	6,862
SquareTwo Financial Corp.	(f)(j)(k)(5)	Diversified Financials	L+1000 PIK (L+1000 Max PIK)	1.00%	5/24/2019	11,343	11,151	4,562
	(f)(j)(2)		L+950 PIK (L+950 Max PIK)	1.00%	5/24/2019	2,939	2,899	2,939

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Sungard Public Sector LLC	(f)(h)(2)	Software & Services	L + 850	1.00%	1/30/2025	$24,346	$24,106	$24,065
Valeo Foods Group Ltd. (IRL)	(f)(g)(i)(2)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,778	36,491
Vencore, Inc.	(2)	Capital Goods	L + 875	1.00%	5/23/2020	$87,673	86,794	88,495
Vertafore, Inc.	(f)(3)	Software & Services	L + 900	1.00%	6/30/2024	81,500	79,242	82,722
Vestcom International, Inc.	(f)(3)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,164	58,364
WireCo WorldGroup, Inc.	(3)	Capital Goods	L + 950	1.00%	9/30/2024	11,226	11,153	11,345

Total Senior Secured Loans - Second Lien							$1,121,365	$1,071,234

Senior Secured Bonds—3.0%
Artesyn Technologies, Inc.	(n)(o)	Technology Hardware & Equipment	9.75%		10/15/2020	$13,253	$12,845	$12,955
Direct ChassisLink, Inc.	(n)(o)	Transportation	10.00%		6/15/2023	5,726	5,818	6,127
Louisiana Public Facilities Authority	(f)(k)(2)	Energy	L + 1000	1.50%	1/1/2020	34,330	32,599	9,384
	(f)(k)(o)(2)		L + 1000	1.50%	1/1/2020	10,650	10,344	2,911
Maxim Crane, LP	(n)(o)	Capital Goods	10.13%		8/1/2024	3,821	3,821	4,079
NESCO, LLC	(n)(o)	Capital Goods	6.88%		2/15/2021	10,015	6,591	8,262
OAG Holdings, LLC	(f)(j)(k)	Energy	10.00%, 2.00% PIK (2.00% Max PIK)		12/20/2020	21,367	18,266	1,332
PQ Corp.	(n)(o)	Materials	6.75%		11/15/2022	1,052	1,052	1,120

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
RedPrairie Corp.	(n)(o)	Software & Services	7.38%		10/15/2024	$13,805	$13,805	$14,392
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516	27,934	22,670
Sentry Holdings, Ltd. (GBR)	(g)(i)(n)(o)(GBP)	Insurance	8.75%		4/2/2020	£936	1,421	1,109

Total Senior Secured Bonds							$134,496	$84,341

Total Senior Debt							$2,955,106	$2,774,365

Subordinated Debt—18.3%
Alion Science & Technology Corp.	(f)(h)(o)	Capital Goods	11.00%		8/19/2022	$68,603	$67,735	$67,899
Cemex Materials, LLC	(n)(o)	Materials	7.70%		7/21/2025	58,454	61,901	64,007
ClubCorp Club Operations, Inc.	(n)(o)	Consumer Services	8.25%		12/15/2023	693	662	754
Exemplis Corp.	(f)(j)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	19,539	19,539	19,832
Hilding Anders (SWE)	(f)(g)(i)(j)(p)(EUR)	Consumer Durables & Apparel		13.00% PIK (13.00% Max PIK)	6/30/2021	€112,535	130,162	78,658
	(f)(g)(i)(j)(k)(p)(EUR)			12.00% PIK (12.00% Max PIK)	12/31/2022	2,733	507	745
	(f)(g)(i)(j)(k)(p)(EUR)			12.00% PIK (12.00% Max PIK)	12/31/2023	22,230	939	5
	(f)(g)(i)(j)(k)(p)(EUR)			18.00% PIK (18.00% Max PIK)	12/31/2024	35,185	12,851	9,588

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Hillman Group, Inc.	(n)(o)	Consumer Durables & Apparel	6.38%		7/15/2022		$559	$542	$533
Home Partners of America	(f)(3)	Real Estate	L + 700	1.00%	6/8/2023		75,000	73,589	75,750
Kenan Advantage Group, Inc.	(n)(o)	Transportation	7.88%		7/31/2023		2,758	2,637	2,820
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%		2/12/2022		11,555	11,365	11,854
	(f)(j)		12.00% PIK (12.00% Max PIK)		8/12/2025		10,299	10,143	10,603
Platform Specialty Products Corp.	(g)(n)(o)	Materials	10.38%		5/1/2021		2,747	2,747	3,056
PQ Corp.	(f)(o)(2)	Materials	L + 1075	1.00%	5/1/2022		133,488	131,063	138,649
Vertiv Group Corp.	(n)(o)	Technology Hardware & Equipment	9.25%		10/15/2024		22,713	22,947	24,303

Total Subordinated Debt								$549,329	$509,056

Structured Products—7.6%
Central Park Leasing SARL (LUX), Partnership Interest	(f)(g)(i)*	Capital Goods				$	N/A	$64,367	$64,387
Comet Aircraft SARL (LUX), Common Shares	(f)(g)(i)(p)	Capital Goods					49,618	49,618	50,471
Guardian Investors, LLC, Membership Interest	(f)(g)(p)*	Diversified Financials					N/A	8,433	3,213
Innovating Partners, LLC, Membership Interest	(f)(g)(p)*	Diversified Financials					N/A	10,841	3,675
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(g)(p)*	Diversified Financials					N/A	12,000	8,790

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
LSF IX Java Investments, Ltd (IRL)	(f)(g)(i)(q)(8)(EUR)	Diversified Financials	E + 315		12/3/2019		€56,406	$52,025	$53,950
Trade Finance Funding I, Ltd. 2013 - 1A Class B (CYM)	(f)(g)(i)(o)	Diversified Financials	10.75%		11/13/2018		$28,221	28,221	25,625

Total Structured Products								$225,505	$210,111

Equity/Other—15.8%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				$	N/A	$7,350	$6,648
AltEn, LLC, Membership Units	(f)*	Energy					2,384	2,955	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(i)*(EUR)	Automobiles & Components			12/31/2017		9,991	4,635	3,236
	(f)(g)(i)*(EUR)				12/31/2018		9,991	4,785	3,249
Belk, Inc., Units	(f)	Retailing					1,642	7,845	2,251
Cengage Learning Holdings II, LP, Common Stock	(f)	Media					227,802	7,529	4,484
Education Management Corp., Common Stock	(f)*	Consumer Services					3,779,591	1,046	—
Education Management Corp., Warrants	(f)*				1/5/2022		2,320,791	371	—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment					N/A	5,636	5,681
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(g)	Diversified Financials					N/A	70,825	70,826

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*	Technology Hardware & Equipment				$40,529	$—	$—
Genesys Telecommunications Laboratories, Inc., Class A1-A5 Shares	(f)*					3,463,150	120	651
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					41,339	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*					1,050,465	—	—
Hilding Anders (SWE), Arle PIK Interest	(f)(g)(i)(p)*	Consumer Durables & Apparel				N/A	—	—
Hilding Anders (SWE), Class A Common Stock	(f)(g)(i)(p)*(SEK)					4,503,408	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(g)(i)(p)*(SEK)					574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(g)(i)(p)*(SEK)					213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(g)(i)(p)*(SEK)				12/31/2020	236,160,807	14,988	3,294
Home Partners of America, Inc., Common Stock	(f)(l)*	Real Estate				100,044	101,876	127,116
Home Partners of America, Inc., Warrants	(f)(l)*				8/7/2024	2,674	292	872
iPayment Investors, LP, Common Stock	(f)*	Software & Services				538,143	1,988	850
Jacuzzi Brands, Inc., Warrants	(f)*	Capital Goods			7/3/2019	49,888	—	1,924
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	872	2,181

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(g)(i)(r)*(AUD)	Consumer Services				1,588,469	1,019	—
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				$5,451	$6,541	$—
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy				N/A	2,354	—
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(g)(i)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(g)(i)(l)(s)		9.00%			58,184	57,226	18,357
Petroplex Acidizing Inc., Warrants	(f)*	Energy			12/29/2026	8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	2,592
PQ Corp., Class B Common Stock	(f)*	Materials				18,059	3,337	3,550
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(i)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(i)*(GBP)					6,113,719	9,065	7,660
SquareTwo Financial Corp., Series A Preferred Stock	(f)(j)(k)*	Diversified Financials	12.50%			16,044	5,457	—
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	48,217	53,889
Strategic Credit Opportunities Partners, LLC, Units	(f)(g)(p)	Diversified Financials				92,400	92,400	98,266
Stuart Weitzman, Inc., Common Stock, Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	1,377
Toorak Capital Partners, LLC, Membership Interest	(f)(g)(p)*	Diversified Financials				N/A	13,192	13,192

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Towergate (GBR), Ordinary Shares	(f)(g)(i)*(GBP)	Insurance				£116,814	173	146
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	$7,760	$7,702

Total Equity/Other							$486,018	$439,995

Total Investments, excluding Short Term Investments — 141.5%							$4,215,958	$3,933,527

Short Term Investments—0.1%
Goldman Sachs Financial Square Funds – Treasury Instruments Fund	(t)		0.46%			1,502,317	$1,502	$1,502

Total Short Term Investments							$1,502	$1,502

TOTAL INVESTMENTS — 141.6% (u)							$4,217,460	$3,935,029

LIABILITIES IN EXCESS OF OTHER ASSETS—(41.6%)								(1,155,785)
NET ASSETS—100.0%								$2,779,244

Collateral on Deposit with Custodian—3.8%
Bank of Nova Scotia Certificate of Deposit					6/30/2017	105,000	$105,000	105,000

Total Collateral on Deposit with Custodian							$105,000	$105,000

Derivative Instruments (Note 4)—1.4%
Cross currency swaps	(f)						$—	22,461
Foreign currency forward contracts	(f)						$—	868
Interest rate swaps	(f)						$—	9,914
Total return swaps	(f)(g)						$—	$4,753

Total Derivative Instruments							$—	$37,996

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Represents maturity of debt securities and expiration of applicable equity investments.
(d)	Denominated in U.S. dollars unless otherwise noted.
(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors. (see Note 2).
(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.3% of the Company’s total assets represented qualifying assets as of March 31, 2017.
(h)	Security or portion thereof was held within CCT SE I LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of March 31, 2017.
(i)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(j)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
(k)	Investment was on non-accrual status as of March 31, 2017.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

(l)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2017 represented 5.5% of the Company’s net assets. Fair value as of March 31, 2017 along with transactions during the three months ended March 31, 2017 in these affiliated investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2017				Three Months Ended March 31, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	8,733	—	—	(2,501)	6,232	—	—	—	—
Home Partners of America, Inc.
Common Stock	113,013	2,150	—	11,953	127,116	—	—	—	—
Warrants	607	—	—	265	872	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	20,502	5,401	—	(7,546)	18,357	—	—	—	—

Totals	$142,855	$7,551	$—	$2,171	$152,577	$—	$—	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	Includes payment-in-kind interest income.

(m)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.
(n)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the Rehypothecation Agreement. See Note 10 “Borrowings” for additional information.
(o)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

(p)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at March 31, 2017 represented 9.7% of the Company’s net assets. Fair value as of March 31, 2017 along with transactions during the year ended March 31, 2017 in these controlled investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2017				Three Months Ended March 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$49,157	$—	$—	$1,314	$50,471	$—	$—	$—	$—
Guardian Investors, LLC	3,704	—	(427)	(64)	3,213	—	—	—	—
Hilding Anders
Subordinated Debt	84,693	154	—	4,149	88,996	154	2,463
Class A Common Stock	—	—	—	—	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock		—	—	—	—	—	—	—	—
Equity Options	2,253	—	—	1,041	3,294	—	—	—	—
Innovating Partners, LLC	4,372	—	(522)	(175)	3,675	—	—	—	—
KKR BPT Holdings Aggregator, LLC	9,835	—	(1,200)	155	8,790	—	—	—	—
Strategic Credit Opportunities Partners, LLC	98,998	—	—	(732)	98,266	—	—	—	2,722
Toorak Capital Partners, LLC	6,984	6,208	—	—	13,192	—	—	—	—

Totals	$259,996	$6,362	$(2,149)	$5,688	$269,897	$154	$2,463	$—	$2,722

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(q)	Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.
(r)	Expiration date contingent on certain events pursuant to underlying agreements.
(s)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.
(t)	7-day effective yield as of March 31, 2017.
(u)	As of March 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $110,154; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $392,585; the net unrealized depreciation was $282,431; the aggregate cost of securities for Federal income tax purposes was $4,217,460.
*	Non-income producing security.
(1)	Not used.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(in thousands, except share amounts)

(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2017 was 1.15%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2017 was 0.98%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(4)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2017 was 1.42%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(5)	The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at March 31, 2017 was 1.80%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(6)	The interest rate on these investments is subject to the base rate of 3-month EURIBOR, which at March 31, 2017 was (0.33%). The current base rate for each investment may be different from the reference rate on March 31, 2017.
(7)	The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which at March 31, 2017 was 1.03%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(8)	The interest rate on these investments is subject to the base rate of 1-month EURIBOR, which at March 31, 2017 was (0.37%). The current base rate for each investment may be different from the reference rate on March 31, 2017.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.764 as of March 31, 2017.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.249 as of March 31, 2017.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.068 as of March 31, 2017.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.112 as of March 31, 2017.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

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

In January 2015, the Company filed a shelf registration statement with the SEC on Form N-2 (the “Shelf Registration Statement”) to provide for the Company the ability to offer, from time to time, in one or more offerings or series up to $750 million of its securities, on terms to be determined at the time of each such offering. The Shelf Registration Statement was declared effective by the SEC in January 2015. As of March 31, 2017, the Company has not yet offered any securities pursuant to the Shelf Registration Statement.

As of March 31, 2017, the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT SE I LLC (“CCT SE”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC and CCT Holdings LLC, taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 17, 2017. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

In accordance with the guidance for the consolidation of variable interest entities (“VIE”s), the Company analyzes its variable interests, including its equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it will include the accounts of the VIE in its condensed consolidated financial statements.

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

Restricted Cash – Amounts included in restricted cash represent collections of principal and interest on investments held in a segregated custody account as collateral for one of the Company’s credit facilities. The cash is released to the Company quarterly.

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

2.	Significant Accounting Policies (continued)

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

Offering Expenses – Offering expenses incurred in connection with the Company’s Offerings, including reimbursement payments to the Advisors, but excluding selling commissions and marketing support fees, were accumulated monthly during the offerings and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

Earnings per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions – Weekly distributions are generally declared monthly by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date.

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

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may pay a 4% nondeductible federal excise tax on under-distribution of capital gains and taxable income.

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

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Recent Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on December 31, 2016 and the adoption has not materially impacted the presentation of the Company’s consolidated cash flows.

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

As of March 31, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following (in thousands):

	As of March 31, 2017
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,699,245	$1,618,790	41.2%	58.2%
Senior secured loans – second lien	1,121,365	1,071,234	27.2	38.5
Senior secured bonds	134,496	84,341	2.2	3.0

Total senior debt	2,955,106	2,774,365	70.6	99.7
Subordinated debt	549,329	509,056	12.9	18.3
Structured products	225,505	210,111	5.3	7.6
Equity/Other (1)	486,018	439,995	11.2	15.8

Subtotal	4,215,958	3,933,527	100.0%	141.4%

Short-term investments	1,502	1,502		0.1

Total investments	$4,217,460	$3,935,029		141.5%

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$1,641,759	$1,547,100	38.4%	56.1%
Senior secured loans – second lien	1,131,035	1,074,183	26.7	38.9
Senior secured bonds	177,826	134,786	3.4	4.9

Total senior debt	2,950,620	2,756,069	68.5	99.9
Subordinated debt	683,640	642,427	16.0	23.3
Structured products	226,807	210,871	5.2	7.6
Equity/Other (1)	465,850	415,920	10.3	15.1

Subtotal	4,326,917	4,025,287	100.0%	145.9%

Short-term investments	6	6		—

Total investments	$4,326,923	$4,025,293		145.9%

(1)	Includes the Company’s investment in Strategic Credit Opportunities Partners, LLC.

As of March 31, 2017, debt investments on non-accrual status represented 5.9% and 1.8% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 5.5% and 1.6% of total investments on an amortized cost basis and fair value basis, respectively.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of March 31, 2017 and December 31, 2016 were as follows:

Industry Composition	March 31, 2017	December 31, 2016
Capital Goods	21.3%	21.2%
Diversified Financials	12.0	10.4
Software & Services	7.6	8.7
Materials	7.5	6.0
Retailing	7.0	7.9
Automobiles & Components	6.3	5.9
Real Estate	6.0	5.4
Technology Hardware & Equipment	4.5	4.4
Consumer Durables & Apparel	4.3	4.2
Health Care Equipment & Services	3.5	4.9
Energy	3.5	4.0
Transportation	3.4	4.0
Consumer Services	3.1	3.0
Commercial & Professional Services	2.1	2.1
Food, Beverage & Tobacco	1.5	1.4
Pharmaceuticals, Biotechnology & Life Sciences	1.4	1.4
Food & Staples Retailing	1.3	1.3
Insurance	1.2	1.1
Household & Personal Products	1.0	0.9
Media	0.9	0.9
Remaining Industries	0.6	0.9

Total	100.0%	100.0%

Industry Composition	March 31, 2017	December 31, 2016
Geographic Dispersion (1)
United States	83.6%	83.7%
Singapore	3.8	3.5
Luxembourg	3.7	4.7
Sweden	2.3	2.2
Ireland	2.3	2.2
United Kingdom	1.5	1.5
Cayman Islands	0.7	0.7
Spain	0.6	0.5
Canada	0.5	—
British Virgin Islands	0.5	0.5
Australia	0.3	0.3
Remaining Countries	0.2	0.2

Total	100.0%	100.0%

Local Currency
U.S. Dollar	89.1%	88.7%
Euro	8.1	8.6
British Pound Sterling	2.4	2.3
Australian Dollar	0.3	0.3
Swedish Krona	0.1	0.1

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

3.	Investments (continued)

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

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “BAML Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus  1⁄2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV also pays a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The BAML Credit Facility matures on August 15, 2018. As of March 31, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $143.00 million and $152.00 million, respectively.

As of March 31, 2017 and December 31, 2016, SCJV had total investments with a fair value of $237.89 million and $248.60 million, respectively. As of March 31, 2017 and December 31, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Total debt investments (1)	$238,908	$250,320
Weighted average current interest rate on debt investments (2)	6.94%	7.08%
Number of borrowers in SCJV	34	36
Largest loan to a single borrower (1)	$21,160	$21,214

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3.	Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of March 31, 2017 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans - First Lien—128.5%
ABILITY Network, Inc.	(1)(e)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,789	$8,695	$8,828
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,955	9,030	9,056
Belk, Inc.	(2)	Retailing	L + 475	1.00%	12/12/2022	4,188	3,724	3,555
CityCenter Holdings, LLC	(1)	Consumer Services	L + 325	1.00%	10/16/2020	4,755	4,780	4,809
Commercial Barge Line, Co.	(2)	Transportation	L + 875	1.00%	11/12/2020	7,321	6,977	6,790
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019	6,781	6,388	5,592
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 375	1.00%	10/21/2021	2,915	2,885	2,925
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 325	0.75%	8/18/2023	2,670	2,681	2,670
inVentive Health, Inc.	(2)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,728	8,807	8,775
Koosharem, LLC	(2)(e)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,160	18,948	19,784
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 550	1.00%	10/20/2022	7,055	7,116	7,103
Neiman Marcus Group, LLC	(1)	Retailing	L + 325	1.00%	10/25/2020	4,863	4,540	3,923
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,971	1,983	1,988
RedPrairie Corp.	(1)	Software & Services	L + 350	1.00%	10/12/2023	11,260	11,207	11,353
Riverbed Technology, Inc.	(1)	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	7,894	7,962	7,897
Savers, Inc., Common Shares A	(2)	Retailing	L + 375	1.25%	7/9/2019	9,922	8,901	8,793
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	992	999	999
TIBCO Software, Inc.	(1)	Software & Services	L + 450	1.00%	12/4/2020	19,232	18,682	19,474
TruGreen, LP	(1)	Consumer Services	L + 550	1.00%	4/13/2023	9,925	10,081	10,062

Total Senior Secured Loans - First Lien							$144,386	$144,376

Senior Secured Loans - Second Lien—11.3%
Applied Systems, Inc.	(2)(e)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,497	$7,539
Misys, Ltd. (GBR)	(c)	Software & Services	12.00%		6/12/2019	4,866	5,047	5,116

Total Senior Secured Loans - Second Lien							$12,544	$12,655

Senior Secured Bonds—14.1%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,641	$8,700
Guitar Center, Inc.	(d)	Retailing	6.50%		4/15/2019	8,523	7,766	7,159

Total Senior Secured Bonds							$15,407	$15,859

Total Senior Debt							$172,337	$172,890

Subordinated Debt—57.9%
Builders FirstSource, Inc.	(d)	Capital Goods	10.75%		8/15/2023	$6,564	$7,435	$7,631
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,492	7,528
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,896	3,016
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	7,211	7,484	7,554
GCP Applied Technologies, Inc.	(d)	Materials	9.50%		2/1/2023	4,796	5,435	5,443
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,064	2,135
Jo-Ann Stores, Inc.	(d)	Retailing	8.13%		3/15/2019	829	816	827

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value

Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	$7,692	$7,510	$7,865
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,442	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,109	7,579
Solera Holdings, Inc.	(d)	Software & Services	10.50%		3/1/2024	6,818	7,457	7,787

Total Subordinated Debt							$63,140	$64,997

TOTAL INVESTMENTS — 211.8%							$235,477	$237,887

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(e)	This investment is held by both the Company and SCJV as of March 31, 2017.
(1)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2017 was 0.98%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2017 was 1.15%. The current base rate for each investment may be different from the reference rate on March 31, 2017.

Abbreviations:

GBR - United Kingdom

L - London Interbank Offered Rate, typically 3-Month

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Senior Secured Loans - First Lien—130.9%
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,812	$8,713	$8,856
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,977	9,056	9,056
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,198	3,718	3,635
CityCenter Holdings, LLC	(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,781	4,818
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	7,417	7,050	7,021
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	6,792	6,367	6,025
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,923	2,891	2,927
Gymboree Corp.	(e)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	2,344
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 300	0.75%	8/18/2023	2,677	2,688	2,719
inVentive Health, Inc.	(1)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,750	8,833	8,842
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,214	18,858	19,225
MedAssets, Inc.	(3)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,073	7,136	7,179
Neiman Marcus Group, LLC	(3)	Retailing	L + 325	1.00%	10/25/2020	4,876	4,532	4,253
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,976	1,988	1,987
RedPrairie Corp.	(3)	Software & Services	L + 350	1.00%	10/12/2023	11,288	11,233	11,431
Riverbed Technology, Inc.	(3)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	7,971	8,042	8,040
Savers, Inc., Common Shares A	(1)	Retailing	L + 375	1.25%	7/9/2019	9,948	8,835	9,258

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	$995	$1,002	$1,004
TIBCO Software, Inc.	(e)(3)	Software & Services	L + 550	1.00%	12/4/2020	19,232	18,698	19,347
TruGreen, LP	(3)	Consumer Services	L + 550	1.00%	4/13/2023	9,950	10,111	10,112

Total Senior Secured Loans - First Lien							$147,908	$148,079

Senior Secured Loans - Second Lien—11.2%
Applied Systems, Inc.	(e)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,499	$7,556
Misys, Ltd. (GBR)	(c)(e)	Software & Services	12.00%		6/12/2019	4,866	5,064	5,177

Total Senior Secured Loans - Second Lien							$12,563	$12,733

Senior Secured Bonds—20.7%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,572	$8,143
Calumet Specialty Products Partners, LP	(d)(e)	Energy	11.50%		1/15/2021	6,579	7,433	7,517
Guitar Center, Inc.	(d)(e)	Retailing	6.50%		4/15/2019	8,523	7,626	7,735

Total Senior Secured Bonds							$22,631	$23,395

Total Senior Debt							$183,102	$184,207

Subordinated Debt—56.9%
Builders FirstSource, Inc.	(d)(e)	Capital Goods	10.75%		8/15/2023	$6,564	$7,460	$7,533
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,496	7,556
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,900	2,939
GCI, Inc.	(e)	Telecommunication Services	6.88%		4/15/2025	7,211	7,490	7,319
GCP Applied Technologies, Inc.	(d)(e)	Materials	9.50%		2/1/2023	4,796	5,458	5,503
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,057	2,104
Jo-Ann Stores, Inc.	(d)(e)	Retailing	8.13%		3/15/2019	829	815	825
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,507	7,769
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,465	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,123	7,545
Solera Holdings, Inc.	(d)(e)	Software & Services	10.50%		3/1/2024	6,818	7,474	7,670

Total Subordinated Debt							$63,245	$64,395

TOTAL INVESTMENTS — 219.7%							$246,347	$248,602

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(e)	This investment is held by both the Company and SCJV as of December 31, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(2)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2016 was 0.82%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

GBR - United Kingdom

L - LIBOR - London Interbank Offered Rate, typically 3-Month

3.	Investments (continued)

Below is selected balance sheet information for SCJV as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$237,887	$248,602
Cash and other assets	17,820	16,876

Total assets	$255,707	$265,478

Debt	$143,000	$152,000
Other liabilities	403	338

Total liabilities	$143,403	$152,338

Member’s equity	$112,304	$113,140

Below is selected statement of operations information for SCJV for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Selected Statement of Operation Information
Total Investment Income	$4,761

Expenses
Interest expense	1,161
Custodian and accounting fees	53
Professional services	17
Administrative services	14
Director fees and expenses	2

Total expenses	1,247

Net Investment income	3,514
Net realized and unrealized losses	(1,240)

Net increase in net assets resulting from operations	$2,274

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of March 31, 2017 and December 2016 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	March 31, 2017	December 31, 2016
Cross currency swaps	Unrealized appreciation on derivative instruments	$24,086	$26,748
Cross currency swaps	Unrealized depreciation on derivative instruments	(1,625)	(251)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	1,683	3,504
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(815)	—
Interest rate swaps	Unrealized appreciation on derivative instruments	9,914	8,862
TRS	Unrealized appreciation on derivative instruments	4,753	3,397

Total		$37,996	$42,260

4.	Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2017 and 2016 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2017	2016
Cross currency swaps	Net realized gains on derivative instruments	$283	$4,144
Foreign currency forward contracts	Net realized gains on derivative instruments	555	2,134
Interest rate swaps	Net realized losses on derivative instruments	(487)	—
TRS	Net realized gains on derivative instruments	2,520	2,991

Total		$2,871	$9,269

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2017	2016
Cross currency swaps	Net change in unrealized depreciation on derivative instruments	$(4,036)	$(13,703)
Foreign currency forward contracts	Net change in unrealized depreciation on derivative instruments	(2,636)	(4,995)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	1,052	(14,543)
TRS	Net change in unrealized appreciation on derivative instruments	1,356	840

Total		$(4,264)	$(32,401)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands).

	As of March 31, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$4,753	$—	$—	$—	$4,753
J.P. Morgan Chase Bank	35,683	—	—	—	35,683

Total	$40,436	$—	$—	$—	$40,436

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$2,440	$—	$—	$—	$2,440

Total	$2,440	$—	$—	$—	$2,440

4.	Derivative Instruments (continued)

	As of December 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$3,397	$—	$—	$—	$3,397
J.P. Morgan Chase Bank	39,114	—	—	—	39,114

Total	$42,511	$—	$—	$—	$42,511

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$251	$—	$—	$—	$251

Total	$251	$—	$—	$—	$251

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

4.	Derivative Instruments (continued)

As of March 31, 2017 and December 31, 2016, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of March 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2017	Unrealized Appreciation

AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	$10,554	$10,750	$(196)
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	3,655 Sold	2,689	2,792	(103)
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	6,100 Bought	(4,655)	(4,660)	5
EUR	Apr 7, 2017	JP Morgan Chase Bank		€6,300 Sold	6,677	6,721	(44)
EUR	Apr 7, 2017	JP Morgan Chase Bank		€6,941 Sold	7,492	7,406	86
EUR	Apr 7, 2017	JP Morgan Chase Bank		€91,500 Sold	97,153	97,625	(472)
EUR	Jul 7, 2017	JP Morgan Chase Bank		€27,300 Sold	30,813	29,256	1,557
EUR	Jul 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	6,322	35

Total					$157,080	$156,212	$868

As of December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2016	Unrealized Appreciation

AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	$2,720	$2,637	$83
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	10,554	10,131	423
EUR	Jan 12, 2017	JP Morgan Chase Bank		€8,800 Sold	9,871	9,269	602
EUR	Apr 7, 2017	JP Morgan Chase Bank		€141,500 Sold	150,242	149,673	569
EUR	Jul 7, 2017	JP Morgan Chase Bank		€27,300 Sold	30,812	29,009	1,803
EUR	Jan 14, 2020	JP Morgan Chase Bank		€21,000 Sold	23,747	23,723	24

Total					$227,946	$224,442	$3,504

As of March 31, 2017 and December 31, 2016, the Company’s open cross currency swaps were as follows ($ in thousands).

As of March 31, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(746)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	6,607
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,384
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,095
JPMorgan Chase Bank, N.A	2.200% on USD notional amount of $22,249	0.000% on EUR notional amount of €21,000	12/31/2019	(500)
JPMorgan Chase Bank, N.A	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(379)

				$22,461

4.	Derivative Instruments (continued)

As of December 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(251)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	8,040
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,946
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,762

				$26,497

As of March 31, 2017 and December 31, 2016, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $513.97 million and $526.50 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of March 31, 2017 and December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of March 31, 2017				As of March 31, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€387,359	$412,743	$310,726		€315,228	$345,759
British Pound Sterling		£70,607	88,613	86,517		£106,011	150,282
Australian Dollars	A$	31,021	23,666	13,916	A$	24,787	17,930

Total			$525,022	$411,159			$513,971

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of December 31, 2016				As of December 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€425,326	$447,315	$339,838		€355,146	$389,690
British Pound Sterling		£70,607	87,136	86,770		£76,886	114,190
Australian Dollars	A$	31,021	22,360	11,813	A$	30,887	22,616

Total			$556,811	$438,421			$526,496

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

The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

4.	Derivative Instruments (continued)

As of March 31, 2017 and December 31, 2016, the Company’s open interest rate swaps were as follows ($ in thousands).

As of March 31, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Depreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,875
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	1,492
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	6,547

					$9,914

As of December 31, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,687
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	1,443
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	5,732

					$8,862

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.5% and 0.4% of the Company’s net assets as of each of March 31, 2017 and December 31, 2016, respectively.

Below is a summary of the Company’s investments in equity options and warrants as of March 31, 2017 and December 31, 2016 (in thousands, except share amounts):

			As of March 31, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$3,236
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	3,249
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	3,294
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	872
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	—	1,924
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$26,091	$12,575

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

4.	Derivative Instruments (continued)

			As of December 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2017	9,991	$4,636	$3,379
Amtek Global Technology Pte. Ltd. (SGP), Warrants	12/31/2018	9,991	4,785	3,413
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	607
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	—	1,400
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$26,091	$11,052

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2017 and December 31, 2016 generally reflect the volume of derivative activity throughout the periods presented.

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

The obligations of Halifax Funding under the TRS agreements are nonrecourse to the Company and the Company’s exposure to the TRS is limited to its equity in Halifax Funding, which is generally equal to the collateral posted by Halifax Funding. The Company has no contractual obligation to post any collateral or to pay any financing charges to BNS. The Company may, but is not obligated to, increase its equity investment in Halifax Funding for the purpose of funding additional collateral or payment obligations for which Halifax Funding may become obligated during the term of the TRS agreements. If the Company does not make any such additional equity investment in Halifax Funding and Halifax Funding fails to meet its obligations under the TRS agreements, then BNS will have the right to terminate the TRS agreements and use the collateral posted by Halifax Funding with the custodian to offset any amount owed to BNS. Halifax Funding may terminate the TRS agreements at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the TRS assets related to such termination. In the absence of an early termination, the TRS will terminate on January 15, 2019. In the event of an early termination of the TRS, Halifax Funding may be required to pay a make-whole fee based on a minimum spread amount to be earned by BNS over the life of the amended TRS agreements. Halifax Funding would have been required to pay a make whole fee of $8.17 million if the TRS had been terminated as of March 31, 2017.

4.	Derivative Instruments (continued)

As of March 31, 2017 and December 31, 2016, Halifax Funding had selected 46 and 47 underlying debt investment positions, respectively, and had posted $105.0 million and $95.0 million, respectively, in collateral, which are recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS is based, to the total, or trade basis, notional amount as of March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017	December 31, 2016
Settled notional amount	$248,357	$225,919
Unsettled additions	1,223	37,737
Unsettled deletions	(12,334)	(4,967)

Total notional amount	$237,246	$258,689

The following table summarizes the fair value components of the TRS portfolio (in thousands):

	March 31, 2017	December 31, 2016
Interest and fee income	$4,456	$4,215
Financing charge	(1,015)	(869)
Net realized gains	143	441
Net unrealized appreciation (depreciation) of TRS assets	1,169	(390)

TRS total fair value	$4,753	$3,397

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest and fee income	$4,033	$4,885
Financing charge	(1,362)	(1,341)
Net realized gains (losses)	(151)	(553)

Net realized gains on derivative instruments related to the TRS	$2,520	$2,991

The following is a summary of the TRS assets as of March 31, 2017 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	06/15/2023	$6,778	$6,889	$111
ABILITY Network, Inc.(e)	Health Care Equipment & Services	L + 500	1.00%	05/14/2021	11,340	11,436	96
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	08/19/2021	2,822	2,817	(5)
Applied Systems, Inc.	Software & Services	L + 300	1.00%	01/25/2021	646	641	(5)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 450	1.00%	04/29/2022	2,509	2,542	33
Bay Club, Co.(e)	Consumer Services	L + 650	1.00%	08/31/2022	4,360	4,360	—
Caesars Entertainment Operating Co., Inc. (b)(d)	Consumer Services	L + 725		03/01/2017	27	33	6
CityCenter Holdings, LLC.	Consumer Services	L + 325	1.00%	10/16/2020	10,252	10,356	104
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,303	11,129	(174)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	07/03/2020	4,825	4,599	(226)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	06/29/2020	3,776	3,714	(62)
Distribution International, Inc.(c)(e)	Retailing	L + 500	1.00%	12/15/2021	10,558	9,643	(915)
DJO Finance, LLC (e)	Health Care Equipment & Services	L + 325	1.00%	06/08/2020	8,713	8,357	(356)
Emerald Expositions Holding, Inc.	Media	L + 375	1.00%	06/17/2020	4,278	4,270	(8)
Emerald Performance Materials, LLC	Materials	L + 350	1.00%	07/30/2021	556	553	(3)
Genesys Telecommunications Laboratories, Inc.	Technology Hardware & Equipment	L + 525	1.00%	12/01/2023	842	850	8
Grocery Outlet, Inc.	Food & Staples Retailing	L + 375	1.00%	10/21/2021	4,915	4,825	(90)
Gypsum Management & Supply, Inc.	Capital Goods	L + 350	1.00%	04/01/2021	8,248	8,358	110
Heartland Dental Care, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,029	1,026	(3)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	06/30/2021	9,754	9,789	35
HUB International, Ltd.	Insurance	L + 300	1.00%	10/02/2020	5,968	6,086	118

4.	Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
inVentiv Health, Inc.(e)	Health Care Equipment & Services	L + 375	1.00%	11/09/2023	5,527	5,484	(43)
iPayment Investors, LP.(e)	Software & Services	L + 525	1.50%	05/08/2017	13,563	13,498	(65)
Koosharem, LLC. (e)	Commercial & Professional Services	L + 650	1.00%	05/15/2020	1,797	1,849	52
MCS AMS Sub-Holdings, LLC.(e)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,568	12,526	1,958
Neiman Marcus Group, LLC.	Retailing	L + 325	1.00%	10/25/2020	8,685	7,032	(1,653)
P2 Energy Solutions, Inc.(e)	Software & Services	L + 400	1.00%	10/30/2020	4,626	4,484	(142)
Plaskolite, LLC	Materials	L + 475	1.00%	11/03/2022	3,232	3,238	6
PQ Corp.	Materials	L + 425	1.00%	11/04/2022	694	691	(3)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 400	1.00%	04/25/2022	4,806	4,853	47
Savers, Inc.	Retailing	L + 375	1.25%	07/09/2019	6,686	6,207	(479)
Sequa Corp.(e)	Capital Goods	L + 400	1.25%	06/19/2017	675	663	(12)
TruGreen, LP.	Consumer Services	L + 550	1.00%	04/13/2023	4,881	4,998	117
Vertafore, Inc.	Software & Services	L + 325	1.00%	06/30/2023	1,034	1,031	(3)

Total Senior Secured Loans - First Lien					180,273	178,827	(1,446)

Senior Secured Loans - Second Lien
Applied Systems, Inc.(e)	Software & Services	L + 650	1.00%	01/24/2022	7,706	7,674	(32)
Emerald Performance Materials, LLC	Materials	L + 675	1.00%	08/01/2022	2,043	2,035	(8)
Grocery Outlet, Inc.(e)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,997	(14)
Misys, Ltd. (b)(e)	Software & Services	12.00%		06/12/2019	980	1,005	25
NEP Group, Inc.(e)	Media	L + 875	1.25%	07/22/2020	8,166	8,339	173
P2 Energy Solutions, Inc.	Software & Services	L + 800	1.00%	04/30/2021	3,038	3,202	164
Talbots, Inc.	Retailing	L + 850	1.00%	03/19/2021	3,013	2,799	(214)

Total Senior Secured Loans - Second Lien					29,957	30,051	94

Senior Secured Bonds
Artesyn Technologies, Inc.(e)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,382	(258)
Direct ChassisLink, Inc.(e)	Transportation	10.00%		06/15/2023	12,084	12,892	808
DJO Finance, LLC.(c)	Health Care Equipment & Services	8.50%		06/15/2021	825	825	—

Total Senior Secured Bonds					16,549	17,099	550

Subordinated Debt
GCI, Inc.	Telecommunication Services	6.75%		06/01/2021	967	991	24
Solera Holdings, Inc.	Software & Services	10.50%		03/01/2024	9,500	11,447	1,947

Total Subordinated Debt					10,467	12,438	1,971

TOTAL					$237,246	$238,415	$1,169

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of March 31, 2017.
(d)	Investment was on non-accrual status as of March 31, 2017.
(e)	This investment is held both by the Company and within the TRS as of March 31, 2017.

4.	Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured Loans - First Lien
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	06/15/2023	$6,795	$6,928	$133
ABILITY Network, Inc. (d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	11,370	11,402	32
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	08/19/2021	2,829	2,780	(49)
Applied Systems, Inc. (c) (d)	Software & Services	L + 300	1.00%	1/25/2021	648	646	(2)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,515	2,544	29
Bay Club Co. (c)	Consumer Services	L + 650	1.00%	8/31/2022	4,371	4,333	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,360	108
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,452	11,194	(258)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,569	4,512	(57)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,838	4,403	(435)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,678	(98)
Distribution International, Inc. (c) (d)	Retailing	L + 500	1.00%	12/15/2021	9,783	9,013	(770)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,735	8,303	(432)
Emerald Expositions Holding, Inc. (c)	Media	L + 375	1.00%	6/17/2020	4,291	4,290	(1)
Emerald Performance Materials, LLC (c)	Materials	L + 350	1.00%	7/30/2021	634	633	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,927	4,842	(85)
Gymboree Corp. (d)	Retailing	L + 350	1.50%	2/23/2018	918	534	(384)
Heartland Dental Care, LLC (c)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,034	1,027	(7)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,779	9,786	7
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	5,981	6,121	140
inVentiv Health, Inc. (c)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,541	5,493	(48)
iPayment, Inc. (d)	Software & Services	L + 525	1.50%	5/8/2017	13,563	13,170	(393)
Koosharem, LLC (c) (d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	1,802	1,800	(2)
MCS AMS Sub-Holdings, LLC (d)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,824	12,428	1,604
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,707	7,637	(1,070)
P2 Energy Solutions, Inc. (c)	Software & Services	L + 400	1.00%	10/30/2020	4,638	4,386	(252)
Plaskolite, LLC (c) (d)	Materials	L + 475	1.00%	11/3/2022	3,232	3,205	(27)
PQ Corp. (c)	Materials	L + 425	1.00%	11/4/2022	696	694	(2)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	4,853	4,902	49
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	6,704	6,598	(106)
Sequa Corp. (c) (d)	Capital Goods	L + 400	1.25%	6/19/2017	677	668	(9)
TIBCO Software, Inc. (d)	Software & Services	L + 550	1.00%	12/4/2020	10,700	10,946	246
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,871	6,631	(240)
TRUGREEN LIMITED PARTNERSHIP	Consumer Services	L + 550	1.00%	4/13/2023	4,894	5,023	129
Vertafore Inc (c)	Software & Services	L + 325	1.00%	6/30/2023	1,039	1,034	(5)
GYP Holdings III Corp.	Capital Goods	L + 375	1.00%	4/1/2021	8,268	8,382	114

Total Senior Secured Loans - First Lien					202,506	200,326	(2,180)

Senior Secured Loans - Second Lien
Applied Systems, Inc. (d)	Software & Services	L + 650	1.00%	1/24/2022	7,706	7,698	(8)
Emerald Performance Materials, LLC	Materials	L + 775	1.00%	8/1/2022	2,043	2,035	(8)
Grocery Outlet, Inc. (c) (d)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,996	(15)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	1,011	31
NEP Group, Inc. (d)	Media	L + 875	1.25%	7/22/2020	8,166	8,260	94
P2 Energy Solutions, Inc. (c) (d)	Software & Services	L + 800	1.00%	4/30/2021	3,038	3,038	—
Talbots, Inc. (c)	Retailing	L + 850	1.00%	3/19/2021	3,013	2,988	(25)

Total Senior Secured Loans - Second Lien					29,957	30,026	69

Senior Secured Bonds
Artesyn Technologies, Inc. (d)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,185	(455)
Direct ChassisLink, Inc. (d)	Transportation	10.00%		6/15/2023	12,084	12,447	363

Total Senior Secured Bonds					15,724	15,632	(92)

Subordinated Debt
GCI, Inc. (d)	Telecommunication Services	6.75%		6/1/2021	1,002	1,027	25
Solera Holdings, Inc. (d)	Software & Services	10.50%		3/1/2024	9,500	11,288	1,788

Total Subordinated Debt					10,502	12,315	1,813

TOTAL					$258,689	$258,299	$(390)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2016.
(d)	This investment is held both by the Company and within the TRS as of December 31, 2016.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$552,596	$2,221,769	$2,774,365
Subordinated debt	—	95,473	413,583	509,056
Structured products	—	—	210,111	210,111
Equity/Other	—	7,702	432,293	439,995

Subtotal	—	655,771	3,277,756	3,933,527
Short term investments	1,502	—	—	1,502

Total investments	$1,502	$655,771	$3,277,756	$3,935,029

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$24,086	$—	$24,086
Foreign currency forward contracts	—	1,683	—	1,683
Interest rate swaps	—	9,914	—	9,914
TRS	—	—	4,753	4,753
Liabilities
Cross currency swaps	—	(1,625)	—	(1,625)
Foreign currency forward contracts	—	(815)	—	(815)
Interest rate swaps	—	—	—	—
TRS	—	—	—	—

Total	$—	$33,243	$4,753	$37,996

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$589,472	$2,166,597	$2,756,069
Subordinated debt	—	237,224	405,203	642,427
Structured products	—	—	210,871	210,871
Equity/Other	—	9,107	406,813	415,920

Subtotal	—	835,803	3,189,484	4,025,287
Short term investments	6	—	—	6

Total investments	$6	$835,803	$3,189,484	$4,025,293

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$26,748	$—	$26,748
Foreign currency forward contracts	—	3,504	—	3,504
Interest rate swaps	—	8,862	—	8,862
TRS	—	—	3,397	3,397
Liabilities
Cross currency swaps	—	(251)	—	(251)
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	—	—	—
TRS	—	—	—	—

Total	$—	$38,863	$3,397	$42,260

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and year ended December 31, 2016.

5.	Fair Value of Financial Instruments (continued)

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At March 31, 2017, the Company held 129 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.28 billion and 83.3% of the total investment portfolio. At December 31, 2016, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.19 billion and 79.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2017 and December 31, 2016 were as follows ($ in thousands):

As of March 31, 2017

Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,968,800	Discounted Cash Flow	Discount Rate	5.22% - 22.26% (10.73%)	Decrease
			EBITDA Multiple	4.70x – 28.47x (9.16x)	Increase
			Book Value Multiple	1.28x – 1.85x (1.57x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	144,436	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.21% (11.21%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase

	6,232	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	3.51x (3.51x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.53% (0.53%)	Increase
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	16.45% (16.45%)	Increase

	9,320	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.76x (7.76x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.05% (1.05%)	Increase
			Term	1.10 years (1.10 years)	Increase
			Quote	20.00% (20.00%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

	1,332	Liquidation Analysis	Expected Recovery Given Liquidation	6.23% (6.23%)	Increase

	22,313	Waterfall	EBITDA Multiple	10.87x (10.87x)	Increase

	43,207	Waterfall	Expected Recovery Upon Sale of Issuer	17.70% - 100.00% (41.63%)	Increase

	26,129	Discounted Cash Flow/ Waterfall	Discount Rate	22.26% (22.26%)	Decrease
			EBITDA Multiple	23.96x (23.96x)	Increase

Subordinated Debt	324,587	Discounted Cash Flow	Discount Rate	9.24% - 13.36% (11.46%)	Decrease
			EBITDA Multiple	3.96x - 13.32x (10.02x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	78,658	Waterfall	EBITDA Multiple	8.58x (8.58x)	Increase

	10,338	Option Pricing Model	EBITDA Multiple	8.58x (8.58x)	Increase
			Implied Volatility	27.50% (27.50%)	Increase
			Risk Free Rate	1.53% (1.53%)	Increase
			Term	3.25 years (3.25 years)	Increase

Structured Products	175,696	Discounted Cash Flow	Discounted Rate	8.22% - 14.45% (9.00%)	Decrease

	8,790	Book Value	Book Value Multiple	1.00x (1.00x)	Increase

	25,625	Waterfall	Expected Recovery	90.80% (90.80%)	Increase

5.	Fair Value of Financial Instruments (continued)

As of March 31, 2017

Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Equity/Other	18,357	Waterfall	Asset Appraisals	N/A	Increase

	1,377	Discounted Cash Flow	Discount Rate	12.60% - 13.30% (13.30%)	Decrease

	236,172	Net Asset Value	Net Asset Value	N/A	Increase

	41,914	Market Comparables	EBITDA Multiple	6.22x - 11.43x (9.72x)	Increase
			Revenue Multiple	0.13x - 2.86x (2.26x)	Increase
			Additional Discounts	0.00% - 15.00% (10.50%)	Decrease

	127,988	Option Pricing Model	EBITDA Multiple	8.58x (8.58x)	Increase
			Implied Volatility	20.30% - 35.00% (20.30%)	Increase
			Risk Free Rate	0.88% - 1.53% (1.22%)	Increase
			Term	1.00 years - 3.25 years (2.00 years)	Increase
			Additional Discounts	0.00% - 20.00% (10.00%)	Decrease

	6,485	Option Pricing Model/ Quote	OPM EBITDA Multiple	4.70x (4.70x)	Increase
			Implied Volatility	32.50% (32.50%)	Increase
			Risk Free Rate	0.79% (0.79%)	Increase
			Term	0.75 years (0.75 years)	Increase
			Additional Discounts	10.00% (10.00%)	Decrease
			Quote EBITDA Multiple	3.00x (3.00x)	Increase

	—	Option Pricing Model/ Liquidation	EBITDA Multiple	3.51x (3.51x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.53% (0.53%)	Increase
			Term	0.38 years (0.38 years)	Increase
			Additional Discounts	15.00% (15.00%)	Decrease
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

Total	$3,277,756

As of December 31, 2016

Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,023	Discounted Cash Flow	Discount Rate	4.16% - 20.38% (10.71%)	Decrease
			EBITDA Multiple	4.22x - 16.24x (9.12x)	Increase
			Book Value Multiple	1.29x - 1.62x (1.45x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	134,483	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.47% (11.47%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase

	8,733	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.22x (4.22x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.54% (0.54%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.35% (13.35%)	Increase

	8,024	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.25x (7.25x)	Increase
			Implied Volatility	26.80% (26.80%)	Increase
			Risk Free Rate	0.97% (0.97%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.30 years (1.30 years)	Increase
			Quote	5.85% (5.85%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2016

Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
	1,546	Liquidation Analysis	Expected Recovery Given Liquidation	7.30% (7.30%)	Increase

	21,878	Waterfall	EBITDA Multiple	11.13x (11.13x)	Increase

	46,910	Waterfall	Expected Recovery Upon Sale of Issuer	16.80% - 100.00% (32.85%)	Increase

Subordinated Debt	320,510	Discounted Cash Flow	Discount Rate	9.57% - 13.43% (11.85%)	Decrease
			EBITDA Multiple	4.40x - 12.02x (9.04x)	Increase
			Book Value Multiple	1.10x (1.10x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	77,837	Waterfall	EBITDA Multiple	8.48x (8.48x)	Increase

	6,856	Option Pricing Model	EBITDA Multiple	8.48x (8.48x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.50% (1.50%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase

Structured Products	201,036	Discounted Cash Flow	Discounted Rate	9.39% - 14.51% (11.58%)	Decrease
	9,835	Book Value	Book Value Multiple	0.95x (0.95x)	Increase

Equity/Other	20,502	Waterfall	Asset Appraisals	N/A	Increase

	1,249	Discounted Cash Flow	Discount Rate	12.30% - 13.00% (13.00%)	Decrease

	221,765	Net Asset Value	Net Asset Value	N/A	Increase

	42,886	Market Comparables	EBITDA Multiple	6.59x - 12.02x (9.94x)	Increase
			Revenue Multiple	0.27x - 2.56x (1.87x)	Increase
			Additional Discounts	0.00% - 15.00% (9.51%)	Decrease

	120,411	Option Pricing Model	EBITDA Multiple	4.22x - 8.48x (5.46x)	Increase
			Implied Volatility	20.20% - 42.50% (21.17%)	Increase
			Risk Free Rate	0.54% - 1.50% (1.10%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.38 years - 3.50 years (1.97 years)	Increase
			Additional Discounts	0.00% - 20.00% (10.00%)	Decrease

Total	$3,189,484

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2 “Significant Accounting Policies.” See Note 4 “Derivative Instruments” for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three months ended March 31, 2017 and 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended March 31, 2017
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of December 31, 2016	$2,166,597	$405,203	$210,871	$406,813	$3,397	$3,192,881
Additions (1)	209,973	595	—	36,148	—	246,716
Net realized gains (losses) (2)	3,684	154	—	—	2,520	6,358
Net change in unrealized appreciation (depreciation) (3)	5,025	7,607	542	5,312	1,356	19,842
Sales or repayments (4)	(165,092)	(154)	(2,149)	(15,980)	(2,520)	(185,895)
Net discount accretion	1,582	178	847	—	—	2,607
Transfers into Level 3	—	—	—	—	—	—

Fair value balance as of March 31, 2017	$2,221,769	$413,583	$210,111	$432,293	$4,753	$3,282,509

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2017 (3)	$6,959	$7,607	$(333)	$5,362	$1,356	$20,951

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest or the exchange of one or more existing securities for one or more new securities.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

5.	Fair Value of Financial Instruments (continued)

	Three Months Ended March 31, 2016
	Senior	Subordinated	Structured	Equity/	Total Return
	Debt	Debt	Products	Other	Swaps	Total
Fair value balance as of December 31, 2015	$1,814,254	$229,065	$116,208	$257,008	$(13,562)	$2,402,973
Additions (1)	72,734	766	—	17,829	—	91,329
Net realized gains (losses) (2)	(10,232)	(3,794)	—	4,158	2,991	(6,877)
Net change in unrealized appreciation (depreciation) (3)	(6,439)	1,211	1,462	(22,757)	840	(25,683)
Sales or repayments (4)	(112,760)	(27,530)	(1,142)	(21,080)	(2,991)	(165,503)
Net discount accretion	1,259	335	—	—	—	1,594
Transfers into Level 3	30,698	—	—	—	—	30,698

Fair value balance as of March 31, 2016	$1,789,514	$200,053	$116,528	$235,158	$(12,722)	$2,328,531

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2016 (3)	$(18,472)	$(2,155)	$1,670	$(11,559)	$840	$(29,676)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest or the exchange of one or more existing securities for one or more new securities.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more new existing securities for one or more new securities.

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2017. Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 heirarchy during the three months ended March 31, 2016. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation or reimbursement for advisory services and other services in connection with (i) the performance and supervision of administrative services (ii) investment advisory activities and (iii) prior to the conclusion of the Follow On Offering, the Company’s Offerings.

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

Beginning January 1, 2017, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of pre-incentive fee net investment income when pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

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

The terms of the Investment Advisory Agreement entitled CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Company did not record any deferred offering expenses during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded $0.43 million in deferred offering expenses related to the Follow-On Offering, or 0.4% of gross offering proceeds of the Follow-On Offering for the same period.

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

Related party fees, expenses and expenses incurred on behalf of the Company during the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$9,649
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	20,771	19,676
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	927	2,650
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement	—	432
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	896	219
CNL	Administrative Services Agreement: Administrative and compliance services	535	530

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, $4.91 million and $0.75 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of March 31, 2017 and December 31, 2016, a subordinated incentive fee on income of $0.93 million and $4.91 million, respectively, was payable to the Advisors.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.72 million and $0.03 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, $— and $2.04 million, respectively, of capital structuring fees were receivable from the Advisors.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contains certain indemnification in favor of the Company’s officers, directors, agents, and certain other persons. As of March 31, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended March 31,
Fee Income	2017	2016
Capital structuring fees	$1,716	$25
Amendment fees	889	640

Total	$2,605	$665

8.	Distributions

The Company’s board of directors declared distributions for 13 record dates in each of the three months ended March 31, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2017 and 2016 are presented in the tables below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2017			2016
	Per Share	Amount	Allocation	Per Share		Amount	Allocation
Total Declared Distributions	$0.20	$62,259	100.0%	$0.20		$59,940	100.0%

From net investment income	0.17	52,543	84.4	0.17		51,335	85.7
From net realized gains	0.03	9,716	15.6	—	(1)	310	0.5
Distributions in excess of net investment income	—	—	—	0.03		8,295	13.8

(1)	Amount rounds to less than 0.005.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2017 and 2016 (in thousands).

Three Months Ended March 31,	2017	2016
Ordinary income component of tax basis undistributed earnings	$98,473	$69,853
Offering expenses	205	812
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2,636)	(4,995)
Net change in unrealized appreciation on total return swaps	1,356	840

Total (1)	$97,398	$66,510

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the three months ended March 31, 2017, there were no distributions in excess of net investment income. For the three months ended March 31, 2016, the tax-related sources of income of $66.51 million were greater than the distributions in excess of net investment income of $8.30 million. As a result, management estimates that none of the distributions declared during the three months ended March 31, 2017 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

On March 16, 2017, the Company’s board of directors declared distributions of $0.015483 per share for four record dates beginning on April 4, 2017 through and including April 25, 2017.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the three months ended March 31, 2017 and 2016 ($ in thousands except share and per share amounts).

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering(1)	—	$—	11,392,899	$110,985
Commissions and marketing support fees	—	—	—	(9,649)

Net proceeds to company	—	—	11,392,899	101,336
Reinvestment of distributions	3,397,965	30,820	3,457,351	30,679

Net proceeds from offering	3,397,965	$30,820	14,850,250	$132,015

Average net proceeds per share	$9.07		$8.89

(1)	Following the close of its continuous public offering in October 2016, the Company has continued to offer shares only pursuant to its distribution reinvestment plan.

In October 2016, the Company closed its Follow-On Offering to new investors. As of March 31, 2017, the Company has sold or issued 327.73 million shares of common stock, including reinvestment of distributions, for total gross proceeds of $3.50 billion.

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

The following table is a summary of the share repurchases completed during the three months ended March 31, 2017 and 2016 ($ in thousands, except share and per share amounts):

	Total Number of	Total Number of		No. of Shares
Repurchase Date	Shares Offered to Repurchase	Shares Repurchased	Total Consideration	Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	7,612,326	3,707,686	$33,369	49%	$9.00

	Total Number of	Total Number of		No. of Shares
Repurchase Date	Shares Offered to Repurchase	Shares Repurchased	Total Consideration	Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92

10.	Borrowings

The Company’s outstanding borrowings as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	As of March 31, 2017					As of December 31, 2016
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$928,000	(2)	$664,000	$664,000		$928,000	(2)	$799,000	$799,000
BNP Credit Facility(1)	200,000		50,000	50,000		200,000		183,000	183,000
SMBC Credit Facility(1)	200,000		110,500	110,500		200,000		102,000	102,000
JPM Credit Facility(1)	300,000		174,000	174,000		300,000		135,000	135,000

Total credit facilities	1,628,000		998,500	998,500		1,628,000		1,219,000	1,219,000
2014 Senior Secured Term Loan	388,000		388,000	384,584	(3)	389,000		389,000	385,203	(3)
CS Facility(4)	23,769		23,769	23,769		23,454		23,454	23,454

Total borrowings	$2,039,769		$1,410,269	$1,406,853		$2,040,454		$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less the unaccreted original issue discount of $0.89 million and $0.99 million and deferring financing costs of $2.53 million and $2.81 million as of March 31, 2017 and December 31, 2016, respectively.
(4)	Borrowings denominated in Euros.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2017 were 3.56% and 3.3 years, respectively, and as of December 31, 2016 were 3.22% and 3.4 years, respectively.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated interest expense	$5,363	$4,145
Unused commitment fees	214	138
Amortization of deferred financing costs	482	450

Total interest expense	$6,059	$4,733

Weighted average interest rate	3.15%	3.0%
Average borrowings	$698,389	$561,939

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

Interest on the Tranche E Loans was charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans was charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also paid an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three months ended March 31, 2016 were as follows (in thousands):

Three Months Ended March 31, 2016
Stated interest expense	$1,323
Unused commitment fees	149
Amortization of deferred financing costs	90

Total interest expense	$1,562

Weighted average interest rate	2.6%
Average borrowings	$210,000

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

Interest on the BNP Credit Facility is charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also pays an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated interest expense	$668	$646
Unused commitment fees	68	34
Amortization of deferred financing costs	—	—

Total interest expense	$736	$680

Weighted average interest rate	1.94%	1.6%
Average borrowings	$140,811	$166,846

Paris Funding pledges certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of March 31, 2017 and December 31, 2016, Paris Funding had investments with a fair value of $112.05 million and $294.70 million, respectively, pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP has the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral does not exceed the value of the loan against which the collateral was pledged and any single borrowed security does not represent the entire position of such security held by Paris Funding. Paris Funding may designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding may recall any Rehypothecated Security at any time and BNP must, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP does not return the security, Paris Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities are marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP may either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding will continue to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding may receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the three months ended March 31, 2017 and 2016. As of March 31, 2017, there were no securities rehypothecated by BNP.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated interest expense	$716	$—
Unused commitment fees	85	—
Amortization of deferred financing costs	140	170

Total interest expense	$941	$170

Weighted average interest rate	2.81%	—%
Average borrowings	$104,172	$—

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

Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 3.00% and is payable quarterly. CCT SE also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 1.00% thereafter. CCT SE also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three months ended March 31, 2017 were as follows (in thousands):

Three Months Ended March 31, 2017
Stated interest expense	$1,509
Unused commitment fees	187
Amortization of deferred financing costs	108

Total interest expense	$1,804

Weighted average interest rate	4.12%
Average borrowings	$150,878

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

10.	Borrowings (continued)

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2017 and each of the next three years, in aggregate, as of March 31, 2017 were as follows (in thousands):

2017	$3,000
2018	4,000
2019	381,000

$388,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated interest expense	$4,138	$3,974
Accretion of original issue discount	99	98
Amortization of deferred financing costs	282	277

Total interest expense	$4,519	$4,349

Weighted average interest rate	4.50%	4.3%
Average borrowings	$388,989	$392,989

In connection with each of the credit facilities and 2014 Senior Secured Term Loan, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2017 and December 31, 2016, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and 2014 Senior Secured Term Loan.

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company will, on a monthly basis, repurchase the Tranche B Loan from CS and subsequently resell the Tranche B Loan to CS. The final repurchase transaction must occur no later than June 29, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan will be equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The company recorded interest expense of $0.09 million for the CS Facility for the three months ended March 31, 2017.

The CS Facility is secured by substantially all of the Company’s portfolio investments.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2017, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$5,029
BeyondTrust Software, Inc.	1,090
Dentix Health Corporation, S.L.U.	9,473
Safety Technology Holdings, Inc.	253
Sears Canada Inc	29,167
Smile Brands, Inc.	3,589
SouthernCarlson	4,975
SquareTwo Financial Corp.	2,704

Total unfunded revolvers/delayed draw loan commitments	$56,280

Unfunded term loan commitments:
KeyPoint Government Solutions, Inc.	$36,462
NBG Acquisition Inc.	34,205
Pacific Union Financial, LLC	14,342

Total unfunded term loan commitments	$85,009

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	29,175
KKR BPT Holdings Aggregator, LLC	8,000
NBG Acquisition Inc.	2,565
Orchard Marine, Ltd.	737
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	26,816
Toorak Capital	16,808

Total unfunded equity commitments	$86,604

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2017, the Company also has an unfunded commitment to provide $345.10 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.

As of March 31, 2017, the Company’s unfunded debt commitments have a fair value of $(0.70) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2017, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2017 and December 31, 2016.

12. Income Taxes

The Company is subject to Federal, State, foreign income, and foreign withholding taxes. For the three months ended March 31, 2017 and 2016, the Company recorded tax expense of $0.81 million and $0.34 million, respectively, and had an effective tax expense rate of 0.95% and 0.98%, respectively.

As of March 31, 2017 and December 31, 2016, the Company had a net deferred tax liability of $2.45 million and $1.99 million, respectively, which was primarily comprised of basis differences in liabilities, net operating losses, unrealized depreciation in investments, and valuation allowances of $0.87 million and $1.17 million, respectively.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the three months ended March 31 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$8.93

Net investment income(1)	0.17	0.17
Net realized and unrealized gain (loss)(1)(2)	0.10	(0.29)

Net increase (decrease) resulting from investment operations	0.27	(0.12)

Distributions from net investment income(3)	(0.17)	(0.17)
Distributions from realized gains(3)	(0.03)	—
Distributions in excess of net investment income(3)(4)	—	(0.03)

Net increase (decrease) resulting from distributions to common shareholders	(0.20)	(0.20)

Issuance of common stock above net asset value(5)	—	0.01

Net increase resulting from capital share transactions	—	0.01

Net asset value, end of period	$9.00	$8.62

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(6)	1.4%	(2.0)%
Total investment return-net asset value(7)	3.0%	(1.3)%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,779,244	$2,614,515
Average net assets(8)	$2,788,271	$2,596,283
Average borrowings(8)	$1,507,012	$1,331,774
Shares outstanding, end of period	308,732	303,454
Weighted average shares outstanding	309,349	298,079

Ratios to Average Net Assets:(8)
Total operating expenses	1.45%	1.44%
Net investment income	1.88%	1.98%
Portfolio turnover rate	6%	4%
Asset coverage ratio(9)	2.80	2.79

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.

13.	Financial Highlights (continued)

(7)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(8)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4. “Derivative Instruments” of the condensed consolidated financial statements. Ratios are not annualized.

14.	Subsequent Events

On April 3, 2017, the Company’s board of directors (the “Board”) unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of the Company’s shares of common stock on a national securities exchange (the “Listing”). The Company currently expects that the potential Listing could occur within the next 12 months or such earlier or later time as the Board may determine, taking into consideration market conditions and other factors. However, there can be no assurance that the Company will be able to complete the potential Listing within this timeframe or at all. The Company expects to disclose further details about its plans for the potential Listing during the next 12 months. The Board also unanimously approved a new investment advisory agreement (the “Proposed Advisory Agreement”) with KKR.

In connection with the potential Listing, the Board also approved a new investment advisory agreement (the “Proposed Advisory Agreement”) with KKR, which will become effective following the satisfaction of certain conditions, including the Listing and stockholder approval of the Proposed Advisory Agreement as described below. Concurrent with the Listing, KKR will acquire certain of CNL’s assets primarily used in its current role as investment advisor to the Company, and in connection with that transaction, CNL and KKR agreed to recommend to the Board that KKR become the sole investment advisor, effective upon the Listing and stockholder approval of the Proposed Advisory Agreement. Additionally, a special advisory committee will be created following the Listing for Board consultation to which a CNL representative will be appointed. The Company expects to disclose further details about the Proposed Advisory Agreement over the next few months.

On April 19, 2017, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 7,682,237 shares of common stock at a cash price of $9.02 per share. The tender offer will expire on May 22, 2017 at 5:00 pm central time.

On April 26, 2017, the Company’s board of directors declared distributions of $0.015483 per share five record dates beginning on May 2, 2017 through and including May 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2015. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2016 and Item 1A in Part II of this Quarterly Report.

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

As of March 31, 2017, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we receive all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we must pay quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets.

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

We and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, also co-invest through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together will agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2016, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of March 31, 2017, we had funded approximately $92.40 million of our commitment. Additionally, SCJV had $165 million of borrowing capacity through a revolving credit facility with Bank of America Merrill Lynch (“BAML Credit Facility”) with a stated maturity date of August 15, 2018. As of March 31, 2017, our investment in SCJV was approximately $98.27 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016:

	March 31,	December 31,
As of (in thousands, except ratios and per share amounts)	2017	2016
Total assets	$4,206,689	$4,430,696
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,204,240	$4,408,491
Investments in portfolio companies	$3,933,527	$4,025,287
Borrowings	$1,410,269	$1,631,454
Deemed borrowings (TRS implied leverage classified as senior securities)	$132,246	$163,689
Net assets	$2,779,244	$2,759,332
Net asset value per share	$9.00	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	37%	41%

Activity for the Three Months Ended	March 31,
(in thousands, except per share amounts)	2017	2016
Average net assets	$2,788,271	$2,596,283
Average borrowings under credit facilities and term loan	$1,507,012	$1,331,774
Purchases of investments	$254,878	$131,229
Sales, principal payments and other exits	$388,643	$192,065
Net investment income	$52,543	$51,335
Net realized gains on investments, derivative instruments and foreign currency transactions	$17,988	$310
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	$14,189	$(86,930)
Net increase (decrease) in net assets resulting from operations	$84,720	$(35,285)
Total distributions declared	$62,259	$59,940
Net investment income per share	$0.17	$0.17
Earnings (losses) per share	$0.27	$(0.12)
Distributions declared per share outstanding for the entire period	$0.20	$0.20

Summary of Common Stock Offerings for the Three Months Ended	March 31,
(in thousands, except share and per share amounts)	2017	2016
Gross proceeds, excluding reinvestment of distributions	$—	$110,985
Net proceeds to Company, excluding reinvestment of distributions	$—	$101,336
Reinvestment of distributions	$30,820	$30,679
Average net proceeds per share	$9.07	$8.89
Shares issued in connection with Offerings, excluding reinvestment of distributions	—	11,392,899
Shares issued in connection with reinvestment of distributions	3,397,965	3,457,351

Business Environment

The opportunity set in credit is still dominated by the search for yield as central banks in Japan, Europe and the UK continue their asset purchase programs. Total net issuance by the G4 central banks continues to be negative. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.

Despite the influx of capital, the propensity for market volatility in traded credit remains high. We believe this is being caused by the growth of mutual funds and other vehicles offering daily liquidity to investors. These offerings are being made despite overall market liquidity remaining fragile due to low levels of inventory at investment bank dealing desks. In effect, there is a mismatch between the liquidity of debt investments and demand for investment vehicles with daily liquidity. This market dynamic is resulting in traded credit prices being determined more by market sentiment (i.e. inflows and outflows of daily liquidity funds) than by credit quality.

We have also noted that current high yield bonds spreads are trading between 20% and 35% tighter than long term median spread levels for securities with a duration of between three and six years. We believe duration risk is largely being discounted by investors in favor of higher yields.

In this environment, we believe attractive risk-adjusted returns are available from investments that are (i) isolated from the spread compression in traded markets (i.e. originated credit); (ii) accessible through a vehicle that is immune from pressure to sell assets as market sentiment changes (i.e. closed-end); and (iii) predominantly floating rate. Against this backdrop, we believe that the

Company meets these three criteria and is well placed to generate attractive returns for investors. In addition, we believe the Company is well-placed to benefit from the attractive illiquidity premium available to investors that can source and underwrite credit opportunities that cannot (or will not) seek access to broadly syndicated markets.

Portfolio and Investment Activity

Portfolio Investment Activity for the Three Months ended March 31, 2017 and 2016

The following table summarizes our investment activity as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	March 31, 2017		December 31, 2016
	Investment Portfolio	TRS Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$3,933,527	$238,415	$4,025,287	$258,299
No. portfolio companies	114	41	129	43
No. debt investments	125	46	141	47
No. structured product investments	7	—	7	—
No. equity/other investments	42	—	42	—

	Investment Portfolio Activity Summary ($ in thousands)		TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Purchases of investments:
Senior secured loans – first lien	$186,513	$55,608	$12,336	$1,402
Senior secured loans – second lien	24,102	4,116	748	—
Senior secured bonds	2,319	250	—	—
Subordinated debt	5,794	53,425	—	9,500
Equity/other	36,150	17,830	—	—

Total	$254,878	$131,229	$13,084	$10,902

Sales, principal payments and other exits:
Senior secured loans – first lien	$134,066	$75,738	$34,039	$7,084
Senior secured loans – second lien	35,103	62,559	—	4,000
Senior secured bonds	46,858	3,618	—	—
Subordinated debt	154,488	27,929	36	—
Structured products	2,149	1,142	—	—
Equity/other	15,979	21,079	—	—

Total	$388,643	$192,065	$34,075	$11,084

Portfolio Company Additions	7	8	2	1
Portfolio Company Exits	(22)	(5)	(4)	(3)
Debt Investment Additions	13	15	9	1
Debt Investment Exits	(29)	(15)	(10)	(3)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 13 and 17 debt investment positions and 19 and 24 portfolio companies in common, as of March 31, 2017 and December 31, 2016, respectively. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016 were $19.20 million and ($51.11) million, respectively, for our Investment Portfolio, and $1.56 million and $0.85 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since receiving our SEC Exemptive Order, we have increased our focus on originated investments, including Co-Investment Transactions, as a main element of our investment strategy. Co-Investment Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total origination activity in Co-Investment Transactions, at par, plus future expected fundings related to such investments, totaled approximately $205.07 million and $36.39 million for the three months ended March 31, 2017 and 2016, respectively, representing 48.0% and 37.2% of approximately $427.48 million and $97.74 million in total originations by KKR in Co-Investment Transactions for each respective period.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the three months ended March 31, 2017 and 2016 and the status of originated investments held in the Investment Portfolio as of March 31, 2017 and December 31, 2016:

	March 31,
Originated Investment Activity for the Three Months Ended ($ in thousands)	2017	2016
Number of originated investments, by issuer	5	3
Total amount of originated investments, at cost (1)	$220,741	$72,658
Originated investments as a percentage of total investment activity	86.6%	55.4%
Fee income recognized in connection with originated investments	$1,716	$25

Originated Investments Summary as of ($ in thousands)	March 31, 2017	December 31, 2016
Total originated investments, at fair value	$2,842,580	$2,778,713
Total originated investments as a percentage of total Investment Portfolio, at fair value	72.7%	69.0%
Weighted average annual yield of originated debt investments (2)(3)	10.2%	10.0%

(1)	The total amount of originated investments, at cost, includes new issuers during the reporting periods and any follow-on originated investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 1.4% and 3.0%, respectively, for the three months ended March 31, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio and TRS Portfolio as of March 31, 2017 and December 31, 2016, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt, and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	March 31, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$1,699,245	$1,618,790	$1,641,759	$1,547,100
Senior secured loans - second lien	1,121,365	1,071,234	1,131,035	1,074,183
Senior secured bonds	134,496	84,341	177,826	134,786

Total senior debt	2,955,106	2,774,365	2,950,620	2,756,069
Subordinated debt	549,329	509,056	683,640	642,427
Structured products	225,505	210,111	226,807	210,871
Equity/Other (1)	486,018	439,995	465,850	415,920

Total	$4,215,958	$3,933,527	$4,326,917	$4,025,287

(1)	Includes our investment in Strategic Credit Opportunities Partners, LLC.

	TRS Portfolio as of (in thousands)
	March 31, 2017		December 31, 2016
Asset Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Senior debt
Senior secured loans - first lien	$180,273	$178,827	$202,506	$200,326
Senior secured loans - second lien	29,957	30,051	29,957	30,026
Senior secured bonds	16,549	17,099	15,724	15,632

Total senior debt	226,779	225,977	248,187	245,984
Subordinated debt	10,467	12,438	10,502	12,315

Total	$237,246	$238,415	$258,689	$258,299

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior debt (1)(2)
Senior secured loans - first lien	9.4%	6.7%	9.2%	7.9%
Senior secured loans - second lien	10.4%	9.5%	10.0%	9.8%
Senior secured bonds	10.4%	10.0%	10.5%	12.3%
Subordinated debt (1)(2)	10.8%	11.3%	10.5%	10.9%
Structured products (1)(2)	10.5%	—%	10.6%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 1.4% and 3.0%, respectively, for the three months ended of March 31, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio and the TRS Portfolio as of March 31, 2017 and December 31, 2016:

	Investment Portfolio as of		TRS Portfolio as of
Floating interest rate debt investments:	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Percent of debt portfolio	81.8%	77.8%	88.3%	89.6%
Percent of floating rate debt investments with interest rate floors	93.1%	92.6%	100.0%	100.0%
Weighted average interest rate floor	1.0%	1.0%	1.1%	1.0%
Weighted average coupon spread to base rate	805 bps	806 bps	529 bps	505 bps
Weighted average years to maturity	4.4	4.5	3.9	3.8

Fixed interest rate debt investments:
Percent of debt portfolio	18.2%	22.2%	11.7%	10.4%
Weighted average coupon rate	7.0%	10.2%	9.9%	10.1%
Weighted average years to maturity	5.2	5.4	5.8	6.2

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.16%, and 0.61% and 0.64% during the three months ended March 31, 2017 and 2016, respectively, and was 1.15% and 1.00% on March 31, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 10.0% as of March 31, 2017, compared to 9.7% as of December 31, 2016. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return - net price and total investment return – net asset value were 1.4% and 3.0%, respectively, for the three months ended March 31, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio and TRS Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2017 and December 31, 2016:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$—	—%	$10,356	4.3%	$10,360	4.0%
BB-	90,503	2.3	41,193	1.0	18,153	7.6	17,764	6.9
B+	55,168	1.4	156,336	3.9	58,334	24.5	39,868	15.4
B	137,374	3.5	191,565	4.8	55,128	23.1	103,907	40.2
B-	79,786	2.0	145,753	3.6	28,743	12.1	54,433	21.1
CCC+	597,572	15.2	612,476	15.2	40,574	17.0	20,277	7.8
CCC	138,280	3.5	203,931	5.1	26,431	11.1	11,022	4.3
CCC-	15,522	0.4	17,549	0.4	663	0.3	668	0.3
CC	—	—	4,217	0.1	—	—	—	—
Not rated	2,819,322	71.7	2,652,267	65.9	33	— (1)	—	—

Total	$3,933,527	100.0%	$4,025,287	100.0%	$238,415	100.0%	$258,299	100.0%

(1)	Amount rounds to less than 0.005.

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	March 31, 2017	December 31, 2016

Total number of all investments with PIK feature	16	18
Par value of all investments with PIK feature	$594,068	$582,492

Total number of all investments that have active PIK election	15	15
Par value of all investments that have active PIK election	$537,893	$534,394
Percent of debt investment portfolio with active PIK election, at par value	14.6%	14.0%

Number of originated investments with PIK feature and active PIK election	8	9
Par value of originated investments with PIK feature and active PIK election	$407,264	$409,045

	March 31,
PIK Interest Income Activity for the Three Months Ended (in thousands)	2017	2016
PIK interest income	$3,490	$8,364
PIK interest income as a percentage of interest income and PIK interest income	4.0%	9.7%
PIK interest income as a percentage of total investment income	3.8%	9.4%

As of March 31, 2017, our Investment Portfolio consisted of 114 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2016 that consisted of 129 portfolio companies, diversified across 21 distinct industry classifications. As of March 31, 2017, the TRS Portfolio consisted of 41 portfolio companies, diversified across 16 distinct industry classifications, as compared to our TRS Portfolio as of December 31, 2016 that consisted of 43 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio and TRS Portfolio arranged by industry classifications of the portfolio companies as of March 31, 2017 and December 31, 2016:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$836,148	21.3%	$853,615	21.2%	$11,838	5.0%	$15,674	6.1%
Diversified Financials	473,755	12.0	419,478	10.4	—	—	—	—
Software & Services	300,762	7.6	350,413	8.7	42,982	18.0	59,848	23.2
Materials	294,273	7.5	242,410	6.0	6,517	2.7	7,235	2.8
Retailing	276,913	7.0	318,624	7.9	32,570	13.7	33,698	13.0
Automobiles & Components	247,806	6.3	237,152	5.9	—	—	—	—
Real Estate	236,753	6.0	216,371	5.4	—	—	—	—
Technology Hardware & Equipment	175,358	4.5	178,017	4.4	9,085	3.8	8,087	3.1
Consumer Durables & Apparel	169,425	4.3	167,194	4.2	9,789	4.1	9,786	3.8
Health Care Equipment & Services	138,142	3.5	196,315	4.9	28,644	12.0	27,742	10.7
Energy	138,036	3.5	161,950	4.0	—	—	—	—
Transportation	134,321	3.4	161,398	4.0	24,021	10.1	23,641	9.2
Consumer Services	121,951	3.1	119,313	3.0	19,747	8.3	19,716	7.6
Commercial & Professional Services	83,831	2.1	82,657	2.1	14,375	6.0	14,228	5.5
Food & Beverage & Tobacco	57,620	1.5	57,203	1.4	8,313	3.5	8,081	3.1
Pharmaceuticals, Biotechnology & Life Science	56,456	1.4	56,892	1.4	1,026	0.4	1,027	0.4
Food & Staples Retailing	51,952	1.3	51,970	1.3	9,822	4.1	9,838	3.8
Insurance	46,232	1.2	45,554	1.1	6,086	2.6	6,121	2.4
Media	34,280	0.9	35,229	0.9	12,609	5.3	12,550	4.9
Remaining Industries	59,513	1.6	73,532	1.8	991	0.4	1,027	0.4

Total	$3,933,527	100.0%	$4,025,287	100.0%	$238,415	100.0%	$258,299	100.0%

Portfolio Developments

In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), one of our portfolio companies in which we have invested a total of $150.92 million as of March 31, 2017, was placed into receivership. As of the date of this filing, our Advisors are evaluating strategic options in order to maximize the recovery of our investment. As a result of a change in valuation methodology due to the change in the status of Amtek, the aggregate fair value of our investments in Amtek has declined by approximately $24 million during the second quarter of 2017.

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

On August 15, 2016, CSCOP SE I LLC (“Borrower SPV”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Borrower SPV (the “BAML Credit Facility”), and is secured by substantially all of the assets of Borrower SPV. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus  1⁄2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Borrower SPV shall also pay a commitment fee for undrawn commitment in the amount between 0.75% to 1.75%. The BAML Credit Facility matures on August 15, 2018. As of March 31, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $143.00 million and $152.00 million, respectively.

As of March 31, 2017 and December 31, 2016, SCJV had total investments with a fair value of $237.89 million and $248.60 million, respectively. As of March 31, 2017 and December 31, 2016, SCJV had no investments on non-accrual status. The investment portfolio and SCJV’s portfolio had eight and 17 debt investment positions and 12 and 22 portfolio companies in common as of March 31, 2017 and December 31, 2016, respectively.

See Note 3. “Investments” in our unaudited condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of March 31, 2017 and December 31, 2016, and summary statement of operations information for the three months ended March 31, 2017.

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) cash flows from operations, including investment sales and repayments, (ii) our distribution reinvestment plan, and (iii) borrowings. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest expense and other financing fees, (v) periodic reductions in the outstanding principal amounts on our borrowings, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement with the SEC that was declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Liquidity

As of March 31, 2017, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$52,477
Short Term Investments	1,502
Credit Facilities-Effective Borrowing Capacity (1)	357,050
Less: Payable for Investments Purchased	(2,449)

Total	$408,580

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of March 31, 2017.

Borrowings-Credit Facilities and Term Loan

Our outstanding borrowings as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017					As of December 31, 2016
(in thousands)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility (1)(2)	$928,000	$664,000	(3)	$664,000		$928,000	$799,000	$799,000
BNP Credit Facility (1)	200,000	50,000		50,000		200,000	183,000	183,000
SMBC Credit Facility (1)	200,000	110,500		110,500		200,000	102,000	102,000
JPM Credit Facility	300,000	174,000		174,000		300,000	135,000	135,000

Total credit facilities	1,628,000	998,500		998,500		1,628,000	1,219,000	1,219,000
2014 Senior Secured Term Loan	388,000	388,000		384,584	(3)	389,000	389,000	385,203	(3)
CS Facility (4)	23,769	23,769		23,769		23,454	23,454	23,454

Total	$2,039,769	$1,410,269		$1,406,853		$2,040,454	$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Senior Secured Revolving Credit Facility includes a provision that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less unaccreted original issue discount of $0.89 million and $0.99 million and deferred financing costs of $2.53 million and $2.81 million as of March 31, 2017 and December 31, 2016, respectively.
(4)	Borrowings denominated in Euros.

For the three months ended March 31, 2017 and 2016, our total all-in cost of financing, including fees and expenses, was 3.86% and 3.5%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.04 billion that is available to us from our existing financing arrangements.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

In 2012, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, entered into a TRS arrangement with The Bank of Nova Scotia (“BNS”).

The obligations of Halifax Funding under the TRS Agreements are non-recourse to us and our exposure under the TRS Agreements is limited to the amount of collateral that is posted by Halifax Funding pursuant to the terms of the TRS Agreements. As of March 31, 2017, the posted collateral of $105 million equaled 44.3% of the total notional amount, as compared to $95 million, or 36.7% of the total notional amount as of December 31, 2016. The minimum required collateral amount (33.3% of the total notional amount, plus additional required collateral due to concentration limits in the TRS Portfolio) was $99 million as of March 31, 2017.

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

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of March 31, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in thousands, except per share amounts)	Per Share	Amount
March 31, 2017 (13 record dates)	$0.20	$62,259
March 31, 2016 (13 record dates)	$0.20	$59,940

Approximately 50% of the distributions we declared in each of the three months ended March 31, 2017 and 2016 were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the three months ended March 31, 2017. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of March 31, 2017, the fair value of our investments totaled $3.94 billion for our Investment Portfolio and $238.42 million for our TRS Portfolio. The majority of our investments at March 31, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2017 and 2016. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total investment income	$92,848	$88,851
Net operating expense	(40,182)	(37,516)
Income tax expense, including excise tax	(123)	—

Net investment income	52,543	51,335
Net realized gains	17,988	310
Net change in unrealized depreciation	14,189	(86,930)

Net increase (decrease) in net assets resulting from operations	$84,720	$(35,285)

Investment income

Investment income consisted of the following for the three months March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest income	$83,735	$77,594
Payment-in-kind interest income	3,490	8,364

Subtotal	87,225	85,958
Fee income	2,605	665
Dividend and other income	3,018	2,228

Total investment income	$92,848	$88,851

The increase in interest income was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.76 billion and $3.68 billion for the three months ended March 31, 2017 and 2016, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $6.44 million and $4.27 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, 4.0% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 9.7% for the same period in 2016. The decrease in PIK interest income during the three months ended March 31, 2017 is primarily due to investments that were sold or repaid and investments that have been placed on non-accrual status. As of March 31, 2017, our weighted average annual yield on our accruing debt investments was 10.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2017, approximately 81.8% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. The increase in fee income was primarily due to an increase in capital structuring fees earned during the three months ended March 31, 2017 as compared to the same period in 2016. Going forward, we expect to earn additional structuring services fees on Co-Investment Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed consolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Investment advisory fees	$20,771	$19,676
Interest expense	14,148	11,467
Performance-based incentive fees	927	2,650
Administrative services	840	846
Professional services	1,046	634
Offering expense	205	812
Custodian and accounting fees	437	414
Director fees and expenses	133	112
Other	1,675	905

Total operating expenses	$40,182	$37,516

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three months ended March 31, 2017 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Subordinated Incentive fee on income	$927	$2,650
Incentive fee on capital gains	—	—

Total performance-based incentive fees	$927	$2,650

Subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Effective January 1, 2017, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate. The total return requirement did not result in a reduction of the amount of incentive fee payable to the advisors for the three months ended March 31, 2017.

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

We did not record any incentive fee on capital gains for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had unrealized losses of $324.65 million in excess of our cumulative realized net capital gains since inception. The Advisors earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense - The components of interest expense for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Stated interest expense	$12,483	$10,088
Unused commitment fees	554	321
Amortization of deferred financing costs	1,012	960
Accretion of discount on term loan	99	98

Total interest expense	$14,148	$11,467

The increase in interest expense during the three months ended March 31, 2017 was primarily attributable to the increase in our weighted average debt outstanding to $1.51 billion, as compared to $1.33 billion during the three months ended March 31, 2016.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – In general, our other operating expenses increased period over period due to increased administrative and professional services associated with our owning a larger portfolio of investments. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our Follow-On Offering in October 2016, we did not record any deferred offering expenses during the three months ended March 31, 2017, as compared to $0.43 million for the same period in 2016. The $0.19 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of March 31, 2017 represents the amount that will be recorded as offering expenses in the consolidated statements of operations during the remainder of the year.

During the three months ended March 31, 2017 and 2016, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.60% and 0.45%, respectively.

Net realized gain and losses - Net realized gains and losses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net realized gains (losses) on investments	$15,632	$(12,149)
Net realized gains on derivative instruments	2,871	9,269
Net realized gains (losses) on foreign currency transactions	(515)	3,190

Net realized gains	$17,988	$310

As the result of our investment sales and principal payments, as described above in “Portfolio and Investment Activity,” we realized net losses on investments for each of the periods presented. The net realized loss on investments for the three months ended March 31, 2017 consisted of a $15.09 million gain on the disposition of investments and a $0.54 million currency gain on those investments that were denominated in foreign currencies. The net realized loss on investments for the three months ended March 31, 2016 consisted of an $8.91 million gain on the disposition of investments, offset by a $21.06 million currency loss on those investments that were denominated in foreign currencies.

Our net realized gains (losses) on derivative instruments for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net realized gains (losses) on:
Cross currency swaps	$283	$4,144
Foreign currency forward contracts	555	2,134
Interest rate swaps	(487)	—
TRS	2,520	2,991

	$2,871	$9,269

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

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2017 and 2016, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net change in unrealized appreciation (depreciation) on:
Investments	$19,199	$(51,109)
Derivative instruments	(4,264)	(32,401)
Foreign currency translation	(332)	(3,420)
Provision for taxes	(414)	—

Net change in unrealized depreciation	$14,189	$(86,930)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$69,186	$63,292
Unrealized depreciation	(37,978)	(137,810)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(12,009)	23,409

Total net unrealized appreciation (depreciation)	$19,199	$(51,109)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 10.9% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Those investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Net realized and unrealized losses on investments	$34,831	$(63,258)
Net realized and unrealized gains (losses) on foreign currency forward contracts	(2,081)	(2,861)
Net realized and unrealized losses on cross currency swaps	(3,753)	(9,559)

	$28,997	$(75,678)

The net realized and unrealized gains on investments during the three months ended March 31, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the three months ended March 31, 2017.

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

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$3,441	$3,826
Realized gain (loss) on TRS assets	143	(641)
Receipt of prior period unsettled amounts	(3,787)	(3,191)
Unrealized appreciation (depreciation) on TRS assets	1,559	846

	1,356	840

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	126	474
Unrealized depreciation	(1,484)	(3,332)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(1,278)	(2,137)

	(2,636)	(4,995)

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	—	—
Unrealized depreciation	(4,036)	(13,703)

	(4,036)	(13,703)

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	1,052	193
Unrealized depreciation	—	(14,736)

	1,052	(14,543)

Total net change in unrealized (depreciation) appreciation on derivative instruments	$(4,264)	$(32,401)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2016.

Adjusted net investment income

Our net investment income totaled $52.54 million ($0.17 per share) and $51.34 million ($0.17 per share) for the three months ended March 31, 2017 and 2016, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table shows the TRS interest income and financing charges for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Interest and fee income included in TRS fair value	$4,456	$4,928
Financing charges included in TRS fair value	(1,015)	(1,102)

Subtotal	3,441	3,826
Interest and fee income included in TRS net realized gains	4,033	4,885
Financing charges included in TRS net realized gains	(1,362)	(1,341)
Less: amounts included in prior period fair value	(3,346)	(3,761)

TRS net interest spread	$2,766	$3,609

TRS net interest spread per share	$0.01	$0.01

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2017 and 2016; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net investment income (GAAP)	$52,543	$51,335
Add: Estimated unearned performance-based incentive fees	—	—
Add: TRS net interest spread	2,766	3,609

Adjusted net investment income (non-GAAP)	$55,309	$54,944

Net investment income per share (GAAP)	$0.17	$0.17

Adjusted net investment income per share (non-GAAP)	$0.18	$0.18

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased $19.91 million and $20.49 million during the three months ended March 31, 2017 and 2016, respectively. The most significant increase in net assets during the three months ended March 31, 2017 and 2016 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $30.82 million and $132.02 million, respectively. Our operations resulted in net assets increasing (decreasing) $84.72 million and ($35.29) million during the three months ended March 31, 2017 and 2016, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $62.26 million and $59.94 million and the repurchase of shares of common stock in the amount of $33.37 million and $16.30 million during the three months ended March 31, 2017 and 2016, respectively.

Our net asset value per share was $9.00 and $8.62 on March 31, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.20 per share during each of the three months ended March 31, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 3.0% and (1.3)% (not annualized) for shareholders who held our shares over the entire three-month period ending March 31, 2017 and 2016, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 60.4% (see first chart below), or an annualized return of 8.5% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 44.4% (see first chart below), or an annualized return of 6.5% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 28.5% and 46.2%, respectively, in the period from June 17, 2011 to March 31, 2017.

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$10.00	$11.00	$9.80
Net Offering Price/Share	$9.00	$9.90	$8.82
Distributions/Share	$4.56	$1.61	$0.81
Terminal Value/Share (NAV)	$9.00	$9.00	$9.00

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at March 31, 2017 equal to net asset value of $9.00 per share and (iv) distributions payable to shareholders as of March 31, 2017.

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

The table below presents information on the investments classified as Level 3 as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Fair value of investments classified as Level 3	$3,277,756	$3,189,484
Total fair value of investments	$3,935,029	$4,025,293
% of fair value classified as Level 3	83.3%	79.2%

Number of positions classified as Level 3	129	126
Total number of positions	175	191
% of positions classified as Level 3	73.7%	65.6%

Fair value of individual positions classified as Level 3:
Highest fair value	$138,649	$138,564
Lowest fair value	$—	$—
Average fair value	$25,409	$25,313

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2017 and December 31, 2016 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory fees and performance-based incentive fees would also be impacted since such amounts are directly impacted by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of March 31, 2017, assuming all other estimates remain unchanged, would otherwise result in a $156.08 million overstatement of net change in unrealized appreciation on investments, a $0.27 million overstatement of our investment advisory fees payable to our Advisors, a $155.82 million overstatement of our net increase in net assets resulting from operations, a $0.50 overstatement in our earnings per share and a $0.50 overstatement of our net asset value per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

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

Effective January 1, 2017, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

As of March 31, 2017, we had accrued a subordinated incentive fee on income of $0.93 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of March 31, 2017, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$5,029
BeyondTrust Software, Inc.	1,090
Dentix Health Corporation, S.L.U.	9,473
Safety Technology Holdings, Inc.	253
Sears Canada Inc.	29,167
Smile Brands, Inc.	3,589
SouthernCarlson	4,975
SquareTwo Financial Corp.	2,704

Total unfunded revolvers/delayed draw loan commitments	$56,280

Unfunded term loan commitments:
KeyPoint Government Solutions, Inc.	$36,462
NBG Acquisition Inc.	34,205
Pacific Union Financial, LLC	14,342

Total unfunded term loan commitments	$85,009

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	29,175
KKR BPT Holdings Aggregator, LLC	8,000
NBG Acquisition Inc.	2,565
Orchard Marine, Ltd.	737
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	26,816
Toorak Capital	16,808

Total unfunded equity commitments	$86,604

(1)	May be commitments to one or more entities affiliated with the named company.

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

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of March 31, 2017, the credit facilities provided for $357.05 million of additional borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings — Credit Facilities and Term Loan” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of the revolving credit facilities and the 2014 Senior Secured Term Loan.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to the credit facilities and 2014 Senior Secured Term Loan at March 31, 2017 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$664,000	$—	$—	$664,000	$—
BNP Credit Facility	50,000	50,000	—	—	—
SMBC Credit Facility	110,500	—	—	110,500	—
JPM Credit Facility	174,000	—	—	174,000	—
2014 Senior Secured Term Loan	388,000	4,000	384,000	—	—
CS Facility	23,769	23,769	—	—	—
Interest and Credit Facilities Fees Payable(1)	169,427	50,992	86,800	31,635	—

Total	$1,579,696	$128,761	$470,800	$980,135	$—

(1)	Estimated interest payments have been calculated based on interest rates of our credit facilities and term loan payables as of March 31, 2017.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements and Part III - Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2017, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of March 31, 2017, approximately 81.8% of our portfolio of debt investments (excluding TRS assets), or approximately $3.02 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2017, approximately 93.1% of our portfolio of variable interest rate debt investments, or approximately $2.81 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At March 31, 2017, we held an aggregate investment position of $208.57 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 6.9% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings – Credit Facilities and Term Loan”), all of our borrowings as of March 31, 2017 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 15 basis points (“bps”), as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Under the terms of the TRS Agreements between Halifax Funding and BNS, Halifax Funding pays interest to BNS at a floating rate based on three-month LIBOR in exchange for the right to receive the economic benefits of a portfolio of TRS assets having a maximum aggregate notional amount of $500 million.

Based on our March 31, 2017 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of March 31, 2017 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	TRS Portfolio (2)	Interest Rate Swap (3)
Down 50 basis points	$(0.873)	$(5.954)	$5.081	$1.186	$(3.000)
Up 50 basis points	$12.358	$6.964	$5.394	$(0.329)	$3.000
Up 100 basis points	$25.460	$14.015	$11.445	$(0.555)	$6.000
Up 150 basis points	$38.562	$21.067	$17.495	$(0.781)	$9.000
Up 200 basis points	$51.665	$28.118	$23.547	$(1.007)	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Pursuant to the TRS Agreements, Halifax Funding receives from BNS all collected interest and fees derived from the TRS assets and pays to BNS interest at a rate equal to three-month LIBOR plus 140 bps per annum on the settled notional amount of TRS assets. As of March 31, 2017, 88.3% of the TRS assets, or approximately $215.03 million measured at par value, featured floating or variable interest rates. At March 31, 2017, 100% of the TRS assets with variable interest rates featured minimum base rate floors, or approximately $215.03 million measured at par value, and the weighted average base rate floor for such TRS assets was 1.1%. As of March 31, 2017, the total notional amount of the portfolio of TRS assets was $237.25 million, and the settled notional amount was $248.36 million. For the purpose of presenting the net interest sensitivity analysis above, we have assumed that all TRS assets are settled as of March 31, 2017 and that the TRS notional amount would equal $237.25 million upon which the financing payments to BNS are based.
(3)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 18.2% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2017, approximately 21.3% of our fixed interest rate debt investments, or approximately $143.52 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 5.4 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 5.4%, all other financial and market factors assuming to remain unchanged. A 5.4% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $7.68 million, or a 0.3% decline in net assets relative to $9.02 net asset value per share as of March 31, 2017.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of March 31, 2017, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of March 31, 2017. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2017, to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies					Hedges
	As of March 31, 2017				Reduction in Fair Value as of	As of March 31, 2017
(in thousands)	Par Value/ Cost in Local Currency(1)		Par Value/ Cost in US$(1)	Fair Value	March 31, 2017 if 10% Adverse Change in Exchange Rate(2)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€395,807	$422,163	$317,211	$31,721		€315,228	$345,759
British Pound Sterling		£76,838	97,851	94,323	9,432		£106,011	150,282
Australian Dollar	A$	32,119	24,685	13,916	1,392	A$	24,787	17,930
Swedish Kronor	SEK	97,249	15,145	3,294	329	SEK	—	—

Total			$559,844	$428,744	$42,874			$513,971

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2017, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $513.97 million, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2017, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three months ended March 31, 2017, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized losses of ($0.85) million. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized loss of ($5.83) million during the three months ended March 31, 2017. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	The information required by this Item 2(c) is set forth in Note 9 – “Share Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2017.

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