Form 10-Q
period 2017-06-30
Corporate Capital Trust, Inc.
filed 2017-08-11
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock of the registrant outstanding as of August 9, 2017 was 309,237,663.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,724,101 and $3,797,345, respectively) - including $- and $345,774, respectively, of investments pledged to creditors (Note 10)	$3,648,639	$3,622,442
Non-controlled, affiliated investments (amortized cost of $269,631 and $187,703,respectively)	224,075	142,855
Controlled, affiliated investments (amortized cost of $327,438 and $341,875, respectively)	268,364	259,996

Total investments, at fair value (amortized cost of $4,321,170 and $4,326,923, respectively)	4,141,078	4,025,293
Cash	29,880	127,031
Cash denominated in foreign currency (cost of $94,977 and $5,314, respectively)	95,295	5,229
Restricted cash	5,281	14,353
Collateral on deposit with custodian	—	95,000
Dividends and interest receivable	46,383	53,484
Receivable for investments sold	25,564	49,324
Principal receivable	10,039	2,942
Unrealized appreciation on derivative instruments	9,066	42,511
Receivable from advisors	5,629	2,040
Deferred offering expense	72	402
Deferred tax asset	7,512	—
Prepaid and other deferred expenses	11,822	13,087

Total assets	4,387,621	4,430,696

Liabilities
Revolving credit facilities	959,000	1,219,000
Term loan payable, net	383,971	385,203
Unsecured notes payable, net	137,208	—
Repurchase agreement payable	—	23,454
Payable for investments purchased	120,218	22,205
Unrealized depreciation on derivative instruments	18,677	251
Accrued performance-based incentive fees	4,748	4,905
Accrued investment advisory fees	6,883	7,332
Deferred tax liability	388	1,991
Other accrued expenses and liabilities	6,630	7,023

Total liabilities	1,637,723	1,671,364
Commitments and contingencies (Note 11)

Net Assets	$2,749,898	$2,759,332

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 308,243,213 and 309,041,547 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$308	$309
Paid-in capital in excess of par value	3,005,274	3,012,062
Undistributed net investment income	20,696	39,566
Accumulated net realized losses	(93,737)	(32,331)
Accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation (net of provision for taxes of $7,124 and $1,991,respectively)	(182,643)	(260,274)

Net assets	$2,749,898	$2,759,332

Net asset value per share	$8.92	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $1,528, $308, $1,801 and $647, respectively)	$75,894	$85,201	$159,629	$162,795
Non-controlled, affiliated investments	3,122	—	3,122	—

Total interest income	79,016	85,201	162,751	162,795

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	1,109	2,090	2,136	6,552
Non-controlled, affiliated investments	—	3,740	—	7,642
Controlled, affiliated investments	2,940	—	5,403	—

Total payment-in-kind interest income	4,049	5,830	7,539	14,194

Fee income:
Non-controlled, non-affiliated investments	5,645	2,578	8,250	3,243

Total fee income	5,645	2,578	8,250	3,243

Dividend and other income:
Non-controlled, non-affiliated investments	3,893	2,183	4,189	2,318
Non-controlled, affiliated investments	—	590	—	1,159
Controlled, affiliated investments	7,871	2,065	10,593	3,589

Total dividend and other income	11,764	4,838	14,782	7,066

Total investment income	100,474	98,447	193,322	187,298

Operating expenses
Investment advisory fees	20,914	19,992	41,685	39,668
Interest expense	15,207	11,958	29,355	23,425
Performance-based incentive fees	4,748	10,752	5,675	13,402
Professional services	1,959	749	3,005	1,383
Investment advisor expenses	1,713	190	2,609	409
Administrative services	770	876	1,610	1,722
Offering expenses	122	673	327	1,485
Custodian and accounting fees	399	363	836	777
Director fees and expenses	168	129	301	241
Other	1,362	528	2,141	1,214

Total operating expenses	47,362	46,210	87,544	83,726

Net investment income before taxes	53,112	52,237	105,778	103,572
Income tax expense, including excise tax	198	—	321	—

Net investment income	52,914	52,237	105,457	103,572

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(85,586)	(10,281)	(70,108)	(22,430)
Controlled, affiliated investments	(7,567)	—	(7,413)	—
Derivative instruments	11,362	2,118	14,233	11,387
Foreign currency transactions	2,397	(995)	1,882	2,195

Net realized losses	(79,394)	(9,158)	(61,406)	(8,848)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited), (continued)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	88,101	57,750	99,441	19,303
Non-controlled, affiliated investments	(2,879)	942	(708)	(13,218)
Controlled, affiliated investments	17,117	(6,502)	22,805	(5,004)
Derivative instruments	(47,607)	22,994	(51,871)	(9,407)
Foreign currency translation	(393)	674	(725)	(2,746)
Provision for taxes	9,103	—	8,689	—

Net change in unrealized appreciation (depreciation)	63,442	75,858	77,631	(11,072)

Net realized and unrealized gains (losses)	(15,952)	66,700	16,225	(19,920)

Net increase in net assets resulting from operations	$36,962	$118,937	$121,682	$83,652

Net investment income per share	$0.17	$0.17	$0.34	$0.34

Diluted and basic earnings per share	$0.12	$0.39	$0.39	$0.28

Weighted average number of shares of common stock outstanding (basic and diluted)	308,394,388	304,766,963	308,869,051	301,423,037

Distributions declared per share	$0.20	$0.20	$0.40	$0.40

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$105,457	$103,572
Net realized losses on investments, derivative instruments and foreign currency transactions	(61,406)	(8,848)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	77,631	(11,072)

Net increase in net assets resulting from operations	121,682	83,652

Distributions to shareholders from
Net investment income	(105,457)	(103,572)
Distributions in excess of net investment income (Note 8)	(18,870)	(17,675)

Net decrease in net assets resulting from shareholders’ distributions	(124,327)	(121,247)

Capital share transactions
Issuance of shares of common stock	—	111,929
Reinvestment of shareholders’ distributions	61,325	61,884
Repurchase of shares of common stock	(68,114)	(30,783)

Net increase/(decrease) in net assets resulting from capital share transactions	(6,789)	143,030

Total increase (decrease) in net assets	(9,434)	105,435
Net assets at beginning of period	2,759,332	2,594,022

Net assets at end of period	$2,749,898	$2,699,457

Capital share activity
Shares issued from subscriptions	—	12,588,477
Shares issued from reinvestment of distributions	6,761,319	6,969,469
Shares repurchased	(7,559,653)	(3,509,579)

Net increase (decrease) in shares outstanding	(798,334)	16,048,367

Undistributed net investment income at end of period	$20,696	$49,573

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$121,682	$83,652
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(819,207)	(721,083)
Increase in payable for investments purchased	97,207	43,477
Payment-in-kind interest capitalized	(2,146)	(15,229)
Proceeds from sales of investments	248,741	145,823
Proceeds from principal payments	514,165	289,436
Net realized loss on investments	77,521	22,430
Net change in unrealized appreciation on investments	(121,538)	(1,081)
Net change in unrealized depreciation on derivative instruments	51,871	9,407
Net change in unrealized depreciation on foreign currency translation	725	2,746
Amortization of premium/discount, net	(11,882)	(4,071)
Amortization of deferred financing costs	2,038	1,948
Accretion of discount on term loan payable	200	196
Increase in short-term investments, net	(1,439)	(97)
Decrease in collateral on deposit with custodian	95,000	32,640
Decrease (increase) in dividends and interest receivable	7,101	(2,503)
Decrease (increase) in receivable for investments sold	24,217	(50,553)
Increase in principal receivable	(7,097)	(845)
Increase in receivable from advisors	(3,589)	(2,264)
Decrease in deferred tax asset	(7,011)	—
Decrease in other assets	230	478
(Decrease) increase in accrued investment advisory fees	(449)	139
(Decrease) increase in accrued performance-based incentive fees	(157)	10,003
Increase in deferred tax liability	(1,679)	—
Decrease in other accrued expenses and liabilities	(393)	(2,788)

Net cash provided by (used in) operating activities	264,111	(158,139)

Financing Activities:
Proceeds from issuance of shares of common stock	—	111,929
Payments on repurchases of shares of common stock	(68,114)	(30,783)
Distributions paid	(63,002)	(59,363)
Repayments under term loan payable	(2,000)	(2,000)
Borrowings under revolving credit facilities	298,500	380,000
Repayments of revolving credit facilities	(558,500)	(169,587)
Borrowings under unsecured notes payable	140,000	—
Repayments of repurchase agreement	(24,726)	—
Deferred financing costs paid	(2,829)	(7,342)

Net cash (used in) provided by financing activities	(280,671)	222,854

Effect of exchange rate changes on cash	403	(269)

Net (decrease) increase in cash	(16,157)	64,446
Cash, cash denominated in foreign currency and restricted cash, beginning of period	146,613	69,204

Cash, cash denominated in foreign currency and restricted cash, end of period	$130,456	$133,650

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$26,293	$20,935

Taxes paid, including excise tax	$3,820	$2,791

Distributions reinvested	$61,325	$61,884

Receivable from repurchase agreement	$—	$24,726

Deferred financing costs accrued in other expenses and liabilities	$—	$26

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loans—59.8%
A10 Capital, LLC	(f)(g)(2)	Real Estate	L + 700		1.00%	10/15/2021	$32,688	$32,399	$33,015
Abaco Systems, Inc.	(f)(h)(3)	Capital Goods	L + 600		1.00%	12/7/2021	65,346	63,028	65,146
ABB CONCISE Optical Group, LLC	(3)	Retailing	L + 500		1.00%	6/15/2023	6,829	6,829	6,842
ABILITY Network, Inc.	(3)	Health Care Equipment & Services	L + 500		1.00%	5/14/2021	12,018	11,977	12,055
Accuride Corp.	(3)	Capital Goods	L + 700		1.00%	11/17/2023	15,038	14,708	15,188
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325		1.00%	9/26/2021	8,000	7,528	7,208
Agro Merchants NAI Holdings, LLC	(f)(h)(3)	Transportation	L + 700		1.00%	10/1/2020	73,076	72,490	71,414
Alion Science & Technology Corp.	(2)	Capital Goods	L + 450		1.00%	8/19/2021	2,825	2,823	2,823
AltEn, LLC	(f)(i)(j)(k)(4)	Energy	L + 900 PIK (L + 900 Max PIK	)	1.00%	9/12/2018	38,456	29,836	5,437
AM General, LLC	(f)(h)(2)	Automobiles & Components	L + 725		1.00%	12/28/2021	92,471	91,199	94,469
American Freight, Inc.	(f)(3)	Retailing	L + 625		1.00%	10/31/2020	31,873	31,774	31,873
Amtek Global Technology Pte. Ltd. (SGP)	(f)(g)(l)(5)(EUR)	Automobiles & Components	5.00%			11/10/2019	€82,055	91,286	93,719
Applied Systems, Inc.	(3)	Software & Services	L + 325		1.00%	1/25/2021	$638	642	642
Aspen Dental Management, Inc.	(3)	Health Care Equipment & Services	L + 375		1.00%	4/29/2022	2,515	2,539	2,539
Bay Club, Co.	(2)	Consumer Services	L + 650		1.00%	8/31/2022	5,552	5,538	5,608

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
BeyondTrust Software, Inc.	(f)(3)	Software & Services	L + 700	1.00%	9/25/2019	$11,886	$11,814	$11,684
Brand Energy	(g)(3)	Capital Goods	L + 425	1.00%	6/14/2024	650	649	650
Casual Dining Group, Ltd. (GBR)	(f)(g)(l)(3)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	60,478	49,216
Charlotte Russe, Inc.	(3)	Retailing	L + 550	1.25%	5/22/2019	$18,136	18,053	8,992
	(3)		L + 550	1.25%	5/22/2019	4,440	4,427	2,201
Commercial Barge Line, Co.	(2)	Transportation	L + 875	1.00%	11/12/2020	11,741	10,076	10,234
CSM Bakery Products	(3)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,874	4,627	4,645
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,522	3,522
Dentix (SPN)	(f)(g)(l)(5)(EUR)	Health Care Equipment & Services	E + 825		12/14/2021	€20,527	21,225	25,818
Distribution International, Inc.	(3)	Retailing	L + 500	1.00%	12/15/2021	$20,703	16,728	16,950
DJO Finance, LLC	(2)	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,605	8,505	8,531
EagleView Technology Corp.	(3)	Software & Services	L + 425	1.00%	7/15/2022	6,878	6,826	6,907
Emerald Expositions Holding, Inc.	(3)	Media	L + 300		5/17/2024	3,309	3,324	3,324
Emerald Performance Materials, LLC	(3)	Materials	L + 350	1.00%	7/30/2021	553	556	556
FleetPride Corp.	(3)	Capital Goods	L + 400	1.25%	11/19/2019	863	780	848
Genesys Telecommunications Laboratories, Inc.	(3)	Technology Hardware & Equipment	L + 400	1.00%	12/1/2023	840	842	842
Greystone & Co., Inc.	(f)(h)(6)	Diversified Financials	L + 800	1.00%	3/26/2021	37,781	37,411	37,841

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Grocery Outlet, Inc.	(3)	Food & Staples Retailing	L + 350	1.00%	10/21/2021	$4,818	$4,800	$4,762
Gypsum Management & Supply, Inc.	(3)	Capital Goods	L + 300	1.00%	4/1/2023	8,275	8,285	8,285
Heartland Dental Care, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,023	1,022	1,027
Hillman Group, Inc.	(3)	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,707	9,759	9,758
HUB International, Ltd.	(3)	Insurance	L + 325	1.00%	10/2/2020	6,063	6,074	6,074
Hunt Mortgage	(f)(h)(2)	Diversified Financials	L + 750	1.00%	2/14/2023	43,824	43,197	43,972
inVentiv Health, Inc.	(3)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,461	5,474	5,479
JHT Holdings, Inc.	(f)(h)(3)	Capital Goods	L + 850	1.00%	5/4/2022	32,478	31,929	33,489
Jo-Ann Stores, Inc.	(3)	Retailing	L + 500	1.00%	10/20/2023	16,452	16,287	16,407
KeyPoint Government Solutions, Inc.	(f)(h)(3)	Capital Goods	L + 600	1.00%	4/18/2024	36,006	35,654	35,871
Koosharem, LLC	(h)(3)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,894	20,652	19,614
Marshall Retail Group, LLC	(f)(3)	Retailing	L + 600	1.00%	8/25/2020	16,262	16,163	15,369
National Debt Relief LLC	(f)(h)(3)	Diversified Financials	L + 675	1.00%	4/15/2023	11,290	11,233	11,205
Natural American Foods Inc	(f)(h)(3)	Food & Staples Retailing	L + 675	1.00%	5/30/2023	27,089	26,954	26,953
NBG Home	(7)	Consumer Durables & Apparel	L + 500	1.00%	4/12/2024	26,000	25,480	25,870
NEP Group, Inc.	(2)	Media	L + 325	1.00%	1/22/2020	495	495	495

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
New Enterprise Stone & Lime Co., Inc.	(f)(h)(2)	Capital Goods	L + 800	1.00%	3/19/2021	$102,461	$101,604	$111,005
	(f)(h)(2)		L + 800	1.00%	3/19/2021	51,745	51,312	56,059
Nine West Holdings, Inc.	(3)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	13,074	12,904	11,178
NMI Holdings, Inc.	(f)(g)(2)	Insurance	L + 675	1.00%	11/15/2019	37,241	36,882	37,365
P2 Energy Solutions, Inc.	(3)	Software & Services	L + 400	1.00%	10/30/2020	4,617	4,517	4,540
Pacific Union Financial, LLC	(f)(2)	Diversified Financials	L + 750	1.00%	4/21/2022	72,404	71,666	73,053
Paradigm Acquisition Corp.	(3)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	10,869	10,747	10,893
Petroplex Acidizing Inc	(f)(i)(3)	Energy	L + 900, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,466	22,466	21,680
	(f)(i)(j)		15.00% PIK (15.00% Max PIK)		12/5/2019	18,420	13,809	543
Plaskolite, LLC	(3)	Materials	L + 400	1.00%	11/3/2022	3,171	3,169	3,169
PQ Corp.	(3)	Materials	L + 425	1.00%	11/4/2022	682	689	689
Proserv Acquisition, LLC	(f)(g)(3)	Energy	L + 537.5	1.00%	12/22/2021	26,896	21,248	15,399
Proserv Acquisition, LLC (GBR)	(f)(g)(l)(3)	Energy	L + 537.5	1.00%	12/22/2021	15,787	12,471	9,038
Raley’s	(2)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	11,193	10,894	11,277
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	2,874	2,831	2,837

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Safety Technology Holdings, Inc.	(f)(2)	Technology Hardware & Equipment	L + 600	1.00%	7/7/2022	$84	$74	$31
	(f)(2)		L + 600	1.00%	7/29/2022	7,444	7,264	7,518
	(f)(2)		L + 600	1.00%	7/29/2022	1,197	1,166	1,209
Savers, Inc.	(3)	Retailing	L + 375	1.25%	7/9/2019	8,956	8,387	8,486
Sears Canada, Inc. (CAN)	(f)(g)(l)(2)	Retailing	L + 950	1.00%	5/28/2019	20,833	20,332	20,437
Sequa Corp.	(3)	Materials	L + 550	1.00%	11/28/2021	9,224	9,259	9,293
SIRVA Worldwide, Inc.	(3)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	22,694	22,165	22,808
Smile Brands Group, Inc.	(f)(3)	Health Care Equipment & Services	L + 625	1.00%	8/15/2022	12,406	12,269	12,307
SouthernCarlson	(f)(3)	Capital Goods	L + 700	1.00%	6/30/2022	38,349	37,864	38,019
	(f)(3)		L + 700	1.00%	7/22/2022	5,182	5,127	5,234
ThreeSixty Group	(f)(h)(2)	Retailing	L + 700	1.00%	1/31/2024	52,770	52,018	52,162
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%	4/13/2023	4,936	4,967	4,986
TTM Technologies, Inc.	(g)(2)	Technology Hardware & Equipment	L + 500	1.00%	5/31/2021	8,197	7,994	8,279
Utility One Source LP	(3)	Capital Goods	L + 550	1.00%	4/7/2023	9,754	9,659	9,937
Vee Pak, LLC	(f)(h)(2)	Materials	L + 675	1.00%	2/1/2023	50,774	50,043	50,340
Vertafore, Inc.	(3)	Software & Services	L + 325	1.00%	6/30/2023	1,024	1,023	1,025
Waste Pro USA, Inc.	(f)(h)(2)	Transportation	L + 750	1.00%	10/15/2020	35,764	35,764	35,764

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)		No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Wheels Up Partners LLC	(f)(3)	Transportation	L + 710	1.00%	6/30/2024		$24,872	$24,623	$24,623
Willbros Group, Inc.	(f)(h)(3)	Energy	L + 975	1.25%	12/15/2019		25,599	25,599	26,200
Z Gallerie, Inc.	(f)(2)	Retailing	L + 650	1.00%	10/8/2020		31,786	31,559	31,786
Total First Lien Senior Secured Loans								$1,682,262	$1,644,538

Second Lien Senior Secured Loans—42.9%
Abaco Systems, Inc.	(f)(h)(3)	Capital Goods	L + 1050	1.00%	6/7/2022		$63,371	$62,318	$64,548
Amtek Global Technology Pte. Ltd. (SGP)	(f)(g)(l)*(EUR)	Automobiles & Components			11/10/2019		€59,281	55,225	33,739
Applied Systems, Inc.	(3)	Software & Services	L + 650	1.00%	1/24/2022		$28,789	28,893	29,142
Belk, Inc.	(f)(h)	Retailing	10.50%		6/12/2023		99,615	97,908	92,004
Bon-Ton Department Stores, Inc.	(f)(g)(3)	Retailing	L + 950	1.00%	3/18/2021		13,529	13,297	13,172
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021		23,219	23,015	19,852
Culligan International Co.	(f)(2)	Household & Personal Products	L + 850	1.00%	11/15/2024		37,500	36,785	37,014
Dixon Hospitality Group Pty Ltd (AUS)	(f)(g)(l)(AUD)	Consumer Services	12.00%		12/15/2021	A	$16,694	12,556	12,643
EagleView Technology Corp.	(3)	Software & Services	L + 825	1.00%	7/14/2023		$33,000	32,589	32,949
Emerald Performance Materials, LLC	(2)	Materials	L + 675	1.00%	8/1/2022		2,041	2,035	2,035
Excelitas Technologies Corp.	(f)(i)(3)	Technology Hardware & Equipment	L + 975, 1.50% PIK (3.00% Max PIK)	1.00%	4/29/2021		114,989	114,989	115,172

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800		1.00%	10/28/2024	$10,828	$10,675	$10,937
Grocery Outlet, Inc.	(3)	Food & Staples Retailing	L + 825		1.00%	10/21/2022	45,346	44,340	45,743
iParadigms Holdings, LLC	(3)	Software & Services	L + 725		1.00%	7/29/2022	22,595	22,465	21,917
MedAssets, Inc.	(f)(h)(2)	Health Care Equipment & Services	L + 975		1.00%	4/20/2023	63,000	61,327	62,891
Misys, Ltd. (GBR)	(g)(l)(3)	Software & Services	L + 725		1.00%	6/13/2025	8,403	8,340	8,581
NBG Home	(f)(3)	Consumer Durables & Apparel	L + 900		1.00%	9/30/2024	34,205	33,697	34,010
NEP Group, Inc.	(3)	Media	L + 875		1.25%	7/22/2020	8,891	8,946	8,952
P2 Energy Solutions, Inc.	(3)	Software & Services	L + 800		1.00%	4/30/2021	3,793	3,648	3,649
	(3)		L + 800		1.00%	4/30/2021	74,312	72,945	71,494
Petrochoice Holdings, Inc.	(f)(h)(3)	Capital Goods	L + 875		1.00%	8/21/2023	65,000	63,362	64,549
Plaskolite, LLC	(f)(2)	Materials	L + 900		1.00%	11/3/2023	33,543	32,653	33,877
Polyconcept North America, Inc.	(f)(2)	Consumer Durables & Apparel	L + 1000		1.00%	12/31/2023	29,376	28,721	28,649
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725		1.00%	10/21/2024	6,703	6,639	6,870
Sequa Corp.	(3)	Materials	L + 900		1.00%	4/28/2022	20,976	20,791	21,448
SquareTwo Financial Corp.	(f)(i)(j)(4)	Diversified Financials	L + 1000 PIK (L + 1000 Max PIK	)	1.00%	5/24/2019	7,338	7,111	1,249
Sungard Public Sector LLC	(f)(h)(3)	Software & Services	L + 850		1.00%	1/30/2025	24,346	24,111	24,354

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Valeo Foods Group Ltd. (IRL)	(f)(g)(l)(3)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,807	37,934
Vencore, Inc.	(3)	Capital Goods	L + 875	1.00%	5/23/2020	87,673	86,853	88,495
Vertafore, Inc.	(f)(3)	Software & Services	L + 900	1.00%	6/30/2024	81,500	79,307	82,036
Vestcom International, Inc.	(f)(2)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,194	58,356
WireCo WorldGroup, Inc.	(3)	Capital Goods	L + 900	1.00%	9/30/2024	11,226	11,155	11,338
Total Second Lien Senior Secured Loans							$1,207,697	$1,179,599

Other Senior Secured Debt—4.3%
Angelica Corp.	(f)(i)	Health Care Equipment & Services	10.00% PIK (10.00% Max PIK)		12/30/2022	$34,205	$33,521	$33,521
Artesyn Technologies, Inc.	(m)	Technology Hardware & Equipment	9.75%		10/15/2020	19,443	18,894	18,763
Direct ChassisLink, Inc.	(m)	Transportation	10.00%		6/15/2023	17,810	19,229	19,769
DJO Finance, LLC	(m)	Health Care Equipment & Services	8.13%		6/15/2021	9,950	9,162	9,254
Maxim Crane, LP	(m)	Capital Goods	10.13%		8/1/2024	4,496	4,541	4,934
NESCO, LLC	(m)	Capital Goods	6.88%		2/15/2021	10,363	6,841	8,394
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516	27,956	23,639
Total Other Senior Secured Debt							$120,144	$118,274

Total Senior Debt							$3,010,103	$2,942,411

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Subordinated Debt—18.3%
Alion Science & Technology Corp.	(f)(h)(m)	Capital Goods	11.00%			8/19/2022	$68,603	$67,764	$68,971
Cemex Materials, LLC	(m)	Materials	7.70%			7/21/2025	58,454	61,828	64,592
Exemplis Corp.	(f)(i)(3)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)			3/23/2020	17,211	17,211	17,340
Hilding Anders (SWE)	(f)(g)(i)(l)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)			6/30/2021	€87,825	100,146	73,933
	(f)(g)(i))(j)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)			12/31/2022	2,733	507	761
	(f)(g)(i)(j)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)			12/31/2023	22,230	939	1
	(f)(g)(i)(j)(l)(n)(EUR)		18.00% PIK (18.00% Max PIK)			12/31/2024	35,185	12,851	9,792
Home Partners of America	(f)(k)(2)	Real Estate	L + 700		1.00%	6/8/2023	$75,000	73,640	75,750
Intelsat Jackson Holdings SA (LUX)	(g)(l)(m)	Media	9.80%			7/15/2025	1,241	1,241	1,240
Kenan Advantage Group, Inc.	(m)	Transportation	7.88%			7/31/2023	2,308	2,209	2,423
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%			2/12/2022	11,555	11,372	11,786
	(f)(i)		12.00 (12.00	% PIK % Max PIK)		8/12/2025	10,608	10,454	10,820

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
PQ Corp.	(f)(m)(3)	Materials	L + 1075	1.00%	5/1/2022	$133,488	$131,147	$141,514
Vertiv Group Corp.	(m)	Technology Hardware & Equipment	9.30%		10/15/2024	22,713	22,941	24,530
Total Subordinated Debt							$514,250	$503,453

Asset Based Finance—14.2%
Central Park Leasing SARL (LUX), Partnership Interest	(f)(g)(l)	Capital Goods				N/A	$63,994	$68,954
Comet Aircraft SARL (LUX), Common Shares	(f)(g)(l)(n)	Capital Goods				49,618	49,618	40,191
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	83,861	83,861
Guardian Investors, LLC, Membership Interest	(f)(g)(n)	Diversified Financials				N/A	8,036	2,924
Innovating Partners, LLC, Membership Interest	(f)(g)(n)	Diversified Financials				N/A	10,464	3,356
LSF IX Java Investments, Ltd (IRL)	(f)(g)(l)(8)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406	52,910	62,369
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(g)(k)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(g)(i)(k)(l)(o)		9.00%			58,920	57,963	18,262
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	49,634	55,834
Toorak Capital Partners, LLC, Membership Interest	(f)(g)(n)*	Diversified Financials				N/A	24,832	26,567

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Trade Finance Funding I, Ltd. (CYM), 2013-1A Class B	(f)(g)(l)(m)*	Diversified Financials	10.75%		11/13/2018	$27,890	$27,890	$27,890
Total Asset Based Finance							$432,271	$390,208

Strategic Credit Opportunities Partners, LLC—3.6%
Strategic Credit Opportunities Partners, LLC, Units	(f)(g)(n)	Diversified Financials				92,400	$92,400	$98,101
Strategic Credit Opportunities Partners, LLC							$92,400	$98,101
Equity/Other—7.5%
Algeco/Scotsman Holdings SARL (LUX), Common Stock	(f)(g)(l)*	Consumer Durables & Apparel				301	$2,996	$2,996
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	7,350	6,517
AltEn, LLC, Membership Units	(f)(k)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(l)*(EUR)	Automobiles & Components			12/31/2017	9,991	4,636	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(l)*(EUR)				12/31/2018	9,991	4,785	—
Angelica Corp., Limited Partnership Interest	(f)*	Health Care Equipment & Services				877,044	50,868	10,749
Belk, Inc., Units	(f)	Retailing				1,642	7,846	3,811
Cengage Learning Holdings II, LP, Common Stock	(f)	Media				227,802	7,529	4,156

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Dixon Hospitality Group Pty Ltd. (AUS), Equity Earn-Out	(f)(g)(l)*(AUD)	Consumer Services				N/A	$1,598	$1,608
Education Management Corp., Common Stock	(f)*	Consumer Services				3,779,591	1,046	—
Education Management Corp., Warrants	(f)*				1/5/2022	2,320,791	371	—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment				N/A	5,636	7,007
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories, Inc., Class A1-A5 shares	(f)*					3,463,150	120	663
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					41,339	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*					1,050,465	—	—
Hilding Anders (SWE), Arle PIK Interest	(f)(g)(i)(j)(l)*(EUR)	Consumer Durables & Apparel				N/A	—	—
Hilding Anders (SWE), Class A Common Stock	(f)(g)(l)(n)*(SEK)					4,503,411	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(g)(l)(n)*(SEK)					574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(g)(l)(n)*(SEK)					213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(g)(l)(n)*(SEK)				12/31/2020	236,160,807	14,988	3,568

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Home Partners of America, Common Stock	(f)(k)*	Real Estate				$100,044	$101,876	$123,838
Home Partners of America, Warrants	(f)(k)*				8/7/2024	2,674	292	788
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	872	2,180
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(f)(g)(l)*(AUD)	Consumer Services				N/A	2,091	2,103
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(g)(n)*	Diversified Financials				N/A	12,500	9,170
Louisiana-Pacific Corp , Lien Reserve Claim	(f)*	Materials				380	—	380
NBG Home, Common Stock	(f)*	Consumer Durables & Apparel				1,903	2,565	2,581
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	6,541	—
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy				N/A	2,354	—
Petroplex Acidizing Inc, Warrants	(f)*	Energy			12/29/2026	8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	2,628
PQ Corp., Class B Common Stock	(f)*	Materials				18,059	3,337	3,701
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(l)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(l)*(GBP)					6,113,719	9,064	8,488

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
SquareTwo Financial Corp., Series A Preferred Stock	(f)(i)(j)	Diversified Financials	12.50%			16,044	5,457	—
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	1,423
Towergate (GBR), Ordinary Shares	(f)(g)(l)*(GBP)	Insurance				116,814	173	162
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	6,943
Total Equity/Other							$270,701	$205,460

Total Investments, excluding Short Term Investments — 150.6%							$4,319,725	$4,139,633

Short Term Investments—0.1%
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	(q)		0.71%			1,445,148	$1,445	$1,445
Total Short Term Investments							$1,445	$1,445

TOTAL INVESTMENTS — 150.7%(r)							$4,321,170	$4,141,078

LIABILITIES IN EXCESS OF OTHER ASSETS—(50.6%)								(1,391,180)

NET ASSETS—100.0%								$2,749,898

Derivative Instruments (Note 4)—(0.4%)
Cross Currency Swaps							$—	(8,310)
Foreign currency forward contracts							$—	(8,477)
Interest rate swaps							$—	7,176
Total Derivative Instruments							$—	$(9,611)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Represents maturity of debt securities and expiration of applicable equity investments.

(d)	Denominated in U.S. dollars unless otherwise noted.

(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors. (see Note 2).

(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.9% of the Company’s total assets represented qualifying assets as of June 30, 2017.

(h)	Security or portion thereof was held within CCT New York Funding LLC (formerly, CCT SE I LLC) and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of June 30, 2017.

(i)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(j)	Investment was on non-accrual status as of June 30, 2017.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

(k)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2017 represented 8.1% of the Company’s net assets. Fair value as of June 30, 2017 along with transactions during the six months ended June 30, 2017 in these affiliated investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2017				Six Months Ended June 30, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	8,733	—	—	(3,296)	5,437	—	—	—	—
Home Partners of America, Inc.
Surbordinated Debt	—	73,640	—	2,110	75,750	—	3,122	—	—
Common Stock	113,013	2,150	—	8,675	123,838	—	—	—	—
Warrants	607	—	—	181	788	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	20,502	6,138	—	(8,378)	18,262	—	—	—	—

Totals	$142,855	$81,928	$—	$(708)	$224,075	$—	$3,122	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	Includes payment-in-kind interest income.

(l)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(m)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

(n)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at June 30, 2017 represented 9.8% of the Company’s net assets. Fair value as of June 30, 2017 along with transactions during the six months ended June 30, 2017 in these controlled investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2017				Six Months Ended June 30, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$49,157	$—	$—	$(8,966)	$40,191	$—	$—	$—	$4,796
Guardian Investors, LLC	3,704	—	(824)	44	2,924	—	—	—	—
Hilding Anders
Subordinated Debt	84,693	—	(29,862)	29,656	84,487	(7,413)	5,403	—	—
Class A Common Stock	—	—	—	—	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	2,253	—	—	1,315	3,568	—	—	—	—
Innovating Partners, LLC	4,372	—	(899)	(117)	3,356	—	—	—	—
KKR BPT Holdings
Aggregator, LLC	9,835	500	(1,200)	35	9,170	—	—	—	—
Strategic Credit
Opportunities Partners, LLC	98,998	—	—	(897)	98,101	—	—	—	5,797
Toorak Capital Partners, LLC	6,984	17,848	—	1,735	26,567	—	—	—	—

Totals	$259,996	$18,348	$(32,785)	$22,805	$268,364	$(7,413)	$5,403	$—	$10,593

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(o)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.
(p)	Expiration date contingent on certain events pursuant to underlying agreements.
(q)	7-day effective yield as of June 30, 2017.
(r)	As of June 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $132,071; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $312,163; the net unrealized depreciation was $180,092; the aggregate cost of securities for federal income tax purposes was $4,321,170.
*	Non-income producing security.
(1)	Not used.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2017 was 1.22%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(3)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2017 was 1.30%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(4)	The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at June 30, 2017 was 1.74%. The current base rate for each investment may be different from the reference rate on June 30, 2017.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(in thousands, except share amounts)

(5)	The interest rate on these investments is subject to the base rate of 3-month EURIBOR, which at June 30, 2017 was (0.33%). The current base rate for each investment may be different from the reference rate on June 30, 2017.
(6)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at June 30, 2017 was 1.25%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(7)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2017 was 1.45%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(8)	The interest rate on these investments is subject to the base rate of 1-month EURIBOR, which at June 30, 2017 was (0.37%). The current base rate for each investment may be different from the reference rate on June 30, 2017.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.769 as of June 30, 2017.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.302 as of June 30, 2017.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.142 as of June 30, 2017.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.119 as of June 30, 2017.

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
First Lien Senior Secured Loans—56.1%
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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)		No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Jacuzzi Brands, Inc. (LUX)	(f)(i)(2)	Capital Goods	L + 650	1.25%	7/3/2019		$20,118	$19,916	$19,840
JHT Holdings, Inc.	(f)(h)(2)	Capital Goods	L + 850	1.00%	5/4/2022		36,025	35,366	36,613
KeyPoint Government Solutions, Inc.	(f)(2)	Capital Goods	L + 650	1.25%	11/13/2017		27,902	27,774	27,902
Keystone Australia Holdings, Pty. Ltd. (AUS)	(f)(g)(i)(k)(m)(AUD)	Consumer Services	15.00%		8/7/2019	A	$31,021	27,501	11,813
Koosharem, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$19,006	18,882	17,224
Marshall Retail Group, LLC	(f)(2)	Retailing	L + 600	1.00%	8/25/2020		16,468	16,354	14,825
MCS AMS Sub-Holdings, LLC	(h)(2)	Commercial & Professional Services	L + 650	1.00%	10/15/2019		24,994	24,557	23,369
NEP Group, Inc.	(2)	Media	L + 325	1.00%	1/22/2020		497	490	501
New Enterprise Stone & Lime Co., Inc.	(f)(h)(2)	Capital Goods	L + 850	1.00%	3/19/2021		102,461	101,519	104,833
	(f)(h)(2)		L + 850	1.00%	3/19/2021		51,745	51,269	52,943
Nine West Holdings, Inc.	(2)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019		13,281	13,110	8,325
NMI Holdings, Inc.	(f)(g)(2)	Insurance	L + 750	1.00%	11/15/2018		37,431	37,071	37,398
P & L Development, LLC	(f)(h)(j)(3)	Pharmaceuticals, Biotechnology & Life Sciences	L + 750, 1.00% PIK (1.00% Max PIK)	1.00%	5/1/2020		56,312	55,918	56,892
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 800	1.00%	5/31/2019		58,062	57,359	58,933

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Smile Brands Group, Inc.	(f)(2)	Health Care Equipment & Services	L + 625	1.00%	8/15/2018	$12,469	$12,320	$12,709
SouthernCarlson	(f)(2)	Capital Goods	L + 700	1.00%	6/30/2022	38,349	37,764	38,402
Tibco Software, Inc.	(3)	Software & Services	L + 550	1.00%	12/4/2020	1,923	1,881	1,935
Traverse Midstream Partners, LLC	(f)(2)	Energy	L + 1000	1.00%	11/10/2020	2,348	2,310	2,312
	(f)(2)		L + 1000	1.00%	11/10/2020	15,263	15,012	15,027
	(f)(2)		L + 1000	1.00%	11/10/2020	7,044	6,928	6,936
	(f)(2)		L + 1000	1.00%	11/10/2020	11,741	11,545	11,559
TTM Technologies, Inc.	(g)(2)	Technology Hardware & Equipment	L + 425	1.00%	5/31/2021	8,827	8,585	8,960
Waste Pro USA, Inc.	(f)(h)(2)	Transportation	L + 750	1.00%	10/15/2020	35,948	35,948	36,127
Willbros Group, Inc.	(f)(h)(2)	Energy	L + 975	1.25%	12/15/2019	25,599	25,599	25,078
Z Gallerie, Inc.	(f)(2)	Retailing	L + 650	1.00%	10/8/2020	31,948	31,693	31,867
Total First Lien Senior Secured Loans							$1,641,759	$1,547,100

Second Lien Senior Secured Loans—38.9%
Abaco Systems, Inc.	(f)(h)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,243	$63,400
Angelica Corporation	(f)(k)(4)	Health Care Equipment & Services	L + 875	1.25%	8/20/2019	52,169	50,869	9,201
Applied Systems, Inc.	(2)	Software & Services	L + 650	1.00%	1/24/2022	21,242	21,293	21,513

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Belk, Inc.	(f)(h)(2)	Retailing	10.50%		6/12/2023	$99,615	$97,813	$94,154
Bon-Ton Department Stores, Inc.	(f)(g)(2)	Retailing	L + 950	1.00%	3/18/2021	13,529	13,272	13,036
CPI International, Inc.	(f)(3)	Capital Goods	L + 700	1.00%	9/16/2017	28,000	27,741	28,000
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	22,994	21,129
Culligan International Co	(f)(2)	Household & Personal Products	L + 850	1.00%	11/15/2024	37,500	36,753	36,750
EagleView Technology Corp.	(2)	Software & Services	L + 825	1.00%	7/14/2023	33,000	32,565	32,949
Excelitas Technologies Corp.	(f)(j)(2)	Technology Hardware & Equipment	L + 975, 3.00% PIK (3.00% Max PIK)	1.00%	4/29/2021	114,273	114,273	109,883
Genoa (QoL)	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,668	10,828
Greenway Medical Technologies	(2)	Health Care Equipment & Services	L + 825	1.00%	11/4/2021	4,066	4,024	3,964
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	40,346	39,268	40,459
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	22,595	22,456	21,804
MedAssets, Inc.	(f)(h)(3)	Health Care Equipment & Services	L + 975	1.00%	4/19/2023	63,000	61,232	62,856
NEP Group, Inc.	(2)	Media	L + 875	1.25%	7/22/2020	641	625	647
NewWave Communications, Inc.	(2)	Media	L + 800	1.00%	10/30/2020	13,712	13,684	13,352
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 800	1.00%	4/30/2021	3,538	3,513	3,241
	(2)		L + 800	1.00%	4/30/2021	74,312	72,776	68,088

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Petrochoice Holdings, Inc.	(f)(h)(2)	Capital Goods	L + 875	1.00%	8/21/2023	$65,000	$63,272	$64,541
Plaskolite, LLC	(f)(2)	Materials	L + 825	1.00%	11/3/2023	33,543	32,605	33,879
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	29,376	28,675	28,970
Press Ganey Holdings, Inc.	(3)	Health Care Equipment & Services	L + 800	1.00%	10/21/2024	6,703	6,636	6,837
SI Organization, Inc.	(2)	Capital Goods	L + 875	1.00%	5/23/2020	87,673	86,737	88,623
SquareTwo Financial Corp.	(f)(j)(2)	Diversified Financials	L + 1000 PIK (L + 1000 Max PIK)	1.00%	5/24/2019	11,026	11,026	5,977
	(f)(j)(2)		L + 950 PIK (L + 950 Max PIK)	1.00%	5/24/2019	2,852	2,807	2,852
Valeo Foods Group Ltd. (IRL)	(f)(g)(i)(3)(GBP)	Food, Beverage & Tobacco	L + 800	1.00%	5/8/2023	£29,125	43,749	36,074
Vertafore, Inc.	(f)(2)	Software & Services	L + 900	1.00%	6/30/2024	$81,500	79,179	82,722
Vestcom International, Inc.	(f)(2)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,135	57,130
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 950	1.00%	7/12/2024	11,226	11,152	11,324
Total Second Lien Senior Secured Loans							$1,131,035	$1,074,183

Other Senior Secured Debt—4.9%
Artesyn Technologies, Inc.	(o)(p)	Technology Hardware & Equipment	9.75%		10/15/2020	$16,059	$15,625	$14,694
Calumet Specialty Products Partners, LP	(g)(o)(p)	Energy	11.50%		1/15/2021	13,398	13,199	15,307

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Direct ChassisLink, Inc.	(o)(p)	Transportation	10.00%		6/15/2023	$5,726	$5,821	$5,912
Guitar Center, Inc.	(o)(p)	Retailing	6.50%		4/15/2019	19,256	19,003	17,475
iPayment, Inc.	(f)(o)(p)	Software & Services	9.50%		12/15/2019	4,611	4,611	4,217
Louisiana Public Facilities Authority	(f)(k)(2)	Energy	L + 1000	1.50%	1/1/2020	34,330	33,586	13,026
	(f)(k)(p)(2)		L + 1000		1/1/2020	10,650	10,650	4,041
Maxim Crane, LP	(o)(p)	Capital Goods	10.13%		8/1/2024	3,821	3,821	4,088
NESCO, LLC	(o)(p)	Capital Goods	6.88%		2/15/2021	12,885	8,624	10,566
OAG Holdings, LLC	(f)(j)(k)	Energy	8.00%, 2.00% PIK (2.00% Max PIK)		12/20/2020	21,260	18,694	1,546
PQ Corp.	(o)(p)	Materials	6.75%		11/15/2022	1,052	1,052	1,126
RedPrairie Corp.	(o)(p)	Software & Services	7.38%		10/15/2024	13,805	13,805	14,305
Rockport Group, LLC	(f)	Consumer Durables & Apparel	9.50%		7/31/2022	28,516	27,913	27,422
Towergate (GBR)	(g)(i)(o)(p)(GBP)	Insurance	8.75%		4/2/2020	£936	1,422	1,061
Total Other Senior Secured Debt							$177,826	$134,786

Total Senior Debt							$2,950,620	$2,756,069

Subordinated Debt—23.3%
Alion Science & Technology Corp.	(f)(h)(p)	Capital Goods	11.00%		8/19/2022	$68,603	$67,706	$65,471

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Block Communications, Inc.	(o)(p)	Media	7.25%		2/1/2020	$845	$849	$856
Builders FirstSource, Inc.	(g)(o)(p)	Capital Goods	10.75%		8/15/2023	1,431	1,431	1,642
Cemex Materials, LLC	(o)(p)	Materials	7.70%		7/21/2025	58,454	61,983	61,669
ClubCorp Club Operations, Inc.	(o)(p)	Consumer Services	8.25%		12/15/2023	693	661	735
Datatel, Inc.	(o)(p)	Software & Services	9.00%		9/30/2023	3,320	3,212	3,519
Exemplis Corp.	(f)(j)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	19,398	19,398	19,689
GCI, Inc.	(o)	Telecommunication Services	6.75%		6/1/2021	890	885	912
	(o)		6.88%		4/15/2025	13,693	13,620	13,898
GCP Applied Technologies, Inc.	(g)(o)(p)	Materials	9.50%		2/1/2023	911	911	1,045
Genesys Telecommunications Laboratories Inc.	(o)(p)	Software & Services	10.00%		11/30/2024	17,516	17,516	18,611
Hilding Anders (SWE)	(f)(g)(i)(j)(q)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€112,535	130,162	77,837
	(f)(g)(i)(j)(k)(q)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	2,733	507	505
	(f)(g)(i)(j)(k)(q)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	2
	(f)(g)(i)(j)(k)(q)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	34,358	12,697	6,349

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hillman Group, Inc.	(o)(p)	Consumer Durables & Apparel	6.38%		7/15/2022	$559	$540	$525
Home Partners of America	(f)(3)	Real Estate	L + 700	1.00%	6/8/2023	75,000	73,540	74,815
JC Penney Corp., Inc.	(g)(o)	Retailing	5.65%		6/1/2020	8,354	6,003	8,239
Jo-Ann Stores, Inc.	(o)(p)	Retailing	8.13%		3/15/2019	10,186	10,136	10,135
Kenan Advantage Group, Inc.	(o)(p)	Transportation	7.88%		7/31/2023	25,773	25,624	26,031
Lightower Fiber, LLC	(f)	Telecommunication Services	10.00%		2/12/2022	11,555	11,350	11,752
	(f)(j)		12.00% PIK (12.00% Max PIK)		8/12/2025	9,999	9,840	10,219
MultiPlan, Inc.	(o)(p)	Health Care Equipment & Services	7.13%		6/1/2024	2,336	2,336	2,459
Platform Specialty Products Corp.	(g)(o)(p)	Materials	10.38%		5/1/2021	2,747	2,747	3,042
PQ Corp.	(f)(p)(2)	Materials	L + 1075	1.00%	5/1/2022	133,488	130,981	138,564
Riverbed Technology, Inc.	(o)(p)	Technology Hardware & Equipment	8.88%		3/1/2023	10,662	10,763	11,302
Solera Holdings, Inc.	(o)(p)	Software & Services	10.50%		3/1/2024	20,864	20,141	23,472
Surgery Center Holdings, Inc.	(g)(o)(p)	Health Care Equipment & Services	8.88%		4/15/2021	5,972	6,021	6,360
TIBCO Software, Inc.	(o)(p)	Software & Services	11.38%		12/1/2021	22,443	21,963	22,443

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Vertiv Co.	(o)(p)	Technology Hardware & Equipment	9.25%		10/15/2024	$19,178	$19,178	$20,329
Total Subordinated Debt							$683,640	$642,427

Asset Based Finance—12.5%
Central Park Leasing SARL (LUX), Partnership Interest	(f)(g)(i)*	Capital Goods				N/A	$64,367	$64,509
Comet Aircraft SARL (LUX), Common Shares	(f)(g)(i)(q)	Capital Goods				549,451	49,618	49,157
GA Capital Specialty Lending Fund, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	65,145	65,145
Guardian Investors, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A	8,860	3,704
Innovating Partners, LLC, Membership Interest	(f)(g)(q)	Diversified Financials				N/A	11,363	4,372
LSF IX Java Investments, Ltd (IRL), Facility B	(f)(g)(i)(r)(6)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406	51,178	51,073
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(g)(i)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(g)(i)(j)(l)(t)		9.00%			52,782	51,825	20,502
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(g)	Diversified Financials				N/A	47,487	50,638
Trade Finance Funding I, Ltd. 2013 - 1A Class B (CYM)	(f)(g)(i)(p)	Diversified Financials	10.75%		11/13/2018	$28,221	28,221	28,221
Toorak Capital Partners, LLC, Membership Interest	(f)(g)(q)*	Diversified Financials				N/A	6,984	6,984
Total Asset Based Finance							$388,117	$344,305

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Strategic Credit Opportunities Partners, LLC—3.6%
Strategic Credit Opportunities Partners, LLC, Units	(f)(g)(q)*	Diversified Financials				$92,400	$92,400	$98,998
Total Strategic Credit Opportunities Partners, LLC							$92,400	$98,998

Equity/Other—6.6%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	$7,350	$6,685
AltEn, LLC, Membership Units	(f)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(f)(g)(i)*(EUR)	Automobiles & Components			12/31/2017	9,991	4,636	3,379
	(f)(g)(i)*(EUR)				12/31/2018	9,991	4,785	3,413
Belk, Inc., Units	(f)	Retailing				1,642	7,846	4,600
Cengage Learning Holdings II, LP, Common Stock	(f)	Media				227,802	7,529	4,985
Education Management Corp., Common Stock	(f)*	Consumer Services				3,779,591	1,047	—
Education Management Corp., Warrants	(f) *				1/5/2022	2,320,791	371	—
Excelitas Technologies Corp., Class A Membership Interest	(f)*	Technology Hardware & Equipment				N/A	5,636	5,421
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*	Software Services				1,050,465	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*					40,529	—	—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Genesys Telecommunications Laboratories, Inc., Class A1 – A5 Shares	(f)					3,463,150	$120	$686
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					41,339	—	—
Hilding Anders (SWE), Arle PIK Interest	(f)(g)(i)(q)*(EUR)	Consumer Durables & Apparel				N/A	—	—
Hilding Anders (SWE), Class A Common Stock	(f)(g)(i)(q)*(SEK)					4,503,408	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(g)(i)(q)*(SEK)					574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(g)(i)(q)*(SEK)					213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(g)(i)(q)*(SEK)				12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Common Stock	(f)(l)*	Real Estate				98,053	99,725	113,013
Home Partners of America, Inc., Warrants	(f)(l)*				8/7/2024	2,674	292	607
iPayment, Inc., Common Stock	(f)*	Software & Services				538,143	1,988	950
Jacuzzi Brands, Inc., Warrants	(f)*	Capital Goods			7/3/2019	49,888	—	1,400
Jones Apparel Group Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	872	3,025
Keystone Australia Holdings, Pty. Ltd. (AUS), Warrants	(f)(g)(i)(s)*(AUD)	Consumer Services				1,588,469	1,019	—
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(g)(q)*	Diversified Financials				N/A	13,200	9,835
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	6,541	—
OAG Holdings, LLC, Overriding Royalty Interest	(f)	Energy				N/A	2,354	—
Petroplex Acidizing, Inc., Warrants	(f)*	Energy			12/29/2026	8	—	—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Polyconcept North America Holdings, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	$2,938	$2,708
PQ Corp., Class B Common Stock	(f)*	Materials				18,059	3,337	3,077
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(i)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(i)*(GBP)					6,113,719	9,064	6,962
SquareTwo Financial Corp., Series A Preferred Stock	(f)(k)	Diversified Financials	12.50%			16,044	$5,457	$—
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	1,249
Towergate (GBR), Ordinary Shares	(f)(g)(i)*(GBP)	Insurance				116,814	173	133
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	9,107
Total Equity/Other							$212,140	$183,488

Total Investments, excluding Short Term Investments—145.9%							$4,326,917	$4,025,287

Short Term Investments—0.0%
Goldman Sachs Financial Square Funds - Prime Obligations Fund FST Preferred Shares	(u)		0.74%			5,522	$6	$6
Total Short Term Investments							$6	$6

TOTAL INVESTMENTS—145.9% (v)							$4,326,923	$4,025,293

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.8%)								(1,265,961)

NET ASSETS—100.0%								$2,759,332

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Collateral on Deposit with Custodian—3.4%
Bank of Nova Scotia - Certificate of Deposit					3/31/2017	$95,000	$95,000	$95,000
Total Collateral on Deposit with Custodian							$95,000	$95,000

Derivative Instruments (Note 4)—1.5%
Cross currency swaps	(f)						$—	26,497
Foreign currency forward contracts	(f)						—	3,504
Interest rate swaps	(f)						—	8,862
Total return swaps	(f)(g)						—	3,397
Total Derivative Instruments							$—	$42,260

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Represents maturity of debt securities and expiration of applicable equity investments.
(d)	Denominated in U.S. dollars unless otherwise noted.
(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.7% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(h)	Security or portion thereof was held within CCT New York Funding LLC (formerly, CCT SE I LLC) and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of December 31, 2016.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(i)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(j)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(k)	Investment was on non-accrual status as of December 31, 2016.

(l)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represented 8.3% of the Company’s net assets. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these affiliated investments were as follows (amounts in thousands):

		Year Ended December 31, 2016				Year Ended December 31, 2016
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	9,353	—	—	(620)	8,733	—	—	—	—
Hilding Anders (1)
Subordinated Debt	94,473	13,976	(149,132)	40,683	—	(4,827)	12,798	—	—
Class A Common Stock	—	—	(132)	132	—	—	—	—	—
Class B Common Stock	—	—	(25)	25	—	—	—	—	—
Equity Options	213	—	(14,988)	14,775	—	—	—	—	—
Home Partners of America, Inc.
Common Stock	76,608	26,518	—	9,887	113,013	—	—	—	—
Warrants	370	—	—	237	607	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	38,082	8,838	—	(26,418)	20,502	—	—	—	1,810

Totals	$219,099	$49,332	$(164,277)	$38,701	$142,855	$(4,827)	$12,798	$—	$1,810

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	Includes PIK interest income.
(1)	The Company acquired additional shares of the outstanding voting securities of this portfolio company on December 31, 2016, resulting in the investments being classified as controlled investments as of December 31, 2016.
(m)	The interest rate on this investment is comprised of a 7.00% cash payment plus an 8.00% redemption premium, to be paid upon redemption of the notes.
(n)	Position or portion thereof unsettled as of December 31, 2016.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(o)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the rehypothecation agreement by and between these parties. See Note 10 “Borrowings” for additional information.
(p)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.
(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2016 represented 6.3% of the Company’s net assets. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2016				Year Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$—	$—	$(2,969)	$49,157	$—	$—	$—	$4,001
Guardian Investors, LLC	11,821	—	(1,569)	(6,548)	3,704	—	—	—	894
Hilding Anders
Subordinated Debt	—	144,305	—	(59,612)	84,693	—	—	—	—
Arle PIK Interest	—	—	—	—	—	—	—	—	—
Class A Common Stock	—	132	—	(132)	—	—	—	—	—
Class B Common Stock	—	25	—	(25)	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	—	14,988	—	(12,735)	2,253	—	—	—	—
Innovating Partners, LLC	16,826	—	(2,509)	(9,945)	4,372	—	—	—	1,182
KKR BPT Holdings
Aggregator, LLC	7,125	3,700	—	(990)	9,835	—	—	—	—
Strategic Credit							—
Opportunities Partners, LLC	—	92,400	—	6,598	98,998	—	—	—	—
Toorak Capital Partners, LLC	—	6,984	—	—	6,984	—	—	—	—

Totals	$87,898	$262,534	$(4,078)	$(86,358)	$259,996	$—	$—	$—	$6,077

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(r)	Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.
(s)	Expiration date contingent on certain events pursuant to underlying agreements.
(t)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.
(u)	7-day effective yield as of December 31, 2016.
(v)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $90,073; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $388,565; the net unrealized depreciation was $298,492; the aggregate cost of securities for federal income tax purposes was $4,323,785.
*	Non-income producing security.

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

P = PRIME - U.S. Prime Rate

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

The Company is externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and together with CNL, the “Advisors”), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”) and approximately 181 million shares of common stock through its follow-on continuous public offering (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” In February 2016, the Company closed the Follow-On Offering to investors who purchased shares through the independent broker-dealer channel and in October 2016, the Company closed the Follow-On Offering to investors who purchased shares through the registered investment advisor channel.

On April 3, 2017, the Company’s board of directors (the “Board”) unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of the Company’s shares of common stock on a national securities exchange (the “Listing”). The Company has been cleared to file an application, and has applied, to list its shares of common stock on the New York Stock Exchange (“NYSE”) under the symbol “CCT.” Subject to market conditions, final Board approval and NYSE approval, the Company currently expects to seek the commencement of trading of its shares of common stock on the NYSE (the “Listing”) in the period following receipt of shareholder approval of the proposals to be considered at the Company’s annual meeting, as described in the Company’s definitive proxy statement filed on May 25, 2017. There can be no assurance that the Company will be able to complete the Listing in any certain timeframe or at all.

In connection with the potential Listing, the Board also approved a new investment advisory agreement (the “Proposed Advisory Agreement”) with KKR, which will become effective following the satisfaction of certain conditions, including the Listing and stockholder approval of the Proposed Advisory Agreement as described below. Concurrent with the Listing, KKR will acquire certain of CNL’s assets primarily used in its current role as investment advisor to the Company, and in connection with that transaction, KKR will become the sole investment advisor of the Company. KKR and CNL have agreed to recommend that the Board establish a special advisory committee comprised of individuals designated by KKR, including at least one CNL-affiliated representative, to provide the Board with the ability to consult with certain designated personnel affiliated with CNL from time to time.

As of June 30, 2017, the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (formerly CCT SE I LLC, “CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC, (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

In accordance with the guidance for the consolidation of variable interest entities (each, a “VIE”), the Company analyzes its variable interests, including its equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it will include the accounts of the VIE in its condensed consolidated financial statements.

The Company does not consolidate its equity interest in Strategic Credit Opportunities Partners, LLC, a joint venture with Conway Capital, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, (“SCJV”). For a further description of the Company’s investment in SCJV, see Note 3. “Investments”.

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

2.	Significant Accounting Policies (continued)

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the Board, based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

The Company and the Board conduct the fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments the market prices of which are not readily available, as described below:

•	Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm (external valuation), which provides a valuation range and/or KKR (internal valuation).

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Board then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

2.	Significant Accounting Policies (continued)

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

The Company relies primarily on information provided by managers of private investment funds in valuing the Company’s investments in such funds. The Advisors monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by the Board, in the absence of specific transaction activity in a particular private investment fund, the Board considers whether it is appropriate, in light of all relevant circumstances, to value the Company’s investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

Total Return Swaps: The Company valued its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS was based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income related to the TRS assets, (iii) TRS financing costs on the TRS settled notional amounts, and (iv) certain other expenses incurred under the TRS. The TRS assets were valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s Advisors reviewed, tested and compared (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisors from third-party pricing services. Additionally, the Company’s Advisors reviewed the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, see Note 4. “Derivative Instruments.”

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investment transactions are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

2.	Significant Accounting Policies (continued)

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

Derivative Instruments – The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps, interest rate swaps and until June 30, 2017, the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) was composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

2.	Significant Accounting Policies (continued)

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

Paid-In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding selling commissions and marketing support fees.

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

2.	Significant Accounting Policies (continued)

Distributions – Distributions are generally declared monthly by the Company’s board of directors and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date.

Federal Income Taxes – The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient amounts to maintain its RIC status and minimize income taxes on undistributed capital gains and investment company taxable income.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may pay a 4% nondeductible federal excise tax on under-distribution of capital gains and ordinary income.

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

Reclassifications – Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

As of June 30, 2017, the Company has revised its investment categories to reclassify investments that were previously categorized as Structured Products and Equity/Other to three new categories of Asset Based Finance, Strategic Credit Opportunities Partners (“SCOP”) and Equity/Other. This revision separates the equity investment in the Company’s joint venture, SCOP, from other equity investments and better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets. The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation. The following table provides additional details of the fair value of investments reclassified by category as of December 31, 2016 (in thousands):

2.	Significant Accounting Policies (continued)

Asset Category	As Filed December 31, 2016	Adjustments	Adjusted December 31, 2016
Asset Based Finance	$—	$344,305	$344,305
Strategic Credit Opportunities Partners, LLC	—	98,998	98,998
Structured Products	210,871	(210,871)	—
Equity/Other	415,920	(232,432)	183,488

Total	$626,791	$—	$626,791

The Company also separately presented investment advisor expenses in the condensed consolidated statements of operations. This expense was previously included with other operating expenses and has been reclassified for all periods presented.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued

ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company is currently evaluating the impact of ASU No. 2014-09, and cannot currently quantify the impact of ASU No. 2014-09.

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

3.	Investments (continued)

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

As of June 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following (in thousands):

	As of June 30, 2017
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior Debt
First Lien Senior Secured Loans	$1,682,262	$1,644,538	39.7%	59.8%
Second Lien Senior Secured Loans	1,207,697	1,179,599	28.5	42.9
Other Senior Secured Debt	120,144	118,274	2.9	4.3

Total Senior Debt	3,010,103	2,942,411	71.1	107.0
Subordinated Debt	514,250	503,453	12.2	18.3
Asset Based Finance	432,271	390,208	9.4	14.2
Strategic Credit Opportunities Partners, LLC	92,400	98,101	2.4	3.6
Equity/Other	270,701	205,460	4.9	7.5

Subtotal	4,319,725	4,139,633	100.0%	150.6%

Short Term Investments	1,445	1,445		0.1

Total Investments	$4,321,170	$4,141,078		150.7%

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior Debt
First Lien Senior Secured Loans	$1,641,759	$1,547,100	38.4%	56.1%
Second Lien Senior Secured Loans	1,131,035	1,074,183	26.7	38.9
Senior Secured Bonds	177,826	134,786	3.4	4.9

Total Senior Debt	2,950,620	2,756,069	68.5	99.9
Subordinated Debt	683,640	642,427	16.0	23.3
Asset Based Finance	388,117	344,305	8.5	12.5
Strategic Credit Opportunities Partners, LLC	92,400	98,998	2.5	3.6
Equity/Other	212,140	183,488	4.5	6.6

Subtotal	4,326,917	4,025,287	100.0%	145.9%

Short Term Investments	6	6		—

Total Investments	$4,326,923	$4,025,293		145.9%

As of June 30, 2017, debt investments on non-accrual status represented 1.6% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 5.5% and 1.6% of total investments on an amortized cost basis and fair value basis, respectively. The decrease in the percentage of investments on non-accrual status is due to investments that were restructured or sold during the period.

In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which the Company has invested a total of $155.93 million as of June 30, 2017, based on amortized cost, was placed into receivership. The Company’s investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of €141.34 million) and equity warrants with a cost of $9.42 million. On June 29, 2017, we and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. The Company’s portion of Facility A has a par amount of €82.06 million and the Company’s portion of Facility B has a par amount of €59.28 million. Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of June 30, 2017, the Company’s investments in Amtek have an aggregate fair value of $127.46 million.

3.	Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of June 30, 2017 and December 31, 2016 were as follows:

Industry Composition	June 30, 2017	December 31, 2016
Capital Goods	19.6%	21.2%
Diversified Financials	13.0	10.4
Materials	8.0	6.0
Retailing	7.7	7.9
Software & Services	7.2	8.7
Real Estate	5.6	5.4
Consumer Durables & Apparel	5.6	4.2
Automobiles & Components	5.4	5.9
Health Care Equipment & Services	5.1	4.9
Technology Hardware & Equipment	4.5	4.4
Transportation	4.4	4.0
Consumer Services	3.3	3.0
Food & Staples Retailing	2.1	1.3
Energy	2.1	4.0
Commercial & Professional Services	1.6	2.1
Food, Beverage & Tobacco	1.6	1.4
Insurance	1.3	1.1
Household & Personal Products	0.9	0.9
Telecommunication Services	0.5	0.9
Media	0.4	0.9
Pharmaceuticals, Biotechnology & Life Sciences	0.1	1.4

Total	100.0%	100.0%

	June 30, 2017	December 31, 2016
Geographic Dispersion (1)
United States	85.3%	83.7%
Singapore	3.1	3.5
Luxembourg	2.7	4.7
Ireland	2.4	2.2
Sweden	2.1	2.2
United Kingdom	1.6	1.5
Cayman Islands	0.7	0.7
Spain	0.6	0.5
Canada	0.5	—
British Virgin Islands	0.4	0.5
Australia	0.4	0.3
Remaining Countries	0.2	0.2

Total	100.0%	100.0%

Local Currency
U.S. Dollar	90.0%	88.7%
Euro	7.2	8.6
British Pound Sterling	2.3	2.3
Australian Dollar	0.4	0.3
Swedish Krona	0.1	0.1

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

3.	Investments (continued)

Strategic Credit Opportunities Partners, LLC

In May 2016, SCJV, a joint venture between the Company and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV.

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

On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding also pays a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. The BAML Credit Facility matures on August 15, 2018. As of June 30, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $130.00 million and $152.00 million, respectively.

As of June 30, 2017 and December 31, 2016, SCJV had total investments with a fair value of $239.53 million and $248.60 million, respectively. As of June 30, 2017 and December 31, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Total debt investments (1)	$239,042	$250,320
Weighted average current interest rate on debt investments (2)	6.85%	7.08%
Number of borrowers in SCJV	35	36
Largest loan to a single borrower (1)	$21,105	$21,214

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3.    Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of June 30, 2017 (in thousands)

Company (a)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loans—134.2%
ABILITY Network, Inc.	(2	)(d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,767	$8,678	$8,794
Acosta Holdco, Inc.	(1	)(d)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	990	996	999
	(1)			L + 325	1.00%	9/26/2021	4,002	3,773	3,606
Bay Club, Co.	(1	)(d)	Consumer Services	L + 650	1.00%	8/31/2022	8,932	9,005	9,022
Belk, Inc.	(2)		Retailing	L + 475	1.00%	12/12/2022	4,176	3,730	3,567
Brand Energy	(2	)(d)	Capital Goods	L + 425	1.00%	6/14/2024	4,001	3,967	4,002
Commercial Barge Line, Co.	(1	)(d)	Transportation	L + 875	1.00%	11/12/2020	7,224	6,903	6,297
David’s Bridal, Inc.	(2)		Retailing	L + 400	1.25%	10/11/2019	3,167	2,990	2,412
Grocery Outlet, Inc.	(2)		Food & Staples Retailing	L + 350	1.00%	10/21/2021	2,908	2,879	2,874
Harbor Freight Tools USA, Inc.	(1)		Retailing	L + 325	0.75%	8/18/2023	2,663	2,674	2,665
inVentiv Health, Inc.	(2	)(d)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,706	8,782	8,735
Koosharem, LLC	(2	)(d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,105	19,042	19,813
MedAssets, Inc.	(1)		Health Care Equipment & Services	L + 450	1.00%	10/20/2022	7,037	7,096	7,083
Netsmart Technologies, Inc.	(2)		Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,966	1,977	1,981
Raley’s	(1	)(d)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	4,271	4,250	4,303
RedPrairie Corp.	(1)		Software & Services	L + 350	1.00%	10/12/2023	11,232	11,181	11,321
Riverbed Technology, Inc.	(1	)(d)	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	6,479	6,533	6,395
Savers, Inc., Common Shares A	(2	)(d)	Retailing	L + 375	1.25%	7/9/2019	9,896	8,969	9,377
TIBCO Software, Inc.	(1)		Software & Services	L + 450	1.00%	12/4/2020	19,184	18,714	19,314
TruGreen, LP	(1	)(d)	Consumer Services	L + 550	1.00%	4/13/2023	9,900	10,050	9,999
Utility One Source LP	(2	)(d)	Capital Goods	L + 550	1.00%	4/7/2023	$7,803	$7,727	$7,950
Total First Lien Senior Secured Loans								$149,916	$150,509

Second Lien Senior Secured Loans—6.7%
Applied Systems, Inc.	(2	)(d)	Software & Services	L + 650	1.00%	1/24/2022	$7,427	$7,462	$7,518
Total Second Lien Senior Secured Loans								$7,462	$7,518
Other Senior Secured Debt—14.3%
Artesyn Technologies, Inc.	(c	)(d)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,707	$8,589
Guitar Center, Inc.	(c	)	Retailing	6.50%		4/15/2019	8,523	7,811	7,404
Total Other Senior Secured Debt								$15,518	$15,993

Total Senior Debt								$172,896	$174,020

Subordinated Debt—58.5%
Builders FirstSource, Inc.	(c	)	Capital Goods	10.75%		8/15/2023	$6,564	$7,408	$7,581
Cequel Communications Holdings, LLC	(c	)	Media	5.13%		12/15/2021	7,426	7,489	7,563
ClubCorp Club Operations, Inc.	(c	)	Consumer Services	8.25%		12/15/2023	2,773	2,893	3,023
GCI, Inc.	(d	)	Telecommunication Services	6.88%		4/15/2025	7,211	7,477	7,797
GCP Applied Technologies, Inc.	(c	)	Materials	9.50%		2/1/2023	4,796	5,413	5,443
Hillman Group, Inc.	(c	)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,070	2,148
Jo-Ann Stores, Inc.	(c	)	Retailing	8.13%		3/15/2019	829	818	829
Kenan Advantage Group, Inc.	(c	)(d)	Transportation	7.88%		7/31/2023	7,692	7,510	8,077

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,419	7,682
Platform Specialty Products Corp.	(c)	Materials	10.38%		5/1/2021	6,813	7,093	7,537
Solera Holdings, Inc.	(c)	Software & Services	10.50%		3/1/2024	6,818	7,440	7,832
Total Subordinated Debt							$63,030	$65,512

TOTAL INVESTMENTS — 213.7%							$235,926	$239,532

OTHER ASSETS IN EXCESS OF LIABILITIES—(113.7%)								(127,422)

NET ASSETS—100.0%								$112,110

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.
(d)	This investment is held by both the Company and SCJV as of June 30, 2017.
(1)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2017 was 1.22%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2017 was 1.30%. The current base rate for each investment may be different from the reference rate on June 30, 2017.

Abbreviations:

L – LIBOR - London Interbank Offered Rate, typically 3-Month

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
First Lien Senior Secured Loans—130.9%
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,812	$8,713	$8,856
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,977	9,056	9,056
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,198	3,718	3,635
CityCenter Holdings, LLC	(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,781	4,818
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	7,417	7,050	7,021
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	6,792	6,367	6,025
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,923	2,891	2,927
Gymboree Corp.	(e)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	2,344
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 300	0.75%	8/18/2023	2,677	2,688	2,719
inVentive Health, Inc.	(1)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,750	8,833	8,842
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,214	18,858	19,225
MedAssets, Inc.	(3)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,073	7,136	7,179
Neiman Marcus Group, LLC	(3)	Retailing	L + 325	1.00%	10/25/2020	4,876	4,532	4,253
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,976	1,988	1,987
RedPrairie Corp.	(3)	Software & Services	L + 350	1.00%	10/12/2023	11,288	11,233	11,431
Riverbed Technology, Inc.	(3)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	7,971	8,042	8,040
Savers, Inc., Common Shares A	(1)	Retailing	L + 375	1.25%	7/9/2019	9,948	8,835	9,258
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	$995	$1,002	$1,004
TIBCO Software, Inc.	(e)(3)	Software & Services	L + 550	1.00%	12/4/2020	19,232	18,698	19,347
TruGreen, LP	(3)	Consumer Services	L + 550	1.00%	4/13/2023	9,950	10,111	10,112
Total First Lien Senior Secured Loans							$147,908	$148,079

3.	Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
Second Lien Senior Secured Loans—11.2%
Applied Systems, Inc.	(e)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,499	$7,556
Misys, Ltd. (GBR)	(c)(e)	Software & Services	12.00%		6/12/2019	4,866	5,064	5,177
Total Second Lien Senior Secured Loans							$12,563	$12,733

Senior Secured Bonds—20.7%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,572	$8,143
Calumet Specialty Products Partners, LP	(d)(e)	Energy	11.50%		1/15/2021	6,579	7,433	7,517
Guitar Center, Inc.	(d)(e)	Retailing	6.50%		4/15/2019	8,523	7,626	7,735
Total Senior Secured Bonds							$22,631	$23,395

Total Senior Debt							$183,102	$184,207

Subordinated Debt—56.9%
Builders FirstSource, Inc.	(d)(e)	Capital Goods	10.75%		8/15/2023	$6,564	$7,460	$7,533
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,496	7,556
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,900	2,939
GCI, Inc.	(e)	Telecommunication Services	6.88%		4/15/2025	7,211	7,490	7,319
GCP Applied Technologies, Inc.	(d)(e)	Materials	9.50%		2/1/2023	4,796	5,458	5,503
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,057	2,104
Jo-Ann Stores, Inc.	(d)(e)	Retailing	8.13%		3/15/2019	829	815	825
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,507	7,769
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,465	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,123	7,545
Solera Holdings, Inc.	(d)(e)	Software & Services	10.50%		3/1/2024	6,818	7,474	7,670
Total Subordinated Debt							$63,245	$64,395

TOTAL INVESTMENTS — 219.7%							$246,347	$248,602

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.
(e)	This investment is held by both the Company and SCJV as of December 31, 2016.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(2)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2016 was 0.82%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

GBR - United Kingdom

L - LIBOR - London Interbank Offered Rate, typically 3-Month

3.    Investments (continued)

Below is selected balance sheet information for SCJV as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$239,532	$248,602
Cash and other assets	6,952	16,876

Total assets	$246,484	$265,478

Debt	$130,000	$152,000
Other liabilities	4,374	338

Total liabilities	$134,374	$152,338

Member’s equity	$112,110	$113,140

Below is selected statement of operations information for SCJV for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Selected Statement of Operation Information
Total Investment Income	$4,480	$9,241
Expenses
Interest expense	1,181	2,342
Custodian and accounting fees	52	105
Administrative services	15	29
Professional services	8	25
Director fees and expenses	2	4
Other	2	2

Total expenses	1,260	2,507

Net Investment income	3,220	6,734
Net realized and unrealized losses	101	(1,139)

Net increase in net assets resulting from operations	$3,321	$5,595

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of June 30, 2017 and December 2016 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	June 30, 2017	December 31, 2016
Cross currency swaps	Unrealized appreciation on derivative instruments	$1,890	$26,748
Cross currency swaps	Unrealized depreciation on derivative instruments	(10,200)	(251)
Foreign currency forward contracts	Unrealized appreciation on derivative instruments	—	3,504
Foreign currency forward contracts	Unrealized depreciation on derivative instruments	(8,477)	—
Interest rate swaps	Unrealized appreciation on derivative instruments	7,176	8,862
TRS	Unrealized appreciation on derivative instruments	—	3,397

Total		$(9,611)	$42,260

4.	Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2017 and 2016 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2017	2016	2017	2016
Cross currency swaps	Net realized gains on derivative instruments	$11,763	$461	$12,046	$4,605
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	(633)	(1,051)	(78)	1,083
Interest rate swaps	Net realized losses on derivative instruments	(262)	—	(749)	—
TRS	Net realized gains on derivative instruments	494	2,708	3,014	5,699

Total		$11,362	$2,118	$14,233	$11,387

		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2017	2016	2017	2016
Cross currency swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	$(30,771)	$17,700	$(34,807)	$3,997
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	(9,345)	1,134	(11,981)	(3,861)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	(2,738)	(4,510)	(1,686)	(19,053)
TRS	Net change in unrealized appreciation (depreciation) on derivative instruments	(4,753)	8,670	(3,397)	9,510

Total		$(47,607)	$22,994	$(51,871)	$(9,407)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands).

	As of June 30, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$9,066	$—	$—	$—	$9,066

Total	$9,066	$—	$—	$—	$9,066

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$18,677	$—	$—	$—	$18,677

Total	$18,677	$—	$—	$—	$18,677

4. Derivative Instruments (continued)

	As of December 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$3,397	$—	$—	$—	$3,397
J.P. Morgan Chase Bank	39,114	—	—	—	39,114

Total	$42,511	$—	$—	$—	$42,511

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$251	$—	$—	$—	$251

Total	$251	$—	$—	$—	$251

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

4.	Derivative Instruments (continued)

As of June 30, 2017 and December 31, 2016, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of June 30, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2017	Unrealized Depreciation
AUD	Jul 7, 2017	JP Morgan Chase Bank	A$	8,697 Sold	$6,481	$6,684	$(203)
AUD	Jul 31, 2017	JP Morgan Chase Bank	A$	13,161 Sold	10,109	10,112	(3)
EUR	Jul 7, 2017	JP Morgan Chase Bank	€	27,300 Sold	30,812	31,184	(372)
EUR	Jul 7, 2017	JP Morgan Chase Bank	€	97,980 Sold	104,799	111,919	(7,120)
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	5,641 Sold	6,357	6,721	(364)
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	22,300 Sold	26,298	26,571	(273)
GBP	Oct 11, 2017	JP Morgan Chase Bank	£	39,349 Sold	51,263	51,405	(142)

Total					$236,119	$244,596	$(8,477)

As of December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2016	Unrealized Appreciation
AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	$2,720	$2,637	$83
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	10,554	10,131	423
EUR	Jan 12, 2017	JP Morgan Chase Bank	€	8,800 Sold	9,871	9,269	602
EUR	Apr 7, 2017	JP Morgan Chase Bank	€	141,500 Sold	150,242	149,673	569
EUR	Jul 7, 2017	JP Morgan Chase Bank	€	27,300 Sold	30,812	29,009	1,803
EUR	Jan 14, 2020	JP Morgan Chase Bank	£	21,000 Sold	23,747	23,723	24

Total					$227,946	$224,442	$3,504

As of June 30, 2017 and December 31, 2016, the Company’s open cross currency swaps were as follows ($ in thousands).

As of June 30, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $125,547	0.026% on EUR notional amount of €112,296	12/31/2017	$(3,431)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $12,927	1.006% on GBP notional amount of £8,412	12/31/2017	1,890
JPMorgan Chase Bank, N.A	2.200% on USD notional amount of $69,132	0.000% on EUR notional amount of €65,250	12/31/2019	(5,082)
JPMorgan Chase Bank, N.A	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(1,687)

				$(8,310)

4.	Derivative Instruments (continued)

As of December 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(251)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	8,040
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,946
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,762

				$26,497

As of June 30, 2017 and December 31, 2016, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $479.82 million and $526.50 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of June 30, 2017 and December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of June 30, 2017				Hedges As of June 30, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	366,242	$418,467	$300,132	€	330,767	$362,945
British Pound Sterling	£	69,671	90,753	87,150	£	76,886	100,282
Australian Dollars	A$	16,694	12,835	12,643	A$	21,858	16,590

Total			$522,055	$399,925			$479,817

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016				Hedges As of December 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	425,326	$447,315	$339,838	€	355,146	$389,690
British Pound Sterling	£	70,607	87,136	86,770	£	76,886	114,190
Australian Dollars	A$	31,021	22,360	11,813	A$	30,887	22,616

Total			$556,811	$438,421			$526,496

Interest Rate Swaps:

Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by dealing only with well-known counterparties.

The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

4. Derivative Instruments (continued)

As of June 30, 2017 and December 31, 2016, the Company’s open interest rate swaps were as follows ($ in thousands).

As of June 30, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Depreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,367
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	1,231
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	4,578

					$7,176

As of December 31, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$1,687
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	1,443
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	5,732

					$8,862

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.2% and 0.4% of the Company’s net assets as of each of June 30, 2017 and December 31, 2016, respectively.

Below is a summary of the Company’s investments in equity options and warrants as of June 30, 2017 and December 31, 2016 (in thousands, except share amounts):

			As of June 30, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2017	9,991	$4,636	$—
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	4,785	—
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	3,568
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	788
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$25,072	$4,356

			As of December 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2017	9,991	$4,636	$3,379
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	4,785	3,413
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	607
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	—	1,400
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$26,091	$11,052

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

4. Derivative Instruments (continued)

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2017 and December 31, 2016 generally reflect the volume of derivative activity throughout the periods presented.

Total Return Swaps:

On June 30, 2017, Halifax Funding terminated the TRS with the Bank of Nova Scotia (“BNS” or the “Counterparty”) in conjunction with the Company’s ongoing transition towards directly originated private credit investments, as TRS arrangements were primarily limited to the financing of traded investments. The TRS arrangement with BNS consisted of a set of TRS agreements, pursuant to which Halifax Funding selected a portfolio of single-name corporate loans and/or bonds (each, a “TRS asset” and together, the “TRS assets”) with a maximum aggregate notional amount of $500 million. Under the terms of the TRS agreements, each TRS asset included in the TRS portfolio constituted a separate total return swap transaction, although all calculations, payments and transfers required to be made under the TRS agreements were calculated and treated on an aggregate basis, based upon all such transactions.

Halifax Funding received quarterly from BNS (i) all collected interest and fees generated by the TRS assets and (ii) realized gains from the sale or principal payments/paydowns of TRS assets, if any. Halifax Funding paid to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three-month LIBOR plus 1.40% per annum and (ii) realized losses, if any, related to the TRS assets. In addition, upon the termination of the TRS arrangement, Halifax Funding paid to BNS any net realized loss, on the liquidation of TRS assets.

Halifax Funding posted collateral in the form of certificates of deposit held by a custodian. Generally, the required collateral amount was at least 33.3% of the notional amount of each TRS asset at the time that such TRS asset is confirmed for acquisition by the Counterparty.

Upon the termination of the TRS, Halifax Funding recognized $5.50 million of net realized losses, including a make-whole fee of $6.40 million, an amount based on the spread that would have been earned by BNS over the life of the TRS agreements.

As of December 31, 2016, Halifax Funding had selected 47 underlying debt investment positions and had posted $95.0 million in collateral, which is recorded as collateral on deposit with custodian in the condensed consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS was based, to the total, or trade basis, notional amount as of December 31, 2016 (in thousands).

December 31, 2016
Settled notional amount	$225,919
Unsettled additions	37,737
Unsettled deletions	(4,967)

Total notional amount	$258,689

The following table summarizes the fair value components of the TRS portfolio (in thousands):

December 31, 2016
Interest and fee income	$4,215
Financing charge	(869)
Net realized gains	441
Net unrealized depreciation of TRS assets	(390)

TRS total fair value	$3,397

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and fee income	$7,493	$4,866	$11,526	$9,751
Financing charge (1)	(8,769)	(1,627)	(10,131)	(2,968)
Net realized gains (losses)	1,770	(531)	1,619	(1,084)

Net realized gains on derivative instruments related to the TRS	$494	$2,708	$3,014	$5,699

(1)	Financing charge for the three and six months ended June 30, 2017 includes a make-whole fee of $6.40 million.

4.    Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
First Lien Senior Secured Loans
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	06/15/2023	$6,795	$6,928	$133
ABILITY Network, Inc. (d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	11,370	11,402	32
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	08/19/2021	2,829	2,780	(49)
Applied Systems, Inc. (c) (d)	Software & Services	L + 300	1.00%	1/25/2021	648	646	(2)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,515	2,544	29
Bay Club Co. (c)	Consumer Services	L + 650	1.00%	8/31/2022	4,371	4,333	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,360	108
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,452	11,194	(258)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,569	4,512	(57)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,838	4,403	(435)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,678	(98)
Distribution International, Inc. (c) (d)	Retailing	L + 500	1.00%	12/15/2021	9,783	9,013	(770)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,735	8,303	(432)
Emerald Expositions Holding, Inc. (c)	Media	L + 375	1.00%	6/17/2020	4,291	4,290	(1)
Emerald Performance Materials, LLC (c)	Materials	L + 350	1.00%	7/30/2021	634	633	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,927	4,842	(85)
Gymboree Corp. (d)	Retailing	L + 350	1.50%	2/23/2018	918	534	(384)
Heartland Dental Care, LLC (c)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,034	1,027	(7)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,779	9,786	7
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	5,981	6,121	140
inVentiv Health, Inc. (c)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,541	5,493	(48)
iPayment, Inc. (d)	Software & Services	L + 525	1.50%	5/8/2017	13,563	13,170	(393)
Koosharem, LLC (c) (d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	1,802	1,800	(2)
MCS AMS Sub-Holdings, LLC (d)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,824	12,428	1,604
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,707	7,637	(1,070)
P2 Energy Solutions, Inc. (c)	Software & Services	L + 400	1.00%	10/30/2020	4,638	4,386	(252)
Plaskolite, LLC (c) (d)	Materials	L + 475	1.00%	11/3/2022	3,232	3,205	(27)
PQ Corp. (c)	Materials	L + 425	1.00%	11/4/2022	696	694	(2)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	4,853	4,902	49
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	6,704	6,598	(106)
Sequa Corp. (c) (d)	Capital Goods	L + 400	1.25%	6/19/2017	677	668	(9)
TIBCO Software, Inc. (d)	Software & Services	L + 550	1.00%	12/4/2020	10,700	10,946	246
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,871	6,631	(240)
TRUGREEN LIMITED PARTNERSHIP	Consumer Services	L + 550	1.00%	4/13/2023	4,894	5,023	129
Vertafore Inc (c)	Software & Services	L + 325	1.00%	6/30/2023	1,039	1,034	(5)
GYP Holdings III Corp.	Capital Goods	L + 375	1.00%	4/1/2021	8,268	8,382	114

Total First Lien Senior Secured Loans					202,506	200,326	(2,180)

Second Lien Senior Secured Loans
Applied Systems, Inc. (d)	Software & Services	L + 650	1.00%	1/24/2022	7,706	7,698	(8)
Emerald Performance Materials, LLC	Materials	L + 775	1.00%	8/1/2022	2,043	2,035	(8)
Grocery Outlet, Inc. (c) (d)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,996	(15)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	1,011	31
NEP Group, Inc. (d)	Media	L + 875	1.25%	7/22/2020	8,166	8,260	94
P2 Energy Solutions, Inc. (c) (d)	Software & Services	L + 800	1.00%	4/30/2021	3,038	3,038	—
Talbots, Inc. (c)	Retailing	L + 850	1.00%	3/19/2021	3,013	2,988	(25)

Total Second Lien Senior Secured Loans					29,957	30,026	69

Other Senior Secured Debt
Artesyn Technologies, Inc. (d)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,185	(455)
Direct ChassisLink, Inc. (d)	Transportation	10.00%		6/15/2023	12,084	12,447	363

Total Other Senior Secured Debt					15,724	15,632	(92)

Subordinated Debt
GCI, Inc. (d)	Telecommunication Services	6.75%		6/1/2021	1,002	1,027	25
Solera Holdings, Inc. (d)	Software & Services	10.50%		3/1/2024	9,500	11,288	1,788

Total Subordinated Debt					10,502	12,315	1,813

TOTAL					$258,689	$258,299	$(390)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2016.
(d)	This investment is held both by the Company and within the TRS as of December 31, 2016.

5.     Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$772,791	$2,169,620	$2,942,411
Subordinated Debt	—	92,785	410,668	503,453
Asset Based Finance	—	—	390,208	390,208
Strategic Credit Opportunities Partners, LLC	—	—	98,101	98,101
Equity/Other	—	6,943	198,517	205,460

Subtotal	—	872,519	3,267,114	4,139,633
Short term investments	1,445	—	—	1,445

Total investments	$1,445	$872,519	$3,267,114	$4,141,078

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$1,890	$—	$1,890
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	7,176	—	7,176
TRS	—	—	—	—
Liabilities
Cross currency swaps	—	(10,200)	—	(10,200)
Foreign currency forward contracts	—	(8,477)	—	(8,477)
Interest rate swaps	—	—	—	—
TRS	—	—	—	—

Total	$—	$(9,611)	$—	$(9,611)

	December 31, 2016
Description		Level 1	Level 2	Level 3	Total
Senior Debt	$	—	$589,472	$2,166,597	$2,756,069
Subordinated Debt		—	237,224	405,203	642,427
Asset Based Finance		—	—	344,305	344,305
Strategic Credit Opportunities Partners, LLC		—	—	98,998	98,998
Equity/Other		—	9,107	174,381	183,488

Subtotal		—	835,803	3,189,484	4,025,287
Short term investments		6	—	—	6

Total investments		$6	$835,803	$3,189,484	$4,025,293

Derivative Instruments		Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$	—	$26,748	$—	$26,748
Foreign currency forward contracts		—	3,504	—	3,504
Interest rate swaps		—	8,862	—	8,862
TRS		—	—	3,397	3,397
Liabilities
Cross currency swaps		—	(251)	—	(251)
Foreign currency forward contracts		—	—	—	—
Interest rate swaps		—	—	—	—
TRS		—	—	—	—

Total	$	—	$38,863	$3,397	$42,260

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and year ended December 31, 2016.

5.	Fair Value of Financial Instruments (continued)

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At June 30, 2017, the Company held 118 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.27 billion and 78.9% of the total investment portfolio. At December 31, 2016, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.19 billion and 79.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2017 and December 31, 2016 were as follows ($ in thousands):

As of June 30, 2017
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,988,816	Discounted	Discount Rate	5.87% – 15.26% (10.38%)	Decrease
		Cash Flow	EBITDA Multiple	5.04x – 15.19x (9.29x)	Increase
			Book Value Multiple	1.36x – 2.05x (1.64x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	5,437	Option Pricing Model/	EBITDA Multiple	3.68x (3.68x)	Increase
		Liquidation Analysis	Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.98% (0.98%)	Increase
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	9.14% (9.14%)	Increase

	149,681	Waterfall	EBITDA Multiple	5.50x – 16.98x (7.07x)	Increase

	1,249	Liquidation Analysis	Expected Recovery Given Liquidation	17.00% (17.00%)	Increase

	24,437	Discounted Cash Flow/Waterfall	Discount Rate	25.04% (25.04%)	Decrease
			EBITDA Multiple	6.47x (6.47x)	Increase

Subordinated Debt	326,181	Discounted Cash Flow	Discount Rate	8.96% – 13.60% (10.98%)	Decrease
			EBITDA Multiple	4.47x – 11.72x (10.09x)	Increase
			Book Value Multiple	1.13x (1.13x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	73,933	Waterfall	EBITDA Multiple	8.84x (8.84x)	Increase

	10,554	Option Pricing Model	EBITDA Multiple	8.84x (8.84x)	Increase
			Implied Volatility	27.50% (27.50%)	Increase
			Risk Free Rate	1.36% (1.36%)	Increase
			Term	2.50 years (2.50 years)	Increase
			Additional Discounts	5.00% (5.00%)	Decrease

Asset Based Finance	177,794	Discounted Cash Flow	Discounted Rate	5.12% – 15.01% (11.26%)	Decrease
	157,957	Net Asset Value	Net Asset Value	N/A	Increase
	26,567	Book Value	Book Value Multiple	1.26x (1.26x)	Increase
			Additional Discounts	10.00% (10.00%)	Decrease

	27,890	Waterfall	Expected Recovery	100.00% (100.00%)	Increase

Strategic Credit Opportunities Partners	98,101	Net Asset Value	Net Asset Value	N/A	Increase

Equity/Other	14,460	Waterfall	EBITDA Multiple	5.50x – 6.49x (6.43x)	Increase
	1,803	Discounted Cash Flow	Discount Rate	12.70% – 13.00% (13.00%)	Decrease

	57,628	Market Comparables	EBITDA Multiple	5.14x – 16.98x (10.18x)	Increase
			Revenue Multiple	0.13x – 3.15x (2.54x)	Increase
			Book Value Multiple	1.00x (1.00x)	Increase
			Additional Discounts	0.00% – 15.00% (10.43%)	Decrease

	124,626	Option Pricing Model	EBITDA Multiple	8.84x (8.84x)	Increase
			Implied Volatility	19.20% – 27.50% (19.20%)	Increase
			Risk Free Rate	1.28% – 1.36% (1.28%)	Increase
			Term	2.00 years – 2.50 years (2.00 years)	Increase
			Additional Discounts	5.00% – 10.00% (10.00%)	Decrease

	—	Option Pricing Model/ Liquidation	EBITDA Multiple	3.68x (3.68x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.98% (0.98%)	Increase
			Term	0.38 years (0.38 years)	Increase
			Additional Discounts	15.00% (15.00%)	Decrease
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

Total	$3,267,114

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,023	Discounted Cash Flow	Discount Rate	4.16% - 20.38% (10.71%)	Decrease
			EBITDA Multiple	4.22x - 16.24x (9.12x)	Increase
			Book Value Multiple	1.29x - 1.62x (1.45x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	134,483	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.47% (11.47%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase
	8,733	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.22x (4.22x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.54% (0.54%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.35% (13.35%)	Increase
	8,024	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.25x (7.25x)	Increase
			Implied Volatility	26.80% (26.80%)	Increase
			Risk Free Rate	0.97% (0.97%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.30 years (1.30 years)	Increase
			Quote	5.85% (5.85%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	1,546	Liquidation Analysis	Expected Recovery Given Liquidation	7.30% (7.30%)	Increase
	21,878	Waterfall	EBITDA Multiple	11.13x (11.13x)	Increase
	46,910	Waterfall	Expected Recovery Upon Sale of Issuer	16.80% - 100.00% (32.85%)	Increase
Subordinated Debt	320,510	Discounted Cash Flow	Discount Rate	9.57% - 13.43% (11.85%)	Decrease
			EBITDA Multiple	4.40x - 12.02x (9.04x)	Increase
			Book Value Multiple	1.10x (1.10x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	77,837	Waterfall	EBITDA Multiple	8.48x (8.48x)	Increase
	6,856	Option Pricing Model	EBITDA Multiple	8.48x (8.48x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.50% (1.50%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase
Asset Based Finance	136,527	Discounted Cash Flow	Discount Rate	9.39% - 14.51% (11.58%)	Decrease
	122,767	Net Asset Value	Net Asset Value	N/A	Increase
	85,011	Waterfall	Asset Appraisals	N/A	Increase
Strategic Credit Opportunities Partners	98,998	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	—	Waterfall	Asset Appraisals	N/A	Increase
	1,249	Discounted Cash Flow	Discount Rate	12.30% - 13.00% (13.00%)	Decrease
	52,721	Market Comparables	EBITDA Multiple	6.59x - 12.02x (9.94x)	Increase
			Revenue Multiple	0.27x - 2.56x (1.87x)	Increase
			Additional Discounts	0.00% - 15.00% (9.51%)	Decrease
			Book Value Multiple	0.95x (0.95x)	Increase
	120,411	Option Pricing Model	EBITDA Multiple	4.22x - 8.48x (5.46x)	Increase
			Implied Volatility	20.20% - 42.50% (21.17%)	Increase
			Risk Free Rate	0.54% - 1.50% (1.10%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.38 years - 3.50 years (1.97 years)	Increase
			Additional Discounts	0.00% - 20.00% (10.00%)	Decrease
Total	$3,189,484

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2 “Significant Accounting Policies.” See Note 4 “Derivative Instruments” for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

5. Fair Value of Financial Instruments (continued)

(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three and six months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of March 31, 2017	$2,221,769	$413,583	$357,585	$98,266	$186,553	$4,753	$3,282,509
Additions (1)	234,099	481	31,805	—	60,619	—	327,004
Net realized gains (losses) (2)	(81,981)	(7,567)	—	—	(2,173)	494	(91,227)
Net change in unrealized appreciation (depreciation) (3)	113,517	28,948	6,385	(165)	(45,648)	(1,356)	101,681
Sales or repayments (4)	(319,102)	(24,950)	(6,451)	—	(834)	(3,891)	(355,228)
Net discount accretion	1,318	173	884	—	—	—	2,375
Transfers into Level 3	—	—	—	—	—	—	—

Fair value balance as of June 30, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (3)	$(11,004)	$17,876	$5,923	$(165)	$(48,085)	$—	$(35,455)

5. Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of December 31, 2016	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	444,072	1,076	65,804	—	62,768	—	573,720
Net realized gains (losses) (2)	(78,297)	(7,413)	—	—	(2,173)	3,014	(84,869)
Net change in unrealized appreciation (depreciation) (3)	118,542	36,555	1,748	(897)	(34,425)	—	121,523
Sales or repayments (4)	(484,194)	(25,104)	(23,380)	—	(2,034)	(6,411)	(541,123)
Net discount accretion	2,900	351	1,731	—	—	—	4,982
Transfers into Level 3	—	—	—	—	—	—	—

Fair value balance as of June 30, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (3)	$(4,045)	$25,483	$767	$(897)	$(37,168)	$—	$(15,860)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest or the exchange of one or more existing securities for one or more new securities.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

The following tables provide reconciliations for the three and six months ended June 30, 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2016
	Senior Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total Return Swaps	Total
Fair value balance as of March 31, 2016	$1,789,514	$200,053	$218,628	$133,058	$(12,722)	$2,328,531
Additions (1)	207,578	138,922	101,171	24,128	—	471,799
Net realized gains (losses) (2)	(8,562)	—	—	812	2,708	(5,042)
Net change in unrealized appreciation (depreciation) (3)	10,288	10,501	(12,489)	(9,879)	8,670	7,091
Sales or repayments (4)	(48,296)	(2,781)	(14,043)	(1,634)	(2,708)	(69,462)
Net discount accretion	1,306	330	—	—	—	1,636

Fair value balance as of June 30, 2016	$1,951,828	$347,025	$293,267	$146,485	$(4,052)	$2,734,553

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2016 (3)	$637	$8,841	$(12,489)	$(8,791)	$8,670	$(3,132)

5.	Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2016
	Senior Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total Return Swaps	Total
Fair value balance as of December 31, 2015	$1,814,254	$229,065	$223,972	$149,244	$(13,562)	$2,402,973
Additions (1)	280,312	139,688	113,267	29,861	—	563,128
Net realized gains (losses) (2)	(18,794)	(3,794)	—	4,970	5,699	(11,919)
Net change in unrealized appreciation (depreciation) (3)	3,849	11,712	(17,273)	(26,390)	9,510	(18,592)
Sales or repayments (4)	(161,056)	(30,311)	(26,699)	(11,200)	(5,699)	(234,965)
Net discount accretion	2,565	665	—	—	—	3,230
Transfers into Level 3	30,698	—	—	—	—	30,698

Fair value balance as of June 30, 2016	$1,951,828	347,025	$293,267	$146,485	$(4,052)	$2,734,553

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2016 (3)	$(17,835)	$6,686	$(17,064)	$(14,105)	$9,510	$(32,808)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the six months ended June 30, 2017. Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the six months ended June 30, 2016. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6.	Related Party Transactions

CNL, certain CNL affiliates, and KKR receive compensation or reimbursement for advisory services and other services in connection with the performance and supervision of administrative services and investment advisory activities.

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

CNL also earns a performance-based incentive fee comprised of a subordinated incentive fee on income and an incentive fee on capital gains. The subordinated incentive fee on pre-incentive fee net investment income (as defined in the Investment Advisory Agreement) is paid quarterly if earned, and is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average adjusted capital up to a limit of 0.4375% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital.

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

The incentive fee on capital gains is paid annually if earned, and is equal to (i) 20% of all realized gains on a cumulative basis from inception, net of (x) all realized losses on a cumulative basis, (y) unrealized depreciation at year end and (z) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (A) the interest and fees received on the TRS, and (B) the financing fees paid to the TRS Counterparty), less (ii) the aggregate amount of any previously paid incentive fee on capital gains.

The terms of the Investment Advisory Agreement entitled CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Company did not record any deferred offering expenses during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company recorded $0.67 million in deferred offering expenses related to the Follow-On Offering, or 0.6% of gross offering proceeds of the Follow-On Offering for the same period.

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

Related party fees, expenses and expenses incurred on behalf of the Company during the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$—	$—	$9,649
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	20,914	19,992	41,685	39,668
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income (1)	4,748	10,752	5,675	13,402
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement	—	240	—	672
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	1,713	190	2,609	409
CNL	Administrative Services Agreement: Administrative and compliance services	519	528	1,054	1,058

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the six months ended June 30, 2017 and 2016, $5.83 million and $3.40 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of June 30, 2017 and December 31, 2016, a subordinated incentive fee on income of $4.75 million and $4.91 million, respectively, was payable to the Advisors.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $2.01 million and $3.72 million during the three and six months ended June 30, 2017, respectively, and $1.83 million and $1.85 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, $5.63 million and $2.04 million, respectively, of capital structuring fees were receivable from the Advisors.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement contain certain indemnification provisions in favor of the Advisors, their directors, officers, associated persons, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contain certain indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons. As of June 30, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2017	2016	2017	2016
Capital structuring fees	$2,007	$1,828	$3,723	$1,853
Break-up fees	3,621	—	3,621	—
Amendment fees	17	340	906	980
Commitment fees	—	270	—	270
Other	—	140	—	140

Total	$5,645	$2,578	$8,250	$3,243

8.	Distributions

The Company’s board of directors declared distributions for 26 record dates in each of the six months ended June 30, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2017 and 2016 are presented in the tables below (in thousands, except per share amounts).

	Six Months Ended June 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.40	$124,327	100.0%	$0.40	$121,247	100.0%
From net investment income	0.34	105,457	84.8	0.34	103,572	85.4
From net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.06	18,870	15.2	0.06	17,675	14.6

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2017 and 2016 (in thousands).

Six Months Ended June 30,	2017	2016
Ordinary income component of tax basis undistributed earnings	$98,473	$69,853
Offering expenses	327	1,485
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(11,981)	(3,861)
Net change in unrealized appreciation on total return swaps	(3,397)	9,510

Total (1)	$83,422	$76,987

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2017, the tax-related sources of distributions of $83.42 million was greater than the distributions in excess of net investment income of $18.87 million. For the six months ended June 30, 2016, the tax-related sources of distributions of $76.99 million were greater than the distributions in excess of net investment income of $17.68 million. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the six months ended June 30, 2017 and 2016 ($ in thousands except share and per share amounts).

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering (1)	—	$—	12,588,477	$121,578
Commissions and marketing support fees	—	—	—	(9,649)

Net proceeds to company	—	—	12,588,477	111,929
Reinvestment of distributions	6,761,319	61,325	6,969,469	61,884

Net proceeds from offering	6,761,319	$61,325	19,557,946	$173,813

Average net proceeds per share	$9.07		$8.89

(1)	Following the close of the Offering in October 2016, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

In October 2016, the Company closed its Follow-On Offering to investors. As of June 30, 2017, the Company has sold or issued 331.09 million shares of common stock, including reinvestment of distributions, for total gross proceeds of $3.53 billion.

9.	Share Transactions (continued)

The Company conducts quarterly tender offers pursuant to its share repurchase program. The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s Board, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company limits repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. The Company’s Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

The following table is a summary of the share repurchases completed during the six months ended June 30, 2017 and 2016 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	7,612,326	3,707,686	$33,369	49%	$9.00
May 24, 2017	7,682,237	3,851,967	34,745	50%	$9.02

Total	15,294,563	7,559,653	$68,114	49%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92
May 31, 2016	6,807,080	1,682,526	14,486	25%	$8.61

Total	13,178,180	3,509,579	$30,783	27%

10.	Borrowings

The Company’s outstanding borrowings as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of June 30, 2017					As of December 31, 2016
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility (1)	$928,000	(2)	$629,000	$629,000		$928,000	(2)	$799,000	$799,000
BNP Credit Facility (1)	—		—	—		200,000		183,000	183,000
SMBC Credit Facility (1)	200,000		90,000	90,000		200,000		102,000	102,000
JPM Credit Facility (1)	300,000		240,000	240,000		300,000		135,000	135,000

Total credit facilities	1,428,000		959,000	959,000		1,628,000		1,219,000	1,219,000
2014 Senior Secured Term Loan	387,000		387,000	383,971	(3)	389,000		389,000	385,203	(3)
2022 Notes	140,000		140,000	137,208	(4)	—		—	—
CS Facility (5)	—		—	—		23,454		23,454	23,454

Total borrowings	$1,955,000		$1,486,000	$1,480,179		$2,040,454		$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Includes an accordion feature that allows the Company, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less the unaccreted original issue discount of $0.79 million and $0.99 million and deferring financing costs of $2.24 million and $2.81 million as of June 30, 2017 and December 31, 2016, respectively.
(4)	Comprised of outstanding principal less deferred financing costs of $2.79 million as of June 30, 2017.
(5)	Borrowings denominated in Euros.

10.	Borrowings (continued)

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2017 were 3.99% and 3.3 years, respectively, and as of December 31, 2016 were 3.22% and 3.4 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. On April 15, 2016, the Company amended and restated its Senior Secured Revolving Credit Facility (the “Amendment”) increasing loans to be made in U.S. dollars and other foreign currencies to an aggregate amount of $893 million, with an “accordion” feature that allows the Company, under circumstances, to increase the size of the facility to a maximum of $1.34 billion. On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding, and provides for a guaranty by certain other subsidiaries of the Company

The stated borrowing rate under the Amendment is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$5,517	$4,202	$10,880	$8,347
Unused commitment fees	250	340	464	478
Amortization of deferred financing costs	487	478	969	928

Total interest expense	$6,254	$5,020	$12,313	$9,753

Weighted average interest rate	3.37%	2.8%	3.25%	2.9%
Average borrowings	$664,989	$608,514	$681,597	$585,227

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

10.	Borrowings (continued)

Interest on the Tranche E Loans was charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans was charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also paid an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Stated interest expense	$1,335	$2,658
Unused commitment fees	149	298
Amortization of deferred financing costs	89	179

Total interest expense	$1,573	$3,135

Weighted average interest rate	2.6%	2.6%
Average borrowings	$210,000	$210,000

BNP Credit Facility

Paris Funding was party to a revolving credit facility with BNP Paribas Prime Brokerage, Inc. (“BNP”) which allowed Paris Funding to borrow up to $200 million (as amended, the “BNP Credit Facility”). The BNP Credit Facility was used primarily to finance traded credit investments. On February 28, 2017, Paris Funding notified BNP of its intent to terminate the BNP Credit Facility on August 27, 2017. On June 30, 2017, Paris Funding terminated the BNP Credit Facility and paid a fee of $0.15 million, which was the estimated present value of the remaining unused commitment fees that would have been due to BNP through the previously notified termination date of August 27, 2017. The Company terminated the BNP Credit Facility in connection with the Company’s ongoing transition to directly originated private credit investments.

Interest on the BNP Credit Facility was charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also paid an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$192	$735	$860	$1,381
Unused commitment fees	353	11	421	45
Amortization of deferred financing costs	—	—	—	—

Total interest expense	$545	$746	$1,281	$1,426

Weighted average interest rate	2.14%	1.6%	1.96%	1.6%
Average borrowings	$36,236	$188,385	$88,816	$177,615

(1)	Unused commitment fees for the three and six months ended June 30, 2017 include a $0.15 million fee paid upon the termination of the BNP Credit Facility on June 30, 2017.

Paris Funding pledged certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2016, Paris Funding had investments with a fair value of $294.70 million pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP had the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral did not exceed the value of the loan against which the collateral was pledged and any single borrowed security did not represent the entire position of such security held by Paris Funding. Paris Funding could designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there were eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding could recall any Rehypothecated Security at any time and BNP was required to, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP did not return the security, Paris Funding had the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities were marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of

10.	Borrowings (continued)

the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP could either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding continued to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding could receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the six months ended June 30, 2017 and 2016.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$778	$—	$1,494	$—
Unused commitment fees	83	136	168	136
Amortization of deferred financing costs	140	114	280	284

Total interest expense	$1,001	$250	$1,942	$420

Weighted average interest rate	2.98%	—%	2.89%	—%
Average borrowings	$105,775	$—	$104,978	$—

JPM Credit Facility

On November 29, 2016, CCT New York Funding entered into a revolving credit facility (the “JPM Credit Facility”) pursuant to a Loan and Security Agreement with the Company, as the portfolio manager, JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (the “Loan Agreement”). CCT New York Funding’s obligations to JPMorgan under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT New York Funding, including its portfolio of loans. The obligations of CCT New York Funding under the JPM Credit Facility are non-recourse to the Company.

The JPM Credit Facility provides for borrowings in an aggregate principal amount up to $300 million with an accordion feature which allows for the expansion of the borrowing limit up to $400 million, subject to consent from the lender and other customary conditions. Borrowings under the JPM Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the value of CCT New York Funding’s portfolio and various eligibility criteria must be satisfied with respect to the acquisition of each loan in CCT New York Funding’s portfolio. Any amounts borrowed under the JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 29, 2020.

10.	Borrowings (continued)

Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 3.00% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 1.00% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three and six months ended June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stated interest expense	$2,273	$3,782
Unused commitment fees	130	317
Amortization of deferred financing costs	109	217

Total interest expense	$2,512	$4,316

Weighted average interest rate	4.25%	4.17%
Average borrowings	$218,000	$184,624

2014 Senior Secured Term Loan

The Company is party to a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding.

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2017 and each of the next three years, in aggregate, as of June 30, 2017 were as follows (in thousands):

2017	$2,000
2018	4,000
2019	381,000

$387,000

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$4,353	$3,963	$8,491	$7,937
Accretion of original issue discount	101	98	200	196
Amortization of deferred financing costs	286	279	568	556

Total interest expense	$4,740	$4,340	$9,259	$8,689

Weighted average interest rate	4.70%	4.2%	4.57%	4.2%
Average borrowings	$387,989	$391,989	$388,486	$392,489

10.	Borrowings (continued)

2022 Notes

On June 28, 2017, the Company and The Bank of New York Mellon Trust Company, N.A. entered into an Indenture (the “Indenture”) relating to the Company’s issuance of $140,000,000 aggregate principal amount of 5.00% senior unsecured notes due 2022 (the “2022 Notes”). The 2022 Notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the Indenture. The 2022 Notes bear interest at a rate of 5.00% per year payable semi-annually on June 28th and December 28th of each year, commencing on December 28, 2017. The interest rate on the 2022 Notes is subject to adjustment in certain instances set forth in the Indenture (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services. The 2022 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The components of interest expense for the 2022 Notes for the three and six months ended June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stated interest expense	$58	$58
Amortization of deferred financing costs	4	4

Total interest expense	$62	$62

Weighted average interest rate	5.20%	5.20%
Average borrowings	$140,000	$140,000

In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2017 and December 31, 2016, the Company believes it was in compliance with the covenant requirements for all of its credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes.

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company, on a monthly basis, repurchased the Tranche B Loan from CS and subsequently resold the Tranche B Loan to CS. The final repurchase transaction occurred on June 30, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan was equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The Company recorded interest expense of $0.09 million and $0.18 million for the CS Facility for the three and six months ended June 30, 2017, respectively. The Company has no further obligations under the CS Facility.

11.	Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2017, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$5,029
BeyondTrust Software, Inc.	1,090
Dentix Health Corporation, S.L.U.	9,473
National Debt Relief LLC	11,289
Safety Technology Holdings, Inc.	337
Sandvine, Inc. (2)	2,822
Smile Brands, Inc.	3,589
SouthernCarlson	6,219

Total unfunded revolvers/delayed draw loan commitments	$39,848

Unfunded term loan commitments:
Culligan International Co.	$27,333
New Rite Aid Corp. (2)	28,500
Sandvine, Inc. (2)	26,342
Sears Canada Inc. (2)	26,083
Staples Canada Inc.	30,327
Wheels Up Partners LLC	59,691

Total unfunded term loan commitments	$198,276

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	12,159
KKR BPT Holdings Aggregator, LLC	7,500
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	25,399
Toorak Capital	5,168

Total unfunded equity commitments	$52,729

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	As of the date of this filing, the unfunded commitments have expired or have funded.

As of June 30, 2017, the Company also has an unfunded commitment to provide $345.10 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.

As of June 30, 2017, the Company’s unfunded debt commitments have a fair value of $(0.82) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2017, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2017 and December 31, 2016.

12.	Income Taxes

The Company is subject to federal, state, foreign income, and foreign withholding taxes. For the three-months ended June 30, 2017 and 2016, the company recorded a tax benefit of $7.38 million, and tax expense of $0.31 million, and had an effective tax rate of (24.9%) and 0.3%, respectively. For the six-months ended June 30, 2017 and 2016, the company recorded a tax benefit of $6.57 million, and tax expense of $0.65 million, and had an effective tax rate of (5.7%) and 0.8%, respectively.

12.	Income Taxes (continued)

As of June 30, 2017 and December 31, 2016, the Company had a net deferred tax asset of $7.12 million and a net deferred tax liability of $1.99 million, respectively. These deferred tax items are primarily comprised of basis differences in partnerships and liabilities, net operating losses, unrealized investment depreciation, and valuation allowances of $14.91 million and $1.17 million, respectively.

13.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$8.93

Net investment income (1)	0.34	0.34
Net realized and unrealized gain (loss) (1)(2)	0.05	(0.07)

Net increase resulting from investment operations	0.39	0.27

Distributions from net investment income (3)	(0.34)	(0.34)
Distributions in excess of net investment income (3)(4)	(0.06)	(0.06)

Net decrease resulting from distributions to common shareholders	(0.40)	(0.40)

Issuance of common stock above net asset value (5)	—	0.01

Net increase resulting from capital share transactions	—	0.01

Net asset value, end of period	$8.92	$8.81

OPERATING PERFORMANCE PER SHARE
Total investment return-net price (6)	2.8%	2.4%
Total investment return-net asset value (7)	4.4%	3.2%
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,749,898	$2,699,457
Average net assets (8)	$2,773,234	$2,633,209
Average borrowings (8)	$1,473,845	$1,365,331
Shares outstanding, end of period	308,243	306,479
Weighted average shares outstanding	308,869	301,423
Ratios to Average Net Assets: (8)
Total operating expenses	3.17%	3.18%
Net investment income	3.80%	3.93%
Portfolio turnover rate	19%	12%
Asset coverage ratio (9)	2.85	2.44

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

13.	Financial Highlights (continued)

(6)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(7)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(8)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4. “Derivative Instruments” of the condensed consolidated financial statements. Ratios are not annualized.

14.	Subsequent Events

On July 7, 2017, the Company’s board of directors declared a distribution of $0.05958 per share to shareholders of record as of July 28, 2017, payable on or around July 31, 2017. On July 26, 2017, the Company’s board of directors declared a distribution of $0.05958 per share to shareholders of record as of August 30, 2017, payable on or around August 31, 2017.

On July 17, 2017, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to repurchase up to 7,704,846 shares of common stock at a cash price of $8.89 per share. The tender offer will expire on August 21, 2017 at 5:00 pm central time.

In anticipation of the Listing and the concurrent liquidity it is expected to provide, on August 10, 2017, the Company’s Board voted to terminate the Company’s share repurchase program and which is scheduled to expire on August 21, 2017. Shareholders are hereby notified that the share repurchase program is hereby terminated, effective September 11, 2017, the date which is after 30 days from the date hereof. following the completion of the Company’s tender offer which commenced on July 17, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on June 9, 2010, we are externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and, together with CNL, the “Advisors”) which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provides the administrative services necessary for us to operate.

Potential Listing

On April 3, 2017, the Board determined that it is in the best interests of the Company and its shareholders to pursue a listing of its shares of common stock on a national securities exchange. The Company has been cleared to file an application, and has applied, to list its shares of common stock on the New York Stock Exchange (“NYSE”) under the symbol “CCT.” Subject to market conditions, final Board approval and NYSE approval, the Company currently expects to seek the commencement of trading of its shares of common stock on the NYSE (the “Listing”) in the period following receipt of shareholder approval of the proposals to be considered at the Company’s annual meeting, as described in the Company’s definitive proxy statement filed on May 25, 2017. There can be no assurance that the Company will be able to complete the Listing in any certain timeframe or at all.

In connection with the potential Listing, the Board also approved a new investment advisory agreement (the “Proposed Advisory Agreement”) between the Company and KKR, which will become effective following the satisfaction of certain conditions, including the Listing and stockholder approval of the Proposed Advisory Agreement as described below. Concurrent with the Listing, KKR will acquire certain of CNL’s assets primarily used in its current role as our investment advisor, and in connection with that transaction, KKR will become the sole investment advisor. KKR and CNL have agreed to recommend that the Board establish a special advisory committee comprised of individuals designated by KKR, including at least one CNL-affiliated representative, to provide the Board with the ability to consult with certain designated personnel affiliated with CNL from time to time.

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define directly originated transactions as any investment where our Advisors negotiate the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Investments”). Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transaction.    We refer to Directly Originated Investments and other originated transactions together as our “Originated Strategies.” We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.

Prior to June 30, 2017, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012 and until June 2017, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we received all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we paid quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets. We terminated the TRS on June 30, 2017, in connection with the Company’s ongoing transition towards directly originated private credit investments, as those arrangements were primarily limited to the financing of traded investments.

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

We primarily focus on the following investment types:

•	Senior Debt. We invest in senior debt, in which we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans or senior secured bonds. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Structured Products. We also invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price of formula.

•	Investments in Private Investment Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.

•	Derivatives. We may invest in various types of derivatives, including TRS, interest rate swaps and foreign currency forward contracts and options.

•	Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons.

We and Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, also co-invest through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2016, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of June 30, 2017, we had funded approximately $92.40 million of our commitment. Additionally, SCJV had $165 million of borrowing capacity through a revolving credit facility with Bank of America Merrill Lynch (“BAML Credit Facility”) with a stated maturity date of August 15, 2018. As of June 30, 2017, our investment in SCJV was approximately $98.10 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

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

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain payment-in-kind (“PIK”) interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generated interest income and fees, such amounts, net of the financing expenses, were recognized as realized gains pursuant to generally accepted accounting principles (“GAAP”) when payable to us quarterly and upon the termination of the TRS.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and 2016:

	June 30,	December 31,
As of (in thousands, except ratios and per share amounts)	2017	2016
Total assets	$4,387,621	$4,430,696
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,267,403	$4,408,491
Investments in portfolio companies	$4,139,633	$4,025,287
Borrowings	$1,486,000	$1,631,454
Deemed borrowings (TRS implied leverage classified as senior securities)	$—	$163,689
Net assets	$2,749,898	$2,759,332
Net asset value per share	$8.92	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	35%	41%

Activity for the Six Months Ended (in thousands, except per share amounts)	June 30,
	2017	2016
Average net assets	$2,773,234	$2,633,209
Average borrowings under credit facilities and term loan	$1,473,845	$1,365,467
Purchases of investments	$819,207	$721,083
Sales, principal payments and other exits	$762,906	$435,259
Net investment income	$105,457	$103,572
Net realized losses on investments, derivative instruments and foreign currency transactions	$(61,406)	$(8,848)
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	$77,631	$(11,072)
Net increase in net assets resulting from operations	$121,682	$83,652
Total distributions declared	$124,327	$121,247
Net investment income per share	$0.34	$0.34
Earnings per share	$0.39	$0.28
Distributions declared per share outstanding for the entire period	$0.40	$0.40

Summary of Common Stock Offerings for the Six Months Ended (in thousands, except share and per share amounts)	June 30,
	2017	2016
Gross proceeds, excluding reinvestment of distributions	$—	$121,578
Net proceeds to Company, excluding reinvestment of distributions	$—	$111,929
Reinvestment of distributions	$61,325	$61,884
Average net proceeds per share	$9.07	$8.89
Shares issued in connection with Offerings, excluding reinvestment of distributions	—	12,588,477
Shares issued in connection with reinvestment of distributions	6,761,319	6,969,469

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

We have also noted that current performing high yield bonds spreads are trading between 20% and 32% tighter than long term median spread levels for securities with a duration of between three and six years. We believe duration risk is largely being discounted by investors in favor of higher yields.

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

Portfolio and Investment Activity

Portfolio Investment Activity for the Three and Six Months ended June 30, 2017 and 2016

The following table summarizes our investment activity as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	June 30, 2017	December 31, 2016
	Investment Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$4,139,633	$4,025,287	$258,299
No. portfolio companies	128	129	43
No. debt investments	136	141	47
No. asset based finance investments	11	11	—
No. equity/other investments	40	37	—

	Investment Portfolio Activity Summary ($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchases of Investments:
First Lien Senior Secured Loans	$373,810	$95,982	$560,323	$151,590
Second Lien Senior Secured Loans	89,102	185,385	113,204	189,501
Other Senior Secured Debt	62,825	37,286	65,144	37,536
Subordinated Debt	3,723	151,359	9,517	204,784
Asset Based Finance	31,804	113,267	65,803	113,267
Equity/Other	3,065	6,575	5,216	24,405

Total	$564,329	$589,854	$819,207	$721,083

Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans	$285,719	$97,562	$419,785	$173,300
Second Lien Senior Secured Loans	20,658	102,284	55,761	164,843
Other Senior Secured Debt	28,354	14,598	75,212	18,216
Subordinated Debt	32,247	13,072	186,735	41,001
Asset Based Finance	6,451	14,042	23,380	26,699
Strategic Credit Opportunities Partners, LLC	—	—	—	—
Equity/Other	834	1,636	2,033	11,200

Total	$374,263	$243,194	$762,906	$435,259

Portfolio Company Additions	26	16	31	23
Portfolio Company Exits	(12)	(8)	(32)	(12)
Debt Investment Additions (1)	47	31	57	44
Debt Investment Exits (1)	(36)	(16)	(62)	(29)

(1)	Debt investment additions and exits includes any asset based lending investments with a stated interest rate.

	TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchases of Investments:
First Lien Senior Secured Loans	$28,075	$5,591	$40,411	$6,993
Second Lien Senior Secured Loans	3,913	—	4,661	—
Other Senior Secured Debt	1,542	15,000	1,542	15,000
Subordinated Debt	—	—	—	9,500

Total	$33,530	$20,591	$46,614	$31,493

Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans	$210,386	$5,564	$244,425	$12,648
Second Lien Senior Secured Loans	44,673	14,215	44,673	18,215
Other Senior Secured Debt	4,939	3,222	4,939	3,222
Subordinated Debt	12,422	—	12,458	—

Total	$272,420	$23,001	$306,495	$34,085

Portfolio Company Additions	—	2	2	3
Portfolio Company Exits	(41)	(3)	(45)	(6)
Debt Investment Additions (1)	—	4	9	5
Debt Investment Exits (1)	(46)	(6)	(56)	(9)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 17 debt investment positions and 24 portfolio companies in common as of December 31, 2016. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended June 30, 2017 and 2016 was $102.34 million and $52.19 million, respectively, for our Investment Portfolio, and ($1.17) million and $7.77 million, respectively, for our TRS Portfolio. The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2017 and 2016 was $121.54 million and $1.08 million, respectively, for our Investment Portfolio, and $0.39 million and $8.61 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies, including Directly Originated Transactions, as a main element of our investment strategy. Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total new fundings of Directly Originated Transactions, at par, plus future expected fundings related to such investments, totaled approximately $466.92 million and $345.44 million for the six months ended June 30, 2017 and 2016, respectively, representing 31.9% and 27.9% of approximately $1.47 billion and $1.24 billion in total originations by KKR in Directly Originated Transactions for each respective period.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the six months ended June 30, 2017 and 2016 and the status of originated investments held in the Investment Portfolio as of June 30, 2017 and December 31, 2016:

	June 30,
Directly Originated Transactions Activity for the Six Months Ended ($ in thousands)	2017	2016
Number of investments, by issuer	12	9
Total amount of investments, at cost (1)	$372,266	$396,421
Percentage of total investment activity	45.4%	55.0%
Fee income recognized in connection with directly originated transactions	$3,723	$1,853

Originated Strategies Activity for the Six Months Ended ($ in thousands)	2017	2016
Number of investments, by issuer	14	10
Total amount of investments, at cost (1)	$515,664	$534,333
Percentage of total investment activity	62.9%	65.2%

Directly Originated Transactions Summary as of ($ in thousands)	June 30, 2017	December 31, 2016
Total investments, at fair value	$2,838,296	$2,778,713
Percentage of total Investment Portfolio, at fair value	68.6%	69.0%
Weighted average annual yield of debt investments (2)(3)	10.0%	10.0%

Originated Strategies Investments Summary as of ($ in thousands)	June 30, 2017	December 31, 2016
Total investments, at fair value	$3,374,456	$3,259,249
Percentage of total Investment Portfolio, at fair value	81.5%	81.0%
Weighted average annual yield of debt investments (2)(3)	10.0%	9.8%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.8% and 4.4%, respectively, for the six months ended June 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of June 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	June 30, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,682,262	$1,644,538	$1,641,759	$1,547,100
Second Lien Senior Secured Loans	1,207,697	1,179,599	1,131,035	1,074,183
Other Senior Secured Debt	120,144	118,274	177,826	134,786

Total Senior Debt	3,010,103	2,942,411	2,950,620	2,756,069
Subordinated Debt	514,250	503,453	683,640	642,427
Asset Based Finance	432,271	390,208	388,117	344,305
Strategic Credit Opportunities Partners, LLC	92,400	98,101	92,400	98,998
Equity/Other	270,701	205,460	212,140	183,488

Total	$4,319,725	$4,139,633	$4,326,917	$4,025,287

	TRS Portfolio as of (in thousands)
	December 31, 2016
Asset Category	Notional Amount	Fair Value
Senior Debt
First Lien Senior Secured Loans	$202,506	$200,326
Second Lien Senior Secured Loans	29,957	30,026
Other Senior Secured Debt	15,724	15,632

Total Senior Debt	248,187	245,984
Subordinated Debt	10,502	12,315

Total	$258,689	$258,299

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost	Investment Portfolio at Amortized Cost	TRS Portfolio at Notional Amount
Senior Debt (1)(2)
First Lien Senior Secured Loans	8.4%	9.2%	7.9%
Second Lien Senior Secured Loans	10.6%	10.0%	9.8%
Other Senior Secured Debt	10.9%	10.5%	12.3%
Subordinated Debt (1)(2)	11.3%	10.5%	10.9%
Asset Based Finance (1)(2)	11.1%	10.6%	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.8% and 4.4%, respectively, for the six months ended June 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of June 30, 2017 and December 31, 2016 and the TRS Portfolio as of December 31, 2016:

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	June 30, 2017		December 31, 2016		December 31, 2016
Percent of debt portfolio	80.7%		77.8%		89.6%
Percent of floating rate debt investments with interest rate floors	92.4%		92.6%		100.0%
Weighted average interest rate floor	1.0%		1.0%		1.0%
Weighted average coupon spread to base rate	751	bps	806	bps	505	bps
Weighted average years to maturity	4.6		4.5		3.8

Fixed interest rate debt investments:
Percent of debt portfolio	19.3%		22.2%		10.4%
Weighted average coupon rate	9.7%		10.2%		10.1%
Weighted average years to maturity	5.0		5.4		6.2

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.30%, and 0.61% and 0.69% during the six months ended June 30, 2017 and 2016, respectively, and was 1.30% and 0.998% on June 30, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.7% as of June 30, 2017 and December 31, 2016. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company, realized and unrealized gains and losses or any sales load. Total investment return – net price and total investment return – net asset value were 2.8% and 4.4%, respectively, for the six months ended June 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio as of June 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2017		December 31, 2016		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$3,704	0.1%	$—	—%	$10,360	4.0%
BB-	103,917	2.5	41,193	1.0	17,764	6.9
B+	60,119	1.5	156,336	3.9	39,868	15.4
B	230,032	5.6	191,565	4.8	103,907	40.2
B-	94,858	2.3	145,753	3.6	54,433	21.1
CCC+	631,293	15.2	612,476	15.2	20,277	7.8
CCC	184,754	4.5	203,931	5.1	11,022	4.3
CCC-	8,394	0.2	17,549	0.4	668	0.3
CC	—	—	4,217	0.1	—	—
Not rated	2,822,562	68.1	2,652,267	65.9	—	—

Total	$4,139,633	100.0%	$4,025,287	100.0%	$258,299	100.0%

(1)	Amount rounds to less than 0.005.

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands)	June 30, 2017	December 31, 2016
Total number of all investments with PIK feature	12	18
Par value of all investments with PIK feature	$432,766	$582,492
Total number of all investments that have active PIK election	12	15
Par value of all investments that have active PIK election	$432,766	$534,394
Percent of debt investment portfolio with active PIK election, at par value	11.6%	14.0%
Number of originated investments with PIK feature and active PIK election	7	9
Par value of originated investments with PIK feature and active PIK election	$346,095	$409,045

	June 30,
PIK Interest Income Activity for the Three Months Ended (in thousands)	2017	2016
PIK interest income	$7,539	$14,194
PIK interest income as a percentage of interest income and PIK interest income	4.4%	8.0%
PIK interest income as a percentage of total investment income	3.9%	7.6%

As of June 30, 2017, our Investment Portfolio consisted of 128 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2016 that consisted of 129 portfolio companies, diversified across 21 distinct industry classifications. As of December 31, 2016, the TRS Portfolio consisted of 43 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio as of June 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	June 30, 2017		December 31, 2016		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$809,445	19.6%	$853,615	21.2%	$15,674	6.1%
Diversified Financials	537,392	13.0	419,478	10.4	—	—
Materials	331,594	8.0	242,410	6.0	7,235	2.8
Retailing	320,492	7.7	318,624	7.9	33,698	13.0
Software & Services	298,920	7.2	350,413	8.7	59,848	23.2
Real Estate	233,391	5.6	216,371	5.4	—	—
Consumer Durables & Apparel	232,967	5.6	167,194	4.2	9,786	3.8
Automobiles & Components	221,927	5.4	237,152	5.9	—	—
Health Care Equipment & Services	211,844	5.1	196,315	4.9	27,742	10.7
Technology Hardware & Equipment	186,851	4.5	178,017	4.4	8,087	3.1
Transportation	182,489	4.4	161,398	4.0	23,641	9.2
Consumer Services	134,520	3.3	119,313	3.0	19,716	7.6
Food & Staples Retailing	88,735	2.1	51,970	1.3	9,838	3.8
Energy	85,240	2.1	161,950	4.0	—	—
Commercial & Professional Services	66,970	1.6	82,657	2.1	14,228	5.5
Food & Beverage & Tobacco	65,953	1.6	57,203	1.4	8,081	3.1
Insurance	52,089	1.3	45,554	1.1	6,121	2.4
Household & Personal Products	37,014	0.9	36,750	0.9	—	—
Telecommunication Services	22,606	0.5	36,781	0.9	1,027	0.4
Media	18,167	0.4	35,230	0.9	12,550	4.9
Pharmaceuticals, Biotechnology & Life Science	1,027	0.1	56,892	1.4	1,027	0.4

Total	$4,139,633	100.0%	$4,025,287	100.0%	$258,299	100.0%

Portfolio Developments

In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which we have invested a total of $155.93 million as of June 30, 2017, based on amortized cost, was placed into receivership. Our investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of €141.34 million) and equity warrants with a cost of $9.42 million. On June 29, 2017, we and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. Our portion of Facility A has a par amount of €82.06 million and our portion of Facility B has a par amount of €59.28 million. Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of June 30, 2017, our investments in Amtek have an aggregate fair value of $127.46 million.

Strategic Credit Opportunities Partners, LLC

In May 2016, SCJV was formed pursuant to the terms of a limited liability company agreement between our company and Conway. Pursuant to the terms of the agreement, we, along with Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we will perform certain day-to-day management responsibilities on behalf of SCJV.

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

On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding shall also pay a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. The BAML Credit Facility matures on August 15, 2018. As of June 30, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $130.00 million and $152.00 million, respectively.

As of June 30, 2017 and December 31, 2016, SCJV had total investments with a fair value of $239.53 million and $248.60 million, respectively. As of June 30, 2017 and December 31, 2016, SCJV had no investments on non-accrual status. The investment portfolio and SCJV’s portfolio had 16 and 17 debt investment positions and 20 and 22 portfolio companies in common as of June 30, 2017 and December 31, 2016, respectively.

See Note 3. “Investments” in our unaudited condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of June 30, 2017 and December 31, 2016, and summary statement of operations information for the six months ended June 30, 2017.

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are derived primarily from (i) cash flows from operations, including investment sales and repayments, (ii) our distribution reinvestment plan, and (iii) borrowings. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) payment of principal and interest on our borrowings, and (vi) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies. In addition, in January 2015, we filed our Shelf Registration Statement, which the SEC declared effective on January 16, 2015, under which we may offer, from time to time, up to $750 million of our debt and/or equity securities, on terms to be determined at the time of each such offering.

Liquidity

During the six months ended June 30, 2017 and 2016, proceeds from sales of investments and principal payments totaled $762.91 million and $435.26 million, respectively. In addition, distributions reinvested in the company as a percentage of total distributions for the six months ended June 30, 2017 and 2016 was 49% and 51%, or $61.33 million and $61.88 million, respectively. As of June 30, 2017, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$125,175
Short Term Investments	1,445
Credit Facilities-Effective Borrowing Capacity (1)	364,256
Less: Payable for Investments Purchased	(120,218)

Total	$370,658

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of June 30, 2017.

Borrowings

Our outstanding borrowings as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017					As of December 31, 2016
(in thousands)	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility (1)	$928,000	(2)	$629,000	$629,000		$928,000	$799,000	$799,000
BNP Credit Facility (1)	—		—	—		200,000	183,000	183,000
SMBC Credit Facility (1)	200,000		90,000	90,000		200,000	102,000	102,000
JPM Credit Facility (1)	300,000		240,000	240,000		300,000	135,000	135,000

Total credit facilities	1,428,000		959,000	959,000		1,628,000	1,219,000	1,219,000
2014 Senior Secured Term Loan	387,000		387,000	383,971	(3)	389,000	389,000	385,203	(3)
2022 Notes	140,000		140,000	137,208	(4)	—	—	—
CS Facility (5)	—		—	—		23,454	23,454	23,454

Total	$1,955,000		$1,486,000	$1,480,179		$2,040,454	$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less unaccreted original issue discount of $0.79 million and $0.99 million and deferred financing costs of $2.24 million and $2.81 million as of June 30, 2017 and December 31, 2016, respectively.
(4)	Comprised of outstanding principal less deferred financing costs of $2.79 million as of June 30, 2017.
(5)	Borrowings denominated in Euros.

For the six months ended June 30, 2017 and 2016, our total all-in cost of financing, including fees and expenses, was 4.06% and 3.48%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $1.96 billion that is available to us from our existing financing arrangements.

See Note 10. “Borrowings” in our unaudited condensed consolidated financial statements for additional disclosures regarding our borrowings.

Total Return Swaps

On June 30, 2017, Halifax Funding LLC (“Halifax Funding”), our wholly owned, special purpose financing subsidiary, terminated its TRS arrangement with The Bank of Nova Scotia (“BNS”). Upon termination of the TRS, Halifax Funding recognized $5.50 million of net realized losses, including a make-whole fee of $6.40 million, an amount based on a minimum spread amount that would have been earned by BNS over the life the TRS agreements.

See Note 4. “Derivative Instruments” in our unaudited condensed consolidated financial statements for additional disclosures on the TRS.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of June 30, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2017 and 2016:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
June 30, 2017 (13 record dates)	$0.201279	$62,068
March 31, 2017 (13 record dates)	0.201279	62,259

	$0.402558	$124,327

Quarter Ended:
June 30, 2016 (13 record dates)	$0.201279	$61,307
March 31, 2016 (13 record dates)	0.201279	59,940

	$0.402558	$121,247

Approximately 49% and 51% of the distributions we declared in the six months ended June 30, 2017 and 2016, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

On October 7, 2016, our board of directors approved an amendment and restatement of our distribution reinvestment plan. Under the amended distribution reinvestment plan, cash distributions paid to participating stockholders will be reinvested in additional shares at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. The Company expects that the current distribution reinvestment plan will be terminated or suspended prior to the Listing.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the six months ended June 30, 2017. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of June 30, 2017, our Investment Portfolio had a fair value of $4.14 billion. The majority of our investments at June 30, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2017 and 2016. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total investment income	$100,474	$98,447	$193,322	$187,298
Net operating expense	(47,362)	(46,210)	(87,544)	(83,726)
Income tax expense, including excise tax	(198)	—	(321)	—

Net investment income	52,914	52,237	105,457	103,572
Net realized losses	(79,394)	(9,158)	(61,406)	(8,848)
Net change in unrealized depreciation	63,442	75,858	77,631	(11,072)

Net increase in net assets resulting from operations	$36,962	$118,937	$121,682	$83,652

Investment income

Investment income consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income	$79,016	$85,201	$162,751	$162,795
Payment-in-kind interest income	4,049	5,830	7,539	14,194

Subtotal	83,065	91,031	170,290	176,989
Fee income	5,645	2,578	8,250	3,243
Dividend and other income	11,764	4,838	14,782	7,066

Total investment income	$100,474	$98,447	$193,322	$187,298

The decrease in interest income was partially due to a decrease in our portfolio of debt investments. Our average debt investment balance was $3.72 billion and $3.78 billion for the three and six months ended June 30, 2017, respectively, as compared to $3.82 billion and $3.83 billion during the same periods in 2016, respectively, based on par value. We also carried a higher percentage of investments on non-accrual status during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. Investments on non-accrual status represented 1.6% and 5.5% of total investments on an amortized cost basis as of June 30, 2017 and December 31, 2016, respectively. Investments on non-accrual status represented 3.9% and 3.6% of total investments on an amortized cost basis as of June 30, 2016 and December 31, 2015, respectively. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $7.98 million and $14.42 million for the three and six months ended June 30, 2017, respectively, and $3.42 million and $7.69 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, 4.9% and 4.4% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 6.4% and 8.0% for the same period in 2016. The decrease in PIK interest income during the six months ended June 30, 2017 is primarily due to investments that were placed on non-accrual status and investments that were sold or repaid. As of June 30, 2017, our weighted average annual yield on our accruing debt investments was 9.7% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2017, approximately 80.7% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. The increase in fee income was primarily due to an increase in capital structuring fees earned during the six months ended June 30, 2017 as compared to the same period in 2016. Going forward, we expect to earn additional structuring services fees on Directly Originated Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed consolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Investment advisory fees	$20,914	$19,992	$41,685	$39,668
Interest expense	15,207	11,958	29,355	23,425
Performance-based incentive fees	4,748	10,752	5,675	13,402
Professional services	1,959	749	3,005	1,383
Investment advisor expenses	1,713	190	2,609	409
Administrative services	770	876	1,610	1,722
Offering expense	122	673	327	1,485
Custodian and accounting fees	399	363	836	777
Director fees and expenses	168	129	301	241
Other	1,362	528	2,141	1,214

Total operating expenses	$47,362	$46,210	$87,544	$83,726

Investment advisory fees and performance-based incentive fees—Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the increase in these fees for the three and six months ended June 30, 2017 was primarily attributable to the net increase in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Subordinated Incentive fee on income	$4,748	$10,752	$5,675	$13,402
Incentive fee on capital gains	—	—	—	—

Total performance-based incentive fees	$4,748	$10,752	$5,675	$13,402

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment income (as defined in the Investment Advisory Agreement and approved by our board of directors) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Effective January 1, 2017, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate. The total return requirement did not result in a reduction of the amount of incentive fee payable to the advisors for the six months ended June 30, 2017.

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

We did not record any incentive fee on capital gains for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, we had unrealized losses of $289.48 million in excess of our cumulative realized net capital gains since inception. The Advisors earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense – The components of interest expense for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Stated interest expense	$13,264	$10,236	$25,747	$20,324
Unused commitment fees	816	636	1,370	957
Amortization of deferred financing costs	1,026	988	2,038	1,948
Accretion of discount on term loan	101	98	200	196

Total interest expense	$15,207	$11,958	$29,355	$23,425

The increase in interest expense during the three and six months ended June 30, 2017 was attributable to the increase in our weighted average debt outstanding to $1.44 billion and $1.47 billion, respectively, as compared to $1.40 billion and $1.37 billion during the three and six months ended June 30, 2016, respectively, as well as increase in our all-in cost of financing to 4.30% and 4.06% for the three and six months ended June 30, 2017, respectively, from 3.48% for each of the three and six months ended June 30, 2016, respectively.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – The increases in professional services and other expenses for the three and six months ended June 30 2017 as compared to the same periods in 2016 are due to increased legal and other expenses associated with our potential Listing. The increase in investment advisor expenses for the three and six months ended June 30, 2016 is due to an increase in reimbursable expenses incurred by KKR related to restructures of existing investments and the underwriting and structuring of new transactions. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our Follow-On Offering in October 2016, we did not record any deferred offering expenses during the three and six months ended June 30, 2017, as compared to $0.24 million and $0.67 million for the same periods in 2016. The $0.07 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of June 30, 2017 represents the amount that will be recorded as offering expenses in the consolidated statements of operations during the remainder of the year.

During the three and six months ended June 30, 2017, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.93% and 0.76%, respectively, as compared to 0.43% and 0.44% during the three and six months ended June 30, 2016, respectively.

Income tax expense, including excise tax

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the three and six months ended June 30, 2017, we recorded a net tax expense of approximately $1.73 million and $2.12 million, respectively, for these subsidiaries, of which $1.53 million and $1.80 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations. For the three and six months ended June 30, 2016, we recorded a net tax expense of approximately $0.31 million and $0.65 million, respectively, for these subsidiaries, which represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations.

Net realized gain and losses—Net realized gains and losses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net realized losses on investments	$(93,153)	$(10,281)	$(77,521)	$(22,430)
Net realized gains on derivative instruments	11,362	2,118	14,233	11,387
Net realized gains (losses) on foreign currency transactions	2,397	(995)	1,882	2,195

Net realized losses	$(79,394)	$(9,158)	$(61,406)	$(8,848)

The net realized loss on investments for the three and six months ended June 30, 2017 consisted of a net loss on the disposition of investments of $83.60 million and $68.51 million, respectively, and a net currency loss on those investments of $9.55 million and $9.01 million, respectively, that were denominated in foreign currencies. The realized losses were driven primarily by investments that were sold or restructured during the period. The net realized loss on investments for the three and six months ended June 30, 2016 consisted of a net gain (loss) on the disposition of investments of $(0.65) million and $8.26 million, respectively, and a net currency loss on those investments of $9.63 million and $30.69 million, respectively, that were denominated in foreign currencies.

Our net realized gains (losses) on derivative instruments for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net realized gains (losses) on:
Cross currency swaps	$11,763	$461	$12,046	$4,605
Foreign currency forward contracts	(633)	(1,051)	(78)	1,083
Interest rate swaps	(262)	—	(749)	—
TRS	494	2,708	3,014	5,699

	$11,362	$2,118	$14,233	$11,387

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

Net change in unrealized appreciation or depreciation

For the three and six months ended June 30, 2017 and 2016, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on:
Investments	$102,339	$52,190	$121,538	$1,081
Derivative instruments	(47,607)	22,994	(51,871)	(9,407)
Foreign currency translation	(393)	674	(725)	(2,746)
Provision for taxes	9,103	—	8,689	—

Net change in unrealized depreciation	$63,442	$75,858	$77,631	$(11,072)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$78,932	$96,651	$123,533	$80,882
Unrealized depreciation	(96,198)	(73,781)	(114,215)	(130,365)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	119,605	29,320	112,220	50,564

Total net unrealized appreciation (depreciation)	$102,339	$52,190	$121,538	$1,081

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 10.0% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net realized and unrealized gains (losses) on investments	$9,186	$41,909	$44,017	$(21,349)
Net realized and unrealized gains (losses) on foreign currency forward contracts	(9,978)	83	(12,059)	(2,778)
Net realized and unrealized losses on cross currency swaps	(19,008)	18,161	(22,761)	8,602

	$(19,800)	$60,153	$9,197	$(15,525)

The net realized and unrealized gains (losses) on investments during the three and six months ended June 30, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the six months ended June 30, 2017. These gains were offset by unrealized losses incurred on our investments in Amtek, as discussed above in “Portfolio and Investment Activity – Portfolio Developments.”

The net realized and unrealized losses on investments during the three and six months ended June 30, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the three and six months ended June 30, 2016, volatility in commodities, energy and equities continues to impact various credits contributing to increasing unrealized depreciation in the portfolio.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$3,975	$—	$3,975
Realized gain (loss) on TRS assets	—	114	—	114
Receipt of prior period unsettled amounts	(3,584)	(3,185)	(3,787)	(3,191)
Unrealized appreciation (depreciation) on TRS assets	(1,169)	7,766	390	8,612

	(4,753)	8,670	(3,397)	9,510

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	—	2,530	—	885
Unrealized depreciation	(10,069)	(2,544)	(10,280)	(3,029)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	724	1,148	(1,701)	(1,717)

	(9,345)	1,134	(11,981)	(3,861)

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	746	17,700	251	8,704
Unrealized depreciation	(31,517)	—	(35,058)	(4,707)

	(30,771)	17,700	(34,807)	3,997

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	—	—	—	—
Unrealized depreciation	(2,738)	(4,510)	(1,686)	(19,053)

	(2,738)	(4,510)	(1,686)	(19,053)

Total net change in unrealized (depreciation) appreciation on derivative instruments	$(47,607)	$22,994	$(51,871)	$(9,407)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

The provision for taxes is attributable to investments held in our wholly-owned subsidiaries that are subject to U.S. federal and state income taxes and foreign income taxes.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above in risk factors identified in Part II, Item 1A of this report, and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2016.

Adjusted net investment income

Our net investment income totaled $52.91 million ($0.17 per share) and $105.46 million ($0.34 per share) for the three and six months ended June 30, 2017, respectively, as compared to $52.24 million ($0.17 per share) and $103.57 million ($0.34 per share) for the three and six months ended June 30, 2016, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

In addition, the relative utilization of the TRS also caused variability in net investment income, because earnings on assets within the TRS Portfolio are not included in the calculation of net investment income in accordance with GAAP. The TRS Portfolio accrued interest income and financing charges were included in the fair value of the TRS and were not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments were finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges, or TRS net interest spread, would have been included in net investment income. We include the TRS net interest spread in our calculation of adjusted net investment income.

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

The following table shows the TRS interest income and financing charges for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest and fee income included in TRS fair value	$—	$5,102	$—	$5,102
Financing charges included in TRS fair value	—	(1,127)	—	(1,127)

Subtotal	—	3,975	—	3,975
Interest and fee income included in TRS net realized gains	7,493	4,866	11,526	9,751
Financing charges included in TRS net realized gains	(8,769)	(1,627)	(10,131)	(2,968)
Less: amounts included in prior period fair value	(3,441)	(3,826)	(3,346)	(3,762)

TRS net interest spread	$(4,717)	$3,388	$(1,951)	$6,996

TRS net interest spread per share	$(0.02)	$0.01	$(0.01)	$0.02

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six months ended June 30, 2017 and 2016; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net investment income (GAAP)	$52,914	$52,237	$105,457	$103,572
Add: Estimated unearned performance-based incentive fees	—	—	—	—
Add: TRS net interest spread	(4,717)	3,388	(1,951)	6,996

Adjusted net investment income (non-GAAP)	$48,197	$55,625	$103,506	$110,568

Net investment income per share (GAAP)	$0.17	$0.17	$0.34	$0.34

Adjusted net investment income per share (non-GAAP)	$0.16	$0.18	$0.34	$0.37

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets decreased $9.43 million and increased $105.44 million during the six months ended June 30, 2017 and 2016, respectively. The change in net assets during the six months ended June 30, 2017 and 2016 was partially attributable to increases caused by capital transactions including (i) the issuance of shares of common stock in the Offering in 2016 and (ii) reinvestment of distributions in the combined amount of $61.33 million and $173.81 million, respectively. Our operations resulted in net assets increasing $121.68 million and $83.65 million during the six months ended June 30, 2017 and 2016, respectively. These increases in net assets were offset by distributions to shareholders in the amount of $124.33 million and $121.25 million and the repurchase of shares of common stock in the amount of $68.11 million and $30.78 million during the six months ended June 30, 2017 and 2016, respectively.

Our net asset value per share was $8.92 and $8.81 on June 30, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.40 per share during each of the six months ended June 30, 2017 and 2016 and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 4.4% and 3.2% (not annualized) for shareholders who held our shares over the entire six-month period ending June 30, 2017 and 2016, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 62.6% (see first chart below), or an annualized return of 8.4% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 46.3% (see first chart below), or an annualized return of 6.5% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 29.5% and 49.3%, respectively, in the period from June 17, 2011 to June 30, 2017.

Growth of $10,000 Initial Investment(1)
$17,000
$16,000
$15,000
$14,000
$13,000
$12,000
$11,000
$10,000
$9,000
$8,000
$16,255
$14,931
$14,630
$12,949
Jun-2011
Sep-2011
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
Mar-2014
Jun-2014
Sep-2014
Dec-2014
Mar-2015
Jun-2015
Sep-2015
Dec-2015
Mar-2016
Jun-2016
Sep-2016
Dec-2016
Mar-2017
Jun-2017
CCT(excluding sales load)
CCT (including sales load)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: June 17, 2011 to June 30, 2017

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	10.00	11.00	9.97
Net Offering Price/Share	9.00	9.90	8.97
Distributions/Share	4.76	1.61	0.81
Terminal Value/Share (NAV)	8.92	8.92	8.92

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at June 30, 2017 equal to net asset value of $8.92 per share and (iv) distributions payable to shareholders as of June 30, 2017.

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

The table below presents information on the investments classified as Level 3 as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Fair value of investments classified as Level 3	$3,267,114	$3,189,484
Total fair value of investments	$4,141,078	$4,025,293
% of fair value classified as Level 3	78.9%	79.2%
Number of positions classified as Level 3	118	126
Total number of positions	189	191
% of positions classified as Level 3	62.4%	65.6%
Fair value of individual positions classified as Level 3:
Highest fair value	$141,514	$138,564
Lowest fair value	$—	$—
Average fair value	$27,687	$25,313

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2017 and December 31, 2016 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

As discussed in Note 2. “Significant Accounting Policies” in our unaudited condensed consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our board of directors had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of June 30, 2017, our earnings per share and net asset value per share would have increased (decreased) by $0.21.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio and, prior to June 2017, our TRS Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets (including unrealized appreciation or depreciation on the TRS and collateral posted with the custodian in connection with the TRS, but excluding deferred offering expenses and, from and after April 11, 2016, cash and short-term investments), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

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

As of June 30, 2017, we had accrued a subordinated incentive fee on income of $4.75 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of June 30, 2017, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$5,029
BeyondTrust Software, Inc.	1,090
Dentix Health Corporation, S.L.U.	9,473
National Debt Relief	11,289
Safety Technology Holdings, Inc.	337
Sandvine, Inc. (2)	2,822
Smile Brands, Inc.	3,589
SouthernCarlson	6,219

Total unfunded revolvers/delayed draw loan commitments	$39,848

Unfunded term loan commitments:
Culligan International Co.	27,333
New Rite Aid Corp. (2)	28,500
Sandvine, Inc. (2)	26,342
Sears Canada Inc. (2)	26,083
Staples Canada Inc.	30,327
Wheels Up Partners LLC	59,691

Total unfunded term loan commitments	$198,276

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
GA Capital Specialty Lending Fund	12,159
KKR BPT Holdings Aggregator, LLC	7,500
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	25,399
Toorak Capital	5,168

Total unfunded equity commitments	$52,729

(1)	May be commitments to one or more entities affiliated with the named company.
(2)	As of the date of this filing, the unfunded commitments have expired or have funded.

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

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of June 30, 2017, the credit facilities provided for $364.26 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of June 30, 2017 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$629,000	$—	$—	$629,000	$—
SMBC Credit Facility	90,000	—	—	90,000	—
JPM Credit Facility	240,000	—	—	240,000	—
2014 Senior Secured Term Loan	387,000	4,000	383,000	—	—
2022 Notes	140,000	—	—	140,000	—
Interest and Credit Facilities Fees Payable(1)	204,035	61,641	103,856	38,538	—

Total	$1,690,035	$65,641	$486,856	$1,137,538	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of June 30, 2017.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offerings, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2017, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.43% and receive three-month LIBOR on an aggregate notional amount of $600 million. The interest rate swaps have quarterly settlement payments.

As of June 30, 2017, approximately 80.7% of our portfolio of debt investments, or approximately $3.02 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2017, approximately 92.4% of our portfolio of variable interest rate debt investments, or approximately $2.79 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At June 30, 2017, we held an aggregate investment position of $228.97 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 7.6% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of June 30, 2017 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 13 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Based on our June 30, 2017 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of June 30, 2017 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(0.953)	$(6.730)	$5.777	$(3.000)
Up 50 basis points	$13.064	$6.730	$6.334	$3.000
Up 100 basis points	$26.128	$13.460	$12.668	$6.000
Up 150 basis points	$39.192	$20.190	$19.002	$9.000
Up 200 basis points	$52.256	$26.920	$25.336	$12.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on the performance-based incentive fees.
(2)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in Item 8. “Financial Statements and Supplementary Data” for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 19.3% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2017, approximately 25.1% of our fixed interest rate debt investments, or approximately $153.90 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 5.0 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 5.0%, all other financial and market factors assuming to remain unchanged. A 5.0% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $7.67 million, or a 0.3% decline in net assets relative to $8.92 net asset value per share as of June 30, 2017.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of June 30, 2017, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of June 30, 2017. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2017, to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies					Hedges
	As of June 30, 2017				Reduction in Fair Value as of June 30, 2017 if 10% Adverse Change in Exchange Rate (2)	As of June 30, 2017
(in thousands)	Par Value/ Cost in Local Currency (1)		Par Value/ Cost in US$ (1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€375,163	$427,888	$300,132	$30,013		€330,767	$362,945
British Pound Sterling		£75,902	99,990	95,800	9,580		£76,886	100,282
Australian Dollar	A$	21,522	16,524	16,354	1,635	A$	21,858	16,590
Swedish Kronor	SEK	97,249	15,145	3,568	357	SEK	—	—

Total			$559,547	$415,854	$41,585			$479,817

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of June 30, 2017, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $479.82 million, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2017, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three and six months ended June 30, 2017, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized gains of $2.00 million and $1.16 million, respectively. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized losses of ($28.99) million and ($34.82) million during the three and six months ended June 30, 2017, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2017.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

4.1	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2017.

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)