Form 10-Q
period 2017-09-30
Corporate Capital Trust, Inc.
filed 2017-11-09
CIK 1494538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock of the registrant outstanding as of November 8, 2017 was 136,375,966.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,356,889 and $3,797,345, respectively)—including $- and $345,774, respectively, of investments pledged to creditors (Note 10)	$3,302,891	$3,622,442
Non-controlled, affiliated investments (amortized cost of $269,683 and $187,703, respectively)	224,316	142,855
Controlled, affiliated investments (amortized cost of $534,237 and $341,875, respectively)	487,883	259,996

Total investments, at fair value (amortized cost of $4,160,809 and $4,326,923, respectively)	4,015,090	4,025,293
Cash	255,363	127,031
Cash denominated in foreign currency (cost of $32,788 and $5,314, respectively)	32,747	5,229
Restricted cash	8,744	14,353
Collateral on deposit with custodian	—	95,000
Dividends and interest receivable	48,715	53,484
Receivable for investments sold	26,882	49,324
Principal receivable	17,694	2,942
Unrealized appreciation on swap contracts	4,230	39,007
Unrealized appreciation on foreign currency forward contracts	960	3,504
Receivable from advisors	—	2,040
Deferred offering expense	5	402
Other assets	12,164	13,087

Total assets	4,422,594	4,430,696

Liabilities
Revolving credit facilities	1,035,000	1,219,000
Term loan payable, net	383,367	385,203
Unsecured notes payable, net	240,579	—
Repurchase agreement payable	—	23,454
Payable for investments purchased	—	22,205
Unrealized depreciation on swap contracts	18,922	251
Unrealized depreciation on foreign currency forward contracts	6,691	—
Accrued performance-based incentive fees	2,046	4,905
Accrued investment advisory fees	6,854	7,332
Deferred tax liability	604	1,991
Other accrued expenses and liabilities	9,323	7,023

Total liabilities	1,703,386	1,671,364
Commitments and contingencies (Note 11)

Net Assets	$2,719,208	$2,759,332

Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 305,782,630 and 309,041,547 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$306	$309
Paid-in capital in excess of par value	2,983,933	3,012,062
Undistributed net investment income	19,432	39,566
Accumulated net realized losses	(116,243)	(32,331)
Accumulated net unrealized depreciation on investments, swap contracts, foreign currency forward contracts and foreign currency translation (net of provision for taxes of $604 and $1,991, respectively)	(168,220)	(260,274)

Net assets	$2,719,208	$2,759,332

Net asset value per share	$8.89	$8.93

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $(1,416), $319, $385 and $966, respectively)	$80,539	$85,176	$240,168	$247,971
Non-controlled, affiliated investments	1,475	—	4,597	—
Controlled, affiliated investments	5	—	5	—

Total interest income	82,019	85,176	244,770	247,971

Payment-in-kind interest income:
Non-controlled, non-affiliated investments	2,531	(1,950)	4,667	4,602
Non-controlled, affiliated investments	—	4,162	—	11,804
Controlled, affiliated investments	2,706	—	8,109	—

Total payment-in-kind interest income	5,237	2,212	12,776	16,406

Fee income:
Non-controlled, non-affiliated investments	4,416	4,956	12,666	8,199

Total fee income	4,416	4,956	12,666	8,199

Dividend and other income:
Non-controlled, non-affiliated investments	722	2,165	4,911	4,483
Non-controlled, affiliated investments	—	421	—	1,580
Controlled, affiliated investments	5,199	2,488	15,792	6,077

Total dividend and other income	5,921	5,074	20,703	12,140

Total investment income	97,593	97,418	290,915	284,716

Operating expenses
Investment advisory fees	21,173	21,441	62,858	61,109
Interest expense	18,177	13,465	47,532	36,890
Performance-based incentive fees	2,046	5,816	7,721	19,218
Professional services	1,045	653	4,050	2,036
Investment advisor expenses	373	430	2,982	839
Administrative services	876	896	2,486	2,618
Custodian and accounting fees	439	406	1,275	1,183
Offering expenses	67	361	394	1,846
Director fees and expenses	131	129	432	370
Other	926	643	3,067	1,857

Total operating expenses	45,253	44,240	132,797	127,966

Net investment income before taxes	52,340	53,178	158,118	156,750
Income tax expense (benefit), including excise tax	(1,024)	14	(703)	14

Net investment income	53,364	53,164	158,821	156,736

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(11,731)	(227)	(81,839)	(22,657)
Controlled, affiliated investments	(7,869)	—	(15,282)	—
Swap contracts	3,471	3,468	17,782	13,772
Foreign currency forward contracts	(7,848)	(4,029)	(7,926)	(2,946)
Foreign currency transactions	1,471	(587)	3,353	1,608

Net realized losses	(22,506)	(1,375)	(83,912)	(10,223)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited), continued

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$21,464	$44,116	$120,905	$63,418
Non-controlled, affiliated investments	189	7,969	(519)	(5,249)
Controlled, affiliated investments	12,720	(7,330)	35,525	(12,333)
Swap contracts	(13,558)	13,358	(53,448)	7,812
Foreign currency forward contracts	2,746	2,126	(9,235)	(1,735)
Foreign currency translation	(1,911)	188	(2,636)	(2,558)
Provision for taxes	(7,227)	—	1,462	—

Net change in unrealized appreciation (depreciation)	14,423	60,427	92,054	49,355

Net realized and unrealized gains (losses)	(8,083)	59,052	8,142	39,132

Net increase in net assets resulting from operations	$45,281	$112,216	$166,963	$195,868

Net investment income per share	$0.17	$0.17	$0.52	$0.52

Diluted and basic earnings per share	$0.15	$0.37	$0.54	$0.65

Weighted average number of shares of common stock outstanding (basic and diluted)	307,090,344	306,927,293	308,269,633	303,271,181

Distributions declared per share	$0.18	$0.20	$0.58	$0.60

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$158,821	$156,736
Net realized gains (losses) on investments, swap contracts, foreign currency forward contracts and foreign currency transactions	(83,912)	(10,223)
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and foreign currency translation	92,054	49,355

Net increase in net assets resulting from operations	166,963	195,868

Distributions to shareholders from
Net investment income	(158,821)	(156,736)
Distributions in excess of net investment income (Note 8)	(20,134)	(26,240)

Net decrease in net assets resulting from shareholders’ distributions	(178,955)	(182,976)

Capital share transactions
Issuance of shares of common stock	—	119,537
Reinvestment of shareholders’ distributions	88,089	93,033
Repurchase of shares of common stock	(116,221)	(61,403)

Net increase/(decrease) in net assets resulting from capital share transactions	(28,132)	151,167

Total increase (decrease) in net assets	(40,124)	164,059
Net assets at beginning of period	2,759,332	2,594,022

Net assets at end of period	$2,719,208	$2,758,081

Capital share activity
Shares issued from subscriptions	—	13,434,421
Shares issued from reinvestment of distributions	9,712,151	10,428,645
Shares repurchased	(12,971,068)	(6,985,169)

Net increase (decrease) in shares outstanding	(3,258,917)	16,877,897

Undistributed net investment income at end of period	$19,432	$41,008

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$166,963	$195,868
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,167,065)	(1,156,797)
(Decrease) increase in payable for investments purchased	(22,204)	77,753
Payment-in-kind interest capitalized	(8,301)	(14,252)
Proceeds from sales of investments	530,159	370,220
Proceeds from principal payments	731,751	521,431
Net realized loss on investments	97,121	22,657
Net change in unrealized appreciation on investments	(155,911)	(45,836)
Net change in unrealized (appreciation) depreciation on swap contracts	53,448	(7,812)
Net change in unrealized depreciation on foreign currency forward contracts	9,235	1,735
Net change in unrealized depreciation on foreign currency translation	2,636	2,558
Amortization of premium/discount, net	(16,819)	(11,370)
Amortization of deferred financing costs	3,232	2,962
Accretion of discount on term loan payable	304	297
Increase in short-term investments, net	(732)	(19,419)
Decrease in collateral on deposit with custodian	95,000	47,640
Decrease (increase) in dividends and interest receivable	4,769	(9,278)
Decrease in receivable for investments sold	21,318	1,358
Increase in principal receivable	(15,049)	(3,333)
Decrease in receivable from advisors	2,040	13
(Increase) decrease in other assets	(773)	800
Increase in accrued investment advisory fees	(478)	151
(Decrease) increase in accrued performance-based incentive fees	(2,859)	5,067
Decrease in deferred tax liability	(1,462)	—
Increase (decrease) in other accrued expenses and liabilities	2,300	(3,003)

Net cash provided by (used in) operating activities	328,623	(20,590)

Financing Activities:
Proceeds from issuance of shares of common stock	—	119,537
Payments on repurchases of shares of common stock	(116,221)	(61,403)
Distributions paid	(90,866)	(89,943)
Repayments under term loan payable	(3,000)	(3,000)
Borrowings under revolving credit facilities	718,500	579,750
Repayments of revolving credit facilities	(902,500)	(567,046)
Borrowings under unsecured notes payable	245,000	—
Borrowings under repurchase agreement	—	24,726
Repayments under repurchase agreement	(24,726)	—
Deferred financing costs paid	(4,613)	(7,380)

Net cash used in financing activities	(178,426)	(4,759)

Effect of exchange rate changes on cash	44	16

Net increase (decrease) in cash	150,241	(25,333)
Cash, cash denominated in foreign currency and restricted cash, beginning of period	146,613	69,204

Cash, cash denominated in foreign currency and restricted cash, end of period	$296,854	$43,871

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$39,732	$33,853

Taxes paid, including excise tax	$3,830	$2,791

Distributions reinvested	$88,089	$93,033

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loan—57.1%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 600		1.00%	12/7/2021	$65,180	$62,973	$64,652
ABB CONCISE Optical Group, LLC	(2)	Retailing	L + 400		1.00%	6/15/2023	6,812	6,812	6,829
ABILITY Network, Inc.	(3)	Health Care Equipment & Services	L + 500		1.00%	5/14/2021	11,987	11,947	12,084
Accuride Corp.	(2)	Capital Goods	L + 700		1.00%	11/17/2023	15,000	14,681	15,244
Acosta Holdco, Inc.	(3)	Commercial & Professional Services	L + 325		1.00%	9/26/2021	8,000	7,551	7,110
Agro Merchants NAI Holdings, LLC	(f)(g)(2)	Transportation	L + 700		1.00%	10/1/2020	72,890	72,328	71,575
Alion Science & Technology Corp.	(3)	Capital Goods	L + 450		1.00%	8/19/2021	2,818	2,816	2,824
AltEn, LLC	(g)(h)(i)(n)(4)	Energy	L + 900 PIK (L + 900 Max PIK	)		9/12/2018	39,460	29,836	5,184
AM General, LLC	(f)(g)(3)	Automobiles & Components	L + 725		1.00%	12/28/2021	90,038	88,856	91,626
Amtek Global Technology Pte. Ltd. (SGP)	(g)(j)(k)(5)(EUR)	Automobiles & Components	5.00%			11/10/2019	€82,055	91,286	96,981
Bay Club, Co.	(3)	Consumer Services	L + 650		1.00%	8/31/2022	$5,550	5,510	5,633
BeyondTrust Software, Inc.	(g)(2)	Software & Services	L + 700		1.00%	9/25/2019	11,865	11,800	11,726
Charlotte Russe, Inc.	(2)	Retailing	L + 550		1.25%	5/22/2019	4,440	4,429	1,967
	(2)		L + 550		1.25%	5/22/2019	18,136	18,063	8,037

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Commercial Barge Line, Co.	(3)	Transportation	L + 875	1.00%	11/12/2020	$11,585	$10,017	$9,239
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,537	3,424
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	20,899	17,045	17,999
EagleView Technology Corp.	(2)	Capital Goods	L + 425	1.00%	7/15/2022	6,860	6,810	6,896
Frontline Education Inc.	(f)(g)(2)	Software & Services	L + 650	1.00%	9/18/2023	61,914	60,985	60,981
Greystone & Co., Inc.	(f)(g)(2)	Diversified Financials	L + 800	1.00%	4/17/2024	37,781	37,421	38,731
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 350	1.00%	10/21/2021	1,761	1,755	1,759
Hunt Mortgage	(f)(g)(3)	Diversified Financials	L + 750	1.00%	2/14/2023	43,824	43,218	44,007
JHT Holdings, Inc.	(f)(g)(2)	Capital Goods	L + 850	1.00%	5/4/2022	31,477	30,920	32,886
Jo-Ann Stores, Inc.	(8)	Retailing	L + 500	1.00%	10/20/2023	16,411	16,250	15,734
KeyPoint Government Solutions, Inc.	(f)(g)(2)	Capital Goods	L + 600	1.00%	4/18/2024	14,625	14,462	14,586
Koosharem, LLC	(f)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,840	20,616	19,918
National Debt Relief LLC	(f)(g)(2)	Diversified Financials	L + 675	1.00%	5/31/2023	13,171	13,117	13,121
Natural American Foods Inc.	(f)(g)(2)	Food & Staples Retailing	L + 675	1.00%	5/30/2023	27,089	26,958	26,748

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
NBG Home	(8)	Consumer Durables & Apparel	L + 550		1.00%	4/26/2024	$26,000	$25,489	$25,870
NCI Inc.	(f)(g)(2)	Software & Services	L + 750		1.00%	8/15/2024	84,768	83,720	83,809
New Enterprise Stone & Lime Co., Inc.	(f)(g)(2)	Capital Goods	L + 800		1.00%	3/19/2021	102,461	101,392	111,934
	(f)(g)(2)		L + 800		1.00%	3/19/2021	51,745	51,334	56,528
Nine West Holdings, Inc.	(2)	Consumer Durables & Apparel	L + 375		1.00%	10/8/2019	16,195	15,566	13,750
Pacific Union Financial, LLC	(g)(3)	Diversified Financials	L + 750		1.00%	4/21/2022	72,404	71,697	72,785
PAE Holding Corp.	(3)	Capital Goods	L + 550		1.00%	10/20/2022	3,297	3,289	3,320
Paradigm Acquisition Corp.	(2)	Health Care Equipment & Services	L + 500		1.00%	6/2/2022	10,842	10,725	10,896
Petroplex Acidizing Inc.	(g)(h)(2)	Energy	L + 725, 1.75% PIK (1.75% Max PIK	)	1.00%	12/5/2019	22,566	22,566	22,113
	(g)(h)(i)		15.00% PIK (15.00% Max PIK	)		12/5/2019	19,844	13,809	45
Proserv Acquisition, LLC	(g)(j)(2)	Energy	L + 537.50		1.00%	12/22/2021	26,827	21,193	14,188
Proserv Acquisition, LLC (GBR)	(g)(j)(k)(2)		L + 537.50		1.00%	12/22/2021	15,746	12,439	8,328
Raley’s	(3)	Food & Staples Retailing	L + 625		1.00%	5/18/2022	11,098	10,814	11,223
Safety Technology Holdings, Inc.	(g)(3)	Technology Hardware & Equipment	L + 600		1.00%	7/7/2022	7,427	7,246	7,531
	(g)(3)		L + 600			7/29/2022	1,191	1,162	1,215

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Savers, Inc.	(2)	Retailing	L + 375	1.25%	7/9/2019		$11,213	$10,547	$10,532
Sears Canada, Inc. (CAN)	(g)(j)(k)(3)	Retailing	L + 1100	1.00%	12/31/2017	C	$ 26,083	25,208	26,083
Sequa Corp.	(2)	Materials	L + 550	1.00%	11/28/2021		$9,201	9,234	9,283
SIRVA Worldwide, Inc.	(2)	Commercial & Professional Services	L + 650	1.00%	11/22/2022		22,602	22,095	22,828
SMART Global Holdings Inc.	(g)(j)(6)	Semiconductors & Semiconductor Equipment	P + 300		8/9/2022		480	480	416
	(g)(j)(2)		L + 625	1.00%	8/9/2022		20,823	20,415	20,392
Smile Brands Group, Inc.	(g)(2)	Health Care Equipment & Services	L + 525	1.00%	8/15/2022		12,375	12,244	12,535
SouthernCarlson	(g)(2)	Capital Goods	L + 700	1.00%	7/26/2022		38,349	37,944	38,934
	(g)(3)		L + 700		7/26/2022		5,182	5,071	4,666
Staples Canada (CAN)	(f)(g)(j)(k)(10)(CAD)	Retailing	CDOR + 700	1.00%	7/2/2023	C	$35,641	28,851	27,993
ThreeSixty Group	(f)(g)(3)	Retailing	L + 700	1.00%	3/31/2023		$52,438	51,479	51,474
Utility One Source LP	(3)	Capital Goods	L + 550	1.00%	4/18/2023		9,730	9,638	9,997
Vee Pak, LLC	(f)(g)(7)	Household & Personal Products	L + 575	1.00%	3/9/2023		39,800	39,242	39,537
Waste Pro USA, Inc.	(f)(g)(3)	Commercial & Professional Services	L + 750	1.00%	10/15/2020		35,672	35,672	35,672

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Wheels Up Partners LLC	(g)(2)	Transportation	L + 710	1.00%	6/30/2024	$24,872	$24,664	$24,628
	(g)(2)		L + 710	1.00%	11/1/2024	9,949	9,849	9,849
Willbros Group, Inc.	(f)(g)(2)	Energy	L + 975	1.25%	12/15/2019	25,599	25,599	25,881
Z Gallerie, Inc.	(g)(2)	Retailing	L + 650	1.00%	10/8/2020	31,704	31,493	30,832

Total First Lien Senior Secured Loan							$1,584,165	$1,552,568

Second Lien Senior Secured Loan—38.1%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,357	$62,577
Amtek Global Technology Pte. Ltd. (SGP)	(g)(j)(k)*(EUR)	Automobiles & Components			11/10/2019	€59,281	55,224	37,618
Belk, Inc.	(f)(g)	Retailing	10.50%		6/12/2023	$99,615	97,945	89,726
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,025	18,895
Culligan International Co.	(g)(3)	Household & Personal Products	L + 850	1.00%	12/13/2024	65,984	65,286	65,906
Emerald Performance Materials, LLC	(3)	Materials	L + 775	1.00%	8/1/2022	2,041	2,035	2,044
Excelitas Technologies Corp.	(g)(h)(2)	Technology Hardware & Equipment	L + 975, 1.50% PIK (3.00% Max PIK)	1.00%	4/29/2021	115,425	115,425	115,425
Genoa, a QoL Healthcare Co., LLC	(3)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,677	11,126
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	15,346	14,956	15,480
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	22,595	22,470	22,058

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
MedAssets, Inc.	(f)(g)(3)	Health Care Equipment & Services	L + 975		1.00%	4/20/2023	$63,000	$61,377	$62,795
Misys, Ltd. (GBR)	(j)(k)(2)	Software & Services	L + 725		1.00%	6/13/2025	8,403	8,342	8,576
NBG Home	(g)(2)	Consumer Durables & Apparel	L + 975		1.00%	9/30/2024	34,205	33,709	34,307
NEP Group, Inc.	(3)	Media	L + 700		1.00%	1/23/2023	5,955	6,004	6,011
P2 Energy Solutions, Inc.	(j)(2)	Software & Services	L + 800		1.00%	4/30/2021	74,312	73,030	71,339
Petrochoice Holdings, Inc.	(f)(g)(2)	Capital Goods	L + 875		1.00%	8/21/2023	65,000	63,409	64,684
Plaskolite, LLC	(g)(2)	Materials	L + 900		1.00%	11/3/2023	33,543	32,678	33,879
Polyconcept North America, Inc.	(g)(3)	Consumer Durables & Apparel	L + 1000		1.00%	2/29/2024	29,376	28,743	30,004
Sequa Corp.	(2)	Materials	L + 900		1.00%	4/28/2022	20,976	20,790	21,559
Sparta Systems Inc.	(f)(g)(2)	Software & Services	L + 825		1.00%	7/27/2025	35,062	34,543	34,215
SquareTwo Financial Corp.	(g)(h)(i)(4)	Diversified Financials	L + 1000 (L + 1000 Max PIK	)	1.00%	5/24/2019	7,338	7,111	1,246
Sungard Public Sector LLC	(f)(g)(2)	Software & Services	L + 850		1.00%	1/31/2025	16,109	15,956	16,146
Vencore, Inc.	(2)	Capital Goods	L + 875		1.00%	5/23/2020	57,673	57,057	58,213
Vertafore, Inc.	(g)(3)	Software & Services	L + 900		1.00%	6/30/2024	81,500	79,374	82,249
Vestcom International, Inc.	(g)(3)	Consumer Services	L + 850		1.00%	4/28/2024	58,000	57,224	57,820
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 900		1.00%	9/30/2019	11,226	11,157	11,321

Total Second Lien Senior Secured Loan								$1,059,904	$1,035,219

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Other Senior Secured Debt—4.2%
Angelica Corp.	(g)(h)	Health Care Equipment & Services	10.00% PIK (10.00% Max PIK)		12/30/2022	$34,205	$33,533	$34,205
Artesyn Technologies, Inc.	(l)	Technology Hardware & Equipment	9.75%		10/15/2020	20,962	20,421	21,067
Direct ChassisLink, Inc.	(l)	Transportation	10.00%		6/15/2023	17,810	19,176	19,992
DJO Finance, LLC	(l)	Health Care Equipment & Services	8.13%		6/15/2021	9,950	9,201	9,527
NESCO, LLC	(l)	Capital Goods	6.88%		2/15/2021	10,363	6,856	9,171
Rockport Group, LLC	(g)(h)	Consumer Durables & Apparel	10.75% PIK (10.75% Max PIK)		7/31/2022	28,516	27,977	19,784

Total Other Senior Secured Debt							$117,164	$113,746

Total Senior Debt							$2,761,233	$2,701,533

Subordinated Debt—18.9%
Alion Science & Technology Corp.	(f)(g)(l)	Capital Goods	11.00%		8/19/2022	$68,603	$67,793	$68,418
Cemex Materials, LLC	(l)	Materials	7.70%		7/21/2025	58,454	61,742	66,345
Exemplis Corp.	(g)(h)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)	1.00%	3/23/2020	14,815	14,815	15,037

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hilding Anders (SWE)	(g)(h)(j)(k)(m)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€93,597	105,307	83,928
	(g)(h)(i)(j)(k)(m)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	2,733	507	823
	(g)(h)(i)(j)(k)(m)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	1
	(g)(h)(i)(j)(k)(m)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	35,185	12,851	10,599
Home Partners of America	(g)(n)(3)	Real Estate	L + 700	1.00%	10/8/2022	$75,000	73,692	76,500
Kenan Advantage Group, Inc.	(l)	Transportation	7.88%		7/31/2023	2,308	2,212	2,372
Lightower Fiber, LLC	(g)	Telecommunication Services	10.00%		2/12/2022	11,555	11,380	11,786
	(g)(h)		12.00% PIK (12.00% Max PIK)		8/12/2025	10,926	10,775	11,145
PQ Corp.	(g)(l)(2)	Materials	L + 1075		5/1/2022	133,488	131,234	141,582
Vertiv Group Corp.	(l)	Technology Hardware & Equipment	9.25%		10/15/2024	22,713	22,935	25,552

Total Subordinated Debt							$516,182	$514,088

Asset Based Finance—10.9%
Central Park Leasing SARL (LUX), Partnership Interest	(g)(j)(k)	Capital Goods				N/A	$63,211	$69,659
Comet Aircraft SARL (LUX), Common Shares	(g)(j)(k)(m)	Capital Goods				49,618	49,618	40,027

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Guardian Investors, LLC, Membership Interest	(g)(j)(m)*	Diversified Financials				N/A	$2,941	$801
Innovating Partners, LLC, Membership Interest	(g)(j)(m)*	Diversified Financials				N/A	4,198	1,018
LSF IX Java Investments, Ltd (IRL)	(g)(j)(k)(9)(EUR)	Diversified Financials	E+315		12/3/2019	€56,406	53,885	64,662
Orchard Marine, Ltd. (VGB), Class B Common Stock	(g)(j)(k)(n)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(g)(j)(k)(n)(o)		9.00%			58,920	57,963	17,528
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(g)(j)	Diversified Financials				N/A	53,085	60,969
Toorak Capital Partners, LLC, Membership Interest	(g)(j)(m)*	Diversified Financials				N/A	36,203	40,167

Total Asset Based Finance							$324,173	$294,831

Strategic Credit Opportunities Partners, LLC—11.0%
Strategic Credit Opportunities Partners, LLC	(g)(j)(m)	Diversified Financials				294,027	$294,028	$299,206

Strategic Credit Opportunities Partners, LLC							$294,028	$299,206

Equity/Other—7.5%
Algeco/Scotsman Holdings SARL (LUX)	(g)(j)(k)*	Consumer Durables & Apparel				$301	$3,007	$5,877
Alion Science & Technology Corp., Class A Membership Interest	(g)*	Capital Goods				N/A	7,350	5,885
AltEn, LLC, Membership Units	(g)(n)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(g)(j)(k)*(EUR)	Automobiles & Components			12/31/2017	9,991	4,636	—
Amtek Global Technology Pte. Ltd. (SGP), Warrants	(g)(j)(k)*(EUR)				12/31/2018	9,991	4,785	—
Angelica Corp., Limited Partnership Interest	(g)*	Health Care Equipment & Services				877,044	48,382	7,382

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Belk, Inc., Units	(g)	Retailing				1,642	$7,846	$1,492
Cengage Learning Holdings II, LP, Common Stock	(g)	Media				227,802	7,529	3,669
Dixon Hospitality Group Pty Ltd, (AUS), Equity Earn-Out	(g)(j)(k)(AUD)*	Consumer Services				N/A	1,598	1,609
Excelitas Technologies Corp., Class A Membership Interest	(g)*	Technology Hardware & Equipment				N/A	5,636	8,572
Genesys Telecommunications Laboratories, Inc., Class A Membership Interest	(g)*	Technology Hardware & Equipment				3,463,150	120	628
Genesys Telecommunications Laboratories, Inc., Class A Shares	(g)*					40,529	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(g)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(g)*					41,339	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(g)*					1,050,465	—	—
Hilding Anders (SWE), Arle PIK Interest	(g)(h)(i)(j)(k)*(EUR)	Consumer Durables & Apparel			12/31/2022	N/A	—	—
Hilding Anders (SWE), Class A Common Stock	(g)(j)(k)(m)*(SEK)					4,503,411	132	—
Hilding Anders (SWE), Class B Common Stock	(g)(j)(k)(m)*(SEK)					574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(g)(j)(k)(m)*(SEK)					213,201	—	—
Hilding Anders (SWE), Equity Options	(g)(j)(k)(m)*(SEK)				12/31/2020	236,160,807	14,988	3,772
Home Partners of America, Warrants	(g)(n)*	Real Estate			8/7/2024	2,675	292	807
Home Partners of America, Common Stock	(g)(n)*					100,044	101,876	124,297
Jones Apparel Holdings, Inc., Common Stock	(g)*	Consumer Durables & Apparel				5,451	872	2,181

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(g)(j)(k)*(AUD)	Consumer Services				N/A	$2,091	$2,106
KKR BPT Holdings Aggregator, LLC, Membership Interest	(g)(j)(m)*	Diversified Financials				N/A	12,500	7,541
Louisiana-Pacific Corp, Lien Reserve Claim	(g)*	Materials			9/15/2024	380	—	380
NBG Home, Common Stock	(g)*	Consumer Durables & Apparel				1,903	2,565	2,691
Nine West Holdings, Inc., Common Stock	(g)*	Consumer Durables & Apparel				5,451	6,541	—
Petroplex Acidizing Inc., Warrants	(g)*	Energy				8	—	—
Polyconcept North America, Inc., Class A-1 Units	(g)*	Consumer Durables & Apparel				29,376	2,938	2,580
PQ Corp., Class B Common Stock	*	Materials				270,885	3,337	4,673
Sentry Holdings, Ltd. (JEY), Common Shares A	(g)(j)(k)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(g)(j)(k)*(GBP)					6,113,719	9,064	9,323
SquareTwo Financial Corp., Series A Preferred Stock	(g)(h)(i)*	Diversified Financials	12.50% PIK (12.50% Max PIK)			16,044	5,457	—
Stuart Weitzman Inc., Common Stock	(g)*	Consumer Durables & Apparel				5,451	—	—
Towergate (GBR), Ordinary Shares	(g)(j)(k)*(GBP)	Insurance				116,814	173	178
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	9,051

Total Equity/Other							$264,455	$204,694

Total Investments, excluding Short Term Investments — 147.7%							$4,160,071	$4,014,352

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Short Term Investments—0.0%
Goldman Sachs Financial Square Funds—Treasury Instruments Fund			0.76%			$737,731	$738	$738

Total Short Term Investments							$738	$738

TOTAL INVESTMENTS — 147.7%(p)							$4,160,809	$4,015,090

LIABILITIES IN EXCESS OF OTHER ASSETS—(47.7%)								(1,295,882)

NET ASSETS—100.0%								$2,719,208

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

A summary of outstanding financial instruments at September 30, 2017 is as follows:

Foreign Currency forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2017	Unrealized Appreciation (Depreciation)
AUD	Oct 31, 2017	JP Morgan Chase Bank	A$	13,161 Sold	$10,343	$10,321	$22
AUD	Oct 31, 2017	JP Morgan Chase Bank	A$	8,102 Sold	6,367	6,353	14
CAD	Sep 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,595	733
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	97,980 Sold	112,267	115,853	(3,586)
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	27,300 Sold	31,281	32,280	(999)
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	27,300 Bought	(32,089)	(32,280)	191
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	5,641 Sold	6,357	6,940	(583)
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	22,300 Sold	26,298	27,436	(1,138)
GBP	Oct 11, 2017	JP Morgan Chase Bank	£	10,224 Sold	13,319	13,704	(385)

Total					$203,471	$209,202	$(5,731)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $125,547	0.026% on EUR notional amount of €112,296	12/31/2017	$—	$(7,511)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $12,927	1.006% on GBP notional amount of £8,412	12/31/2017	—	1,575
JPMorgan Chase Bank, N.A	2.200% on USD notional amount of $69,132	0.000% on EUR notional amount of €65,250	12/31/2019	—	(8,507)
JPMorgan Chase Bank, N.A	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	—	(2,904)

				$—	$(17,347)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Depreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$1,481	$1,481
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,174	1,174

					$—	$2,655	$2,655

As of September 30, 2017, for the above contracts and/or agreements, the Company had sufficient cash and/or securities to cover commitments or collateral requirements, if any, of the relevant broker or exchange.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Represents maturity of debt securities and expiration of applicable equity investments.
(d)	Denominated in U.S. dollars unless otherwise noted.
(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(f)	Security or portion thereof was held within CCT New York Funding LLC (formerly, CCT SE I LLC) and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of September 30, 2017.
(g)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors. (see Note 2).
(h)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
(i)	Investment was on non-accrual status as of September 30, 2017.
(j)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 76.3% of the Company’s total assets represented qualifying assets as of September 30, 2017.
(k)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(l)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

(m)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at September 30, 2017 represented 17.9% of the Company’s net assets. Fair value as of September 30, 2017 along with transactions during the six months ended September 30, 2017 in these controlled investments were as follows (amounts in thousands):

	Fair Value at December 31, 2016	Nine Months Ended September 30, 2017			Fair Value at September 30, 2017	Nine Months Ended September 30, 2017
Controlled Investments		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$49,157	$—	$—	$(9,130)	$40,027	$—	$—	$—	$7,178
Guardian Investors, LLC	3,704	—	(5,919)	3,016	801	(3,413)	—	—	—
Hilding Anders
Subordinated Debt	84,693	5,176	(29,877)	35,359	95,351	(7,428)	8,114	—	—
Class A Common Stock	—	—	—	—	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	2,253	—	—	1,519	3,772	—	—	—	—
Innovating Partners, LLC	4,372	—	(7,165)	3,811	1,018	(4,441)	—	—	—
KKR BPT Holdings Aggregator, LLC	9,835	500	(1,200)	(1,594)	7,541	—	—	—	—
Strategic Credit Opportunities Partners, LLC	98,998	201,628	—	(1,420)	299,206	—	—	—	8,614
Toorak Capital Partners, LLC	6,984	29,219	—	3,964	40,167	—	—	—	—

	$259,996	$236,523	$(44,161)	$35,525	$487,883	$(15,282)	$8,114	$—	$15,792

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to condensed consolidated financial statements.

(n)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2017 represented 8.2% of the Company’s net assets. Fair value as of September 30, 2017 along with transactions during the six months ended September 30, 2017 in these affiliated investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2017	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	8,733	—	—	(3,549)	5,184	—	—	—	—
Home Partners of America, Inc.
Subordinated Debt	—	73,692	—	2,808	76,500	—	4,597	—	—
Common Stock	113,013	2,150	—	9,134	124,297	—	—	—	—
Warrants	607	—	—	200	807	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	20,502	6,138	—	(9,112)	17,528	—	—	—	—

Totals	$142,855	$81,980	$—	$(519)	$224,316	$—	$4,597	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	Includes payment-in-kind interest income.
(o)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.
(p)	As of September 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $147,395; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $293,114; the net unrealized depreciation was $145,719; and the aggregate cost of securities for Federal income tax purposes was $4,160,809.
*	Non-income producing security.
(1)	Not used
(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2017 was 1.33%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(3)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2017 was 1.23%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(4)	The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at September 30, 2017 was 1.78%. The current base rate for each investment may be different from the reference rate on September 30, 2017.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Condensed Consolidated Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(in thousands, except share amounts)

(5)	The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at September 30, 2017 was (0.33%). The current base rate for each investment may be different from the reference rate on September 30, 2017.
(6)	The interest rate on these investments is subject to a base rate of 3-Month PRIME rate, which at September 30, 2017 was 4.25%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(7)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at September 30, 2017 was 1.27%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(8)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2017 was 1.51%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(9)	The interest rate on these investments is subject to a base rate of 1-Month EURIBOR, which at September 30, 2017 was (0.37%). The current base rate for each investment may be different from the reference rate on September 30, 2017.
(10)	The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at September 30, 2017 was 1.42%. The current base rate for each investment may be different from the reference rate on September 30, 2017.

Abbreviations:

AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.784 as of September 30, 2017.

CAD - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / US $0.801 as of September 30, 2017.

EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.182 as of September 30, 2017.

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.340 as of September 30, 2017.

SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.123 as of September 30, 2017.

AUS - Australia

CAN - Canada

CYM - Cayman Islands

GBR - United Kingdom

IRL - Ireland

JEY - Jersey

LUX - Luxembourg

SGP - Singapore

SPN - Spain

SWE - Sweden

VGB - British Virgin Islands

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK - PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

P = PRIME - U.S. Prime Rate

CDOR = Canadian Banker Acceptance Rate

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Polyconcept North America Holdings, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	$2,938	$2,708
PQ Corp., Class B Common Stock	(f)*	Materials				18,059	3,337	3,077
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(g)(i)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(g)(i)*(GBP)					6,113,719	9,064	6,962
SquareTwo Financial Corp., Series A Preferred Stock	(f)(k)	Diversified Financials	12.50%			16,044	$5,457	$—
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	1,249
Towergate (GBR), Ordinary Shares	(f)(g)(i)*(GBP)	Insurance				116,814	173	133
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	9,107
Total Equity/Other							$212,140	$183,488

Total Investments, excluding Short Term Investments — 145.9%							$4,326,917	$4,025,287

Short Term Investments—0.0%
Goldman Sachs Financial Square Funds—Prime Obligations Fund FST Preferred Shares	(u)		0.74%			5,522	$6	$6
Total Short Term Investments							$6	$6

TOTAL INVESTMENTS — 145.9%(v)							$4,326,923	$4,025,293

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.8%)								(1,265,961)

NET ASSETS—100.0%								$2,759,332

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Collateral on Deposit with Custodian—3.4%
Bank of Nova Scotia—Certificate of Deposit					3/31/2017	$95,000	$95,000	$95,000

Total Collateral on Deposit with Custodian							$95,000	$95,000

Derivative Instruments (Note 4)—1.5%
Cross currency swaps	(f)						$—	26,497
Foreign currency forward contracts	(f)						—	3,504
Interest rate swaps	(f)						—	8,862
Total return swaps	(f)(g)						—	3,397

Total Derivative Instruments							$—	$42,260

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Represents maturity of debt securities and expiration of applicable equity investments.
(d)	Denominated in U.S. dollars unless otherwise noted.
(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Directors (see Note 2).
(g)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.7% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(h)	Security or portion thereof was held within CCT New York Funding LLC (formerly, CCT SE I LLC) and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of December 31, 2016.

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

Corporate Capital Trust, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(o)	Security or portion thereof is held within Paris Funding, LLC and is pledged as collateral supporting the amounts outstanding under the committed facility agreement with BNP Paribas Prime Brokerage, Inc. and eligible to be hypothecated as allowed under Rule 15c2-1(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) subject to the limits of the rehypothecation agreement by and between these parties. See Note 10 “Borrowings” for additional information.
(p)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.
(q)	Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2016 represented 6.3% of the Company’s net assets. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these controlled investments were as follows (amounts in thousands):

		Year Ended December 31, 2016				Year Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$52,126	$—	$—	$(2,969)	$49,157	$—	$—	$—	$4,001
Guardian Investors, LLC	11,821	—	(1,569)	(6,548)	3,704	—	—	—	894
Hilding Anders
Subordinated Debt	—	144,305	—	(59,612)	84,693	—	—	—	—
Arle PIK Interest	—	—	—	—	—	—	—	—	—
Class A Common Stock	—	132	—	(132)	—	—	—	—	—
Class B Common Stock	—	25	—	(25)	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	—	14,988	—	(12,735)	2,253	—	—	—	—
Innovating Partners, LLC	16,826	—	(2,509)	(9,945)	4,372	—	—	—	1,182
KKR BPT Holdings Aggregator, LLC	7,125	3,700	—	(990)	9,835	—	—	—	—
Strategic Credit Opportunities Partners, LLC	—	92,400	—	6,598	98,998	—	— —	—	—
Toorak Capital Partners, LLC	—	6,984	—	—	6,984	—	—	—	—

Totals	$87,898	$262,534	$(4,078)	$(86,358)	$259,996	$—	$—	$—	$6,077

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(r)	Security is pledged as collateral supporting the amounts outstanding under the repurchase agreement with Credit Suisse Securities (Europe) Limited. See Note 10. “Borrowings” for additional information.
(s)	Expiration date contingent on certain events pursuant to underlying agreements.
(t)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.
(u)	7-day effective yield as of December 31, 2016.
(v)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $90,073; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $388,565; the net unrealized depreciation was $298,492; and the aggregate cost of securities for Federal income tax purposes was $4,323,785.
*	Non-income producing security.

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

The Company sold approximately 141 million shares of common stock through its initial continuous public offering (the “Initial Offering”) and approximately 181 million shares of common stock through its follow-on continuous public offering (the “Follow-On Offering”). The Initial Offering and Follow-On Offering are collectively referred to as the “Offerings.” The Offerings are closed to investors.

On April 3, 2017, the Company’s board of directors (the “Board”) unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of the Company’s shares of common stock on a national securities exchange (the “Listing”). The Company has applied to list its shares of common stock on the New York Stock Exchange (“NYSE”) under the symbol “CCT,” and the application has been approved by NYSE. The Company received shareholder approval of certain proposals related to the proposed amendments to the Company’s charter during its annual meeting of shareholders that concluded on September 21, 2017. Subject to market conditions and final Board approval, the Company continues to take steps to prepare for the commencement of trading of its shares of common stock on the NYSE. There can be no assurance that the Company will be able to complete the Listing in any certain timeframe or at all.

In connection with the potential Listing, the Board also approved a new investment advisory agreement (the “Proposed Advisory Agreement”) with KKR, which will become effective following the satisfaction of certain conditions, including the Listing. Concurrent with the Listing, KKR will acquire certain of CNL’s assets primarily used in its current role as investment advisor to the Company, and in connection with that transaction, KKR will become the sole investment advisor of the Company. KKR and CNL have agreed to recommend that the Board establish a special advisory committee comprised of individuals designated by KKR, including at least one CNL-affiliated representative, to provide the Board with the ability to consult with certain designated personnel affiliated with CNL from time to time.

As of September 30, 2017 the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (formerly CCT SE I LLC, “CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC, (collectively, the “Taxable Subsidiaries”), wholly-owned subsidiaries which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s Board is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the Board, based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

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

Derivative Instruments – The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps and interest rate swaps and, until June 30, 2017, the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) was composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.

2. Significant Accounting Policies (continued)

Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities and term loan and the TRS are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. The amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations.

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

2. Significant Accounting Policies (continued)

Distributions – Distributions are generally declared monthly by the Company’s Board and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our Board or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date.

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

As of September 30, 2017, the Company has revised its investment categories to reclassify investments that were previously categorized as Structured Products and Equity/Other to three new categories of Asset Based Finance, Strategic Credit Opportunities Partners (“SCJV”) and Equity/Other. This revision separates the equity investment in the Company’s joint venture, SCJV, from other equity investments and better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets. The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

2. Significant Accounting Policies (continued)

The following table provides additional details of the fair value of investments reclassified by category as of December 31, 2016 (in thousands):

	As Filed December 31, 2016	Adjustments	Adjusted December 31, 2016
Asset Category
Asset Based Finance	$—	$344,305	$344,305
Strategic Credit Opportunities Partners, LLC	—	98,998	98,998
Structured Products	210,871	(210,871)	—
Equity/Other	415,920	(232,432)	183,488

Total	$626,791	$—	$626,791

The Company also separately presented investment advisor expenses in the condensed consolidated statements of operations. This expense was previously included with other operating expenses and has been reclassified for all periods presented.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company is currently evaluating the impact of ASU No. 2014-09, and cannot currently quantify the impact of ASU No. 2014-09.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company does not expect this ASU to have a material impact on the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on December 31, 2016 and the adoption has not materially impacted the presentation of the Company’s consolidated statement of cash flows.

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

As of September 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following (in thousands):

	As of September 30, 2017
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,584,165	$1,552,568	38.7%	57.1%
Second Lien Senior Secured Loans	1,059,904	1,035,219	25.8	38.1
Other Senior Secured Debt	117,164	113,746	2.8	4.2

Total Senior Debt	2,761,233	2,701,533	67.3	99.4
Subordinated Debt	516,182	514,088	12.8	18.9
Asset Based Finance	324,173	294,831	7.3	10.9
Strategic Credit Opportunities Partners, LLC	294,028	299,206	7.5	11.0
Equity/Other	264,455	204,694	5.1	7.5

Subtotal	4,160,071	4,014,352	100.0%	147.7%

Short Term Investments	738	738		—

Total Investments	$4,160,809	$4,015,090		147.7%

	As of December 31, 2016
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,641,759	$1,547,100	38.4%	56.1%
Second Lien Senior Secured Loans	1,131,035	1,074,183	26.7	38.9
Senior Secured Bonds	177,826	134,786	3.4	4.9

Total Senior Debt	2,950,620	2,756,069	68.5	99.9
Subordinated Debt	683,640	642,427	16.0	23.3
Asset Based Finance	388,117	344,305	8.5	12.5
Strategic Credit Opportunities Partners, LLC	92,400	98,998	2.5	3.6
Equity/Other	212,140	183,488	4.5	6.6

Subtotal	4,326,917	4,025,287	100.0%	145.9%

Short Term Investments	6	6		—

Total Investments	$4,326,923	$4,025,293		145.9%

As of September 30, 2017, debt investments on non-accrual status represented 1.7% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 5.5% and 1.6% of total investments on an amortized cost basis and fair value basis, respectively. The decrease in the percentage of investments on non-accrual status is due to investments that were restructured or sold during the period.

3. Investments (continued)

In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which the Company has invested a total of $155.93 million as of September 30, 2017, based on amortized cost, was placed into receivership. The Company’s investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of €141.34 million) and equity warrants with a cost of $9.42 million. On June 29, 2017, the Company and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. The Company’s portion of Facility A has a par amount of €82.06 million ($96.98 million as of September 30, 2017) and the Company’s portion of Facility B has a par amount of €59.28 million ($70.06 million as of September 30, 2017). Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of September 30, 2017, the Company’s investments in Amtek have an aggregate fair value of $134.60 million.

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of September 30, 2017 and December 31, 2016 were as follows:

Industry Composition	September 30, 2017	December 31, 2016
Capital Goods	18.7%	21.2%
Software & Services	9.7	8.7
Diversified Financials	8.6	8.0
SCJV	7.5	2.4
Retailing	7.2	7.9
Materials	7.0	6.0
Consumer Durables & Apparel	5.9	4.2
Automobiles & Components	5.6	5.9
Real Estate	5.0	5.4
Technology Hardware & Equipment	4.5	4.4
Health Care Equipment & Services	4.0	4.9
Transportation	3.9	4.0
Household & Personal Products	2.6	0.9
Commercial & Professional Services	2.5	2.1
Energy	2.1	4.0
Consumer Services	1.7	3.0
Food & Staples Retailing	1.4	1.3
Telecommunication Services	0.6	0.9
Food, Beverage & Tobacco	0.6	1.4
Semiconductors & Semiconductor Equipment	0.5	—
Media	0.2	0.9
Insurance	0.2	1.1
Pharmaceuticals, Biotechnology & Life Sciences	—	1.4

Total	100.0%	100.0%

Geographic Dispersion (1)
United States	87.2%	83.7%
Singapore	3.4	3.5
Luxembourg	2.9	4.7
Sweden	2.5	2.2
Ireland	1.6	2.2
Canada	1.3	—
British Virgin Islands	0.4	0.5
United Kingdom	0.4	1.5
Jersey	0.2	—
Australia	0.1	0.3
Cayman Islands	—	0.7
Spain	—	0.5
Remaining Countries	—	0.2

Total	100.0%	100.0%

3. Investments (continued)

Local Currency	September 30, 2017	December 31, 2016
U.S. Dollar	91.6%	88.7%
Euro	7.3	8.6
Canadian Dollar	0.7	—
British Pound Sterling	0.2	2.3
Swedish Krona	0.1	0.1
Australian Dollar	0.1	0.3

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

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

In August 2016, the Company and Conway completed the initial funding of SCJV. As part of the initial funding, the Company sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. The Company recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In September 2017, the Company sold investments with a fair value of $373.05 million to SCJV, in exchange for cash and $201.63 million equity interest in SCJV. The Company recognized a net realized gain of $3.43 million in connection with the transaction.

On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “BAML Credit Agreement”), with Bank of America Merrill Lynch. The BAML Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the BAML Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the BAML Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the BAML Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding also pays a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. The BAML Credit Facility matures on August 15, 2018. As of September 30, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $132.20 million and $152.00 million, respectively.

On September 29, 2017, Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “GS Credit Agreement”), with Goldman Sachs Bank. The GS Credit Agreement established a revolving credit facility which provides for up to $250 million in total commitments to Jersey City Funding (the “GS Credit Facility”), and is secured by substantially all of the assets of Jersey City Funding. The stated borrowing rate under the GS Credit Facility may take the form of either base rate loans or foreign currency rate loans and may be converted to either or during the term of the loan by delivering a notice to the GS Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the GS Credit Agreement. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency as defined in the GS Credit Agreement. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of September 30, 2017, total outstanding borrowings under the GS Credit Facility were $167.14 million.

3. Investments (continued)

As of September 30, 2017 and December 31, 2016, SCJV had total investments with a fair value of $579.98 million and $248.60 million, respectively. As of September 30, 2017 and December 31, 2016, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017		December 31, 2016
Total debt investments (1)	$523,462		$250,320
Weighted average current interest rate on debt investments (2)	8.00%		7.08%
Number of borrowers in SCJV	41		36
Largest loan to a single borrower (1)	£40,546		$21,214
Unfunded Commitments	$57,425	(3)	$—

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
(3)	As of the date of this filing, $41,764 of unfunded commitments expired.

Strategic Credit Opportunities Partners, LLC Portfolio

As of September 30, 2017 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(b)	Cost	Fair Value
First Lien Senior Secured Loan—105.8%
A10 Capital, LLC	(1)	Real Estate	L + 700	1.00%	1/21/2022	$32,688	$33,342	$33,342
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	8,744	8,660	8,815
Acosta Holdco, Inc.	(e)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,002	3,785	3,557
American Freight, Inc.	(1)	Retailing	L + 625	1.00%	10/31/2020	31,791	31,791	31,791
Bay Club, Co.	(e)(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,910	8,979	9,043
Belk, Inc.	(2)	Retailing	L + 475	1.00%	12/12/2022	4,165	3,736	3,505
Brand Energy	(2)	Capital Goods	L + 425	1.00%	6/21/2024	7,981	7,961	8,032
Casual Dining Group, Ltd. (GBR)	(c)(2)(GBP)	Consumer Services	L + 825		12/11/2020	£40,546	50,216	50,089
Commercial Barge Line, Co.	(e)(1)	Transportation	L + 875	1.00%	11/12/2020	$7,128	6,830	5,685
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019	3,167	3,006	2,503
Dentix (SPN)	(c)(3)(EUR)	Health Care Equipment & Services	E + 825		12/14/2021	€19,398	24,860	24,979
Grocery Outlet, Inc.	(e)(2)	Food & Staples Retailing	L + 350	1.00%	10/21/2021	$1,281	1,268	1,280
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 325	0.75%	8/18/2023	2,636	2,646	2,650
KeyPoint Government Solutions, Inc.	(e)(2)	Capital Goods	L + 600	1.00%	4/18/2024	20,926	20,870	20,870
Koosharem, LLC	(e)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,051	19,140	20,120
Marshall Retail Group, LLC	(2)	Retailing	L + 600	1.00%	8/25/2020	16,262	15,270	15,270

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(b)	Cost	Fair Value
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022	7,019	7,076	7,050
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,961	1,972	1,988
NMI Holdings, Inc.	(1)	Insurance	L + 675	1.00%	11/8/2019	37,146	37,518	37,518
Raley’s	(e)(1)	Food & Staples Retailing	L + 625	1.00%	5/18/2022	4,234	4,215	4,282
RedPrairie Corp.	(1)	Software & Services	L + 350	1.00%	10/12/2023	11,204	11,154	11,289
Savers, Inc.	(e)(4)	Retailing	P + 375	1.25%	7/9/2019	9,870	9,039	9,271
Standard Aero, Ltd	(1)	Capital Goods	L + 425	1.00%	7/7/2022	987	993	996
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020	19,135	18,636	19,229
TruGreen, LP	(1)	Consumer Services	L + 400	1.00%	4/13/2023	9,900	10,047	10,036
Utility One Source LP	(e)(1)	Capital Goods	L + 550	1.00%	4/18/2023	7,784	7,710	7,998
Vee Pak, LLC	(e)(1)	Household & Personal Products	L + 575	1.00%	3/9/2023	10,720	10,649	10,649

Total First Lien Senior Secured Loan							$361,369	$361,837

Second Lien Senior Secured Loan—26.0%
Bon-Ton Department Stores, Inc.	(2)	Retailing	L + 950	1.00%	3/18/2021	$13,529	$13,249	$13,249
Grocery Outlet, Inc.	(e)(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	30,000	30,281	30,281
Press Ganey Holdings, Inc.	(1)	Health Care Equipment & Services	L + 725	1.00%	10/21/2024	6,703	6,853	6,853
Sungard Public Sector LLC	(e)(2)	Software & Services	L + 850	1.00%	1/31/2025	8,236	8,255	8,255
Vencore, Inc.	(e)(2)	Capital Goods	L + 875	1.00%	5/23/2020	30,000	30,281	30,281

Total Second Lien Senior Secured Loan							$88,919	$88,919

Other Senior Secured Debt—6.5%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,782	$8,945
GCP Applied Technologies, Inc.	(d)	Materials	9.50%		2/1/2023	4,796	5,390	5,419
Guitar Center, Inc.	(d)	Retailing	6.50%		4/15/2019	8,523	7,904	7,735

Total Other Senior Secured Debt							$21,076	$22,099

Total Senior Debt							$471,364	$472,855

Subordinated Debt—14.1%
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	$7,426	$7,486	$7,556
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	7,211	7,471	7,752
Hillman Group, Inc.	(d)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,077	2,227
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,523	7,903
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,395	7,607

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
Platform Specialty Products Corp.	(d)	Materials	10.38%		5/1/2021	6,813	7,078	7,426
Solera Holdings, Inc.	(d)	Software & Services	10.50%		3/1/2024	6,818	7,423	7,762

Total Subordinated Debt							$46,453	$48,233

Asset Based Finance—17.2%
GA Capital Specialty Lending Fund, Limited Partnership Interest		Diversified Financials				N/A	$58,889	$58,889

Total Asset Based Finance							$58,889	$58,889

TOTAL INVESTMENTS — 169.6%							$576,706	$579,977

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(d)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(e)	This investment is held by both the Company and SCJV as of September 30, 2017.
(1)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2017 was 1.23%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(2)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2017 was 1.33%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(3)	The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at September 30, 2017 was (0.33)%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(4)	The interest rate on these investments is subject to a base rate of 3-Month PRIME rate, which at September 30, 2017 was 4.25%. The current base rate for each investment may be different from the reference rate on September 30, 2017.

Abbreviations:

GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US $1.340 as of September 30, 2017.

EUR - Euro; local currency investment amount is denominated in Euros. €1/US.$1.182 as of September 30, 2017.

GBR - United Kingdom

SPN - Spain

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P = PRIME - U.S. Prime Rate

E = EURIBOR - Euro Interbank Offered Rate

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount(b)	Cost	Fair Value
First Lien Senior Secured Loans —130.9%
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

Abbreviations:

GBR - United Kingdom

L - LIBOR - London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$579,977	$248,602
Cash and other assets	88,336	16,876

Total assets	$668,313	$265,478

Debt	$299,336	$152,000
Other liabilities	27,028	338

Total liabilities	$326,364	$152,338

Member’s equity	$341,949	$113,140

Below is selected statement of operations information for SCJV for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Selected Statement of Operation Information
Total investment income	$4,487	$13,728
Expenses
Interest expense	1,311	3,654
Custodian and accounting fees	(48)	57
Administrative services	114	143
Professional services	20	45
Director fees and expenses	2	5
Other	2	4

Total expenses	1,401	3,908

Net investment income	3,086	9,820
Net realized and unrealized losses	(459)	(1,598)

Net increase in net assets resulting from operations	$2,627	$8,222

4. Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	September 30, 2017	December 31, 2016
Cross currency swaps	Unrealized appreciation on swap contracts	$1,575	$26,748
Cross currency swaps	Unrealized depreciation on swap contracts	(18,922)	(251)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	960	3,504
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(6,691)	—
Interest rate swaps	Unrealized appreciation on swap contracts	2,655	8,862
TRS	Unrealized appreciation on swap contracts	—	3,397

Total		$(20,423)	$42,260

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2017 and 2016 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2017	2016	2017	2016
Cross currency swaps	Net realized gains on swap contracts	$808	$1,326	$12,854	$7,997
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	(7,848)	(4,029)	(7,926)	(2,946)
Interest rate swaps	Net realized gains (losses) on swap contracts	2,663	(1,055)	1,914	(3,121)
TRS	Net realized gains on swap contracts	—	3,197	3,014	8,896

Total		$(4,377)	$(561)	$9,856	$10,826

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2017	2016	2017	2016
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$(9,037)	$(1,942)	$(43,844)	$2,055
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,746	2,126	(9,235)	(1,735)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on swap contracts	(4,521)	6,420	(6,207)	(12,633)
TRS	Net change in unrealized appreciation (depreciation) on swap contracts	—	8,880	(3,397)	18,390

Total		$(10,812)	$15,484	$(62,683)	$6,077

4. Derivative Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$4,457	$—	$—	$—	$4,457
State Street Bank and Trust Company	733	—	—	—	733

Total	$5,190	$—	$—	$—	$5,190

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$25,613	$—	$—	$—	$25,613

Total	$25,613	$—	$—	$—	$25,613

	As of December 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$3,397	$—	$—	$—	$3,397
J.P. Morgan Chase Bank	39,114	—	—	—	39,114

Total	$42,511	$—	$—	$—	$42,511

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$251	$—	$—	$—	$251

Total	$251	$—	$—	$—	$251

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

As of September 30, 2017 and December 31, 2016, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of September 30, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2017	Unrealized Appreciation
AUD	Oct 31, 2017	JP Morgan Chase Bank	A$	13,161 Sold	$10,343	$10,321	$22
AUD	Oct 31, 2017	JP Morgan Chase Bank	A$	8,102 Sold	6,367	6,353	14
CAD	Sep 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,595	733
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	97,980 Sold	112,267	115,853	(3,586)
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	27,300 Sold	31,281	32,280	(999)
EUR	Oct 11, 2017	JP Morgan Chase Bank	€	27,300 Bought	(32,089)	(32,280)	191
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	5,641 Sold	6,357	6,940	(583)
EUR	Jul 8, 2019	JP Morgan Chase Bank	€	22,300 Sold	26,298	27,436	(1,138)
GBP	Oct 11, 2017	JP Morgan Chase Bank	£	10,224 Sold	13,319	13,704	(385)

Total					$203,471	$209,202	$(5,731)

As of December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2016	Unrealized Appreciation
AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	$2,720	$2,637	$83
AUD	Apr 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	10,554	10,131	423
EUR	Jan 12, 2017	JP Morgan Chase Bank	€	8,800 Sold	9,871	9,269	602
EUR	Apr 7, 2017	JP Morgan Chase Bank	€	141,500 Sold	150,242	149,673	569
EUR	Jul 7, 2017	JP Morgan Chase Bank	€	27,300 Sold	30,812	29,009	1,803
EUR	Jan 14, 2020	JP Morgan Chase Bank	€	21,000 Sold	23,747	23,723	24

Total					$227,946	$224,442	$3,504

4. Derivative Instruments (continued)

As of September 30, 2017 and December 31, 2016, the Company’s open cross currency swaps were as follows ($ in thousands).

As of September 30, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $125,547	0.026% on EUR notional amount of €112,296	12/31/2017	$(7,511)
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $12,927	1.006% on GBP notional amount of £8,412	12/31/2017	1,575
JPMorgan Chase Bank, N.A	2.200% on USD notional amount of $69,132	0.000% on EUR notional amount of €65,250	12/31/2019	(8,507)
JPMorgan Chase Bank, N.A	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(2,904)

				$(17,347)

As of December 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JPMorgan Chase Bank, N.A	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(251)
JPMorgan Chase Bank, N.A	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	8,040
JPMorgan Chase Bank, N.A	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,946
JPMorgan Chase Bank, N.A	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,762

				$26,497

As of September 30, 2017 and December 31, 2016, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $447.17 million and $526.50 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of September 30, 2017 and December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of September 30, 2017				Hedges As of September 30, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	351,488	$412,899	$294,612	€	303,467	$338,793
Canadian Dollars	C$	35,641	28,479	27,993	C$	35,650	29,328
British Pound Sterling	£	—	—	—	£	47,761	62,338
Australian Dollars	A$	—	—	—	A$	21,263	16,710

Total			$441,378	$322,605			$447,169

4. Derivative Instruments (continued)

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016				Hedges As of December 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	425,326	$447,315	$339,838	€	355,146	$389,690
British Pound Sterling	£	70,607	87,136	86,770	£	76,886	114,190
Australian Dollars	A$	31,021	22,360	11,813	A$	30,887	22,616

Total			$556,811	$438,421			$526,496

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

The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

As of September 30, 2017 and December 31, 2016, the Company’s open interest rate swaps were as follows ($ in thousands).

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$1,481	$1,481
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,174	1,174

					$—	$2,655	$2,655

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$1,687	$1,687
JPMorgan Chase Bank, N.A	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,443	1,443
JPMorgan Chase Bank, N.A	$400,000	3-Month LIBOR	1.43%	12/31/2020	—	5,732	5,732

					$—	$8,862	$8,862

4. Derivative Instruments (continued)

Equity Options and Warrants:

The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.2% and 0.4% of the Company’s net assets as of each of September 30, 2017 and December 31, 2016, respectively.

Below is a summary of the Company’s investments in equity options and warrants as of September 30, 2017 and December 31, 2016 (in thousands, except share amounts):

			As of September 30, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2017	9,991	$4,636	$—
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	4,785	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	3,772
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	807
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$24,701	$4,579

			As of December 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2017	9,991	$4,636	$3,379
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	4,785	3,413
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	607
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	—	1,400
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—

Total			$26,091	$11,052

(1)	Expiration date contingent on certain events pursuant to underlying agreements.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2017 and December 31, 2016 generally reflect the volume of derivative activity throughout the periods presented.

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

4. Derivative Instruments (continued)

Halifax Funding received quarterly from BNS (i) all collected interest and fees generated by the TRS assets and (ii) realized gains from the sale or principal payments/paydowns of TRS assets, if any. Halifax Funding paid to BNS (i) a financing charge on the TRS settled notional amount at a rate equal to the three- month LIBOR plus 1.40% per annum and (ii) realized losses, if any, related to the TRS assets. In addition, upon the termination of the TRS arrangement, Halifax Funding paid to BNS any net realized loss, on the liquidation of TRS assets.

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

December 31, 2016
Settled notional amount	$225,919
Unsettled additions	37,737
Unsettled deletions	(4,967)

Total notional amount	$258,689

The following table summarizes the fair value components of the TRS portfolio (in thousands):

December 31, 2016
Interest and fee income	$4,215
Financing charge	(869)
Net realized gains	441
Net unrealized depreciation of TRS assets	(390)

TRS total fair value	$3,397

The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and fee income	$—	$4,639	$11,526	$14,390
Financing charge (1)	—	(1,648)	(10,131)	(4,616)
Net realized gains (losses)	—	206	1,619	(878)

Net realized gains on derivative instruments related to the TRS	$—	$3,197	$3,014	$8,896

(1)	Financing charge for the nine months ended September 30, 2017 includes a make-whole fee of $6.40 million.

4. Derivative Instruments (continued)

The following is a summary of the TRS assets as of December 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
First Lien Senior Secured Loans
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	06/15/2023	$6,795	$6,928	$133
ABILITY Network, Inc. (d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	11,370	11,402	32
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	08/19/2021	2,829	2,780	(49)
Applied Systems, Inc. (c) (d)	Software & Services	L + 300	1.00%	1/25/2021	648	646	(2)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,515	2,544	29
Bay Club Co. (c)	Consumer Services	L + 650	1.00%	8/31/2022	4,371	4,333	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,360	108
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,452	11,194	(258)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,569	4,512	(57)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,838	4,403	(435)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,678	(98)
Distribution International, Inc. (c) (d)	Retailing	L + 500	1.00%	12/15/2021	9,783	9,013	(770)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,735	8,303	(432)
Emerald Expositions Holding, Inc. (c)	Media	L + 375	1.00%	6/17/2020	4,291	4,290	(1)
Emerald Performance Materials, LLC (c)	Materials	L + 350	1.00%	7/30/2021	634	633	(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,927	4,842	(85)
Gymboree Corp. (d)	Retailing	L + 350	1.50%	2/23/2018	918	534	(384)
Heartland Dental Care, LLC (c)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,034	1,027	(7)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,779	9,786	7
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	5,981	6,121	140
inVentiv Health, Inc. (c)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,541	5,493	(48)
iPayment, Inc. (d)	Software & Services	L + 525	1.50%	5/8/2017	13,563	13,170	(393)
Koosharem, LLC (c) (d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	1,802	1,800	(2)
MCS AMS Sub-Holdings, LLC (d)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,824	12,428	1,604
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,707	7,637	(1,070)
P2 Energy Solutions, Inc. (c)	Software & Services	L + 400	1.00%	10/30/2020	4,638	4,386	(252)
Plaskolite, LLC (c) (d)	Materials	L + 475	1.00%	11/3/2022	3,232	3,205	(27)
PQ Corp. (c)	Materials	L + 425	1.00%	11/4/2022	696	694	(2)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	4,853	4,902	49
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	6,704	6,598	(106)
Sequa Corp. (c) (d)	Capital Goods	L + 400	1.25%	6/19/2017	677	668	(9)
TIBCO Software, Inc. (d)	Software & Services	L + 550	1.00%	12/4/2020	10,700	10,946	246
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,871	6,631	(240)
TRUGREEN LIMITED PARTNERSHIP	Consumer Services	L + 550	1.00%	4/13/2023	4,894	5,023	129
Vertafore Inc (c)	Software & Services	L + 325	1.00%	6/30/2023	1,039	1,034	(5)
GYP Holdings III Corp.	Capital Goods	L + 375	1.00%	4/1/2021	8,268	8,382	114

Total First Lien Senior Secured Loans					202,506	200,326	(2,180)

Second Lien Senior Secured Loans
Applied Systems, Inc. (d)	Software & Services	L + 650	1.00%	1/24/2022	7,706	7,698	(8)
Emerald Performance Materials, LLC	Materials	L + 775	1.00%	8/1/2022	2,043	2,035	(8)
Grocery Outlet, Inc. (c) (d)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,996	(15)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	1,011	31
NEP Group, Inc. (d)	Media	L + 875	1.25%	7/22/2020	8,166	8,260	94
P2 Energy Solutions, Inc. (c) (d)	Software & Services	L + 800	1.00%	4/30/2021	3,038	3,038	—
Talbots, Inc. (c)	Retailing	L + 850	1.00%	3/19/2021	3,013	2,988	(25)

Total Second Lien Senior Secured Loans					29,957	30,026	69

Other Senior Secured Debt
Artesyn Technologies, Inc. (d)	Technology Hardware & Equipment	9.75%		10/15/2020	3,640	3,185	(455)
Direct ChassisLink, Inc. (d)	Transportation	10.00%		6/15/2023	12,084	12,447	363

Total Other Senior Secured Debt					15,724	15,632	(92)

Subordinated Debt
GCI, Inc. (d)	Telecommunication Services	6.75%		6/1/2021	1,002	1,027	25
Solera Holdings, Inc. (d)	Software & Services	10.50%		3/1/2024	9,500	11,288	1,788

Total Subordinated Debt					10,502	12,315	1,813

TOTAL					$258,689	$258,299	$(390)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.
(c)	TRS asset position or portion thereof unsettled as of December 31, 2016.
(d)	This investment is held both by the Company and within the TRS as of December 31, 2016.

5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$558,775	$2,142,758	$2,701,533
Subordinated Debt	—	94,269	419,819	514,088
Asset Based Finance	—	—	294,831	294,831
Strategic Credit Opportunities Partners, LLC	—	—	299,206	299,206
Equity/Other	4,673	9,051	190,970	204,694

Subtotal	4,673	662,095	3,347,584	4,014,352
Short term investments	738	—	—	738

Total investments	$5,411	$662,095	$3,347,584	$4,015,090

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$1,575	$—	$1,575
Foreign currency forward contracts	—	960	—	960
Interest rate swaps	—	2,655	—	2,655
TRS	—	—	—	—
Liabilities
Cross currency swaps	—	(18,922)	—	(18,922)
Foreign currency forward contracts	—	(6,691)	—	(6,691)
Interest rate swaps	—	—	—	—
TRS	—	—	—	—

Total	$—	$(20,423)	$—	$(20,423)

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$589,472	$2,166,597	$2,756,069
Subordinated Debt	—	237,224	405,203	642,427
Asset Based Finance	—	—	344,305	344,305
Strategic Credit Opportunities Partners, LLC	—	—	98,998	98,998
Equity/Other	—	9,107	174,381	183,488

Subtotal	—	835,803	3,189,484	4,025,287
Short term investments	6	—	—	6

Total investments	$6	$835,803	$3,189,484	$4,025,293

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$26,748	$—	$26,748
Foreign currency forward contracts	—	3,504	—	3,504
Interest rate swaps	—	8,862	—	8,862
TRS	—	—	3,397	3,397
Liabilities
Cross currency swaps	—	(251)	—	(251)
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	—	—	—
TRS	—	—	—	—

Total	$—	$38,863	$3,397	$42,260

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and year ended December 31, 2016.

5. Fair Value of Financial Instruments (continued)

The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

At September 30, 2017, the Company held 109 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.35 billion and 83.4% of the total investment portfolio. At December 31, 2016, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.19 billion and 79.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2017 and December 31, 2016 were as follows ($ in thousands):

As of September 30, 2017
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,366	Discounted Cash Flow	Discount Rate	5.6% - 29.3% (10.35%)	Decrease
			EBITDA Multiple	1.51x - 15.51x (8.23x)	Increase

	197,392	Waterfall	EBITDA Multiple	4.13x - 11.92x (6.4x)	Increase

Subordinated Debt	324,468	Discounted Cash Flow	Discount Rate	8.70% - 13.20% (10.99%)	Decrease
			EBITDA Multiple	9.69x - 14.25x (10.72x)	Increase

	83,928	Waterfall	EBITDA Multiple	8.70x (8.70x)	Increase

	11,423	Option Pricing Model	EBITDA Multiple	9.11x (9.11x)	Increase
			Implied Volatility	27.50% (27.50%)	Increase
			Risk Free Rate	1.35% (1.35%)	Increase
			Term	2.50 years (2.50 years)	Increase

Asset Based Finance	176,167	Discounted Cash Flow	Discount Rate	5.30% - 18.00% (11.10%)	Decrease

	78,497	Net Asset Value	Net Asset Value	N/A	Increase

	40,167	Waterfall	EBITDA Multiple	1.28x (1.28x)	Increase
			Illiquidity Discount	10.00% - 20.00% (10.68%)	Decrease

Strategic Credit Opportunities Partners	299,206	Net Asset Value	Net Asset Value	N/A	Increase

Equity/Other	65,866	Waterfall	EBITDA Multiple	3.17x - 11.92x (6.98x)	Increase
			Additional Discounts	0.00% - 15.00% (10.43%)	Decrease

	125,104	Option Pricing Model	EBITDA Multiple	9.11x (9.11x)	Increase
			Implied Volatility	27.50% (27.50%)	Increase
			Risk Free Rate	1.35% (1.35%)	Increase
			Term	2.00 years - 2.50 years (2.00 years)	Increase
			Additional Discounts	10.00% (10.00%)	Decrease

Total	$3,347,584

5. Fair Value of Financial Instruments (continued)

As of December 31, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,023	Discounted Cash Flow	Discount Rate	4.16% - 20.38% (10.71%)	Decrease
			EBITDA Multiple	4.22x - 16.24x (9.12x)	Increase
			Book Value Multiple	1.29x - 1.62x (1.45x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	134,483	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.47% (11.47%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase

	8,733	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.22x (4.22x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.54% (0.54%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.35% (13.35%)	Increase

	8,024	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.25x (7.25x)	Increase
			Implied Volatility	26.80% (26.80%)	Increase
			Risk Free Rate	0.97% (0.97%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.30 years (1.30 years)	Increase
			Quote	5.85% (5.85%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase

	1,546	Liquidation Analysis	Expected Recovery Given Liquidation	7.30% (7.30%)	Increase

	21,878	Waterfall	EBITDA Multiple	11.13x (11.13x)	Increase

	46,910	Waterfall	Expected Recovery Upon Sale of Issuer	16.80% - 100.00% (32.85%)	Increase

Subordinated Debt	320,510	Discounted Cash Flow	Discount Rate	9.57% - 13.43% (11.85%)	Decrease
			EBITDA Multiple	4.40x - 12.02x (9.04x)	Increase
			Book Value Multiple	1.10x (1.10x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease

	77,837	Waterfall	EBITDA Multiple	8.48x (8.48x)	Increase

	6,856	Option Pricing Model	EBITDA Multiple	8.48x (8.48x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.50% (1.50%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase

Asset Based Finance	136,527	Discounted Cash Flow	Discount Rate	9.39% - 14.51% (11.58%)	Decrease

	122,767	Net Asset Value	Net Asset Value	N/A	Increase

	85,011	Waterfall	Asset Appraisals	N/A	Increase

Strategic Credit Opportunities Partners	98,998	Net Asset Value	Net Asset Value	N/A	Increase

Equity/Other	—	Waterfall	Asset Appraisals	N/A	Increase

	1,249	Discounted Cash Flow	Discount Rate	12.30% - 13.00% (13.00%)	Decrease

	52,721	Market Comparables	EBITDA Multiple	6.59x - 12.02x (9.94x)	Increase
			Revenue Multiple	0.27x - 2.56x (1.87x)	Increase
			Additional Discounts	0.00% - 15.00% (9.51%)	Decrease
			Book Value Multiple	0.95x (0.95x)	Increase

	120,411	Option Pricing Model	EBITDA Multiple	4.22x - 8.48x (5.46x)	Increase
			Implied Volatility	20.20% - 42.50% (21.17%)	Increase
			Risk Free Rate	0.54% - 1.50% (1.10%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease
			Term	0.38 years - 3.50 years (1.97 years)	Increase
			Additional Discounts	0.00% - 20.00% (10.00%)	Decrease

Total	$3,189,484

5. Fair Value of Financial Instruments (continued)

(1)	The TRS was valued in accordance with the TRS agreements as discussed in Note 2 “Significant Accounting Policies.” See Note 4 “Derivative Instruments” for quantitative disclosures of the fair value of the TRS.
(2)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(3)	For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.
(4)	Weighted average amounts are based on the estimated fair values.
(5)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three and nine months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of June 30, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114
Additions (1)	308,548	5,619	25,756	201,628	—	—	541,551
Net realized gains (losses) (2)	(9,440)	(15)	(7,853)	—	(3,585)	—	(20,893)
Net change in unrealized appreciation (depreciation) (3)	11,426	5,889	12,722	(523)	2,049	—	31,563
Sales or repayments (4)	(338,998)	(2,521)	(126,978)	—	(6,011)	—	(474,508)
Net discount accretion	1,602	179	976	—	—	—	2,757
Transfers into Level 3	—	—	—	—	—	—	—

Fair value balance as of September 30, 2017	$2,142,758	$419,819	$294,831	$299,206	$190,970	$—	$3,347,584

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (3)	$4,111	$5,547	$5,903	$(523)	$(1,603)	$—	$13,435

5. Fair Value of Financial Instruments (continued)

	Nine Months Ended September 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of December 31, 2016	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	752,620	6,695	91,560	201,628	62,768	—	1,115,271
Net realized gains (losses) (2)	(87,737)	(7,428)	(7,853)	—	(5,758)	3,014	(105,762)
Net change in unrealized appreciation (depreciation) (3)	129,968	42,444	14,470	(1,420)	(32,376)	—	153,086
Sales or repayments (4)	(823,192)	(27,625)	(150,358)	—	(8,045)	(6,411)	(1,015,631)
Net discount accretion	4,502	530	2,707	—	—	—	7,739
Transfers into Level 3	—	—	—	—	—	—	—

Fair value balance as of September 30, 2017	$2,142,758	$419,819	$294,831	$299,206	$190,970	$—	$3,347,584

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (3)	$66	$31,030	$6,670	$(1,420)	$(38,771)	$—	$(2,425)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the capitalization of PIK interest, or the exchange of one or more existing securities for one or more new securities..
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

The following tables provide reconciliations for the three and nine months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2016
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of July 1, 2016	$1,951,828	$347,025	$293,267	$—	$146,485	$(4,052)	$2,734,553
Additions (1)	274,608	432	75,552	92,400	9,623	—	452,615
Net realized gains (losses) (2)	605	—	—	—	205	3,197	4,007
Net change in unrealized appreciation (depreciation) (3)	(6,276)	7,975	(15,478)	2,998	16,176	8,880	14,275
Sales or repayments (4)	(158,215)	(2,628)	(27,236)	—	(653)	(3,197)	(191,929)
Net discount accretion	1,434	420	866	—	—	—	2,720
Transfers into Level 3	—	—	—	—	—	—	—

Fair value balance as of September 30, 2016	$2,063,984	$353,224	$326,971	$95,398	$171,836	$4,828	$3,016,241

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2016 (3)	$(7,255)	$7,943	$(15,146)	$2,998	$16,438	$8,880	$13,858

5. Fair Value of Financial Instruments (continued)

	Nine Months Ended September 30, 2016
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of December 31, 2015	$1,814,254	$229,065	$223,972	$—	$149,244	$(13,562)	$2,402,973
Additions (1)	554,920	140,120	188,819	92,400	39,484	—	1,015,743
Net realized gains (losses) (2)	(18,189)	(3,794)	—	—	5,175	8,896	(7,912)
Net change in unrealized appreciation (depreciation) (3)	(2,427)	19,687	(32,751)	2,998	(10,214)	18,390	(4,317)
Sales or repayments (4)	(319,271)	(32,939)	(53,935)	—	(11,853)	(8,896)	(426,894)
Net discount accretion	3,999	1,085	866	—	—	—	5,950
Transfers into Level 3	30,698	—	—	—	—	—	30,698

Fair value balance as of September 30, 2016	$2,063,984	$353,224	$326,971	$95,398	$171,836	$4,828	$3,016,241

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2016 (3)	$(25,090)	$14,629	$(32,210)	$2,998	$2,333	$18,390	$(18,950)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments or the capitalization of PIK interest.
(2)	Included in net realized gains (losses) in the condensed consolidated statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the condensed consolidated statements of operations.
(4)	Includes principal payments/paydowns on debt investments, collection of PIK interest, TRS settlement payments, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2017. Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2016. These investments were transferred at fair value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations

6. Related Party Transactions

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

The terms of the Investment Advisory Agreement entitled CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offerings as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Company did not record any deferred offering expenses during the nine months ended September 30, 2017. During the nine months ended September 30, 2016 the Company recorded $0.76 million in deferred offering expenses related to the Follow-On Offering, or 0.6% of gross offering proceeds of the Follow-On Offering for the same period.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services may include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s Board and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL may also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses CNL for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company.

CNL Securities Corp., an affiliate of CNL, served as the managing dealer of the Company’s Offerings and in connection therewith received selling commissions and marketing support fees. Prior to the closing of the Company’s Follow-On Offering to investors investing through the independent broker- dealer channel, sales of shares were subject to a sales load of up to 10% of the offering price, which included up to 7% of the offering price for sales commissions, and up to 3% of the offering price for marketing support fees. After the closing of the Company’s Follow-On Offering to investors investing through the independent broker-dealer channel, no sales commissions or marketing support fees were charged on purchases of shares of its common stock.

6. Related Party Transactions (continued)

Related party fees, expenses and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$—	$—	$9,649
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	21,173	21,441	62,858	61,109
CNL and KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	2,046	5,816	7,721	19,218
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement	—	88	—	760
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement(2)	373	430	2,982	839
CNL	Administrative Services Agreement: Administrative and compliance services	531	500	1,585	1,558

(1)	Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, $10.58 and $14.15 million, respectively, of subordinated incentive fees on income were paid to the Advisors. As of September 30, 2017 and December 31, 2016, a subordinated incentive fee on income of $2.05 million and $4.91 million, respectively, was payable to the Advisors.
(2)	Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs amounted to $0.24 million and $0.53 million for the three and nine months ended September 30, 2017, respectively and $0.20 million and $0.36 million during the three and nine months ended September 30, 2016, respectively.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $3.72 million and $7.44 million during the three and nine months ended September 30, 2017, respectively, and $3.23 million and $5.08 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, $— million and $2.04 million, respectively, of capital structuring fees were receivable from KKR.

Indemnification – The Investment Advisory Agreement and the Sub-Advisory Agreement contain certain indemnification provisions in favor of the Advisors, their directors, officers, associated persons, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s articles of incorporation contain certain indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons. As of September 30, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

7. Fee Income

Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2017	2016	2017	2016
Capital structuring fees	$3,719	$3,227	$7,442	$5,080
Break-up fees	349	—	3,970	—
Amendment fees	205	763	1,111	1,743
Commitment fees	143	953	143	1,223
Other	—	13	—	153

Total	$4,416	$4,956	$12,666	$8,199

8. Distributions

The Company’s Board declared distributions for 29 and 39 record dates in the nine months ended September 30, 2017 and 2016, respectively. Declared distributions are paid monthly. Beginning with the July 31, 2017 distribution, the Board began declaring distributions based on monthly, rather than weekly, record dates. On September 26, 2017, the Company announced that following the Listing, the Company currently expects that distributions will be declared and paid to shareholders of record on a quarterly basis instead of on a monthly basis. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2017 and 2016 are presented in the tables below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.58	$178,955	100.0%	$0.60	$182,976	100.0%
From net investment income	0.52	158,821	88.7	0.52	156,736	85.7
From net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.06	20,134	11.3	0.08	26,240	14.3

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2017 and 2016 (in thousands).

Nine Months Ended September 30,	2017	2016
Ordinary income component of tax basis undistributed earnings	$69,343	$67,198
Offering expenses	394	1,846
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(9,235)	(1,735)
Net change in unrealized appreciation on total return swaps	(3,397)	18,390

Total (1)	$57,105	$85,699

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2017, the tax-related sources of distributions of $57.11 million was greater than the distributions in excess of net investment income of $20.13 million. For the nine months ended September 30, 2016, the tax-related sources of distributions of $85.70 million were greater than the distributions in excess of net investment income of $26.24 million. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

9. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offerings for the nine months ended September 30, 2017 and 2016 ($ in thousands except share and per share amounts).

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering(1)	—	$—	13,434,421	$129,186
Commissions and marketing support fees	—	—	—	(9,649)

Net proceeds to company	—	—	13,434,421	119,537
Reinvestment of distributions	9,712,151	88,089	10,428,645	93,033

Net proceeds from offering	9,712,151	$88,089	23,863,066	$212,570

Average net proceeds per share	$9.07		$8.91

(1)	Following the close of the Follow-On Offering in October 2016, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

9. Share Transactions (continued)

In October 2016, the Company closed its Follow-On Offering to new investors. As of September 30, 2017, the Company has sold or issued 334.04 million shares of common stock, including reinvestment of distributions, for total gross proceeds of $3.55 billion.

Through September 30, 2017, the Company conducted quarterly tender offers pursuant to its share repurchase program. In anticipation of the Listing and the concurrent liquidity it is expected to provide, on August 10, 2017, the Company’s Board voted to terminate the Company’s share repurchase program following the completion of the Company’s tender offer which commenced on July 17, 2017 and expired on August 21, 2017.

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2017 and 2016 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	7,612,326	3,707,686	$33,369	49%	$9.00
May 24, 2017	7,682,237	3,851,967	34,745	50%	$9.02
August 24, 2017	7,704,846	5,411,415	48,107	70%	$8.89

Total	22,999,409	12,971,068	$116,221	56%

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	6,371,100	1,827,053	$16,297	29%	$8.92
May 31, 2016	6,807,080	1,682,526	14,486	25%	$8.61
August 29, 2016	7,166,150	3,475,590	30,620	49%	$8.81

Total	20,344,330	6,985,169	$61,403	34%

10. Borrowings

The Company’s outstanding borrowings as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of September 30, 2017					As of December 31, 2016
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$928,000	(2)	$645,000	$645,000		$928,000	(2)	$799,000	$799,000
BNP Credit Facility(1)	—		—	—		200,000		183,000	183,000
SMBC Credit Facility(1)	200,000		150,000	150,000		200,000		102,000	102,000
JPM Credit Facility(1)	300,000		240,000	240,000		300,000		135,000	135,000

Total credit facilities	1,428,000		1,035,000	1,035,000		1,628,000		1,219,000	1,219,000
2014 Senior Secured Term Loan	386,000		386,000	383,367	(3)	389,000		389,000	385,203	(3)
2022 Notes	245,000		245,000	240,579	(4)	—		—	—
CS Facility(5)	—		—	—		23,454		23,454	23,454

Total borrowings	$2,059,000		$1,666,000	$1,658,946		$2,040,454		$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less the unaccreted original issue discount of $0.69 million and $0.99 million and deferring financing costs of $1.94 million and $2.81 million as of September 30, 2017 and December 31, 2016, respectively.
(4)	Comprised of outstanding principal less deferred financing costs of $4.42 million as of September 30, 2017.
(5)	Borrowings denominated in Euros.

10. Borrowings (continued)

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2017 were 4.06% and 3.2 years, respectively, and as of December 31, 2016 were 3.22% and 3.4 years, respectively.

Senior Secured Revolving Credit Facility

In September 2013, the Company entered into a revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility (the “Amendment”) provides for loans to be made in U.S. dollars and other foreign currencies up to an aggregate amount of $893 million, with an “accordion” feature that allows the Company, under circumstances, to increase the size of the facility to a maximum of $1.34 billion. On April 28, 2016, the aggregate loan commitment under the Senior Secured Revolving Credit Facility was increased to $928 million. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding, and provides for a guaranty by certain other subsidiaries of the Company.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest expense	$5,884	$5,018	$16,764	$13,365
Unused commitment fees	275	205	739	683
Amortization of deferred financing costs	494	492	1,463	1,420

Total interest expense	$6,653	$5,715	$18,966	$15,468

Weighted average interest rate	3.61%	2.83%	3.35%	2.85%
Average borrowings	$655,706	$714,398	$672,872	$628,598

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

10. Borrowings (continued)

Interest on the Tranche E Loans was charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans was charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also paid an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the three and nine months ended September 30, 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
Stated interest expense	$1,601	(1)	$4,259	(1)
Unused commitment fees	111		409
Amortization of deferred financing costs	95		274

Total interest expense	$1,807		$4,942

Weighted average interest rate	3.18%		2.75%
Average borrowings	$202,609		$207,518

(1)	Stated interest expense for the three and nine months ended September 30, 2016 includes a make-whole fee of $0.24 million incurred on the Tranche E Loans commitment reduction.

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

Interest on the BNP Credit Facility was charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also paid an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest expense	$—	$682	$860	$2,063
Unused commitment fees(1)	—	35	421	80

Total interest expense	$—	$717	$1,281	$2,143

Weighted average interest rate	—%	1.64%	1.96%	1.59%
Average borrowings(2)	$—	$166,261	$88,816	$173,803

(1)	Unused commitment fees for the nine months ended September 30, 2017 include a $0.15 million fee paid upon the termination of the BNP Credit Facility on June 30, 2017.
(2)	Average borrowings for the BNP Credit Facility for the nine months ended September 30, 2017 are calculated through the termination date of the facility, or June 30, 2017.

10. Borrowings (continued)

Paris Funding pledged certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2016, Paris Funding had investments with a fair value of $294.70 million pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP had the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral did not exceed the value of the loan against which the collateral was pledged and any single borrowed security did not represent the entire position of such security held by Paris Funding. Paris Funding could designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there were eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding could recall any Rehypothecated Security at any time and BNP was required to, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP did not return the security, Paris Funding had the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities were marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP could either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding continued to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding could receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the nine months ended September 30, 2017 and 2016.

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

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest expense	$1,141	$610	$2,635	$610
Unused commitment fees	48	13	216	149
Amortization of deferred financing costs	143	426	423	426

Total interest expense	$1,332	$1,049	$3,274	$1,185

Weighted average interest rate	3.12%	2.48%	2.97%	2.47%
Average borrowings	$146,739	$98,500	$119,051	$33,072

10. Borrowings (continued)

JPM Credit Facility

On November 29, 2016, CCT New York Funding entered into a revolving credit facility (the “JPM Credit Facility”) pursuant to a Loan and Security Agreement with the Company, as the portfolio manager, JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (as amended, the “Loan Agreement”). CCT New York Funding’s obligations to JPMorgan under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT New York Funding, including its portfolio of loans. The obligations of CCT New York Funding under the JPM Credit Facility are non-recourse to the Company.

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

Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 3.00% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 1.00% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three and nine months ended September 30, 2017 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Stated interest expense	$2,698	$6,480
Unused commitment fees	131	448
Amortization of deferred financing costs	110	327

Total interest expense	$2,939	$7,255

Weighted average interest rate	4.37%	4.22%
Average borrowings	$248,772	$206,242

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

Maturities of the 2014 Senior Secured Term Loan for the remainder of 2017 and each of the next three years, in aggregate, as of September 30, 2017 were as follows (in thousands):

2017	$1,000
2018	4,000
2019	381,000

$386,000

10. Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest expense	$4,513	$3,998	$13,004	$11,935
Amortization of original discount	104	101	304	297
Amortization of deferred financing costs	292	285	860	841

Total interest expense	$4,909	$4,384	$14,168	$13,073

Weighted average interest rate	4.83%	4.25%	4.62%	4.20%
Average borrowings	$386,978	$390,989	$387,978	$391,985

2022 Notes

On June 28, 2017, the Company and The Bank of New York Mellon Trust Company, N.A. entered into an Indenture (the “Indenture”) relating to the Company’s issuance of $140 million aggregate principal amount of 5.00% senior unsecured notes due 2022. On August 31, 2017, the Company issued $105 million aggregate principal amount of the 2022 Notes as additional notes under the Indenture that form a single series with, have the same terms as, and trade interchangeably with, the previously issued notes, (such notes, collectively, the “2022 Notes”). The 2022 Notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the Indenture. The 2022 Notes bear interest at a rate of 5.00% per year payable semi-annually on June 28th and December 28th of each year, commencing on December 28, 2017. The interest rate on the 2022 Notes is subject to adjustment in certain instances set forth in the Indenture (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services. The 2022 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The components of interest expense for the 2022 Notes for the three and nine months ended September 30, 2017 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Stated interest expense	$2,189	$2,247
Amortization of deferred financing costs	155	159

Total interest expense	$2,344	$2,406

Weighted average interest rate	5.04%	5.04%
Average borrowings	$175,380	$174,263

In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2017 and December 31, 2016, the Company believes it was in compliance with the covenant requirements for all of its credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes.

CS Facility

On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

10. Borrowings (continued)

On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company, on a monthly basis, repurchased the Tranche B Loan from CS and subsequently resold the Tranche B Loan to CS. The final repurchase transaction occurred on June 30, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan was equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The Company recorded interest expense of $0.18 million for the CS Facility for the nine months ended September 30, 2017. The Company has no further obligations under the CS Facility.

11. Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2017, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
BeyondTrust Software, Inc.	$1,090
Frontline Technologies Holdings, LLC	12,140
National Debt Relief LLC	9,408
Safety Technology Holdings, Inc.	421
Smart Modular Technologies, Inc.	276
Smile Brands, Inc.	3,589
SouthernCarlson	6,219

Total unfunded revolvers/delayed draw loan commitments	$33,143

Term Loans
Wheels Up Partners LLC	$49,842

Total Unfunded Term Loans	$49,842

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
KKR BPT Holdings Aggregator, LLC	7,500
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	21,948
Toorak Capital	4,773

Total unfunded equity commitments	$36,724

(1)	May be commitments to one or more entities affiliated with the named company

As of September 30, 2017, the Company also has an unfunded commitment to provide $143.47 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.

As of September 30, 2017, the Company’s unfunded debt commitments have a fair value of $(0.63) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2017, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2017 and December 31, 2016.

12. Income Taxes

The Company is subject to federal, state, foreign income, and foreign withholding taxes. For the nine months ended September 30, 2017 and 2016, the company recorded a tax benefit of $1.78 million, and tax expense of $0.98 million, and had an effective tax rate of (1.09%) and 0.50%, respectively.

As of September 30, 2017 and December 31, 2016, the Company had a net deferred tax liability of $0.60 million and $1.99 million, respectively. The deferred tax items are primarily comprised of basis differences in partnerships and liabilities, net operating losses, unrealized investment depreciation, and valuation allowances of $22.51 million and $1.17 million, respectively.

13. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of Period	$8.93	$8.93

Net investment income(1)	0.52	0.52
Net realized and unrealized gain (loss)(1)(2)	0.02	0.11

Net increase resulting from investment operations	0.54	0.63

Distributions from net investment income(3)	(0.52)	(0.52)
Distributions in excess of net investment income(3)(4)	(0.06)	(0.08)

Net decrease resulting from distributions to common shareholders	(0.58)	(0.60)

Issuance of common stock above net asset value(5)	—	0.01

Net increase resulting from capital share transactions	—	0.01

Net asset value, end of period	$8.89	$8.97

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(6)	4.48%	6.62%
Total investment return-net asset value(7)	6.12%	7.45%
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,719,208	$2,758,081
Average net assets(8)	$2,759,036	$2,669,512
Average borrowings(8)	$1,520,934	$1,443,414
Shares outstanding, end of period	305,783	307,308
Weighted average shares outstanding	308,270	303,271
Ratios to Average Net Assets:(8)
Total operating expenses	4.79%	4.79%
Net investment income	5.76%	5.87%
Portfolio turnover rate	29%	23%
Asset coverage ratio(9)	2.63	2.70

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)	See Note 8. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.

13. Financial Highlights (continued)

(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(6)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(7)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(8)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a business development company, the Company regards the TRS total notional amount at the end of the period, less the total amount of cash collateral posted by Halifax Funding under the TRS, as a senior security. These data are presented in Note 4. “Derivative Instruments” of the condensed consolidated financial statements. Ratios are not annualized.

14. Subsequent Events

On October 13, 2017, the Company’s Board declared a distribution of $0.05958 to shareholders of record as of October 24, 2017, payable on or around October 25, 2017.

As disclosed in a Form 8-K filed with the SEC on November 1, 2017, in anticipation of the Listing, the Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a 1-for-2.25 reverse stock split of the Company’s shares of common stock. As a result of the reverse stock split, every 2.25 shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock. In connection with the reverse stock split, the Company eliminated all outstanding fractional shares by rounding up the numbers of fractional shares held by each of the Company’s shareholders to the nearest whole number of shares as of November 3, 2017. As adjusted to give effect to the reverse stock split, the Company’s net asset value per share as of September 30, 2017 would have been $20.01 (instead of $8.89 per share). The reverse stock split did not modify the rights or preferences of the Company’s common stock. A summary of the Company’s net asset value and earnings per share after adjusting for the reverse stock split is as follows:

	As of
	September 30, 2017	December 31, 2016
Shares outstanding (as reported)	305,782,630	309,041,547
Shares outstanding (pro-forma)	135,903,391	137,351,799
Net asset value per share (as reported)	$8.89	$8.93
Net asset value per share (pro-forma)	$20.01	$20.09

14. Subsequent Events (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares of common stock outstanding (as reported)	307,090,344	306,927,293	308,269,633	303,271,181
Weighted average number of shares of common stock outstanding (pro-forma)	136,484,597	136,412,130	137,008,726	134,787,192
Net investment income per share (as reported)	$0.17	$0.17	$0.52	$0.52
Net investment income per share (pro-forma)	$0.39	$0.39	$1.16	$1.16
Diluted and basic earnings per share (as reported)	$0.15	$0.37	$0.54	$0.65
Diluted and basic earnings per share (pro-forma)	$0.33	$0.82	$1.22	$1.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

Potential Listing

On April 3, 2017, our board of directors (the “Board”) unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of our shares of common stock on a national securities exchange (the “Listing”). We have been cleared to file an application, and have applied, to list our shares of common stock on the New York Stock Exchange (“NYSE”) under the symbol “CCT.” We received shareholder approval of certain proposals related to the proposed amendments to our charter during our annual meeting of shareholders that concluded on September 21, 2017. Subject to market conditions and final Board approval, we continue to take steps to prepare for the commencement of trading of our shares of common stock on the NYSE (the “Listing”). There can be no assurance that we will be able to complete the Listing in any certain timeframe or at all.

In connection with the potential Listing, the Board also approved a new investment advisory agreement (the “Proposed Advisory Agreement”) between the Company and KKR, which will become effective following the satisfaction of certain conditions, including the Listing. Concurrent with the Listing, KKR will acquire certain of CNL’s assets primarily used in its current role as our investment advisor, and in connection with that transaction, KKR will become our sole investment advisor. KKR and CNL have agreed to recommend that the Board establish a special advisory committee comprised of individuals designated by KKR, including at least one CNL-affiliated representative, to provide the Board with the ability to consult with certain designated personnel affiliated with CNL from time to time.

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

Historically, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both secondary market and direct lending transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012 and until June 2017, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (the “TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that serve as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we received all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we paid quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets. We terminated the TRS on June 30, 2017, in connection with the Company’s ongoing transition towards directly originated private credit investments, as those arrangements were primarily limited to the financing of traded investments.

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

We co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of September 30, 2017, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of September 30, 2017, we had funded approximately $294.03 million of our commitment. SCJV had $165 million of borrowing capacity through a revolving credit facility with Bank of America Merrill Lynch (“BAML Credit Facility”) with a stated maturity date of August 15, 2018. SCJV also had $250 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”) with a stated maturity date of September 29, 2021. As of September 30, 2017, our investment in SCJV was approximately $299.21 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of September 30, 2017 and December 31, 2016, and for the nine months ended September 30, 2017 and 2016:

As of (in thousands, except ratios and per share amounts)	September 30, 2017	December 31, 2016
Total assets	$4,422,594	$4,430,696
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,422,594	$4,408,491
Investments in portfolio companies	$4,014,352	$4,025,287
Borrowings	$1,666,000	$1,631,454
Deemed borrowings (TRS implied leverage classified as senior securities)	$—	$163,689
Net assets	$2,719,208	$2,759,332
Net asset value per share	$8.89	$8.93
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	38%	41%

Activity for the Nine Months Ended	September 30,
(in thousands, except per share amounts)	2017	2016
Average net assets	$2,759,036	$2,669,512
Average borrowings under credit facilities and term loan	$1,520,934	$1,443,414
Purchases of investments(1)	$1,368,693	$1,249,197
Sales, principal payments and other exits(1)	$1,463,538	$984,051
Net investment income	$158,821	$156,736
Net realized losses on investments, derivative instruments and foreign currency transactions	$(83,912)	$(10,223)
Net change in unrealized depreciation on investments, derivative instruments and foreign currency translation	$92,054	$49,355
Net increase in net assets resulting from operations	$166,963	$195,868
Total distributions declared	$178,955	$182,976
Net investment income per share	$0.52	$0.52
Earnings per share	$0.54	$0.65
Distributions declared per share outstanding for the entire period	$0.58	$0.60

Summary of Common Stock Offerings for the Nine Months Ended	September 30,
(in thousands, except share and per share amounts)	2017	2016
Gross proceeds, excluding reinvestment of distributions	$—	$129,186
Net proceeds to Company, excluding reinvestment of distributions	$—	$119,537
Reinvestment of distributions	$88,089	$93,033
Average net proceeds per share	$9.07	$8.91
Shares issued in connection with Offerings, excluding reinvestment of distributions	—	13,434,421
Shares issued in connection with reinvestment of distributions	9,712,151	10,428,645

(1)	Includes $201.63 million and $92.40 million for each of the three and nine months ended September 30, 2017 and 2016, respectively, of investments sold to SCJV in exchange for equity interest in SCJV.

Business Environment

The search for yield continues among global investors driving the spread between yields on corporate credit and historically lower yielding investment alternatives, close to all-time tight levels. For example, we see that the yield-to-worst for European BB rated high yield bonds is now approximately the same as 10-year US Treasuries.

Another market dynamic at play is one of supply versus demand. More specifically, the increase in demand for yield has been concurrent with an increase in the proportion of investors seeking to access investments via more liquid structures (ETFs and mutual funds). High-yield ETF growth, in terms of assets since 2011, has been 124% versus market growth of 37%. Leveraged loans ETF growth was over 6,000% versus market growth of 92% over the same period. This significant demand growth in more liquid structures has occurred at a time when traditional market liquidity supply sources have been weak. For example, investor levels at investment-bank dealing desks have reduced over 85% since 2007.

Given this mismatch in supply versus demand, compounded by a mismatch in asset and fund liquidity in more liquid structures, market prices today can often be more determined by credit flows (and investor sentiment) in the liquid market, than the underlying credit quality of the borrowers themselves.

In contrast to this dynamic in the liquid market, our focus is on originated investments that offer an illiquidity premium. We believe the risk-adjusted returns today come from investing in names that are somewhat isolated from the liquidity-driven market dynamics discussed above, and from our ability to hold investments long term. We believe CCT is a vehicle for investors to access this premium and because of our closed-end structure, not incur the mismatch of fund versus asset liquidity found in more liquid structures.

In addition to our focus on originated investments, we believe CCT’s scale of over $4 billion, compounded with our ability to co-invest alongside other KKR funds, allows us to focus on larger originated investments to the upper-middle market. Through being able to underwrite and make larger investments in the upper-middle market, we see better supply/demand dynamics and believe investing in these upper-middle market opportunities offer us better risk-adjusted returns while generally providing better credit protections including, stronger covenants, reporting and amortization requirements from our borrowers.

Portfolio and Investment Activity

Portfolio Investment Activity for the Three and Nine Months ended September 30, 2017 and 2016

The following table summarizes our investment activity as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	September 30, 2017	December 31, 2016
	Investment Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$4,014,352	$4,025,287	$258,299
No. portfolio companies	105	129	43
No. debt investments	106	141	47
No. asset based finance investments	9	11	—
No. equity/other investments	37	37	—

	Investment Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchases of Investments:
First Lien Senior Secured Loans	$248,396	$250,326	$808,719	$401,916
Second Lien Senior Secured Loans	72,219	59,646	185,423	249,147
Other Senior Secured Debt	1,486	17,965	66,630	55,501
Subordinated Debt	—	22,837	9,517	227,621
Asset Based Finance	25,757	71,672	91,560	184,939
Strategic Credit Opportunities Partners, LLC(1)	201,628	92,400	201,628	92,400
Equity/Other	—	13,268	5,216	37,673

Total	$549,486	$528,114	$1,368,693	$1,249,197

Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans (1)	$333,893	$234,638	$753,678	$407,938
Second Lien Senior Secured Loans	227,418	113,866	283,179	278,709
Other Senior Secured Debt	5,892	73,900	81,104	92,116
Subordinated Debt	3,778	98,736	190,513	139,737
Asset Based Finance	126,978	27,236	150,358	53,935
Equity/Other	2,673	416	4,706	11,616

Total	$700,632	$548,792	$1,463,538	$984,051

Portfolio Company Additions	8	17	26	37
Portfolio Company Exits	(31)	(8)	(50)	(17)
Debt Investment Additions (2)	12	24	46	51
Debt Investment Exits (2)	(43)	(18)	(82)	(31)

(1)	Includes $201.63 million and $92.40 million for each of the three and nine months ended September 30, 2017 and 2016, respectively, of investments sold to SCJV in exchange for equity interest in SCJV.
(2)	Debt investment additions and exits includes any asset based lending investments with a stated interest rate.

	TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchases of Investments:
First Lien Senior Secured Loans	$—	$18,399	$40,411	$25,392
Second Lien Senior Secured Loans	—	—	4,661	—
Other Senior Secured Debt	—	—	1,542	15,000
Subordinated Debt	—	—	—	9,500

Total	$—	$18,399	$46,614	$49,892

Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans	$—	$70,229	$244,425	$82,877
Second Lien Senior Secured Loans	—	11,906	44,673	30,121
Other Senior Secured Debt	—	—	4,939	3,222
Subordinated Debt	—	—	12,458	—

Total	$—	$82,135	$306,495	$116,220

Portfolio Company Additions	—	1	2	4
Portfolio Company Exits	—	(7)	(45)	(13)
Debt Investment Additions (1)	—	2	9	6
Debt Investment Exits (1)	—	(9)	(56)	(17)

While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 17 debt investment positions and 24 portfolio companies in common as of December 31, 2016. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended September 30, 2017 and 2016 was $34.37 million and $44.76 million, respectively, for our Investment Portfolio, and $— million and $8.59 million, respectively, for our TRS Portfolio. The net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2017 and 2016 was $155.91 million and $45.84 million, respectively, for our Investment Portfolio, and $0.39 million and $17.20 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies, including Directly Originated Transactions, as a main element of our investment strategy. Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds. Our total new fundings of Directly Originated Transactions, at par, plus future expected fundings related to such investments, totaled approximately $843.80 million and $661.15 million for the nine months ended September 30, 2017 and 2016, respectively, representing 49.3% and 44.4% of approximately $1.71 billion and $1.49 billion in total originations by KKR in Directly Originated Transactions for each respective period.

The following summarizes our investment activity associated with our investment focus on new originated investments during the nine months ended September 30, 2017 and 2016 and the status of originated investments held in the Investment Portfolio as of September 30, 2017 and December 31, 2016:

	September 30,
Directly Originated Transactions Activity for the Nine Months Ended ($ in thousands)	2017	2016
Number of investments, by issuer	21	13
Total amount of investments, at cost (1)	$747,060	$719,994
Percentage of total investment activity (2)	64.0%	62.2%
Fee income recognized in connection with directly originated transactions	$7,442	$5,081

Originated Strategies Activity for the Nine Months Ended ($ in thousands)	2017	2016
Number of investments, by issuer	23	13
Total amount of investments, at cost (1)	$845,830	$895,449
Percentage of total investment activity (2)	72.5%	71.7%

Directly Originated Transactions Summary as of ($ in thousands)	September 30, 2017	December 31, 2016
Total investments, at fair value	$2,803,017	$2,778,713
Percentage of total Investment Portfolio, at fair value	69.8%	69.0%
Weighted average annual yield of debt investments (2)(3)	9.7%	9.9%

Originated Strategies Investments Summary as of ($ in thousands)	September 30, 2017	December 31, 2016
Total investments, at fair value	$3,185,938	$3,259,249
Percentage of total Investment Portfolio, at fair value (2)	85.8%	81.0%
Weighted average annual yield of debt investments (3)(4)	9.8%	9.8%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
(2)	Percentage of total investment activity and total Investment Portfolio excludes our investments in SCJV.
(3)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing or partial accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion or amortization of the purchase or original issue discount or premium of each accreting or amortizing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(4)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 4.5% and 6.1%, respectively, for the nine months ended September 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of September 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	September 30, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,584,165	$1,552,568	$1,641,759	$1,547,100
Second Lien Senior Secured Loans	1,059,904	1,035,219	1,131,035	1,074,183
Other Senior Secured Debt	117,164	113,746	177,826	134,786

Total Senior Debt	2,761,233	2,701,533	2,950,620	2,756,069
Subordinated Debt	516,182	514,088	683,640	642,427
Asset Based Finance	324,173	294,831	388,117	344,305
Strategic Credit Opportunities Partners, LLC	294,028	299,206	92,400	98,998
Equity/Other	264,455	204,694	212,140	183,488

Total	$4,160,071	$4,014,352	$4,326,917	$4,025,287

	TRS Portfolio as of (in thousands)
	December 31, 2016
Asset Category	Notional Amount	Fair Value
Senior Debt
First Lien Senior Secured Loans	$202,506	$200,326
Second Lien Senior Secured Loans	29,957	30,026
Other Senior Secured Debt	15,724	15,632

Total Senior Debt	248,187	245,984
Subordinated Debt	10,502	12,315

Total	$258,689	$258,299

The weighted average yield on debt investments at amortized cost held in our Investment Portfolio as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost	Weighted Average Yield	Investment Portfolio at Amortized Cost	Weighted Average Yield	TRS Portfolio at Notional Amount	Weighted Average Yield
Senior Debt (1)(2)
First Lien Senior Secured Loans	$1,540,520	8.6%	$1,537,971	9.1%	$202,506	7.9%
Second Lien Senior Secured Loans	1,052,793	10.3%	1,080,166	10.0%	29,957	9.8%
Other Senior Secured Debt	117,164	10.5%	114,896	9.8%	15,724	12.3%
Subordinated Debt (1)(2)	501,885	10.4%	669,497	9.7%	10,502	10.9%
Asset Based Finance (1)(2)(3)	53,885	11.2%	79,399	10.8%	—	—%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing or partial accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion or amortization of the purchase or original issue discount or premium of each accreting or amortizing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 4.5% and 6.1%, respectively, for the nine months ended September 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.
(3)	Includes any investments with a stated interest rate.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of September 30, 2017 and December 31, 2016 and the TRS Portfolio as of December 31, 2016:

	Investment Portfolio as of				TRS Portfolio as of
Floating interest rate debt investments:	September 30, 2017		December 31, 2016		December 31, 2016
Percent of debt portfolio	80.2%		77.8%		89.6%
Percent of floating rate debt investments with interest rate floors	89.0%		92.6%		100.0%
Weighted average interest rate floor	1.0%		1.0%		1.0%
Weighted average coupon spread to base rate (1)	750	bps	806	bps	505	bps
Weighted average years to maturity	4.6		4.5		3.8

Fixed interest rate debt investments:
Percent of debt portfolio	19.8%		22.2%		10.4%
Weighted average coupon rate (1)	9.7%		10.2%		10.1%
Weighted average years to maturity	4.9		5.4		6.2

(1)	Excludes investments on non-accrual status.

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.34%, and 0.61% and 0.87% during the nine months ended September 30, 2017 and 2016, respectively, and was 1.33% and 0.998% on September 30, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments, assuming accretion to par at maturity and using stated interest rates, was 9.9% and 9.7% as of September 30, 2017 and December 31, 2016, respectively. Adjusting for any non-accreting or partial accrual investments, our weighted average annual yield on debt investments was 9.6% as of each of September 30, 2017 and December 31, 2016. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company, realized and unrealized gains and losses or any sales load. Total investment return – net price and total investment return – net asset value were 4.5% and 6.1%, respectively, for the nine months ended September 30, 2017. See Note 13. “Financial Highlights” in our unaudited condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio as of September 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2017		December 31, 2016		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$66,725	1.7%	$—	—%	$10,360	4.0%
BB-	31,215	0.8	41,193	1.0	17,764	6.9
B+	26,148	0.7	156,336	3.9	39,868	15.4
B	178,164	4.4	191,565	4.8	103,907	40.2
B-	106,792	2.7	145,753	3.6	54,433	21.1
CCC+	522,333	13.0	612,476	15.2	20,277	7.8
CCC	150,314	3.7	203,931	5.1	11,022	4.3
CCC-	41,691	1.0	17,549	0.4	668	0.3
CC	—	—	4,217	0.1	—	—
Not rated	2,890,970	72.0	2,652,267	65.9	—	—

Total	$4,014,352	100.0%	$4,025,287	100.0%	$258,299	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands) (1)	September 30, 2017	December 31, 2016
Total number of all investments with PIK feature	13	18
Par value of all investments with PIK feature	$473,726	$582,492
Total number of all investments that have active PIK election	13	15
Par value of all investments that have active PIK election	$473,726	$534,394
Percent of debt investment portfolio with active PIK election, at par value	13.6%	14.0%
Number of originated investments with PIK feature and active PIK election	12	9
Par value of originated investments with PIK feature and active PIK election	$466,388	$409,045

(1)	Includes investments on non-accrual status.

	September 30,
PIK Interest Income Activity for the Nine Months Ended (in thousands)	2017	2016
PIK interest income	$12,776	$16,406
PIK interest income as a percentage of interest income and PIK interest income	5.0%	6.2%
PIK interest income as a percentage of total investment income	4.4%	5.8%

As of September 30, 2017, our Investment Portfolio consisted of 105 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2016 that consisted of 129 portfolio companies, diversified across 21 distinct industry classifications. As of December 31, 2016, the TRS Portfolio consisted of 43 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio as of September 30, 2017 and December 31, 2016 and TRS Portfolio as of December 31, 2016, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	September 30, 2017		December 31, 2016		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$752,422	18.7%	$853,615	21.2%	$15,674	6.1%
Software & Services	391,099	9.7	350,413	8.7	59,848	23.2
Diversified Financials	345,048	8.6	320,480	8.0	—	—
SCJV	299,206	7.5	98,998	2.4	—	—
Retailing	288,698	7.2	318,624	7.9	33,698	13.0
Materials	279,745	7.0	242,410	6.0	7,235	2.8
Consumer Durables & Apparel	236,167	5.9	167,194	4.2	9,786	3.8
Automobiles & Components	226,225	5.6	237,152	5.9	—	—
Real Estate	201,604	5.0	216,371	5.4	—	—
Technology Hardware & Equipment	179,990	4.5	178,017	4.4	8,087	3.1
Health Care Equipment & Services	160,550	4.0	196,315	4.9	27,742	10.7
Transportation	155,183	3.9	161,398	4.0	23,641	9.2
Household & Personal Products	105,443	2.6	36,750	0.9	—	—
Commercial & Professional Services	100,565	2.5	82,657	2.1	14,228	5.5
Energy	84,790	2.1	161,950	4.0	—	—
Consumer Services	67,168	1.7	119,313	3.0	19,716	7.6
Food & Staples Retailing	55,210	1.4	51,970	1.3	9,838	3.8
Telecommunication Services	22,931	0.6	36,781	0.9	1,027	0.4
Food & Beverage & Tobacco	22,319	0.6	57,203	1.4	8,081	3.1
Semiconductors & Semiconductor Equipment	20,808	0.5	—	—	—	—
Media	9,680	0.2	35,230	0.9	12,550	4.9
Insurance	9,501	0.2	45,554	1.1	6,121	2.4
Pharmaceuticals, Biotechnology & Life Science	—	—	56,892	1.4	1,027	0.4

Total	$4,014,352	100.0%	$4,025,287	100.0%	$258,299	100.0%

Portfolio Developments

In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which we have invested a total of $155.93 million as of September 30, 2017, based on amortized cost, was placed into receivership. Our investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of €141.34 million) and equity warrants with a cost of $9.42 million. On June 29, 2017, we and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. Our portion of Facility A has a par amount of €82.06 million ($96.98 million as of September 30, 2017) and our portion of Facility B has a par amount of €59.28 million ($70.06 million as of September 30, 2017). Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of September 30, 2017, our investments in Amtek have an aggregate fair value of $134.60 million.

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

In August 2016, we, along with Conway completed the initial funding of SCJV. As part of the initial funding, we sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. We recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In December 2016, we sold investments with a fair value of $45.88 million to SCJV. We recognized a net realized gain of $1.03 million in connection with the transaction. In September 2017, we sold investments with a fair value of $373.05 million to SCJV, in exchange for cash and an additional $201.63 million equity interest in SCJV. We recognized a net realized gain of $3.43 million in connection with the transaction.

On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “Credit Agreement”), with Bank of America Merrill Lynch. The Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding shall also pay a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. The BAML Credit Facility matures on August 15, 2018. As of September 30, 2017 and December 31, 2016, total outstanding borrowings under the BAML Credit Facility were $132.20 million and $152.00 million, respectively.

On September 29, 2017, Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “GS Credit Agreement”), with Goldman Sachs Bank. The GS Credit Agreement established a revolving credit facility which provides for up to $250 million in total commitments to Jersey City Funding (the “GS Credit Facility”), and is secured by substantially all of the assets of Jersey City Funding. The stated borrowing rate under the GS Credit Facility may take the form of either base rate loans or foreign currency rate loans and may be converted to either or during the term of the loan by delivering a notice to the GS Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the GS Credit Agreement. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pounds Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency as defined in the GS Credit Agreement. The GS Credit Facility matures on September 29, 2021. As of September 30, 2017, total outstanding borrowings under the GS Credit Facility were $167.14 million.

As of September 30, 2017 and December 31, 2016, SCJV had total investments with a fair value of $579.98 million and $248.60 million, respectively. As of September 30, 2017 and December 31, 2016, SCJV had no investments on non-accrual status. The investment portfolio and SCJV’s portfolio had 16 and 17 debt investment positions and 17 and 22 portfolio companies in common as of September 30, 2017 and December 31, 2016, respectively.

See Note 3. “Investments” in our unaudited condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of September 30, 2017 and December 31, 2016, and summary statement of operations information for the nine months ended September 30, 2017.

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

Liquidity

During the nine months ended September 30, 2017 and 2016, proceeds from sales of investments and principal payments totaled $1.26 billion and $0.89 billion, respectively. In addition, distributions reinvested in the company as a percentage of total distributions for the nine months ended September 30, 2017 and 2016 was 49% and 51%, or $88.09 million and $93.03 million, respectively. As of September 30, 2017, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$288,110
Short Term Investments	738
Credit Facilities-Effective Borrowing Capacity (1)	393,000

Total	$681,848

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of September 30, 2017.

Borrowings

Our outstanding borrowings as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017					As of December 31, 2016
(in thousands)	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility (1)	$928,000	(2)	$645,000	$645,000		$928,000	$799,000	$799,000
BNP Credit Facility (1)	—		—	—		200,000	183,000	183,000
SMBC Credit Facility (1)	200,000		150,000	150,000		200,000	102,000	102,000
JPM Credit Facility (1)	300,000		240,000	240,000		300,000	135,000	135,000

Total credit facilities	1,428,000		1,035,000	1,035,000		1,628,000	1,219,000	1,219,000
2014 Senior Secured Term Loan	386,000		386,000	383,367	(3)	389,000	389,000	385,203	(3)
2022 Notes	245,000		245,000	240,579	(4)	—	—	—
CS Facility (5)	—		—	—		23,454	23,454	23,454

Total	$2,059,000		$1,666,000	$1,658,946		$2,040,454	$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides a feature that allows us, under certain circumstances, to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.
(3)	Comprised of outstanding principal less unaccreted original issue discount of $0.69 million and $0.99 million and deferred financing costs of $1.94 million and $2.81 million as of September 30, 2017 and December 31, 2016, respectively.
(4)	Comprised of outstanding principal less deferred financing costs of $4.42 million as of September 30, 2017.
(5)	Borrowings denominated in Euros.

For the nine months ended September 30, 2017 and 2016, our total all-in cost of financing, including fees and expenses, was 4.20% and 3.43%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.06 billion that is available to us from our existing financing arrangements.

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

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for information on our commitments and contingencies as of September 30, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2017 and 2016:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
September 30, 2017 (3 record dates)	$0.178740	$54,628
June 30, 2017 (13 record dates)	0.201279	62,068
March 31, 2017 (13 record dates)	0.201279	62,259

	$0.581298	$178,955

Quarter Ended:
September 30, 2016 (13 record dates)	$0.201279	$61,729
June 30, 2016 (13 record dates)	0.201279	61,307
March 31, 2016 (13 record dates)	0.201279	59,940

	$0.603837	$182,976

Approximately 49% and 51% of the distributions we declared in the nine months ended September 30, 2017 and 2016, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for additional disclosures on distributions.

On October 7, 2016, our Board approved an amendment and restatement of our distribution reinvestment plan. Under the amended distribution reinvestment plan, cash distributions paid to participating stockholders will be reinvested in additional shares at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by our Board or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. The Company expects that the current distribution reinvestment plan will be terminated or suspended prior to the Listing.

We estimate we had sufficient taxable income to support 100% of our declared distributions for the nine months ended September 30, 2017. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our unaudited condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of September 30, 2017, our Investment Portfolio had a fair value of $4.01 billion. The majority of our investments at September 30, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2017 and 2016. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total investment income	$97,593	$97,418	$290,915	$284,716
Net operating expense	(45,253)	(44,240)	(132,797)	(127,966)
Income tax expense, including excise tax	1,024	(14)	703	(14)

Net investment income	53,364	53,164	158,821	156,736
Net realized losses	(22,506)	(1,375)	(83,912)	(10,223)
Net change in unrealized depreciation	14,423	60,427	92,054	49,355

Net increase in net assets resulting from operations	$45,281	$112,216	$166,963	$195,868

Investment income

Investment income consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income	$82,019	$85,176	$244,770	$247,971
Payment-in-kind interest income	5,237	2,212	12,776	16,406

Subtotal	87,256	87,388	257,546	264,377
Fee income	4,416	4,956	12,666	8,199
Dividend and other income	5,921	5,074	20,703	12,140

Total investment income	$97,593	$97,418	$290,915	$284,716

The decrease in interest income was partially due to a decrease in our portfolio of debt investments. Our average debt investment balance was $3.62 billion and $3.66 billion for the three and nine months ended September 30, 2017, respectively, as compared to $3.89 billion and $3.75 billion during the same periods in 2016, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $2.10 million and $16.52 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $8.70 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, 6.0% and 5.0% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 2.5% and 6.2% for the same period in 2016. PIK interest income for the three months ended September 30, 2016 is net of a $3.93 million reversal of accrued PIK interest income for an investment placed on non-accrual status during the period. The decrease in PIK interest income during the nine months ended September 30, 2017 is primarily due to investments that have been placed on non-accrual or partial accrual status and investments that were sold or repaid. As of September 30, 2017, our weighted average annual yield on our accruing debt investments was 9.6% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of September 30, 2017, approximately 80.2% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.

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

Our fee income consists of transaction-based fees and is nonrecurring. The increase in fee income was primarily due to an increase in capital structuring fees earned during the nine months ended September 30, 2017 as compared to the same period in 2016. Going forward, we expect to earn additional structuring services fees on Directly Originated Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our unaudited condensed consolidated financial statements for additional information on fee income.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Investment advisory fees	$21,173	$21,441	$62,858	$61,109
Interest expense	18,177	13,465	47,532	36,890
Performance-based incentive fees	2,046	5,816	7,721	19,218
Professional services	1,045	653	4,050	2,036
Investment advisor expenses	373	430	2,982	839
Administrative services	876	896	2,486	2,618
Custodian and accounting fees	439	406	1,275	1,183
Offering expense	67	361	394	1,846
Director fees and expenses	131	129	432	370
Other	926	643	3,067	1,857

Total operating expenses	$45,253	$44,240	$132,797	$127,966

Investment advisory fees and performance-based incentive fees—Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets; therefore, the changes in these fees for the three and nine months ended September 30, 2017 were primarily attributable to the net changes in our gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Subordinated Incentive fee on income	$2,046	$5,816	$7,721	$19,218
Incentive fee on capital gains	—	—	—	—

Total performance-based incentive fees	$2,046	$5,816	$7,721	$19,218

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment income (as defined in the Investment Advisory Agreement and approved by our Board) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Effective January 1, 2017, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate. The total return requirement did not result in a reduction of the amount of incentive fee payable to the advisors for the nine months ended September 30, 2017.

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

We did not record any incentive fee on capital gains for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, we had unrealized losses of $346.14 million in excess of our cumulative realized net capital gains since inception. The Advisors earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisors any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Interest expense – The components of interest expense for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Stated interest expense	$16,425	$11,986	$42,172	$32,310
Unused commitment fees	454	364	1,824	1,321
Amortization of deferred financing costs	1,194	1,014	3,232	2,962
Accretion of discount on term loan	104	101	304	297

Total interest expense	$18,177	$13,465	$47,532	$36,890

The increase in interest expense during the three and nine months ended September 30, 2017 was attributable to the increase in our weighted average debt outstanding to $1.61 billion and $1.52 billion, respectively, as compared to $1.60 billion and $1.44 billion during the three and nine months ended September 30, 2016, respectively, as well as the increase in our all-in cost of financing to 4.54% and 4.20% for the three and nine months ended September 30, 2017, respectively, from 3.39% and 3.43% for the three and nine months ended September 30, 2016, respectively.

Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – The increases in professional services and other expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 are due to increased legal and other expenses associated with our potential Listing. We expect to incur additional expenses, including advisory fees, upon the completion of the Listing. The increase in investment advisor expenses for the nine months ended September 30, 2016 is due to an increase in reimbursable expenses incurred by KKR related to restructures of existing investments and the underwriting and structuring of new transactions. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our Follow-On Offering in October 2016, we did not record any deferred offering expenses during the three and nine months ended September 30, 2017, as compared to $0.09 million and $0.76 million for the same periods in 2016. The $0.01 million of deferred offering expenses recorded in the unaudited condensed consolidated statements of assets and liabilities as of September 30, 2017 represents the amount that will be recorded as offering expenses in the consolidated statements of operations during the remainder of the year.

During the three and nine months ended September 30, 2017, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.55% and 0.69%, respectively, as compared to 0.47% and 0.45% during the three and nine months ended September 30, 2016, respectively.

Income tax expense, including excise tax

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the three and nine months ended September 30, 2017, we recorded a net tax expense (benefit) of approximately $4.79 million and ($1.78) million, respectively, for these subsidiaries, of which ($1.42) million and $0.39 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations. For the three and nine months ended September 30, 2016, we recorded a net tax expense of approximately $0.33 million and $0.98 million, respectively, for these subsidiaries, of which $0.32 million and $0.97 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations.

Net realized gain and losses—Net realized gains and losses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net realized losses on investments	$(19,600)	$(227)	$(97,121)	$(22,657)
Net realized gains on derivative instruments	(4,377)	(561)	9,856	10,826
Net realized gains (losses) on foreign currency transactions	1,471	(587)	3,353	1,608

Net realized losses	$(22,506)	$(1,375)	$(83,912)	$(10,223)

The net realized loss on investments for the three and nine months ended September 30, 2017 consisted of a net loss on the disposition of investments of $9.59 million and $78.10 million, respectively, and a net currency loss on those investments of $10.01 million and $19.02 million, respectively, that were denominated in foreign currencies. The realized losses were driven primarily by investments that were sold or restructured during the period. The net realized loss on investments for the three and nine months ended September 30, 2016 consisted of a net gain on the disposition of investments of $0.10 million and $8.36 million, respectively, and a net currency loss on those investments of $0.33 million and $31.02 million, respectively, that were denominated in foreign currencies.

Our net realized gains (losses) on derivative instruments for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net realized gains (losses) on:
Cross currency swaps	$808	$1,326	$12,854	$7,997
Foreign currency forward contracts	(7,848)	(4,029)	(7,926)	(2,946)
Interest rate swaps	2,663	(1,055)	1,914	(3,121)
TRS	—	3,197	3,014	8,896

	$(4,377)	$(561)	$9,856	$10,826

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

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2017 and 2016, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on:
Investments	$34,373	$44,755	$155,911	$45,836
Derivative instruments	(10,812)	15,484	(62,683)	6,077
Foreign currency translation	(1,911)	188	(2,636)	(2,558)
Provision for taxes	(7,227)	—	1,462	—

Net change in unrealized depreciation	$14,423	$60,427	$92,054	$49,355

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$53,254	$97,387	$153,533	$134,912
Unrealized depreciation	(31,836)	(52,595)	(131,609)	(144,726)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	12,955	(37)	133,987	55,650

Total net unrealized appreciation (depreciation)	$34,373	$44,755	$155,911	$45,836

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 8.4% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net realized and unrealized gains (losses) on investments	$14,773	$44,528	$58,790	$23,179
Net realized and unrealized gains (losses) on foreign currency forward contracts	(5,102)	(1,903)	(17,161)	(4,681)
Net realized and unrealized losses on cross currency swaps	(8,229)	(616)	(30,990)	10,052

	$1,442	$42,009	$10,639	$28,550

The net realized and unrealized gains (losses) on investments during the three and nine months ended September 30, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the nine months ended September 30, 2017. These gains were offset by unrealized losses incurred on our investments in Amtek, as discussed above in “Portfolio and Investment Activity – Portfolio Developments.”

The net realized and unrealized losses on investments during the three and nine months ended September 30, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the three and nine months ended September 30, 2016, volatility in commodities, energy and equities continues to impact various credits contributing to increasing unrealized depreciation in the portfolio.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$4,191	$—	$4,191
Realized gain (loss) on TRS assets	—	191	—	191
Receipt of prior period unsettled amounts	—	(4,089)	(3,787)	(3,191)
Unrealized appreciation (depreciation) on TRS assets	—	8,587	390	17,199

	—	8,880	(3,397)	18,390

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	960	259	960	939
Unrealized depreciation	(6,054)	(642)	(6,691)	(957)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	7,840	2,509	(3,504)	(1,717)

	2,746	2,126	(9,235)	(1,735)

Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	—	1,071	—	9,776
Unrealized depreciation	(9,037)	(3,013)	(32,464)	(7,721)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination	—	—	(11,380)	—

	(9,037)	(1,942)	(43,844)	2,055

Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	113	6,420	—	437
Unrealized depreciation	(1,958)	—	(3,531)	(13,070)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination	(2,676)	—	(2,676)	—

	(4,521)	6,420	(6,207)	(12,633)

Total net change in unrealized (depreciation) appreciation on derivative instruments	$(10,812)	$15,484	$(62,683)	$6,077

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.

The provision for taxes is attributable to investments held in our wholly-owned subsidiaries that are subject to U.S. federal, state and foreign income taxes.

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

Adjusted net investment income

Our net investment income totaled $53.36 million ($0.17 per share) and $158.82 million ($0.52 per share) for the three and nine months ended September 30, 2017, respectively, as compared to $53.16 million ($0.17 per share) and $156.74 million ($0.52 per share) for the three and nine months ended September 30, 2016, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.

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

The following table shows the TRS interest income and financing charges for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest and fee income included in TRS fair value	$—	$5,217	$—	$5,217
Financing charges included in TRS fair value	—	(1,026)	—	(1,026)

Subtotal	—	4,191	—	4,191
Interest and fee income included in TRS net realized gains	—	4,639	11,526	14,390
Financing charges included in TRS net realized gains	—	(1,648)	(10,131)	(4,616)
Less: amounts included in prior period fair value	—	(3,975)	(3,346)	(3,762)

TRS net interest spread	$—	$3,207	$(1,951)	$10,203

TRS net interest spread per share	$—	$0.01	$(0.01)	$0.03

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2017 and 2016; the increase in adjusted net investment income was primarily the result in the growth of our Investment Portfolio and earnings thereon.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net investment income (GAAP)	$53,364	$53,164	$158,821	$156,736
Add: Estimated unearned performance-based incentive fees	—	—	—	—
Add: TRS net interest spread	—	3,207	(1,951)	10,203

Adjusted net investment income (non-GAAP)	$53,364	$56,371	$156,870	$166,939

Net investment income per share (GAAP)	$0.17	$0.17	$0.52	$0.52

Adjusted net investment income per share (non-GAAP)	$0.17	$0.18	$0.51	$0.55

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets decreased $40.12 million and increased $164.06 million during the nine months ended September 30, 2017 and 2016, respectively. The change in net assets during the nine months ended September 30, 2017 and 2016 was partially attributable to increases caused by capital transactions including (i) the issuance of shares of common stock in the Offering in 2016 and (ii) reinvestment of distributions in the combined amount of $88.09 million and $212.57 million, respectively. Our operations resulted in net assets increasing $166.96 million and $195.87 million during the nine months ended September 30, 2017 and 2016, respectively. These increases in net assets were offset by distributions to shareholders in the amount of $178.95 million and $182.98 million and the repurchase of shares of common stock in the amount of $116.22 million and $61.40 million during the nine months ended September 30, 2017 and 2016, respectively.

Our net asset value per share was $8.89 and $8.97 on September 30, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.58 and $0.60 per share during the nine months ended September 30, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 6.12% and 7.45% (not annualized) for shareholders who held our shares over the entire nine-month period ending September 30, 2017 and 2016, respectively.

Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen the value of their investment grow by 65.2% (see first chart below), or an annualized return of 8.3% (see second chart below). Initial shareholders who subscribed to the Initial Offering in June 2011 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have registered a total investment return of 48.7% (see first chart below), or an annualized return of 6.5% (see second chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 30.8% and 52.4%, respectively, in the period from June 17, 2011 to September 30, 2017.

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

	Since Inception (June 17, 2011)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	10.00	10.45		(1)
Net Offering Price/Share	9.00	9.41	9.02
Distributions/Share	4.94	1.59	0.78
Terminal Value/Share (NAV)	8.89	8.89	8.89

(1)	Since the close of our Follow-On Offering to investors who purchased shares through the independent broker-dealer channel in February 2016, our shares of common stock have been sold at a price that excludes any sales load. Therefore, the average annualized total returns for the trailing 12 months are calculated based on net offering price only.

In the chart above, we also present the average annual returns for the trailing 24 months and trailing 12 months, in each case assuming (i) the purchase of shares of common stock at the public offering price and net offering price (90% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at September 30, 2017 equal to net asset value of $8.89 per share and (iv) distributions payable to shareholders as of September 30, 2017.

Our shares are illiquid investments for which there is currently not a secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our Board, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

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

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. “Investments,” in our unaudited condensed consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the Board, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

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

We and our Board conduct our fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the our portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

The table below presents information on the investments classified as Level 3 as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Fair value of investments classified as Level 3	3,347,584	$3,189,484
Total fair value of investments	4,015,090	$4,025,293
% of fair value classified as Level 3	83.4%	79.2%
Number of positions classified as Level 3	109	126
Total number of positions	154	191
% of positions classified as Level 3	70.8%	65.6%

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2017 and December 31, 2016 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.

As discussed in Note 2. “Significant Accounting Policies” in our unaudited condensed consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our Board had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of September 30, 2017, our earnings per share and net asset value per share would have increased (decreased) by $0.22.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

As of September 30, 2017, we had accrued a subordinated incentive fee on income of $2.05 million. See Note 6. “Related Party Transactions” in our unaudited condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.

The Proposed Advisory Agreement will become effective following the satisfaction of certain conditions, including the Listing. Under the terms of the Proposed Advisory Agreement, KKR will earn a base management fee equal to an annual rate of 1.5% of our average gross assets, excluding cash and cash equivalents. The terms of the Proposed Advisory Agreement provide that the subordinated incentive fee will be calculated on the basis of our average net assets (instead of our average adjusted capital as set forth in the current Investment Advisory Agreement).

Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of September 30, 2017, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
BeyondTrust Software, Inc.	$1,090
Frontline Technologies Holding, LLC	12,140
National Debt Relief LLC	9,408
Safety Technology Holdings, Inc.	421
Smart Modular Technologies, Inc.	276
Smile Brands, Inc.	3,589
SouthernCarlson	6,219

Total unfunded revolvers/delayed draw loan commitments	$33,143

Unfunded term loan commitments:
Wheels Up Partners LLC	$49,842

Total unfunded term loan commitments	$49,842

Unfunded equity commitments:
Central Park Leasing SARL	$1,292
KKR BPT Holdings Aggregator, LLC	7,500
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	21,948
Toorak Capital	4,773

Total unfunded equity commitments	$36,724

(1)	May be commitments to one or more entities affiliated with the named company.

We also have a commitment to provide up to $143.47 million of capital to SCJV. The capital commitment to SCJV can be satisfied with contributions of either cash or assets, and no capital commitment can be drawn without an affirmative vote by one of our representatives on SCJV’s board of managers.

We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities and scheduled and early principal repayments to fund such unfunded commitments when the need arises.

Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of September 30, 2017, the credit facilities provided for $393.00 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our condensed consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of September 30, 2017 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$645,000	$—	$—	$645,000	$—
SMBC Credit Facility	150,000	—	—	150,000	—
JPM Credit Facility	240,000	—	—	240,000	—
2014 Senior Secured Term Loan	386,000	4,000	382,000	—	—
2022 Notes	245,000	—	—	245,000	—
Interest and Credit Facilities Fees Payable(1)	225,695	69,214	115,934	40,547	—

Total	$1,891,695	$73,214	$497,934	$1,320,547	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of September 30, 2017.

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

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2017, we have two pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.36% and receive three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps have quarterly settlement payments.

As of September 30, 2017, approximately 80.2% of our portfolio of debt investments, or approximately $2.80 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of September 30, 2017, approximately 89.0% of our portfolio of variable interest rate debt investments, or approximately $2.49 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At September 30, 2017, we held an aggregate investment position of $309.31 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 11.0% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.

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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of September 30, 2017 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 9 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.

Based on our September 30, 2017 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of September 30, 2017 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(1.353)	$(7.105)	$5.752	$(1.000)
Up 50 basis points	$12.099	$7.105	$4.994	$1.000
Up 100 basis points	$24.197	$14.210	$9.987	$2.000
Up 150 basis points	$36.296	$21.315	$14.981	$3.000
Up 200 basis points	$48.394	$28.420	$19.974	$4.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in our condensed consolidated financial statements for more information on the performance-based incentive fees.
(2)	Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in our condensed consolidated financial statements for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 19.8% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2017, approximately 26.5% of our fixed interest rate debt investments, or approximately $154.03 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.

We have computed a duration of approximately 4.8 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.8%, all other financial and market factors assuming to remain unchanged. A 4.8% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $7.37 million, or a 0.3% decline in net assets relative to $8.89 net asset value per share as of September 30, 2017.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2017, by foreign currency, all other valuation assumptions remaining constant. Our TRS Portfolio did not contain any investments denominated in foreign currencies as of September 30, 2017. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2017, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of September 30, 2017			Reduction in Fair Value as of September 30, 2017 if 10% Adverse Change in Exchange Rate(2)	As of September 30, 2017
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€359,935	$422,320	$294,612	$29,461		€303,467	$338,793
Canadian Dollar	C$	35,641	28,479	27,993	2,799	C$	35,650	29,328
British Pound Sterling		£6,231	9,237	9,501	950		£47,761	62,338
Australian Dollar	A$	4,828	3,689	3,715	372	A$	21,263	16,710
Swedish Kronor	SEK	97,249	15,145	3,772	377	SEK	—	—

Total			$478,870	$339,593	$33,959			$447,169

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.
(2)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2017, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $447.17 million, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2017, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.

During the three and nine months ended September 30, 2017, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized gains (losses) of ($0.44) million and $0.72 million, respectively. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized losses of ($13.33) million and ($48.15) million during the three and nine months ended September 30, 2017, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

4.1	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Amendment to Loan and Security Agreement, dated September 1, 2017, by and among CCT New York Funding LLC, Corporate Capital Trust, Inc., State Street Bank and Trust Company and JP Morgan Chase Bank, N.A. (Filed herewith.)

10.2	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Filed herewith.)

10.3	Amendment No. 1, dated as of September 20, 2017, by and among Corporate Capital Trust, Inc., the lenders parties thereto, and JP Morgan Chase Bank, N.A. (Filed herewith.)

10.4	Amendment No. 1, dated as of October 6, 2017, by and among Corporate Capital Trust, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A. (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2017.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Financial Officer
(Principal Financial and Accounting Officer)