Form 10-K
period 2017-12-31
Corporate Capital Trust, Inc.
filed 2018-03-14
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00827

CORPORATE CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2857503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street 50th Floor San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (415) 315-3620

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There was no established market for the Registrant’s shares of common stock as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter). The Registrant closed the public offering of its shares of common stock in October 2016. The last offering price at which the Registrant issued shares in its public offering was $20.41 per share.
As of March 9, 2018, there were 127,130,589 shares of the registrant's common stock outstanding.

CORPORATE CAPITAL TRUST, INC.

PART I
STATEMENT REGARDING FORWARD LOOKING INFORMATION
The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of KKR Credit Advisors (US) LLC ("KKR") and its affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of KKR to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in Item A. “Risk Factors” of this report.
The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1.	Business
General
Corporate Capital Trust, Inc. (which is referred to in this report as “we,” “our,” “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” Formed as a Maryland corporation on June 9, 2010, we are externally managed by KKR, a investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”). KKR is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. KKR also provides the administrative services necessary for our company to operate.
Through November 2017 we were externally managed by CNL Fund Advisors Company (“CNL”) and KKR. CNL, which was our investment adviser, and KKR, which was our investment sub-adviser, are referred to in this report as our “Advisers.” On November 14, 2017, shares of our common stock commenced trading on the New York Stock Exchange (the "NYSE") with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as our investment adviser, and in connection with that transaction, KKR became our sole investment adviser. In connection with the Listing, we entered into a new administrative services agreement with KKR pursuant to which KKR replaced CNL as our administrator.
Our Common Stock Offering and Listing
In October 2016, we closed our continuous public offering of shares of common stock (the "Offering") to new investors. Throughout the course of the Offering, we sold 143.09 million shares of common stock (as adjusted for our reverse stock split) for gross proceeds of $3.44 billion, including the reinvestment of distributions. Since the close of the Offering we have continued to issue shares of our common stock pursuant to our distribution reinvestment plan. The Listing accomplished our goal of providing liquidity to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for information on our common stock, including our reverse stock split on October 31, 2017.
Proposed Transition of Investment Advisory Services
In December 2017, our board of directors (the "Board") approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) setting forth our proposed new advisory structure. In January 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint investment advisory agreement, each of which would replace the New Investment Advisory Agreement. The effectiveness of the investment co-advisory agreements and joint advisor investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect.
Investment Objectives and Strategy
Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through KKR's network. As of December 31, 2017, our investment portfolio, excluding our short term investments, totaled $3.97 billion and consisted primarily of senior and subordinated debt. As we continue to grow our investment portfolio we anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. Our portfolio includes fixed-rate investments that generate absolute returns, as well as floating-rate investments that provide protection in rising interest rate and inflationary environments.
We will seek to continue to build on KKR's strong investment expertise and sourcing networks and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We intend to continue to be disciplined in selecting investments and focused on opportunities that we perceive offer favorable risk/reward characteristics and relative value. We believe the market for lending is currently characterized by significant demand for capital and that we will continue to have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments.
Throughout this report, we refer to the issuers of our debt and equity investments as portfolio companies.
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

While we believe the criteria listed above are important in identifying and investing in portfolio companies, we consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each portfolio company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. Substantially all of the investments held in our portfolio have either a sub-investment grade rating by Moody’s Investors Service and/or

Standard & Poor’s or are not rated by any rating agency. Investment sizes vary as our capital base changes and are ultimately at the discretion of KKR subject to oversight by the Board.
Except as restricted by the 1940 Act or by the Internal Revenue Code of 1986, as amended (the “Code”), we deem all of our investment policies to be non-fundamental, which means that they may be changed by our Board without shareholder approval.
Other Factors Affecting Portfolio Construction
As a business development company under the 1940 Act that intends to continue to qualify annually as a regulated investment company (“RIC”) under the Code, our investment activities are subject to certain regulatory restrictions. These restrictions include (i) requirements under the 1940 Act that we invest our capital primarily in U.S. companies either that are privately owned or that are listed on a national securities exchange with a market capitalization of less than $250 million, and (ii) investment diversification and source of income criteria imposed by the Code. For a description of certain valuation risks associated with our investments in portfolio companies, see Item 1A. “Risk Factors - Risks Related to Our Business.” A significant portion of our Investment Portfolio (as defined below) is recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.
In addition, we generally are not permitted to co-invest alongside certain affiliates of KKR in privately negotiated transactions, absent an exemptive order from the SEC. On May 21, 2013, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates in privately negotiated transactions. The exemptive order (as amended, the "SEC Exemptive Order") was amended by the SEC on June 19, 2017. Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR.
Portfolio and Investment Activity
Historically, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both direct lending and, to a lesser extent, secondary market transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012 and until June 2017, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (“TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that served as reference assets under the TRS. We refer to this investment component as either our portfolio of TRS assets, or our “TRS Portfolio.”
In the case of our TRS Portfolio, we received all: (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we paid quarterly to the TRS counterparty a payment consisting of: (i) realized capital losses and (ii) financing costs that were based on (a) a floating financing rate and (b) the settled notional amount of the TRS assets. The settled notional amount of the TRS assets was the net aggregate cost of the TRS assets underlying the TRS Portfolio that were settled and owned by the counterparty. The total notional amount of TRS assets included the settled notional amount plus the effect of the purchase and sale of TRS assets where a TRS asset trade settlement, if any, was pending. We terminated the TRS on June 30, 2017, in connection with our ongoing transition towards directly originated private credit investments, as the TRS arrangements were primarily limited to the financing of traded investments.
As of December 31, 2017 and 2016, our Investment Portfolio consisted of debt and equity securities relating to 113 and 129 portfolio companies, respectively, diversified across 21 industry classifications as of each period. As of December 31, 2016, the TRS Portfolio consisted of debt securities relating to 43 portfolio companies, respectively, diversified across 16 industry classifications.
Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our Investment Portfolio based on fair value as of December 31, 2017 and 2016 and TRS Portfolio as of December 31, 2016, excluding our short term investments.

	Investment Portfolio as of (in thousands)
	December 31, 2017		December 31, 2016
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Debt
First Lien Senior Secured Loans	$1,672,178	42.1%	$1,547,100	38.4%
Second Lien Senior Secured Loans	943,753	23.8	1,074,183	26.7
Other Senior Secured Debt	141,302	3.6	134,786	3.4
Total Senior Debt	2,757,233	69.5	2,756,069	68.5
Subordinated Debt	381,677	9.6	642,427	16.0
Asset Based Finance	346,507	8.7	344,305	8.5
Strategic Credit Opportunities Partners, LLC	300,652	7.6	98,998	2.5
Equity/Other	182,340	4.6	183,488	4.5
Total	$3,968,409	100.0%	$4,025,287	100.0%

	TRS Portfolio as of (in thousands)
	December 31, 2016
Asset Category	Fair Value	Percentage of Portfolio
Senior Debt
First Lien Senior Secured Loans	$200,326	77.6%
Second Lien Senior Secured Loans	30,026	11.6
Other Senior Secured Debt	15,632	6.1
Total Senior Debt	245,984	95.3
Subordinated Debt	12,315	4.7
Total	$258,299	100.0%
Joint Venture
We also co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2017, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million of which was from Conway. As of December 31, 2017, we had funded approximately $294.03 million of our commitment. Additionally, SCJV has $250 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank (the "GS Credit Facility") with a maturity date of September 29, 2021. As of December 31, 2017, our investment in SCJV was approximately $300.65 million at fair value. We do not consolidate SCJV in our consolidated financial statements.
For a further discussion of our investment activities and investment attributes of our Investment Portfolio as of December 31, 2017 and 2016 and TRS Portfolio as of December 31, 2016 and for the years then ended, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity - Portfolio Investment Activity for the Years Ended December 31, 2017, 2016 and 2015.”
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

We believe we have the following potential competitive advantages over other capital providers that operate in the markets we target, which allow us to take advantage of the market opportunities we have identified:

•
Proprietary Sourcing and Deal Origination. KKR, through its deep industry relationships and investment teams that actively source new investments, provides us with immediate access to an established source of proprietary investment opportunities. KKR has built leading franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that KKR's broad networks and the internal deal generation strategies of their investment teams create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•
Focus on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize KKR’s proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•
Experienced Management and Investment Expertise. Affiliates of KKR have more than 40 years of investment experience that spans a broad range of economic, market and financial conditions. We believe we benefit from KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure.

•
Disciplined Credit Analysis and Portfolio Monitoring. KKR provides us with immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we benefit from an investment infrastructure that allows for intensive due diligence to filter investment opportunities and helps select investments that offer favorable risk/reward characteristics.

•
Versatile Transaction Structuring and Flexible Capital. KKR has experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income, capital preservation and, to a lesser extent, long-term capital appreciation. We seek to continue to capitalize on this expertise and build our Investment Portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

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

Business Development Company Requirements
Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than other investment companies in dealing with their portfolio companies, issuing securities, and compensating their investment advisers. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our outstanding voting securities.
We are generally unable to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of dividends, and in certain other limited circumstances.
As a business development company, we are generally not permitted to invest in any portfolio company in which KKR or any of its affiliates currently have an investment, or to make any co-investments with KKR or any of its affiliates, without an exemptive order from the SEC. We may, however, invest alongside KKR and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that KKR, acting on our behalf or on behalf of other clients, does not negotiate any term other than price. We may also invest alongside KKR's other clients as otherwise permissible under regulatory guidance, applicable regulations and KKR's allocation policies. Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR.
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
Agreements for Investment Advisory Services and Administrative Services
Prior to the Listing, we were party to an investment advisory agreement with CNL, (the "Former Investment Advisory Agreement") for the overall management of our company’s investment activities. Under the terms of the Former Investment Advisory Agreement, CNL earned a base management fee equal to two percent of our gross assets. Our company and CNL had also entered into a sub-advisory agreement with KKR under which KKR was responsible for the day-to-day management of our company’s investment portfolio. CNL compensated KKR for advisory services that it provided to our company with 50% of the fees that CNL received under the Former Investment Advisory Agreement. Concurrent with the Listing, the Company entered into an investment advisory agreement with KKR (the “New Investment Advisory Agreement”). Under the terms of the New Investment Advisory Agreement, KKR earns a base management fee equal to an annual rate of 1.5% of the Company’s average gross assets, computed using the same method as under the Former Investment Advisory Agreement.
For a further discussion of the New Investment Advisory, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations - Investment Advisory Agreement.”
Prior to the Listing, we were party to an administrative services agreement with CNL (the “Former Administrative Services Agreement”) whereby CNL performed, and oversaw the performance of, various administrative services on our behalf. Administrative services generally included investor services, general ledger accounting, fund accounting, maintaining required corporate and financial records, financial reporting for us and our subsidiaries, preparation of reports to our Board and lenders, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and proxy statements, overseeing the payment of our expenses and distributions on common stock, oversight of service providers and the performance of administrative and professional services rendered to our company by others. The Company reimbursed CNL for the professional services and expenses it incurred in performing its administrative obligations on behalf of the Company. In connection with the Listing, KKR replaced CNL as the sole investment adviser and entered into a new administrative services agreement with the Company with similar terms.
CNL, certain CNL affiliates, and KKR receive or have received compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, and (ii) certain expenses associated with investment advisory activities. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.
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

Corporate Information
Our executive offices are located at 555 California Street, 50th Floor, San Francisco, CA 94104, and our telephone number is 415-315-3620. Prior to the Listing, our executive offices were located at CNL Center at City Commons, 450 South Orange Avenue, Orlando, FL 32801.
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
Our ability to achieve our investment objective depends on KKR’s ability to manage and support our investment process. If KKR were to lose a significant number of its key professionals, or terminate the New Investment Advisory Agreement, our ability to sustain our investment objective could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of KKR to achieve our investment objective. KKR evaluates, negotiates, structures, executes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of KKR, including its key professionals. The departure of a significant number of key professionals from KKR could have a material adverse effect on our ability to sustain our investment objective.
Our ability to sustain our investment objective also depends on the continued ability of KKR to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. KKR’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To sustain our investment objective, KKR may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. KKR may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
In addition, the New Investment Advisory Agreement has termination provisions that allow the agreement to be terminated by us on 60 days’ notice without penalty and by KKR upon 120 days’ notice to us without penalty. The termination of the New Investment Advisory Agreement may adversely affect the quality of our investment opportunities. In addition, in the event that the New Investment Advisory Agreement is terminated, it may be difficult for us to replace KKR as our investment adviser, and we would no longer have the ability to co-invest in privately negotiated transactions unless we filed a new SEC Exemptive Order and obtained the required exemptive relief.
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
Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of KKR to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that KKR will depend on its relationships with corporations, financial institutions and investment firms in providing investment advisory services to us, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom KKR has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We have experienced, and may continue to experience, increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market of private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
Investment in us involves a considerable amount of risk.
An investment in us involves a considerable amount of risk. Before making an investment decision, a prospective investor should (i) consider the suitability of this investment with respect to his or her investment objectives and personal situation and (ii) consider factors such as his or her personal net worth, income, age, risk tolerance and liquidity needs. An investment in our common stock represents an indirect investment in the portfolio of loans and fixed-income instruments, short positions and other securities and derivative instruments owned by us, and the value of these securities and instruments may fluctuate, sometimes rapidly and unpredictably, and such investment is subject to investment risk, including the possible loss of the entire principal amount invested. At any point in time, an investment in our common stock may be worth less than the original amount invested, even after taking into account distributions paid by us and the ability of our shareholders to reinvest distributions. We may also use leverage, which would magnify our investment, market and certain other risks.
We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. These factors are outside our control and could adversely affect the liquidity and value of our investments, and may reduce our ability to make attractive new investments.
We may be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis.
A majority of our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board. There is not a public market or active secondary market for many of the securities of the privately held companies in which we invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a majority of our securities quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period, is to a degree subjective, and KKR has a conflict of interest in making recommendations of fair value. We value our investments quarterly at fair value as determined in good faith in accordance with procedures established by our Board based on input from KKR. Our Board utilizes the services of an independent third-party valuation firm to aid us in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Additionally, a substantial over-estimate of the fair value of our investments may result in excessive borrowing advances relative to collateral value in certain of our credit facilities and lead to remedial margin calls.
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
Our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities.

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
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our previously disclosed strategies and plans and may shift our investment focus from the areas of expertise of KKR. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.
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
Our investments expose us to interest rate risks.
Our investments expose us to interest rate risks, meaning that changes in prevailing market interest rates could negatively affect the value of such investments. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in U.S. and non-U.S. financial markets. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our performance could be adversely affected.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in a single issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
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
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
In addition, increased reliance on internet-based programs and applications to conduct transactions and store data creates growing operational and security risks. Targeted cyber-attacks or accidental events can lead to breaches in computer and data systems security, and subsequent unauthorized access to sensitive transactional and personal information held or maintained by us, our affiliates, and third party service providers or counterparties. Any breaches that occur could result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors and the beneficial owners of investors, and may lead to theft, data corruption, or overall disruption in operational systems. Criminals may use data taken in breaches in identity theft, obtaining loans or payments under false identities and other crimes that have the potential to affect the value of assets in which we invests. These risks have the potential to disrupt our ability to engage in transactions, cause direct financial loss and reputational damage or lead to violations of applicable laws related to data and privacy protection and consumer protection. Cybersecurity risks also necessitate ongoing prevention and compliance costs.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Floating interest rate investments tied to certain indices that tend to lag behind the market may perform better in a falling interest rate environment, while floating interest rate investments tied to other indices, such as LIBOR, may do better in a rising rate environment. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base rate) and typically, every three months, the base rates are reset to then prevailing three-month LIBOR.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015 and the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
Future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.
From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, the failure of major domestic and international financial institutions and a response from the U.S. Federal Reserve of lowering interest rates and quantitative easing. While market conditions have experienced relative stability and substantial growth in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future which may require similar, or more experimental action by the U.S. Federal Reserve, such as negative interest rates. Global capital markets are sensitive to U.S. domestic and international economic conditions, social and political tensions, military conflict, and terrorism, including the financial stability of EU countries, perceived or actual downturns in China’s economy, further and sustained depreciation in the price of oil, and political and social unrest and military conflict in the Middle East.
We monitor U.S. and global developments and seek to manage our investments in a manner consistent with achieving our investment objectives, however, there can be no assurance that we will be successful in doing so. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could lead to increased market volatility and tighter credit markets, which could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act enacted in July 2010, instituted a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act remain to be implemented. However, the new presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.
The impact of recently enacted federal tax legislation on us, our shareholders and our investments is uncertain.
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisers regarding the effects of the new legislation on an investment in us.
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, following the vote by the United Kingdom to leave the EU and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals (still under consideration and unclear in material respects) for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including but not limited to the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for us. It is possible that a number of our securities will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on us.
On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggers a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore entering a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and our investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S.

economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of their investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or we becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that was designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.
As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NYSE. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting are or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.
Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of shareholder activism. Shareholder activism could result in substantial costs and divert management’s and our Board's attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

If the Company can no longer satisfy the conditions of Letter 12-40 (as defined below) issued by the Commodity Futures Trading Commission (the “CFTC”), the Company and KKR could be subject to additional regulatory requirements.
The Company has claimed relief available under a no-action letter (“Letter 12-40”) issued by the staff of the CFTC. Letter 12-40 relieves KKR from registering with the CFTC as the commodity pool operator (“CPO”) of the Company, provided that the Company (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than a designated percentage of its liquidation value to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Company can no longer satisfy the conditions of Letter 12-40, KKR could be subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Company would need to comply with all applicable regulations governing commodity pools and CPOs. If KKR were required to register as a CPO, it would also be required to become a member of the National Futures Association (“NFA”) and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase KKR’s operating expenses, which, in turn, could result in the Company’s investors being charged additional fees.
Risks Related to KKR and its Affiliates
KKR and its affiliates have limited experience managing a business development company.
KKR and its affiliates have less than one year of experience serving as the sole investment adviser of a business development company and six years of experience sub-advising a vehicle regulated as a business development company and may not be able to continue to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.
The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by KKR and its affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. KKR’s and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.
We may not replicate our historical performance or the historical success of KKR.
We cannot provide any assurance that we will replicate our own historical performance, the historical success of KKR or the historical performance of other companies that KKR and/or its affiliates have advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past, other KKR managed funds or by other clients of KKR and/or its affiliates. We can offer no assurance that KKR will be able to continue to implement our investment objective with the same degree of success as it has had in the past.
KKR and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
KKR and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to KKR). These compensation arrangements could affect KKR’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow KKR to earn increased asset management fees.
The time and resources that individuals associated with KKR devote to us may be diverted, and we may face additional competition due to the fact that KKR is not prohibited from raising money for or managing other entities that make the same types of investments that we target.
KKR and its affiliates currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that KKR devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

KKR will experience conflicts of interest in connection with the management of our business affairs.
KKR will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by KKR and its affiliates; compensation to KKR; services that may be provided by KKR and its affiliates to issuers in which we invest; investments by us and other clients of KKR, subject to the limitations of the 1940 Act; the formation of additional investment funds by KKR; differing recommendations given by KKR to us versus other clients; KKR’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on KKR’s use of “inside information” with respect to potential investments by us.
KKR and its affiliates may experience conflicts of interest in connection with the negotiation of arranging and other transaction-related fees paid by our portfolio companies.
In negotiating originated loans and certain other originated credit investments on our behalf, KKR and its affiliates may have the ability to negotiate the payment of arranging and other transaction-related fees by the relevant counterparty to KKR and its affiliates and/or an original issue discount (“OID”). In such circumstances, KKR will face a conflict of interest to the extent that a portion of any arranging or transaction-related fees payable to KKR and its affiliates may be retained by KKR and its affiliates, whereas any OID provided by the relevant counterparty would solely benefit us.
KKR may face conflicts of interest with respect to services performed for issuers in which we invest.
KKR and its affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of KKR may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by KKR for providing these services will not be shared with us and may be received before we realize a return on our investment. KKR may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand. Depending on the nature and magnitude of the fees, we could perform these services through a taxable subsidiary.
KKR has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
Because KKR and its affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, KKR and its affiliates may receive fees from certain accounts that are higher than the fees received by KKR from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for KKR has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent KKR has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in KKR’s employee benefit plans. KKR has an incentive to favor these accounts over us. Our Board monitors these conflicts.
Misconduct by employees of KKR or by third-party service providers could cause significant losses to us.
Misconduct by employees of KKR or by third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized investment activities or concealing unsuccessful investment activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. No assurances can be given that the due diligence performed by KKR will identify or prevent any such misconduct.
KKR’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.
KKR and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by KKR on behalf of its Advisor Funds may be adverse to us and our investments which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to a different class of securities of the issuer held by other Advisor Funds (including us). As a further example, KKR may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through KKR, may obtain confidential information about the companies in which we have invested or may invest. If we possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on our ability to take action with respect to our investments could have an adverse effect on our results of operations.
KKR currently serves as an investment sub-adviser to one other business development company with substantially the same investment objectives and strategies as ours and KKR and its affiliates may in the future serve as an adviser to other business development companies with substantially the same investment objective and strategies, thereby subjecting KKR and its affiliates to actual and potential conflicts of interests in connection with the management of our business affairs.
The members of the senior management and investment teams of KKR and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, directors or principals of entities that operate in the same or a related line of business as us. For example, KKR’s senior management and investment teams and other KKR personnel also serve in similar capacities for Corporate Capital Trust II, a business development company sub-advised by KKR. By serving in these multiple capacities, the senior management and investment teams may have obligations to Corporate Capital Trust II and/or other entities, and to the investors of such entities, which may conflict with our best interests or the best interest of our shareholders. For instance, we rely on KKR to manage our day-to-day activities and to implement our investment strategy. As a result of these activities, KKR, its senior management, investment team and other personnel, and certain of KKR’s affiliates may have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Corporate Capital Trust II and other entities affiliated with KKR.
Furthermore, our investment objectives overlap with those of Corporate Capital Trust II, and may overlap with the investment objectives of other clients and affiliates of KKR, subjecting KKR to additional conflicts of interest. For example, we may compete for investments with Corporate Capital Trust II, thereby subjecting KKR and its affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, KKR will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with its allocation policies, taking into account such factors as the relative amounts of capital available for new investments, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, and any other factors deemed appropriate.
There can be no assurance that the proposed investment co-advisory agreements or the joint adviser investment advisory agreement with KKR, FB Income Advisor, LLC, or FS Investments, as applicable, will receive shareholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objective.
On January 23, 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint adviser investment advisory agreement, each of which would replace the current Investment Advisory Agreement. The effectiveness of the investment co-advisory agreements and joint adviser investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint adviser investment advisory agreement may not go into effect. There can be no assurance that the investment co-advisory agreements or the joint adviser investment advisory agreement will become effective. As a result, the failure of the investment co-advisory agreements and/or the joint adviser investment advisory agreement to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objective.
KKR has adopted restrictions on its use of inside information about existing or potential investments that its personnel acquires through their relationships with other advisory clients, and those restrictions may limit the freedom of KKR to enter into or exit from investments for us, which could have an adverse effect on our results of operations.
In the course of their respective duties, the members, officers, directors, employees, principals or affiliates of KKR may come into possession of material, non-public information. The possession of such information may, to our detriment, limit the ability of KKR to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of KKR may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of KKR come into possession of material non-public information with respect to our investments, such personnel will be restricted by KKR’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of KKR to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of KKR’s other businesses. Additionally, there may be circumstances in which one or more individuals associated with KKR will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of KKR.
We may be obligated to pay KKR incentive fees even if we incur a net decrease in net assets resulting from operations due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
Our Investment Advisory Agreement entitles KKR to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay KKR an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net decrease in net assets resulting from operations for that quarter.
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind,” or “PIK,” income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. KKR is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never received as a result of a subsequent default. PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to KKR even though we do not receive the income in the form of cash.
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
Our incentive fee may induce KKR to make speculative investments.
The incentive fee payable by us to KKR may create an incentive for KKR to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage KKR to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings for investment purposes or any unrealized depreciation) may encourage KKR to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by KKR or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside KKR’s and its affiliates’ other clients, including other entities it manages, which we refer to as affiliates’ other clients, in certain circumstances when doing so is consistent with applicable law and SEC staff interpretations and guidance. We may also invest alongside the other clients of KKR, as otherwise permissible under regulatory guidance, applicable regulations and KKR’s allocation policies. It is our policy to base our Board’s determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
The SEC Exemptive Order granted by the SEC to us, KKR and certain of its affiliates, permits us to participate in certain transactions originated by KKR or its affiliates. However, affiliates of KKR whose primary business includes the origination of investments may engage in investment advisory businesses with client accounts that compete with us, and those affiliates have no obligation to make their originated investment opportunities available to KKR or to us.
In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), KKR will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we are unable to invest in any issuer in whom an affiliate’s other client holds a controlling interest.
We may make investments that could give rise to a conflict of interest.
We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If an affiliates’ other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions KKR may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, KKR may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, KKR may choose to exit such investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliates’ other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
The recommendations given to us by KKR may differ from those rendered by KKR to its other clients.
KKR and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
We are not managed by KKR & Co., but rather a subsidiary of KKR & Co. and may not replicate the success of KKR & Co.
We are managed by KKR and not by KKR & Co. Our performance may be lower or higher than the performance of other entities managed by KKR & Co. or its affiliates and their past performance is no guarantee of our future results.
KKR’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify KKR against certain liabilities, which may lead KKR to act in a riskier manner on our behalf than it would when acting for its own account.
KKR has not assumed any responsibility to us other than to render the services described in the New Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow KKR’s advice or recommendations. Pursuant to the New Investment Advisory Agreement, KKR and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of KKR will not be liable to us for their acts under the New Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect KKR and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of KKR with respect to all damages, liabilities, costs and expenses resulting from acts of KKR not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead KKR to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of KKR. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in a higher risk in comparison to non-originated transactions.

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

•
Equity Investments. Certain investments that we may make may include equity related securities, such as rights and warrants, that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Depending on the nature of the equity investment, we could invest through a taxable subsidiary which could impact the return on investment. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress However, the equity interests we receive may not appreciate in value and, in fact, may decline in value.

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

•
Derivatives. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of KKR to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the over-the-counter (“OTC”) derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
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
To the extent OID and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectibility;

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

•
The presence of OID and PIK creates the risk of non-refundable cash payments to KKR in the form of subordinated incentive fees on income based on non-cash OID and PIK income accruals that may never be realized; and

•	In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of KKR. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Most of our mezzanine securities and other investments (if any) are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured.
Mezzanine debt is typically junior to the obligations of a company to senior creditors, trade creditors and employees. Most of our mezzanine securities and other investments (if any) are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured. While the securities and other investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of the investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of particular investments. Default rates for mezzanine debt securities have historically been higher than for investment grade securities. Mezzanine securities and other investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance”; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Mezzanine debt investments may also be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation earlier than expected. In addition, mezzanine debt investments may include enhanced information rights or other involvement with a company’s Board that could result in limiting our ability to liquidate positions in the company.
We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.
We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. Such securities and instruments are generally not exchange-traded and, as a result, trade in the OTC marketplace, which is less transparent than the exchange-traded marketplace. In addition, we may invest in bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. Our investments in below investment grade instruments exposes us to a substantial degree of credit risk and interest rate risk. The market for high yield securities has recently experienced periods of significant volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt investments may reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt investments.

Certain of our investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, our deals, whether in exchange-traded or OTC transactions.
Certain of our investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, our deals, whether in exchange-traded or OTC transactions. If there is a default by the counterparty to such a transaction, we will, under most normal circumstances, have contractual remedies pursuant to the agreements related to the transaction. However, exercising such contractual rights may involve delays or costs which could result in losses to us. We may be subject to the risk of loss of our assets on deposit or being settled or cleared with a broker in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of us, the bankruptcy of an exchange clearing house or the bankruptcy of any other counterparty. In the case of any such bankruptcy, we might recover, even in respect of property specifically traceable to us, only a pro rata share of all property available for distribution to all of the counterparty’s customers and counterparties. Such an amount may be less than the amounts owed to us. Such events would have an adverse effect on the net asset value of our funds. Certain counterparties may have general custody of, or title to, our assets. The failure of any such counterparty may result in adverse consequences to the net asset value of our fund.
In addition, we may from time to time use counterparties located in jurisdictions outside the U.S. Such counterparties usually are subject to laws and regulations in non-U.S. jurisdictions that are designed to protect customers in the event of their insolvency. However, the practical effect of these laws and their application to our assets may be subject to substantial limitations and uncertainties. Because of the range of possible factual scenarios involving the insolvency of a counterparty and the potential number of entities and jurisdictions that may be involved, it is impossible to generalize about the effect of such an insolvency on us and our assets. Investors should assume that the insolvency of any such counterparty would result in significant delays in recovering our financial instruments from or the payment of claims therefor by such counterparty and a loss to us, which could be material.
Our investments may be structured through the use of OTC options and swaps or other indirect investment transactions. Such transactions may be entered into with a small number of counterparties resulting in a concentration of counterparty risk. The exercise of counterparty rights under such arrangements, including forced sales of securities, may have a significant adverse impact on us and our fund’s net asset value.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Although we generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or KKR sat on the Board of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.
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
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by KKR.
Before investing in any private investment fund, KKR, under the oversight of our Board, will conduct a due diligence review of the valuation methodology utilized by the private investment fund, which as a general matter we expect would utilize market values when available, and otherwise utilize principles of fair value that KKR reasonably believes to be consistent with those used by us for valuing our own investments. After investing in a private investment fund, KKR will monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by our Board, in the absence of specific transaction activity in a particular private investment fund, our Board will consider whether it is appropriate, in light of all relevant circumstances, to value our investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.
KKR will provide our Board with periodic reports, no less frequently than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuations problems that have arisen, if any. To the extent deemed necessary by KKR, our Board will review any securities valued by KKR in accordance with our valuation policies.
Our Board - with the assistance of KKR, officers and, through them, independent valuation agents - is responsible for determining in good faith the fair value of our portfolio investments for which market quotations are not readily available (as is the case of private investment funds). Our Board will make this determination on a quarterly basis and any other time when a decision is required regarding the fair value of our investments in private investment funds or other portfolio investments for which market quotations are not available. A determination of fair value involves subjective judgments and estimates, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security.
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
Derivative transactions which we may enter into may expose us to certain risks, including market risk, liquidity risk and other risks associated with the use of leverage.
Certain derivative transactions, such as a total return swap arrangement, or TRS, effectively add leverage to our portfolio by providing us investment and economic exposure to a security or portfolio of securities without our owning, investing directly in, or taking physical custody of such security or portfolio of securities.
Such derivative transactions are subject to market risks, liquidity risks and risks of imperfect correlation between the value of the transaction and the assets underlying the transaction. In addition, because such transactions are forms of synthetic leverage, they are subject to risks associated with the use of leverage. Moreover, we may incur certain costs in connection with such transactions that could in the aggregate be significant.
Such transactions are subject to the risk that the counterparty will default on its payment obligations or that one party will otherwise not be able to meet its contractual obligations to the other. Additionally, if the counterparty chooses to exercise its termination rights under such transactions, it is possible that, because of adverse market conditions existing at the time of such termination, we will owe more to the counterparty (or will be entitled to receive less from the counterparty) than we would otherwise have if we controlled the timing of such termination.
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

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a privately held company and, in turn, on us; and

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of KKR’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, KKR or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of KKR to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Certain investment analyses and decisions by KKR may be required to be undertaken on an expedited basis.
Investment analyses and decisions by KKR may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While we generally will not seek to make an investment until KKR has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to KKR at the time of making an investment decision may be limited. Therefore, no assurance can be given that KKR will have knowledge of all circumstances that may adversely affect an investment. In addition, KKR expects often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by KKR’s allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
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
We and each of our wholly owned, special purpose financing subsidiaries are party to revolving or term credit facilities with one or more lenders. We or our special purpose financing subsidiaries may become party to additional such facilities in the future. The agreements governing these facilities currently, and are likely to continue to, contain default provisions such as:

•	the failure to make principal payments when due or interest payments within three business days of when due;

•	borrowings under the facility exceeding the applicable advance rates;

•	the purchase by us or the relevant financing subsidiary, as applicable, of certain ineligible assets;

•	the insolvency or bankruptcy of us or the relevant financing subsidiary;

•	the decline of our or the relevant financing subsidiary’s, as applicable, net asset value below a specified threshold; and

•	fraud or other illicit acts by us or KKR in our or its investment advisory capacities.
An event of default under any one credit facility may result, among other things, in the termination of the availability of further funds under that facility and other unrelated credit facilities, and an accelerated maturity date for all amounts outstanding under the credit facility or facilities. This could disrupt our business, reduce our revenues and, by delaying any distributions allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, service our debt, make distribution payments to our shareholders and maintain our status as a RIC.
The agreements governing each credit facility would require us or the relevant financing subsidiary, as applicable, to comply with certain operational covenants. These covenants may, for example, require us or the relevant financing subsidiary, as applicable, to, among other things, maintain eligible assets with an aggregate equity value, net of borrowing balance, equal to or exceeding specified amounts under the facility. In addition, under the relevant facility, the occurrence of certain “Super-Collateralization Events” may result in an increase of the collateral equity value that we or the relevant financing subsidiary, as applicable, is required to maintain. Super-Collateralization Events would include, among other things:

•	certain key employees ceasing to be directors, principals, officers or investment managers of KKR;

•	the bankruptcy or insolvency of KKR;

•	KKR ceasing to act as adviser for us or the relevant financing subsidiary;

•
our ceasing to act as the relevant financing subsidiary’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and

•	fraud or other illicit acts by us or KKR in our or its investment advisory capacities.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to KKR.
The amount of leverage that we employ depends on KKR’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that additional leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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
Our shareholders do not have preemptive rights to any shares we issue in the future. Our charter, which we refer to herein as the articles of incorporation, authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire Board may amend our articles of incorporation to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.
Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a shareholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance nor can we predict the resulting reduction in our net asset value per share, however, such effects may be material. If our shares of common stock are trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our shareholders and our independent directors. We may not be able to obtain the necessary approvals to sell shares of common stock below net asset value. We undertake to describe the material risks and dilutive effects of any offering that we make at a price below our then-current net asset value in the future in a prospectus supplement issued in connection with any such offering.
Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.
Under the terms of our articles of incorporation, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
The net asset value and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	de-listing from the NYSE;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of KKR or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
Certain provisions of the Maryland General Corporation Law could deter takeover attempts.
Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our bylaws were amended to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. Although we do not presently intend to adopt such an amendment to our bylaws, there can be no assurance that we will not so amend our bylaws at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our Board determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.
Additionally, our Board may, without shareholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board may also, without shareholder action, amend our articles of incorporation to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.
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
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
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
Holders of any preferred stock that we may issue will have the right to elect members of the Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.
Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our investment company taxable income. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).
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
Impact of recently enacted federal tax legislation
Significant U.S. federal tax reform legislation was recently enacted which, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions which may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
Item 1B.     Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of KKR are suitable and adequate for our business as it is contemplated to be conducted.
Item 3.        Legal Proceedings
Neither we nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. In addition, to our knowledge, KKR is not currently subject to any material legal proceedings nor is any material legal proceeding threatened against them. From time to time, we, our subsidiaries, our investment adviser or our administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NYSE under the ticker symbol “CCT” since November 14, 2017. Prior to such date, there was no public market for our common stock. Our shares of common stock have traded at prices below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See “Risk Factors—Risks Related to an Investment in our Common Stock—Our shares of common stock may trade at a discount to net asset value.”

The following table sets forth the net asset value per share of our common stock as of the applicable period end and the range of high and low closing sales prices of our common stock as reported on the NYSE during such period. On March 9, 2018, the last reported closing sales price of our common stock on the NYSE was $16.23 per share.

	Net Asset Value Per Share(1)	Closing Sales Price
For the Three Months Ended		High	Low
Fiscal 2017
Period from November 14, 2017 to December 31, 2017	$19.55	$18.98	$15.98

(1)
Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.

In October 2016, we closed our Offering to new investors. Following the closing of our Offering, we have continued to issue shares pursuant to our distribution reinvestment plan.
Set forth below is a chart that reconciles gross and net proceeds from the Offering since its commencement on April 4, 2011:

	As of December 31, 2017
(in thousands, except share and per share amounts)	Shares	Amount
Gross proceeds from offering	127,408,871	$3,106,850
Commissions and marketing support fees	—	(284,052)
Reinvestment of distributions	21,491,845	455,845
Net proceeds from offering	148,900,716	$3,278,644
Average net proceeds per share	$22.02
Holders
As of March 9, 2018, we had 5,820 registered record holders of our common stock. This number does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.
Recent Sales of Unregistered Securities
None.
Listing Tender Offer and Share Repurchase Program
Through August 2017, we conducted quarterly tender offers pursuant to our share repurchase program. In anticipation of the Listing and the concurrent liquidity it was expected to provide to our shareholders, on August 10, 2017, our Board voted to terminate our share repurchase program following the completion of our tender offer which commenced on July 17, 2017. The tender offer expired and the share repurchase program was terminated on August 21, 2017.
On November 14, 2017, we commenced a tender offer in connection with the Listing, or the listing tender offer, to purchase for cash up the $185 million in value of our shares of common stock at a price of $20.01 per share. The listing tender offer expired on December 15, 2017. We accepted for purchase on a pro rata basis 9,245,377 shares of common stock, or approximately 13.9% of the shares tendered. The 9,245,377 shares of common stock accepted for purchase in the listing tender offer represented approximately 6.8% of our issued and outstanding shares of common stock as of December 15, 2017.
On January 3, 2018, KKR Alternative Assets L.P. entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the "KKR Trading Plan"). The KKR Trading Plan provides for the purchase of up to $49.75 million worth of shares of our common stock, subject to the limitations provided therein. The KKR Trading Plan is scheduled to expire on January 3, 2019. As of March 2, 2018, 1.30 million shares of our common stock have been purchased under the KKR Trading Plan.
In February 2018, our Board authorized a share repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. The program will be in effect for 12 months, unless extended or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program does not require us to repurchase any specific number of shares and we cannot assure shareholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2017 through October 31, 2017	—	$—	—	—
November 1, 2017 through November 30, 2017	—	—	—	—
December 1, 2017 through December 31, 2017	9,245,377	20.01	9,245,377	—
Total	9,245,377	$20.01	9,245,377	—
Distributions
Distributions to our shareholders are governed by our articles of incorporation. Our Board declares a quarterly record date, distribution rate and payment date. We intend to continue to pay quarterly distributions to our shareholders. The timing and amount of our quarterly distributions, if any, is determined by our Board. Any distributions to our shareholders are declared out of assets legally available for distribution. (See Note 8. “Distributions” and Note 12. “Federal Income Taxes” included in Item 8. “Financial Statements and Supplementary Data.”)
The following table presents the total cash distributions declared per share of common stock outstanding during the years ended December 31, 2017 and 2016:

	Cash Distributions Declared Per Share
Quarter	2017		2016
First	$0.452878		$0.452878
Second	0.452878		0.452878
Third	0.402165		0.452878
Fourth	0.503435	(1)	0.452878
Total	$1.811356		$1.811512

(1)	Includes a special cash distribution in the amount of $0.10125 per share.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual net investment taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the years ended December 31, 2017 and 2016, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains, if any) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. As required, a Form 1099-DIV was timely sent to our shareholders which stated the amount and sources of the paid distributions and provided information with respect to appropriate tax treatment of the paid distributions.
On February 26, 2018, our Board declared distributions for the first quarter of 2018. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded and paid quarterly in accordance with the schedule below.

Distribution Type	Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
Regular	March 29, 2018	April 6, 2018	$0.402190
Special	May 14, 2018	May 21, 2018	$0.101250

We have adopted a distribution reinvestment plan that enables our registered shareholders to elect for the reinvestment of distributions in shares of common stock. In connection with the Listing, our Board approved a second amended and restated distribution reinvestment plan (the "New DRP"). Pursuant to the New DRP, we will reinvest all distributions declared by the Board on behalf of registered shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if the Board declares a distribution, then Participants will have their distributions automatically reinvested in additional shares of the our common stock as described below. Existing shareholders who had not elected to participate in our distribution reinvestment plan as of the effective date of the New DRP will continue to receive their distributions in cash until such time as such shareholder otherwise notifies DST Systems, Inc., the plan administrator and the Company’s transfer agent and registrar (the “Plan Administrator), in accordance with the terms of the New DRP.

With respect to each distribution pursuant to the New DRP, we reserve the right to either issue new shares of our common stock or purchase such shares in the open market. Unless we, in our sole discretion, otherwise direct the plan administrator, (A) if the market price per share is equal to or greater than the net asset value per share, then we will issue shares of our common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (B) if the market price per share is less than the net asset value per share, then, in our sole discretion, (i) shares of our common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) we will issue shares of our common stock at net asset value per share. Pursuant to the terms of the New DRP, the number of shares of our common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which we issue such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased in the open market. The Plan Administrator will establish an account for shares acquired through the New DRP for each shareholder who has not elected to receive distributions in cash. In January 2018, we completed the purchase of 166,846 shares of our common stock for an average price per share of $16.25 in the open market in order to satisfy the reinvestment portion of the dividends declared in December 2017.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act.
The following graph shows a comparison from November 14, 2017 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the S&P/LSTA Leveraged Loan Index, the Merrill Lynch High Yield Master II Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on November 14, 2017 in our common stock, the S&P/LSTA Leveraged Loan Index, the Merrill Lynch High Yield Master II Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.     Selected Financial Data
The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

($ in thousands, except per share amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Investment income	$397,709	$386,468	$311,097	$230,712	$119,573
Operating expenses
Total expenses	186,752	173,061	131,443	99,194	68,502
Reimbursement of expense support	—	—	—	—	1,136
Net expenses	186,752	173,061	131,443	99,194	69,638
Net investment income before taxes	210,957	213,407	179,654	131,518	49,935
Income tax expense, including excise tax	658	3,311	2,966	1,392	—
Net investment income	210,299	210,096	176,688	130,126	49,935
Net realized and unrealized gains (losses) (4)	(36,169)	33,019	(214,895)	(45,809)	55,022
Net (decrease) increase in net assets resulting from operations	$174,130	$243,115	$(38,207)	$84,317	$104,957
Per share data:
Net investment income - basic and diluted	1.54	1.55	1.56	1.65	1.08
Net (decrease) increase in net assets resulting from operations - basic and diluted	1.27	1.80	(0.34)	1.08	2.25
Distributions declared	1.81	1.81	1.81	1.80	1.86
Other data:
Total investment return-net asset value(1)	6.4%	9.4%	(0.9)%	5.9%	11.4%
Total investment return-market value(2)	(7.1)%	—	—	—	—
Number of portfolio companies at period end (3)	113	129	124	112	94
Total portfolio investments for the period (3)	$1,582,962	$1,669,095	$2,068,738	$1,899,447	$2,090,370
Investment sales and prepayments for the period (3)	$1,697,701	$1,378,020	$842,372	$1,058,221	$925,095

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Total assets	$4,221,500	$4,430,696	$4,045,125	$2,971,720	$2,281,186
Borrowings, net	$1,588,380	$1,627,657	$1,418,657	$772,678	$707,389
Total net assets	$2,485,102	$2,759,332	$2,594,022	$2,145,821	$1,430,434

(1)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

(2)
Total investment return-market value was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2017, adding the cash distributions per share that were declared during the period from November 14, 2017 to December 31, 2017 and dividing the total by $17.60, the closing price of the Company’s shares on the NYSE on November 14, 2017 (the first day the shares began trading on the NYSE). The Company’s performance changes over time and currently may be different than that shown above. Given the short period of time for the calculation and the special distributions declared during this period, this return may not be indicative of current or future performance.

(3)	Excludes TRS portfolio companies and TRS transactions.

(4)
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for a discussion of realized and unrealized gains and losses for the years ended December 31, 2017 and 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “our,” “us” and “our company” refer to Corporate Capital Trust, Inc.
Overview
We were incorporated under the general corporation laws of the State of Maryland on June 9, 2010 and commenced business operations on June 17, 2011. We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Through November 2017, we were externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and, together with CNL, the “Advisers”), which were responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both Advisers are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provided the administrative services necessary for us to operate. On November 14, 2017, shares of our common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became our sole investment adviser. In addition, we entered into a new administrative services agreement with KKR, the terms of which are substantially similar to our prior administrative services agreement with CNL, pursuant to which KKR replaced CNL as our administrator.
Proposed Transition of Investment Advisory Services
In December 2017, our Board approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) setting forth our proposed new advisory structure. In January 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint investment advisory agreement, each of which would replace the New Investment Advisory Agreement. The effectiveness of the investment co-advisory agreements and joint advisor investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect.
Investment Objective, Investment Program and Primary Investment Types
Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through KKR's network. We define directly originated transactions as any investment where KKR negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Investments”). Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. We refer to Directly Originated Investments and other originated transactions together as our “Originated Strategies.” We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.
Historically, our investment program consisted of two main components. First, since the inception of our investment activities, we have been engaged in the direct purchase of debt and equity securities, primarily issued by portfolio companies, through both direct lending and, to a lesser extent, secondary market transactions. We refer to this investment program component as our “Investment Portfolio” in this report. Second, beginning in November 2012 and until June 2017, we supplemented our economic exposure to portfolio companies by entering into total return swap arrangements (“TRS”) with a commercial bank counterparty and directing the creation of a portfolio of debt investments that served as reference assets under the TRS. We refer to this investment program component as our portfolio of TRS assets or our “TRS Portfolio” in this report. In the case of our TRS Portfolio, we received all (i) realized income and fees and (ii) realized capital gains generated by the TRS assets. In return, we paid quarterly to the TRS counterparty a payment consisting of (i) realized capital losses generated by the TRS assets and (ii) financing costs that are based on (a) a floating financing rate and (b) the settled notional amount of TRS assets. We terminated the TRS on June 30, 2017, in connection with the Company’s ongoing transition towards directly originated private credit investments, as the TRS arrangements were primarily limited to the financing of traded investments.

Our investment strategy is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment and the related portfolio company, we use KKR's resources to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.
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

We co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2017, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of December 31, 2017, we had funded approximately $294.03 million of our commitment. SCJV had $165 million of borrowing capacity through a revolving credit facility with Bank of America Merrill Lynch (“BAML Credit Facility”) with a maturity date of

August 15, 2018. SCJV also had $250 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”) with a maturity date of September 29, 2021. As of December 31, 2017, our investment in SCJV was approximately $300.65 million at fair value. We do not consolidate SCJV in our consolidated financial statements.
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
As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private U.S. companies, U.S. companies whose securities are not listed on a national securities exchange and certain public U.S. companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of our initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.
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
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, performance-based incentive fees, interest expense, administrative expenses, custodian and accounting fees, other third-party professional services and expenses and amortization of deferred offering expenses. The investment advisory fee and performance-based incentive fees compensate the investment adviser services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights
The following table presents financial and operating highlights as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015:

As of December 31, (in thousands, except ratios and per share amounts)	2017	2016
Total assets	$4,221,500	$4,430,696
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,174,403	$4,408,491
Investments in portfolio companies	$3,968,409	$4,025,287
Borrowings	$1,595,000	$1,631,454
Deemed borrowings (TRS implied leverage classified as senior securities)	$—	$163,689
Net assets	$2,485,102	$2,759,332
Net asset value per share	$19.55	$20.09
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	38%	41%

Activity for the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Average net assets	$2,749,653	$2,698,040	$2,428,271
Average borrowings under credit facilities and term loan	$1,496,641	$1,476,426	$1,011,175
Purchases of investments(1)	$1,784,590	$1,761,495	$2,068,738
Sales, principal payments and other exits(1)	$1,899,329	$1,378,020	$842,372
Net investment income	$210,299	$210,096	$176,688
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	$(79,259)	$(2,645)	$50,657
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$43,090	$35,664	$(265,552)
Net increase (decrease) in net assets resulting from operations	$174,130	$243,115	$(38,207)
Total distributions declared	$244,133	$244,950	$205,044
Net investment income per share	$1.54	$1.55	$1.56
Earnings (losses) per share	$1.27	$1.80	$(0.34)
Distributions declared per share outstanding for the entire period	$1.81	$1.81	$1.81

Summary of Common Stock Offering for the Year Ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015
Gross proceeds, excluding reinvestment of distributions	$—	$137,245	679,862
Net proceeds to Company, excluding reinvestment of distributions	$—	$127,596	618,505
Reinvestment of distributions	$96,994	$124,139	105,363
Average net proceeds per share	$20.41	$20.10	21.81
Shares issued in connection with Offering, excluding reinvestment of distributions	—	6,365,828	28,329,936
Shares issued in connection with reinvestment of distributions	4,752,882	6,159,186	4,866,789

(1)	Includes $201.63 million and $92.40 million for the years ended December 31, 2017 and 2016, respectively, of investments sold to SCJV in exchange for equity interest in SCJV.
Business Environment
For nearly a decade, the major global central banks have implemented accommodative monetary policy and/or quantitative easing. Over this time period fixed income investors have benefited from a period of (largely) low levels of market volatility underpinned by this central bank bid. With a backdrop of improving fundamental performance and low market price fluctuations, credit spreads have compressed as institutional capital searched for yield.
For the first time since 2014, net issuance by the G4 central banks will be positive. With rising interest rate risk in the U.S., we also expect more restrictive monetary policy from the Federal Open Market Committee of the U.S. Federal Reserve. With the potential for lower overall demand for credit, we believe that fixed income market volatility is likely to increase in 2018 relative to the recent past.
Our focus is on investments in credits that offer an illiquidity premium (i.e. they may not be traded on an open market and therefore would not be subject to the same technical pressures of more traded assets). We believe originated credits can offer attractive risk-adjusted returns and that our Company, as a business development company, offers investors an investment option to access these returns with lower market volatility than traditional assets.
Portfolio and Investment Activity
Portfolio Investment Activity as of and for the years ended December 31, 2017 and 2016
The following tables summarize our investment activity as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	December 31, 2017	December 31, 2016
	Investment Portfolio	Investment Portfolio	TRS Portfolio
Total fair value	$3,968,409	$4,025,287	$258,299
No. portfolio companies	113	129	43
No. debt investments	124	141	47
No. asset based finance investments	10	11	—
No. equity/other investments	35	37	—

	Investment Portfolio Activity Summary ($ in thousands)			TRS Portfolio Activity Summary ($ in thousands)
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Purchases of Investments:
First Lien Senior Secured Loans	$1,075,389	$655,182	$785,833	$40,411	$70,504	$174,138
Second Lien Senior Secured Loans	223,432	357,841	514,469	4,661	4,185	33,892
Other Senior Secured Debt	98,687	68,458	123,404	1,542	15,000	—
Subordinated Debt	37,554	332,196	343,916	—	9,500	—
Asset Based Finance	142,185	218,926	211,596	—	—	—
Strategic Credit Opportunities Partners, LLC(1)	201,628	92,400	—	—	—	—
Equity/Other	5,715	36,492	89,520	—	—	—
Total	$1,784,590	$1,761,495	$2,068,738	$46,614	$99,189	$208,030
Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans(1)	$892,546	$629,222	$205,660	$244,425	$127,166	$159,172
Second Lien Senior Secured Loans	403,231	402,022	217,911	44,673	35,515	9,968
Other Senior Secured Debt	82,591	121,132	72,082	4,939	3,221	—
Subordinated Debt	350,736	154,230	263,178	12,458	—	875
Asset Based Finance	154,128	57,368	67,589	—	—	—
Equity/Other	16,097	14,046	15,952	—	—	—
Total	$1,899,329	$1,378,020	$842,372	$306,495	$165,902	$170,015
Portfolio Company Additions	38	35	40	2	13	15
Portfolio Company Exits	(54)	(30)	(28)	(45)	(18)	(14)
Debt Investment Additions(2)	71	60	52	9	19	18
Debt Investment Exits(2)	(88)	(60)	(38)	(56)	(23)	(16)

(1)	Includes $201.63 million and $92.40 million for each of the years ended December 31, 2017 and 2016, respectively, of investments sold to SCJV in exchange for equity interests in SCJV.

(2)	Debt investment additions and exits includes any asset based lending investments with a stated interest rate.
While the Investment Portfolio and the TRS Portfolio are accounted for and presented as two distinct portfolios, the two portfolios had 17 debt investment positions and 24 portfolio companies in common as of December 31, 2016. The changes in the fair value of our Investment Portfolio and our TRS Portfolio are directly related to (i) the changes in their cost basis and notional amounts, respectively, as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the years ended December 31, 2017, 2016 and 2015 was $112.54 million, (1.86) million and ($232.45) million, respectively, for our Investment Portfolio, and $0.39 million, $16.36 million and $(10.30) million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.
As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies as a main element of our investment strategy. Through our Originated Strategies investments we are able to participate alongside KKR’s institutional clients and proprietary funds in certain investments. Our total new fundings of Originated Strategies investments, at par, plus future expected fundings related to such investments, totaled approximately $1.10 billion and $1.24 billion for the years ended December 31, 2017 and 2016, respectively, representing 48% and 50% of approximately $2.28 billion and $2.48 billion in total originations by KKR in Originated Strategies investments for each respective period.
The following summarizes our investment activity associated with our investment focus on new originated investments during the years ended December 31, 2017 and 2016 and the status of originated investments held in the Investment Portfolio as of December 31, 2017 and 2016:

	December 31,
Directly Originated Transactions Activity for the Year Ended ($ in thousands)	2017	2016
Number of investments, by issuer	32	20
Total amount of investments, at cost (1)	$1,077,813	$1,126,559
Percentage of total investment activity (2)	68.1%	67.5%
Fee income recognized in connection with directly originated transactions	$10,243	$10,352

Originated Strategies Activity for the Year Ended ($ in thousands)	2017	2016
Number of investments, by issuer	34	29
Total amount of investments, at cost (1)	$1,130,564	$1,211,386
Percentage of total investment activity (2)	71.4%	72.6%

Directly Originated Transactions Summary as of December 31, ($ in thousands)	2017	2016
Total investments, at fair value	$3,051,289	$2,877,710
Percentage of total Investment Portfolio, at fair value (2)	76.9%	71.5%
Weighted average annual yield of debt investments (3)(4)	9.5%	9.9%

Originated Strategies Investments Summary as of December 31, ($ in thousands)	2017	2016
Total investments, at fair value	$3,343,924	$3,558,247
Percentage of total Investment Portfolio, at fair value (2)	84.3%	83.4%
Weighted average annual yield of debt investments (3)(4)	9.7%	9.8%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

(2)	Percentage of total investment activity and total Investment Portfolio excludes our investments in SCJV.

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

(4)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 6.4% and 9.4%, respectively, for the years ended December 31, 2017 and 2016. See Note 13. “Financial Highlights” in our consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of December 31, 2017 and 2016 and TRS Portfolio as of December 31, 2016, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	December 31, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,712,750	$1,672,178	$1,641,759	$1,547,100
Second Lien Senior Secured Loans	978,764	943,753	1,131,035	1,074,183
Other Senior Secured Debt	148,754	141,302	177,826	134,786
Total Senior Debt	2,840,268	2,757,233	2,950,620	2,756,069
Subordinated Debt	393,053	381,677	683,640	642,427
Asset Based Finance	372,035	346,507	388,117	344,305
Strategic Credit Opportunities Partners, LLC	294,028	300,652	92,400	98,998
Equity/Other	258,119	182,340	212,140	183,488
Total	$4,157,503	$3,968,409	$4,326,917	$4,025,287

	TRS Portfolio as of (in thousands)
	December 31, 2016
Asset Category	Notional Amount	Fair Value
Senior Debt
First Lien Senior Secured Loans	$202,506	$200,326
Second Lien Senior Secured Loans	29,957	30,026
Other Senior Secured Debt	15,724	15,632
Total Senior Debt	248,187	245,984
Subordinated Debt	10,502	12,315
Total	$258,689	$258,299
The weighted average yield on debt investments at amortized cost held in our Investment Portfolio as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield	TRS Portfolio at Notional Amount	Weighted Average Yield
Senior Debt (2)(3)
First Lien Senior Secured Loans	$1,646,602	8.9%	$1,537,971	9.1%	$202,506	7.9%
Second Lien Senior Secured Loans	972,306	10.3%	1,080,166	10.0%	29,957	9.8%
Other Senior Secured Debt	119,999	9.4%	114,896	9.8%	15,724	12.3%
Subordinated Debt (2)(3)	378,757	9.8%	669,497	9.7%	10,502	10.9%
Asset Based Finance (2)(3)(4)	69,997	11.8%	79,399	10.8%	—	—

(1)	Excludes investments on non-accrual status.

(2)
The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing or partial accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion or amortization of the purchase or original issue discount or premium of each accreting or amortizing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

(3)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 6.4% and 9.4%, respectively, for the years ended December 31, 2017 and 2016. See Note 13. “Financial Highlights” in our consolidated financial statements for information on how such returns were calculated.

(4)	Includes any investments with a stated interest rate.
The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of December 31, 2017 and 2016 and the TRS Portfolio as of December 31, 2016:

	Investment Portfolio as of December 31,		TRS Portfolio as of December 31,
Floating interest rate debt investments:	2017	2016	2016
Percent of debt portfolio	78.4%	77.8%	89.6%
Percent of floating rate debt investments with interest rate floors	91.9%	92.6%	100.0%
Weighted average interest rate floor	1.0%	1.0%	1.0%
Weighted average coupon spread to base rate (1)	719 bps	806 bps	505 bps
Weighted average years to maturity	4.7	4.5	3.8
Fixed interest rate debt investments:
Percent of debt portfolio	21.6%	22.2%	10.4%
Weighted average coupon rate (1)	9.5%	10.2%	10.1%
Weighted average years to maturity	4.7	5.4	6.2

(1)	Excludes investments on non-accrual status.
All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.999% and 1.695%, and 0.612% and 0.998% during the years ended December 31, 2017 and 2016, respectively, and was 1.694% and 0.998% on December 31, 2017 and 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.
Our weighted average annual yield on debt investments, adjusting for any non-accreting or partial accrual investments, was 9.5% and 9.6% as of December 31, 2017 and 2016, respectively. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 6.4% and 9.4%, respectively, for the years ended December 31, 2017 and 2016. See Note 13. “Financial Highlights” in our consolidated financial statements.
The following table shows the credit ratings of the investments in our Investment Portfolio as of December 31, 2017 and 2016 and TRS Portfolio as of December 31, 2016, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	December 31, 2017		December 31, 2016		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$66,725	1.7%	$—	—%	$10,360	4.0%
BB-	30,512	0.8	41,193	1.0	17,764	6.9
B+	52,336	1.3	156,336	3.9	39,868	15.4
B	184,924	4.7	191,565	4.8	103,907	40.2
B-	110,375	2.8	145,753	3.6	54,433	21.1
CCC+	438,159	11.0	612,476	15.2	20,277	7.8
CCC	171,561	4.3	203,931	5.1	11,022	4.3
CCC-	34,370	0.9	17,549	0.4	668	0.3
CC	9,114	0.2	4,217	0.1	—	—
Not rated	2,870,333	72.3	2,652,267	65.9	—	—
Total	$3,968,409	100.0%	$4,025,287	100.0%	$258,299	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands) (1)	December 31, 2017	December 31, 2016
Total number of all investments with PIK feature	11	18
Par value of all investments with PIK feature	$366,248	$582,492
Total number of all investments that have active PIK election	11	15
Par value of all investments that have active PIK election	$366,248	$534,394
Percent of debt investment portfolio with active PIK election, at par value	10.5%	14.0%
Number of originated investments with PIK feature and active PIK election	10	9
Par value of originated investments with PIK feature and active PIK election	$359,563	$409,045

(1)	Includes investments on non-accrual status.

	December 31,
PIK Interest Income Activity for the Year Ended (in thousands)	2017	2016	2015
PIK interest income	$18,137	$19,490	$30,402
PIK interest income as a percentage of interest income and PIK interest income	5.2%	5.5%	10.8%
PIK interest income as a percentage of total investment income	4.6%	5.0%	9.8%
Collections of PIK interest (1)	$21,895	$18,932	$853

(1)	Includes both principal payments and proceeds from sales of investments.
As of December 31, 2017, our Investment Portfolio consisted of 113 portfolio companies, diversified across 21 industry classifications, as compared to our Investment Portfolio as of December 31, 2016 which consisted of 129 portfolio companies, diversified across 21 distinct industry classifications. As of December 31, 2016, the TRS Portfolio consisted of 43 portfolio companies, diversified across 16 distinct industry classifications. The following table presents a summary of our Investment Portfolio as of December 31, 2017 and 2016 and TRS Portfolio as of December 31, 2016, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)				TRS Portfolio as of (in thousands)
	December 31, 2017		December 31, 2016		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$764,598	19.3%	$853,615	21.2%	$15,674	6.1%
Software & Services	453,296	11.4	350,413	8.7	59,848	23.2
Diversified Financials	398,106	10.0	320,480	7.9	—	—
SCJV	300,652	7.6	98,998	2.4	—	—
Retailing	267,358	6.7	318,624	7.9	33,698	13.0
Consumer Durables & Apparel	251,908	6.3	167,194	4.2	9,786	3.8
Automobiles & Components	227,742	5.8	237,152	5.9	—	—
Materials	215,827	5.5	242,410	6.0	7,235	2.8
Real Estate	199,957	5.0	216,371	5.4	—	—
Health Care Equipment & Services	140,339	3.6	196,315	4.9	27,742	10.7
Transportation	125,080	3.2	161,398	4.0	23,641	9.2
Commercial & Professional Services	114,560	2.9	82,657	2.1	14,228	5.5
Household & Personal Products	104,334	2.6	36,750	0.9	—	—
Energy	85,053	2.1	161,950	4.0	—	—
Consumer Services	79,605	2.0	119,313	3.0	19,716	7.6
Technology Hardware & Equipment	54,228	1.4	178,017	4.4	8,087	3.1
Food & Staples Retailing	53,280	1.3	51,970	1.4	9,838	3.8
Media	47,600	1.2	35,230	0.9	12,550	4.9
Insurance	27,628	0.7	45,554	1.1	6,121	2.4
Food, Beverage & Tobacco	21,455	0.5	57,203	1.4	8,081	3.1
Semiconductors & Semiconductor Equipment	20,698	0.5	—	—	—	—
Banks	15,105	0.4	—	—	—	—
Pharmaceuticals, Biotechnology & Life Science	—	—	56,892	1.4	1,027	0.4
Telecommunications Services	—	—	36,781	0.9	1,027	0.4
Total	$3,968,409	100.0%	$4,025,287	100.0%	$258,299	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, KKR uses a risk grading system to characterize and monitor the expected level of returns on each investment in our portfolio. KKR uses a risk grading scale of A to E. The following is a description of the conditions associated with each risk grade:

Risk Grades	Summary Description
A	Investment is performing as expected and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

B	No concern about repayment of both interest and our cost basis but there may be some concerns about the company’s recent performance or trends in the industry.

C	Expect to fully recover both interest and our cost basis but covenant headroom is tight and a covenant violation is possible or the company and/or industry are facing headwinds.

D	Concerned about the recoverability of principal or interest or a material covenant has been violated.

E	Investment is in or near default.

The following table shows the distribution of our Investment Portfolio on the A to E risk grading scale at fair value as of December 31, 2017:

	Investment Portfolio as of (in thousands)
	December 31, 2017
Risk Grade	Fair Value	Percentage of Portfolio
A	$1,682,750	42.4%
B	1,190,791	30.0
C	846,518	21.3
D	135,683	3.4
E	112,667	2.9
Total	$3,968,409	100.0%
Portfolio Developments
In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which we have invested a total of $151.30 million as of December 31, 2017, based on amortized cost, was placed into receivership. Our investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of €141.34 million) and equity warrants with a cost of $4.78 million. On June 29, 2017, we and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. Our portion of Facility A has a par amount of €82.06 million ($98.45 million as of December 31, 2017) and our portion of Facility B has a par amount of €59.28 million ($71.13 million as of December 31, 2017). Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of December 31, 2017, our investments in Amtek have an aggregate fair value of $138.93 million.
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV was formed pursuant to the terms of a limited liability company agreement between our company and Conway. Pursuant to the terms of the agreement, we and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway, have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we perform certain day-to-day management responsibilities on behalf of SCJV.
In August 2016, we completed the initial funding of SCJV. As part of the initial funding, we sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. We recognized a net realized loss of $0.95 million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In December 2016, we sold investments with a fair value of $45.88 million to SCJV. We recognized a net realized gain of $1.03 million in connection with the transaction. In September 2017, we sold investments with a fair value of $373.05 million to SCJV, in exchange for cash and an additional $201.63 million equity interest in SCJV. We recognized a net realized gain of $3.43 million in connection with the transaction.
On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “BAML Credit Agreement”), with Bank of America Merrill Lynch. The BAML Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the BAML Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the BAML Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the BAML Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding shall also pay a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. As of December 31, 2017 and 2016, total outstanding borrowings under the BAML Credit Facility were $102.20 million and $152.00 million, respectively. On February 15, 2018 Charlotte Funding paid off and terminated the BAML Credit Agreement.
On September 29, 2017, Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “GS Credit Agreement”), with Goldman Sachs Bank. The GS Credit Agreement established a revolving credit facility which provides for up to $250 million in total commitments to Jersey City Funding (the “GS Credit Facility”), and is secured by substantially all of the assets of Jersey City Funding. The GS Credit Agreement contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The stated borrowing rate under the GS Credit Facility may take the form of either base rate loans or foreign currency rate loans and may be converted to either or during the term of the loan by delivering a notice to the GS Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the GS Credit Agreement. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pounds Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency as defined in the GS Credit Agreement. The GS Credit Facility matures on September 29, 2021. As of December 31, 2017, total outstanding borrowings under the GS Credit Facility were $166.02 million. On March 12, 2018, Jersey City Funding exercised the accordion feature to increase the aggregate loan commitment under the GS Credit Facility to $350 million.
As of December 31, 2017 and 2016, SCJV had total investments with a fair value of $514.04 million and $248.60 million, respectively. As of December 31, 2017 and 2016, SCJV had no investments on non-accrual status. The investment portfolio and SCJV’s portfolio had 16 and 17 debt investment positions and 18 and 22 portfolio companies in common as of December 31, 2017 and 2016, respectively.
See Note 3. “Investments” in our consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of December 31, 2017 and 2016, and summary statement of operations information for the year ended December 31, 2017.
Capital Resources and Liquidity
Sources and Uses of Capital
Our capital resources and liquidity are derived primarily from cash flows from operations, including investment sales and repayments and borrowings. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) payment of principal and interest on our borrowings, and (iv) operating expenses. We have used, and expect to continue to use, proceeds from the turnover of our Investment Portfolio, and borrowings under our credit facilities to finance our investment activities primarily focused on directly originated investments in portfolio companies.
Liquidity
During the year ended December 31, 2017, proceeds from sales of investments and principal payments totaled $1.70 billion. In addition, distributions reinvested in the company as a percentage of total distributions paid during the year ended December 31, 2017 was 49.2%, or $96.99 million. As of December 31, 2017, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$130,964
Short Term Investments	688
Credit Facilities-Effective Borrowing Capacity(1)	538,116
Total	$669,768

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of December 31, 2017.

Borrowings
Our outstanding borrowings as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017					As of December 31, 2016
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$615,000	$615,000		$928,000	(2)	$799,000	$799,000
BNP Credit Facility(1)	—		—	—		200,000		183,000	183,000
SMBC Credit Facility(1)	300,000		110,000	110,000		200,000		102,000	102,000
JPM Credit Facility(1)	300,000		240,000	240,000		300,000		135,000	135,000
Total credit facilities	1,558,000		965,000	965,000		1,628,000		1,219,000	1,219,000
2014 Senior Secured Term Loan	385,000		385,000	382,768	(3)	389,000		389,000	385,203	(3)
2022 Notes	245,000		245,000	240,612	(4)	—		—	—
CS Facility(5)	—		—	—		23,454		23,454	23,454
Total borrowings	$2,188,000		$1,595,000	$1,588,380		$2,040,454		$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)
Comprised of outstanding principal less the unaccreted original issue discount of $0.58 million and $0.99 million and deferring financing costs of $1.65 million and $2.81 million as of December 31, 2017 and 2016, respectively.

(4)	Comprised of outstanding principal less deferred financing costs of $4.39 million as of December 31, 2017.

(5)	Borrowings denominated in Euros.
For the years ended December 31, 2017 and 2016, our total all-in cost of financing, including fees and expenses, was 4.38% and 3.49%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.19 billion that is available to us from our existing financing arrangements.
See Note 10. “Borrowings” in our consolidated financial statements for additional disclosures regarding our borrowings.
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
See Note 4. “Derivative Instruments” in our consolidated financial statements for additional disclosures on the TRS.
Commitments and Contingencies
See Note 11. “Commitments and Contingencies” in our consolidated financial statements for information on our commitments and contingencies as of December 31, 2017.

Distributions to Shareholders
We intend to pay quarterly distributions to our shareholders in the form of cash. Registered shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2017, 2016 and 2015:

(in thousands, except per share amounts)	Per Share		Amount
December 31, 2017	$1.81	(1)	$244,133
December 31, 2016	$1.81		$244,950
December 31, 2015	$1.81		$205,044

(1)	Includes a special cash distribution in the amount of $0.10125 per share.

Approximately 49%, 51% and 51% of the distributions we declared in the years ended December 31, 2017, 2016 and 2015, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. Net investment income and realized capital gains represent the primary sources for us to pay distributions. See Note 8. “Distributions” in our consolidated financial statements for additional disclosures on distributions.
We have adopted a distribution reinvestment plan that enables our shareholders to elect for the reinvestment of distributions in shares of common stock. In connection with the Listing, our Board approved an amended and restated distribution reinvestment plan (the "New DRP"). Pursuant to the New DRP, we will reinvest all distributions declared by the Board on behalf of investors who do not elect to receive their distributions in cash (the “Participants”). As a result, if the Board declares a distribution, then shareholders who have not “opted out” of the New DRP will have their distributions automatically reinvested in additional shares of the our common stock as described below.
With respect to each distribution pursuant to the New DRP, we reserve the right to either issue new shares of our common stock or purchase such shares in the open market. Unless we, in our sole discretion, otherwise direct the plan administrator, (A) if the market price per share is equal to or greater than the net asset value per share, then we will issue shares of our common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (B) if the market price per share is less than the net asset value per share, then, in our sole discretion, (i) shares of our common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) we will issue shares of our common stock at net asset value per share. Pursuant to the terms of the New DRP, the number of shares of our common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which we issue such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased in the open market. The plan administrator will establish an account for shares acquired through the New DRP for each shareholder who has not elected to receive distributions in cash.
We had sufficient taxable income to support 100% of our declared distributions for the year ended December 31, 2017. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. We routinely disclose the sources of funds used to pay distributions to our registered shareholders in periodic reports that accompany (i) quarterly account statements and (ii) quarterly distribution checks that are prepared and sent directly by our transfer agent to our registered shareholders. See Note 8. “Distributions” in our consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
Results of Operations
As of December 31, 2017, our Investment Portfolio had a fair value of $3.97 billion. The majority of our investments at December 31, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the years ended December 31, 2017, 2016 and 2015. The growth of our Investment Portfolio was the primary contributing factor to the significant increases in investment income, operating expenses, investment advisory fees, net investment income and net assets between the comparative periods, as discussed below.

The following is a summary of our operating results for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Total investment income	$397,709	$386,468	$311,097
Total operating expense	186,752	173,061	131,443
Net investment income before taxes	210,957	213,407	179,654
Income tax expense, including excise tax	658	3,311	2,966
Net investment income	210,299	210,096	176,688
Net realized gains (losses)	(79,259)	(2,645)	50,657
Net change in unrealized appreciation (depreciation)	43,090	35,664	(265,552)
Net increase (decrease) in net assets resulting from operations	$174,130	$243,115	$(38,207)
Investment income
Investment income consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest income	$333,446	$337,850	$250,599
Payment-in-kind interest income	18,137	19,490	30,402
Subtotal	351,583	357,340	281,001
Fee income	17,829	13,582	18,305
Dividend and other income	28,297	15,546	11,791
Total investment income	$397,709	$386,468	$311,097
The decrease in interest income during the year ended December 31, 2017 was partially due to a decrease in our portfolio of debt investments. Our average debt investment balance was $3.65 billion and $3.76 billion for the years ended December 31, 2017 and 2016, respectively, based on par value. The increase in interest income during the year ended December 31, 2016 was due primarily to the growth of our portfolio of debt investments. Our average debt investment balance was $3.20 billion for the year ended December 31, 2015, respectively, based on par value. Variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $32.54 million, $16.93 million and $6.37 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, 5.2% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 5.5% and 10.8% for the same periods in 2016 and 2015, respectively. The decrease in PIK interest income during the years ended December 31, 2017 is primarily due to investments that have been placed on non-accrual or partial accrual status and investments that were sold or repaid. The decrease in PIK interest income during the year ended December 31, 2016 is primarily due to investments that were sold or repaid during the period ($7.29 million) and investments that were placed on non-accrual status during the period ($5.90 million). We also recorded a partial write-down of PIK interest income in the amount of $2.66 million for one investment with a valuation that indicated the PIK interest income may not be fully collectible. These reductions in PIK interest income were partially offset by increases due to new PIK investments added to the portfolio as well as increases caused by the compounding nature of PIK. As of December 31, 2017, our weighted average annual yield on our accruing debt investments was 9.5% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of December 31, 2017, approximately 78.4% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.
Interest income earned on TRS assets is not included in investment income in the consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.
Our fee income consists of transaction-based fees and is nonrecurring. The increase in fee income during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to a break-up fee earned on a potential Directly Originated Investment transaction that fell through. Fee income was higher during the year ended December 31, 2015 as compared to the same period in 2016 due primarily to an amendment fee received in the amount of $7.76 million earned during the first quarter of 2015 from one of our portfolio companies seeking financial covenant relief. The decrease in amendment fees earned during the year ended December 31, 2016 was partially offset by an increase in capital structuring fees earned related to our Directly Originated Investment transactions. Going forward, we expect to earn additional structuring services fees on Directly Originated Transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our consolidated financial statements for additional information on fee income.
Operating expenses
Our operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Investment advisory fees	$80,676	$82,736	$70,298
Interest expense	65,501	51,519	36,311
Performance-based incentive fees	16,139	24,123	8,733
Professional services	5,592	2,876	2,913
Listing advisory fees	4,800	—	—
Investment adviser expenses	3,491	1,316	1,518
Administrative services	3,378	3,446	2,728
Custodian and accounting fees	1,724	1,569	1,309
Offering expense	402	2,285	4,481
Director fees and expenses	565	495	569
Other	4,484	2,696	2,583
Total operating expenses	$186,752	$173,061	$131,443
Investment advisory fees and performance-based incentive fees — Prior to the Listing, our investment advisory fees were calculated at an annual rate of 2% of our average gross assets. Since the Listing, pursuant to the terms of the New Investment Advisory Agreement, our investment advisory fees are calculated at an annual rate of 1.5% of our average gross assets. The changes in these fees for the periods presented were primarily attributable to the net changes in our gross assets. Going forward, absent a material change in our gross assets, we expect our investment advisory fees to decrease due to the decrease in the rate from 2% to 1.5%.
KKR, as our investment adviser is, and CNL, as our former investment adviser, was also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Subordinated Incentive fee on income	$16,139	$24,123	$8,733
Incentive fee on capital gains	—	—	—
Total performance-based incentive fees	$16,139	$24,123	$8,733
Prior to the Listing, a subordinated incentive fee on income was payable to our Advisers each calendar quarter if our pre-incentive fee net investment income (as defined in the Former Investment Advisory Agreement and approved by our Board) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Pursuant to the New Investment Advisory Agreement, average net assets replaced average adjusted capital in the calculation of the subordinated incentive fee on income.
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

Concurrently with the Listing, KKR agreed to certain waivers which may further reduce the amount of the investment advisory fees that are payable by us under the New Investment Advisory Agreement. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the New Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing. Neither the total return requirement nor the waivers resulted in a reduction of the amount of incentive fee payable to the advisers for the year ended December 31, 2017.
The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. As discussed in Note 6. “Related Party Transactions” in our consolidated financial statements, the calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread. In addition, for financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio and derivative instruments in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisers is determined at the end of the calendar year.
We did not pay any incentive fee on capital gains for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had cumulative realized and unrealized losses of $371.35 million in excess of our cumulative realized capital gains since inception. The Advisers earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the Advisers any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.
See “—Contractual Obligations —Investment Advisory Agreement,” below for further details about the performance-based incentive fees.
Interest expense – The components of interest expense for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Stated interest expense	$57,532	$45,126	$30,522
Unused commitment fees	3,049	1,845	2,172
Amortization of deferred financing costs	4,512	4,150	3,233
Accretion of discount on term loan	408	398	384
Total interest expense	$65,501	$51,519	$36,311
The increase in interest expense during the year ended December 31, 2017 was attributable to the increase in our weighted average debt outstanding to $1.50 billion, as compared to $1.48 billion during the year ended December 31, 2016, as well as the increase in our all-in cost of financing to 4.38% for the year ended December 31, 2017, from 3.49% for the year ended December 31, 2016. The increase in interest expense during the year ended December 31, 2016 was primarily attributable to the increase in our weighted average debt outstanding to $1.48 billion, as compared to $1.01 billion for the same period in 2015. This increase is partially offset by a decrease in our all-in cost of financing, including fees and expenses, to 3.49%, as compared to 3.59% for the same period in 2015.
Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.

All other operating expenses – The increases in professional services and other expenses for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and 2015 are due to increased legal and other expenses associated with the Listing. We also incurred listing advisory fees upon the completion of the Listing. The following table presents our expenses associated with the Listing:

(in thousands)	Year Ended December 31, 2017
Professional services	1,283
Listing advisory fees	4,800
Investment adviser expenses	59
Administrative services	47
Other	1,395
Total listing expenses	$7,584
The increase in investment adviser expenses for the year ended December 31, 2016 is due to an increase in reimbursable expenses incurred by KKR related to the restructuring of existing investments and the underwriting and structuring of new transactions. Our offering expenses were capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our Offering in October 2016, we did not record any deferred offering expenses during the year ended December 31, 2017, as compared to $1.08 million and $3.48 million for the years ended December 31, 2016 and 2015. As of December 31, 2017, all deferred offering expenses have been recorded as expense in the consolidated statements of operations and we do not expect to incur this expense going forward.
During the years ended December 31, 2017, 2016 and 2015 the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.87%, 0.46% and 0.48%, respectively.
Income tax expense, including excise tax
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions, including spillback distributions, to our shareholders which will generally relieve us from U.S. federal corporate-level income taxes.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current calendar year dividend distributions into the next tax year and pay a 4% excise tax on the amount of current year taxable income in excess of distributions, as required. As a result of our estimated taxable income exceeding distributions paid to our shareholders, we recorded net excise tax expense of $0.21 million, $3.31 million and $2.89 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the years ended December 31, 2017, 2016 and 2015, we recorded a net tax expense of approximately $0.97 million, $1.26 million and $0.56 million, respectively, for these subsidiaries, of which $0.53 million, $1.26 million and $0.48 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations.
Net realized gain and losses—Net realized gains and losses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net realized losses on investments	$(95,222)	$(27,548)	$(29,310)
Net realized gains on derivative instruments	15,247	24,306	83,550
Net realized gains (losses) on foreign currency transactions	716	597	(3,583)
Net realized gains (losses)	$(79,259)	$(2,645)	$50,657
The net realized loss on investments for the year ended December 31, 2017 consisted of a net loss on the disposition of investments of $76.15 million and a net currency loss on those investments of $19.07 million that were denominated in foreign currencies. The realized losses were driven primarily by investments that were sold or restructured during the period. The net realized loss on investments for the year ended December 31, 2016 consisted of a net gain on the disposition of investments of $5.86 million and and a net currency loss on those investments of $33.41 million and $31.02 million, respectively, that were denominated in foreign currencies. The net realized loss on investments for the year ended 2015 consisted of a net loss on the disposition of investments of $20.19 million and a net currency loss on those investments of $9.12 million that were denominated in foreign currencies. The net realized loss on investments for the year ended December 31, 2015 was partially due to a restructuring of one of the portfolio companies in whose debt securities we have invested, Towergate Finance PLC, resulting in a realized loss of $23.0 million.
Our net realized gains (losses) on derivative instruments for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net realized gains (losses) on:
Cross currency swaps	$22,324	$8,328	$541
Foreign currency forward contracts	(12,006)	7,344	70,096
Interest rate swaps	1,915	(3,851)	—
TRS	3,014	12,485	12,913
	$15,247	$24,306	$83,550
See Note 4. “Derivative Instruments” in our consolidated financial statements for more information about the components of the realized gain on TRS recorded during each period.
As described in Note 4. “Derivative Instruments” in our consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.
Net change in unrealized appreciation or depreciation
For the years ended December 31, 2017, 2016 and 2015, net unrealized appreciation and depreciation consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net change in unrealized appreciation (depreciation) on:
Investments	$112,536	$(1,860)	$(232,449)
Derivative instruments	(70,308)	40,141	(34,881)
Foreign currency translation	(1,026)	(551)	1,778
Provision for taxes	1,888	(2,066)	—
Net change in unrealized depreciation	$43,090	$35,664	$(265,552)
The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$136,570	$133,870	$29,519
Unrealized depreciation	(166,382)	(206,953)	(281,185)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	142,348	71,223	19,217
Total net unrealized appreciation (depreciation)	$112,536	$(1,860)	$(232,449)

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.

Approximately 8.7% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency forward contracts and cross currency swaps, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.
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

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net realized and unrealized gains (losses) on investments	$17,314	$(29,408)	$(261,759)
Net realized and unrealized gains (losses) on foreign currency forward contracts	(17,717)	9,131	31,368
Net realized and unrealized losses on cross currency swaps	(33,777)	26,882	8,484
	$(34,180)	$6,605	$(221,907)
The net realized and unrealized gains (losses) on investments during the year ended December 31, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the year ended December 31, 2017. These gains were offset by unrealized losses incurred on our investments in Amtek, as discussed above in “Portfolio and Investment Activity – Portfolio Developments.” The net realized and unrealized gains and losses on investments during the year ended December 31, 2016, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the second half of 2016. These conditions helped to offset a portion of the net losses incurred during the first quarter of 2016, and losses related to underperforming investments. The net realized and unrealized losses on investments during the year ended December 31, 2015, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were partly attributable to declines in the fair values of the Company’s investments in securities of portfolio companies directly or indirectly related to the energy sector. During the year ended December 31, 2015, volatility in commodities, energy and equities impacted various credits contributing to increasing unrealized depreciation in the portfolio.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$3,346	$3,762
Realized gain (loss) on TRS assets	—	441	(571)
Receipt of prior period unsettled amounts	(3,787)	(3,191)	(3,006)
Unrealized appreciation (depreciation) on TRS assets	390	16,363	(10,302)
	(3,397)	16,959	(10,117)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	1,194	3,504	2,258
Unrealized depreciation	(3,401)	—	(541)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	(3,504)	(1,717)	(40,445)
	(5,711)	1,787	(38,728)
Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	—	18,554	8,247
Unrealized depreciation	(29,604)	—	(304)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	(26,497)	—	—
	(56,101)	18,554	7,943
Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	633	2,841	6,021
Unrealized depreciation	—	—	—
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination	(5,732)	—	—
	(5,099)	2,841	6,021
Total net change in unrealized (depreciation) appreciation on derivative instruments	$(70,308)	$40,141	$(34,881)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.
The provision for taxes is attributable to investments held in our wholly-owned subsidiaries that are subject to U.S. federal, state and/or foreign income taxes.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above in risk factors identified in Part II, Item 1A.
Adjusted net investment income
Our net investment income totaled $210.30 million ($1.54 per share), $210.10 million ($1.55 per share) and $176.69 million ($1.56 per share) for the years ended December 31, 2017, 2016 and 2015, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio and derivative instruments. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio and derivative instruments that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees.
In addition, the relative utilization of the TRS also caused variability in net investment income because earnings on assets within the TRS Portfolio are not included in the calculation of net investment income in accordance with GAAP. The TRS Portfolio accrued interest income and financing charges were included in the fair value of the TRS and were not recorded as realized gain or loss on derivative instruments until quarterly TRS settlement payments were finalized. If the TRS assets had instead been included in our Investment Portfolio as owned assets, the interest income and financing charges, or TRS net interest spread, would have been included in net investment income. We include the TRS net interest spread in our calculation of adjusted net investment income.
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
The following table shows the TRS interest income and financing charges for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Interest and fee income included in TRS fair value	$—	$4,215	$4,658
Financing charges included in TRS fair value	—	(869)	(896)
Subtotal	—	3,346	3,762
Interest and fee income included in TRS net realized gains	11,526	19,170	17,242
Financing charges included in TRS net realized gains (1)	(10,131)	(6,109)	(4,028)
Less: amounts included in prior period fair value	(3,346)	(3,762)	(3,032)
TRS net interest spread	$(1,951)	$12,645	$13,944
TRS net interest spread per share	$(0.01)	$0.09	$0.12

(1)	Financing charge for the year ended December 31, 2017 includes a make-whole fee of $6.40 million.
The following table presents a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Net investment income (GAAP)	$210,299	$210,096	$176,688
Add: Estimated unearned performance-based incentive fees	—	—	—
Add: TRS net interest spread	(1,951)	12,645	13,944
Adjusted net investment income (non-GAAP)	$208,348	$222,741	$190,632
Net investment income per share (GAAP)	$1.54	$1.55	$1.56
Adjusted net investment income per share (non-GAAP)	$1.52	$1.65	$1.68
Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Net assets decreased $274.23 million during the year ended December 31, 2017 and increased $165.31 million and $448.20 million during the years ended December 31, 2016 and 2015, respectively. The change in net assets during the years ended December 31, 2017, 2016 and 2015 was partially attributable to increases caused by capital transactions including (i) the issuance of shares of common stock in the Offering in 2016 and (ii) reinvestment of distributions in the combined amount of $96.99 million, $251.74 million and $723.87 million, respectively. Our operations resulted in net assets increasing $174.13 million and $243.12 million during the years ended December 31, 2017 and 2016, respectively, and decreasing $38.21 million during the year ended December 31, 2015. Net assets also decreased due to distributions to shareholders in the amount of $244.13 million, $244.95 million and $205.04 million and the repurchase of shares of common stock in the amount of $301.22 million, $84.59 million and $32.42 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Our net asset value per share was $19.55, $20.09 and $20.10 on December 31, 2017, 2016 and 2015 respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $1.81 per share during the each of the years months ended December 31, 2017, 2016 and 2015, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 6.4%, 9.4% and (0.9)% for shareholders who held our shares over the entire 12-month period ending December 31, 2017, 2016 and 2015 respectively.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2. “Significant Accounting Policies” to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, requires estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results.
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
Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. “Investments,” in our consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the Board, based on, among other things, the input of KKR, audit committee and independent third-party valuation firms.
We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmarks, derivatives or indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.
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

The table below presents information on the investments classified as Level 3 as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Fair value of investments classified as Level 3	$3,215,250	$3,189,484
Total fair value of investments	$3,969,097	$4,025,293
% of fair value classified as Level 3	81.0%	79.2%
Number of positions classified as Level 3	114	126
Total number of positions	171	191
% of positions classified as Level 3	66.7%	65.6%
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2017 and 2016 are described in Note 5. “Fair Value of Financial Instruments” in our consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.
As discussed in Note 2. “Significant Accounting Policies” in our consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our Board had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of December 31, 2017, our earnings per share would have increased (decreased) by $0.47 and our net asset value per share would have increased (decreased) by $0.50.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2017.
Contractual Obligations
Investment Advisory Agreement – We have entered into the New Investment Advisory Agreement with KKR for the overall management of our investment activities. Pursuant to the New Investment Advisory Agreement, KKR earns a base management fee equal to an annual rate of 1.5% of our average gross assets (excluding deferred offering expenses and, from and after April 11, 2016, cash and short-term investments), and an incentive fee based on our performance. The incentive fee is comprised of the following two parts:

(i)
a subordinated incentive fee on pre-incentive fee net investment income, paid quarterly, if earned, computed as the sum of (a) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average net assets but less than or equal to 2.1875% of average net assets, and (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average net assets, and

(ii)
an incentive fee on capital gains paid annually, if earned, equal to (A) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year-end and (3) disregarding any net realized gains associated with the TRS interest spread, which represents the difference between (a) the interest and fees received on total return swaps, and (b) the financing fees paid to the total return swaps counterparty, less (B) the aggregate amount of any previously paid incentive fee on capital gains.

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

Concurrent with the Listing, KKR agreed to certain waivers which may further reduce the amount of the investment advisory fees that are payable by us under the New Investment Advisory Agreement. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable by us under the New Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing
As of December 31, 2017, we had accrued a subordinated incentive fee on income of $8.42 million. See Note 6. “Related Party Transactions” in our consolidated financial statements for expanded discussion of the New Investment Advisory and Sub-Advisory Agreements.
Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of December 31, 2017, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
Frontline Technologies Holdings, LLC	$12,140
National Debt Relief LLC	3,763
Revere Superior Holdings, Inc	23,452
Revere Superior Holdings, Inc	4,574
Safety Technology Holdings, Inc.	421
Smart Modular Technologies, Inc.	444
Smile Brands, Inc.	3,589
SouthernCarlson	6,219
Total unfunded revolvers/delayed draw loan commitments	$54,602
Unfunded term loans
Wheels Up Partners LLC	$44,768
Total unfunded term loans	$44,768
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$7,000
Rockport Group, LLC	8,046
Star Mountain SMB Multi-Manager Credit Platform, LP	17,213
Toorak Capital	15,020
Total unfunded equity commitments	$47,279

(1)	May be commitments to one or more entities affiliated with the named company.
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
Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of December 31, 2017, the credit facilities provided for $538.12 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of December 31, 2017 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$615,000	$—	$—	$615,000	$—
SMBC Credit Facility	110,000	—	—	110,000	—
JPM Credit Facility	240,000	—	240,000	—	—
2014 Senior Secured Term Loan	385,000	4,000	381,000	—	—
2022 Notes	245,000	—	—	245,000	—
Interest and Credit Facilities Fees Payable(1)	226,932	75,887	119,439	31,606	—
Total	$1,821,932	$79,887	$740,439	$1,001,606	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of December 31, 2017.
Related Party Transactions
We have entered into agreements with our Advisers and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisers and their affiliates for investment and advisory services, selling commissions and marketing support fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our consolidated financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.
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
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2017, we have two pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 1.36% and receive three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps have quarterly settlement payments.
As of December 31, 2017, approximately 78.4% of our portfolio of debt investments, or approximately $2.73 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of December 31, 2017, approximately 91.9% of our portfolio of variable interest rate debt investments, or approximately $2.51 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. At December 31, 2017, we held an aggregate investment position of $220.40 million at par value in variable interest rate debt investments that featured variable interest rates without any minimum base rates, or approximately 8.1% of our portfolio of variable interest rate debt investments. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.
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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of December 31, 2017 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 9 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.
Based on our December 31, 2017 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of December 31, 2017 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(0.931)	$(6.755)	$5.824	$(1.000)
Up 50 basis points	$11.830	$6.755	$5.075	$1.000
Up 100 basis points	$23.660	$13.510	$10.150	$2.000
Up 150 basis points	$35.490	$20.265	$15.225	$3.000
Up 200 basis points	$47.320	$27.020	$20.300	$4.000

(1)	Excludes the impact of performance-based incentive fees. See Note 6. “Related Party Transactions” in our consolidated financial statements for more information on the performance-based incentive fees.

(2)
Excludes the impact of quarterly fixed rate payments on interest rate swaps. See Note 4. “Derivative Instruments” in our consolidated financial statements for more information on our open interest rate swaps as of the end of the reporting period.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 21.6% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.
As of December 31, 2017, approximately 33.8% of our fixed interest rate debt investments, or approximately $210.12 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.
We have computed a duration of approximately 4.6 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.6%, all other financial and market factors assuming to remain unchanged. A 4.6% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $9.67 million, or a 0.4% decline in net assets relative to $19.55 net asset value per share as of December 31, 2017.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as, amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of December 31, 2017, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2017, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of December 31, 2017			Reduction in Fair Value as of December 31, 2017 if 10% Adverse Change in Exchange Rate(2)	As of December 31, 2017
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€368,174	$441,389	$309,257	$30,926		€281,785	$311,287
Canadian Dollar	C$	35,641	28,354	27,640	2,764	C$	35,650	29,328
British Pound Sterling		£6,231	9,237	9,119	912		£27,722	34,401
Australian Dollar	A$	10,399	7,945	1,975	198	A$	2,736	2,112
Swedish Kronor	SEK	97,249	15,145	412	41	SEK	—	—
Total			$502,070	$348,403	$34,841			$377,128

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.

(2)	Excludes effect, if any, of any foreign currency hedges.
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
As of December 31, 2017, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $377.13 million, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2017, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.
During the year ended December 31, 2017, our foreign currency transactions and foreign currency translation adjustment recorded in our consolidated statements of operations resulted in net realized and unrealized losses of $0.31 million. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized losses of $51.49 million during the years ended December 31, 2017, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

Item 8.	Financial Statements and Supplementary Data.
   Information required by this Item is included herein beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
   Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.
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
Item 10. Directors, Executive Officers and Corporate Governance.
 Information about the Board of Directors and Executive Officers
 Pursuant to the Company’s bylaws the number of directors on the board of directors of the Company, which we refer to as the “Board,” may not be fewer than one, the minimum number required by the Maryland General Corporation Law or other applicable law. The Board is divided into three classes of directors serving staggered terms of three years each, with a term of office of one of the three classes of directors expiring at each annual meeting of shareholders. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. At each annual meeting of the Company’s shareholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. The Company believes that the longer time required to elect a majority of the Board will help to ensure the continuity and stability of the Company’s management and policies.
The role of the Board is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for shareholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.
The Board is currently composed of four directors, three of whom are not “interested persons” (as defined in the 1940 Act) of the Company or KKR. We refer to these individuals as the “Independent Directors.” Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years has had, a material business or professional relationship with the Company. We refer to the members of the Board that are not Independent Directors as the “Interested Directors.” Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years has had, a material business or professional relationship with the Company or KKR.
In considering each director and the composition of the Board as a whole, the Board utilizes a diverse group of experiences, characteristics, attributes and skills that the Board believes enables a director to make a significant contribution to the Board, the Company and its shareholders. These experiences, characteristics, attributes and skills, which are more fully described below, include, but are not limited to, management experience, independence, financial expertise and experience serving as a director of other entities. The Board may also consider such other experiences, characteristics, attributes and skills as it deems appropriate, given the then-current needs of the Board and the Company. Although the Board does not have any formal policy regarding the amount of diversity needed on the Board, diversity is one of the factors considered by the Board in assessing the composition of the Board.

Interested Director
Todd C. Builione, (43), has served as an Interested Director since March 2017. Mr. Builione joined KKR & Co. in 2013 and is a Member of KKR & Co. and President of KKR Credit & Capital Markets. Mr. Builione also serves on the KKR Global Risk Committee. Prior to joining KKR & Co., Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the Board of Directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR & Co. in 2015. Mr. Builione also serves on the Board of Directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the Board of Directors of the Pingry School.
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
Independent Directors
Frederick Arnold, (63), has served as an Independent Director since 2011. In addition, Mr. Arnold served as an independent trustee for Corporate Capital Trust II from June 2015 to May 2016. Mr. Arnold serves as a member of the post-emergence board of directors of Lehman Brothers Holdings Inc., a member of the board of directors of Lehman Commercial Paper Inc. and a member of the board of directors of Syncora Holdings, Ltd. Mr. Arnold has held a series of senior financial positions, and most recently served as chief financial officer of Convergex Group, LLC from July 2015 until May 2017. Previously Mr. Arnold served as executive vice president, chief financial officer and a member of the executive committee of Capmark Financial Group, Inc. from September 2009 to January 2011. He also served as executive vice president of finance for Masonite Corporation, a manufacturing company, from February 2006 to September 2007. While at Willis Group from 2000 to 2003, Mr. Arnold served as chief financial and administrative officer of Willis North America, as group chief administrative officer of Willis Group Holdings Ltd. and as executive vice president of strategic development for Willis Group Holdings Ltd. He also served as a member of the Willis Group executive committee while holding the latter two positions. Prior to these roles, Mr. Arnold spent 20 years as an investment banker primarily at Lehman Brothers and Smith Barney, where he served as managing director and head of European corporate finance. During this time, his practice focused on originating and executing mergers and acquisitions and equity financings across a wide variety of industries and geographies. He also provides pro-bono transactional advice to the New York City Investment Partnership. Mr. Arnold received a J.D. from Yale University, M.A. from Oxford University and undergraduate degree, summa cum laude, from Amherst College.
Mr. Arnold was selected as one of our three Independent Directors because of his extensive leadership experience and financial expertise having been an international investment banker and chief financial officer.
Laurie Simon Hodrick, (55), has served as an Independent Director since April 2017. Ms. Hodrick is the A. Barton Hepburn Professor Emerita of Economics in the Faculty of Business at Columbia Business School and currently serves as a Visiting Professor of Law and Rock Center for Corporate Governance Fellow at Stanford Law School and a Visiting Fellow at Stanford University’s Hoover Institution. Ms. Hodrick previously served as a Managing Director and Global Head of Alternative Investment Strategies at Deutsche Bank. Ms. Hodrick previously served as an Independent Director/Trustee on the Board for Merrill Lynch Investment Managers and served as a consultant to numerous companies. She received a B.A., summa cum laude, in Economics from Duke University and a Ph.D. in Economics from Stanford University.
Ms. Hodrick was selected as a director because of her 30 years of experience and expertise in valuation, asset management, mergers and acquisitions, capital markets, and liquidity and risk management.
James H. Kropp, (69),  has served as an Independent Director since 2011. In addition, Mr. Kropp has served as an independent trustee for Corporate Capital Trust II since 2015. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2008. He is also Chief Financial Officer of Microproperties LLC, where he has served in this capacity since 2011. He was the interim Chief Financial Officer of TaxEase LLC, a property tax lender and tax lien investor from 2010 to February 2012. Since 1998, Mr. Kropp has been a director, Chairman of the Compensation Committee and Member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the New York Stock Exchange. Mr. Kropp became an Independent Trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs.
Mr. Kropp was selected as one of our three Independent Directors because of his prior experience on several investment fund committees. We believe Mr. Kropp’s direct experience with investments as a portfolio manager and registered investment adviser is valuable to the Board. He also has accounting, auditing and finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.
The following table sets forth certain information regarding the Interested Directors and Independent Directors. Unless otherwise noted, the address for each director is c/o KKR 555 California Street, 50th Floor, San Francisco CA 94104. In this annual report on Form 10-K, the term “Fund Complex” means the Company and Corporate Capital Trust II, a business development company sub-advised by KKR.

Name, Address and Age of Director	Position(s) Held with Company	Term of Office Length of Time Served	Principal Occupation Past Five Years	Number of Companies in Fund Complex Overseen by Director	Other Directorships Held by Director During Past Five Years
Interested Director
Todd C. Builione, 43	Director (Class 3) and Chief Executive Officer	Appointed March 2017	President of KKR Credit & Capital Markets, Sept. 2013-present; member of Global Risk Committee, Sept. 2013-present; President of Highbridge Capital Management, Mar. 2005-Sept. 2013	Two	Director, Marshall Wace
Independent Directors
Frederick Arnold, 63	Director (Class 2) and Chairman of the Board	Appointed January 2011	Chief Financial Officer, Convergex Group, LLC, July 2015-May 2017	One	Director, Lehman Brothers Holdings Inc.; Director, Lehman Commercial Paper Inc.; Director, Syncora Holdings Ltd.; Former Director, CIFC Corp.
Laurie Simon Hodrick, 55	Director (Class 1)	Appointed April 2017
A. Barton Hepburn Professor Emerita of Economics in the Faculty of Business, Columbia Business School (since 2018); Visiting Professor of Law and Rock Center for Corporate Governance Fellow, Stanford Law School (since 2015); Visiting Fellow, Hoover Institution, Stanford University (since 2015); Sole Member, ReidCourt LLC (since 2008); A. Barton Hepburn Professor of Economics in the Faculty of Business, Columbia Business School (1996-2017)
				One	Director, Member of the Audit Committee, Member of the Investment Committee, Prudential Retail Mutual Funds

Name, Address and Age of Director	Position(s) Held with Company	Term of Office Length of Time Served	Principal Occupation Past Five Years	Number of Companies in Fund Complex Overseen by Director	Other Directorships Held by Director During Past Five Years
James H. Kropp, 69	Director (Class 3)	Appointed January 2011	Chief Investment Officer, SLKW Investments LLC, successor to i3 Funds, LLC, Dec. 2008-present; Chief Financial Officer, Microproperties LLC, 2011-present	Two
Director, Chairman of the Compensation Committee, Member of the Nominating/Corporate Governance Committee, PS Business Parks, Inc., Glendale CA; Independent Trustee, Chairman of the Audit Committee, Member of the Governance Committee, and Member of the Independent Trustee Committee, American Homes 4 Rent; Independent Trustee, Corporate Capital Trust II

The Company’s Executive Officers
The following table sets forth certain information regarding the Company’s executive officers. Unless otherwise noted, the address for each executive officer is c/o KKR 555 California Street, 50th Floor, San Francisco CA 94104:

Name, Address and Age of Officer	Position(s) Held with Company	Term of Office Length of Time Served	Principal Occupation Past Five Years	Number of Companies in Fund Complex Overseen by Officer	Other Directorships Held by Officer
Todd C. Builione, 43	Director (Class 3) and Chief Executive Officer	Appointed November 2017	President of KKR Credit & Capital Markets, Sept. 2013-present; member of Global Risk Committee, Sept. 2013-present; President of Highbridge Capital Management, Mar. 2005-Sept. 2013	Two	Director, Marshall Wace
Daniel Pietrzak, 42	Chief Investment Officer	Appointed November 2017
Member KKR Credit, member of Global Private Credit Investment Committee, Europe Direct Lending Committee and KKR Credit Portfolio Management Committee Jan 2016-Present. Managing Director and Co-head of Deutsche Bank Structured Finance April 2006- Dec. 2015
				Two	Director, Home Partners of America, Director Toorak Capital Partners, Director Oodle, Director Pillarstone, Director Pepper
Ryan L.G. Wilson,40	Chief Operating Officer	Appointed November 2017	Director, KKR Credit, 2006- Present	Two
Thomas N. Murphy, 51	Chief Financial Officer	Appointed November 2017	Director, KKR Credit, 2009- Present	Two
Philip Davidson, 34	General Counsel and Secretary	Appointed November 2017	Director, KKR Credit, 2011- Present	Two
Annette O'Donnell Butner, 49	Chief Compliance Officer	Appointed November 2017	Managing Director, Chief Compliance Officer KKR Credit. 2009-Present	Two

Director Compensation
During the fiscal year ended December 31, 2017, the Independent Directors were entitled to receive annual compensation of $165,000. For the fiscal year ending December 31, 2018, the Independent Directors will be entitled to receive annual compensation of $175,000. Each Independent Director serves as chairman of one of the Board committees. During the fiscal year ending December 31, 2018, the chairman of the Audit Committee will receive compensation for his services as chair to the Audit Committee in the amount of $10,000. For the fiscal year ended December 31, 2017, there was no such compensation due or payable to the chairman of the Audit Committee for his services as chair. There are no pensions or retirement benefits to the Independent Directors at this time.
The Company also reimburses each of the Independent Directors for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings. The table below sets forth the compensation received by each director from the Company for the fiscal year ended December 31, 2017. Other than as described below, none of the directors received compensation from the Fund Complex.

Name of Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Interested Directors:
Thomas K. Sittema (1)	—	—	—	—	—	—	—
Erik A. Falk(2)	—	—	—	—	—	—	—
Todd C. Builione	—	—	—	—	—	—	—
Independent Directors:
Frederick Arnold	$165,000	—	—	—	—	—	$165,000
Laurie Simon Hodrick	117,857						117,857
James H. Kropp(4)	165,000	—	—	—	—	—	165,000
Kenneth C. Wright(3)	82,500	—	—	—	—	—	82,500

(1) Mr. Sittema resigned from the Board effective on November 14, 2017.
(2) Mr. Falk resigned from the Board effective on March 20, 2017.
(3) Mr. Wright resigned from the Board effective on April 28, 2017.
(4) Mr. Kropp also received $65,000 in 2017 for serving as an independent trustee of Corporate Capital Trust II.

The table below shows the dollar range of equity securities of the Company that were beneficially owned by each director as of the close of business on March 12, 2018 stated as one of the following dollar ranges: None; $1-$10,000; $10,001-$50,000; $50,001-$100,000; or over $100,000. Other than as described below, none of the directors beneficially owned equity securities of other companies in the Fund Complex.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)
Interested Directors:
Todd C. Builione	Over $100,000
Independent Directors:
Frederick Arnold	$50,001-$100,000
Laurie Simon Hodrick	Over $100,000
James H. Kropp(2)	Over $100,000

(1) Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” The dollar range of equity securities beneficially owned by directors is based on the Company’s net asset value of $19.55 per share as of December 31, 2017.

(2) Mr. Kropp also beneficially owned over $100,000 of equity securities of Corporate Capital Trust II.
Risk Oversight and Board Structure
Board Leadership Structure
The Company’s business and affairs are managed under the direction of the Board. Among other things, the Board sets broad policies for the Company and approves the appointment of the Company’s investment advisers, administrator and officers. The role of the Board, and of any individual director, is one of oversight and not of management of the Company’s day-to-day affairs.
Under the Bylaws, the Board may designate one of the Company’s directors as chair to preside over meetings of the Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by the Board. The Company believes that the Board’s flexibility to determine its chair and reorganize its leadership structure from time to time is in the best interest of the Company and its shareholders.
Presently, Mr. Builione is an “interested person” by virtue of being the Company’s chief executive officer and his employment with KKR. The Company believes that this creates a firm link between management and the Board and provides unified leadership for carrying out the Company’s strategic initiatives and business plans. The Board has determined that the compositions of the Audit Committee, Nominating and Governance Committee and the Independent Director Committee are

appropriate means to address any potential conflicts of interest that may arise from the chair’s status as an interested person of the Company. The Board, which reviews its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of the Company.
The Independent Directors play an active role on the Board. The Independent Directors compose a majority of the Board and are closely involved in all material deliberations related to the Company. The Board believes that, with these practices, the Independent Directors have an equal involvement in the actions and oversight role of the Board and equal accountability to the Company and its shareholders. The Independent Directors are expected to meet separately (1) as part of each regular Board meeting and (2) with the Company’s chief compliance officer, as part of at least one Board meeting each year. The Independent Director Committee may hold additional meetings at the request of any Independent Director. As described under the heading “-Information about the Board and Executive Officers,” the Board also established the Special Committee, which met to discuss items of interest to a majority of the Independent Directors.
Board Role in Risk Oversight
The Board oversees the Company’s business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). The Board implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, the Board and its committees receive reports on the activities of the Company, as well as KKR, including reports regarding the Company’s investment portfolio and financial accounting and reporting. The Board also receives a quarterly report from the Company’s chief compliance officer, who reports on the Company’s compliance with the federal and state securities laws and the Company’s internal compliance policies and procedures as well as those of KKR, the Company’s administrator and the Company’s transfer agent. The Audit Committee’s meetings with the Company’s independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with KKR to receive reports regarding the Company’s operations, including reports on certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior members of the Company’s management.
The Board believes that its role in risk oversight is appropriate. The Company believes that there are robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of the Company, KKR and the Company’s service providers.
Board Meetings and Attendance
The Board met 14 times during the fiscal year ended December 31, 2017, including ten special meetings and four regular quarterly meetings. Each director attended at least 75% of the aggregate of all meetings of the Board to which they were invited during the fiscal year ended December 31, 2017. Mr. Kropp and Mr. Arnold attended all meetings of the Board held during 2017 and Ms. Hodrick attended all meetings of the Board since her appointment in April 2017. Mr. Builione attended all meetings of the Board held in 2017 other than one meeting. The Company does not have a formal policy regarding director attendance at an annual meeting of shareholders.
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
Audit Committee. The Company’s Audit Committee consists of all of the Independent Directors, each of whom meets the independence standards established by the Securities and Exchange Commission, which we refer to as the “SEC,” for audit committees and is not an “interested person” for purposes of the 1940 Act. James H. Kropp serves as chairman of the Audit Committee. The Board has determined that each of James H. Kropp, Laurie Hodrick and Frederick Arnold is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on the Company’s website at www.corporatecapitaltrust.com. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor), reviewing the independence of the Company’s independent accountants, reviewing the adequacy of the Company’s internal controls over financial reporting and evaluating the process for determining the fair value of the Company’s Level 3 investments for which there is little, if any, market activity. The Audit Committee held 14 meetings during 2017. Each member of the Audit Committee who served on such committee during the 2017 fiscal year attended at least 75% of the meetings to which they were invited.
Nominating and Governance Committee. The Company’s Nominating and Governance Committee consists of all of the Independent Directors, each of whom meets the independence standards established by the SEC for governance committees and is not an “interested person” for purposes of the 1940 Act. Frederick Arnold serves as chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on the Company’s website at www.corporatecapitaltrust.com. The Nominating and Governance Committee is responsible for selecting, researching, and nominating directors for election by the Company’s shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and the Company’s management. The Nominating and Governance Committee will consider shareholders’ proposed nominations for directors. A stockholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of the Company’s Bylaws. The Nominating and Governance Committee will consider nominees recommended in writing by a stockholder (other than stockholder recommendations of himself or herself) to serve as directors, provided that (1) such person is a stockholder of the Company at the time he, she or it recommends such nominee and is entitled to vote at the meeting of shareholders at which directors will be elected; and (2) the Nominating and Governance Committee will make the final determination as to the qualifications of the individual to be nominated. The Nominating and Governance Committee will evaluate each nominee recommended by a stockholder to serve as director in the same manner as it would evaluate potential nominees identified by the committee. The Nominating and Governance Committee held five meetings during 2017. Each member of the Nominating and Governance Committee who served on such committee during the 2017 fiscal year attended at least 75% of the meetings to which they were invited.
Special Committee. As described under the heading “-Information about the Board and Executive Officers,” the Board established the Special Committee in November 2016. The Special Committee was disbanded by the Board in November 2017. The Special Committee consisted of Mr. Kropp and Mr. Arnold and Ms. Hodrick after her appointment in April 2017. The Special Committee was established to review, authorize and approve certain special projects as directed by the Board from time to time, as well as review, authorize and approve certain investment transactions with affiliates, in lieu of the Independent Director Committee. The Special Committee held three meetings during 2017.
Independent Director Committee. The Company’s Independent Director Committee consists of all of the Independent Directors. Laurie Hodrick serves as chairperson of the Independent Director Committee. Time is allotted at each quarterly meeting of the Board for the Independent Directors to meet and discuss any issues that they deem necessary or appropriate. The Independent Directors may also choose to meet independent of Interested Directors and management during the course of other meetings or other times as they see fit. The Independent Director Committee held eight meetings during 2017. The majority of these meetings were for the Independent Directors to consider making certain findings for specific potential investments, including those required under the conditions of the SEC’s exemptive relief order that expanded the Company’s ability to co-invest with certain of the affiliates of the Advisers and attention to the consideration of certain of the Company's contractual arrangements under Section 15(c) of the 1940 Act. Each member of the Independent Director Committee who served on such committee during the 2017 fiscal year attended at least 75% of the meetings to which they were invited.
Communications Between Shareholders and the Board
The Board welcomes communications from the Company’s shareholders. Shareholders may send communications to the Board or to any particular director to the following address: KKR 555 California Street, 50th Floor, San Francisco CA 94104 , Attention: Philip Davidson, Secretary. Shareholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).
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
Compensation Discussion and Analysis
 As an externally managed business development company, the Company relies on the services of KKR as investment adviser under the New Investment Advisory Agreement. KKR also provides administrative services to the Company under a administrative services agreement. In connection with its services, KKR has agreed to provide the Company with personnel to serve as the Company’s appointed officers. The Company’s appointed officers (who, while associated with KKR, serve on behalf of the Company) consist of the Company’s chief executive officer, chief investment officer, chief financial officer, chief operating officer, general counsel, and chief compliance officer. The Company does not pay any compensation to any of the Company’s officers.
Item 11. Executive Compensation.
 Compensation Committee Report
 As described herein, the Company’s executive officers are not compensated by the Company. Accordingly, the Company does not have a compensation committee of the Board. The Nominating and Governance Committee performs, to the extent that may be required, any duties typically delegated to a compensation committee of a board of directors. The Nominating and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table presents certain information as of March 9, 2018, with respect to the beneficial ownership of the shares of common stock of the Company, which we refer to as the “Shares,” by (1) each director, (2) each executive officer and (3) all of the Company’s directors and executive officers as a group. Based upon information furnished by the Company’s transfer agent and other information available to the Company, there are no persons known to the Company to beneficially own 5% or more of the issued and outstanding Shares. As of March 9, 2018, there were 127,130,589 issued and outstanding Shares.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of this Amendment.
Unless otherwise indicated, to the Company’s knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the Shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is 555 California Street, 50th Floor, San Francisco, California 94104.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
Interested Directors:
Todd C. Builione	15,000	*
Independent Directors:
Frederick Arnold	5,000	*
Laurie Simon Hodrick	11,000	*
James H. Kropp	5,905	*
Executive Officers:
Todd C. Builione	15,000	*
Daniel Pietrzak	15,000	*
Ryan L.G. Wilson	6,000	*
Thomas Murphy	—	*
Philip Davidson	3,000	*
Annette O'Donnell Butner	—	*
Directors and Executive Officers as a group (9 persons)	60,905

* Less than one percent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
 The Company is subject to certain regulatory requirements that restrict the Company’s ability to engage in certain related party transactions. The Company has policies and procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it, to ensure that it does not enter into any prohibited transactions. For example, the Bylaws provide that, among other things, the Company may not engage in certain transactions with KKR or a director of the Company or an affiliate thereof unless (a) such transaction complies with all applicable law and (b) a majority of the Company’s directors (including a majority of the Independent Directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from non-affiliated third parties. In addition, the Independent Director Committee evaluates transactions between the Company and its affiliates that are subject to restrictions under Section 57 of the 1940 Act. The following is a description of transactions since the beginning of the Company’s last fiscal year and any currently proposed transaction in which the amount exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.
Through November 2017, the Company was externally managed by the Advisers, which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. CNL also provided the administrative services necessary for the Company to operate. On November 14, 2017, shares of the Company’s common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became the sole investment adviser and administrator of the Company.
Investment Advisory Services
The Company has entered into the Advisory Agreement with KKR, pursuant to which KKR provides investment advisory services to the Company. The Company pays KKR a management fee under the Advisory Agreement consisting of a base management fee and a performance-based incentive fee. The Company also reimburses KKR for various expenses they incur in providing these services and performing their obligations under the agreements. Prior to the Listing, the Company was a party to the Former Investment Advisory Agreement with CNL for the overall management of the Company’s investment activities.
Administrative Services Agreements
 The Company has entered into an administrative services agreement with KKR, pursuant to which KKR performs or oversees the performance of various administrative services that it requires, as well as personnel and facilities necessary for the Company’s business and these services. Prior to the Listing, the Company was a party to an administrative services agreement with CNL whereby CNL performed, and oversaw the performance of, various administrative services on behalf of the Company. For providing these services, facilities and personnel, the Company reimburses the administrator for administrative expenses it incurs in performing its obligations. However, such reimbursements are made at an amount equal to the lower of the administrator's actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. The Company does not reimburse the administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the administrator. Effective in 2015, the Company no longer reimburses the administrator for certain personnel expenses for internal legal counsel and the Company’s chief compliance officer and chief financial officer, as described in the Administrative Services Agreement. The administrative service fees paid to the administrator under the administrative services agreement for the year ended December 31, 2017 are set forth in the table below.

Payments to Related Parties
Related party fees, expenses and reimbursement of expenses incurred by the Company for the year ended December 31, 2017 is summarized below (in thousands):

Related Party	Source Agreement & Description	2017
CNL and KKR	Former Investment Advisory Agreement: Base management fees (investment advisory fees)	72,773
KKR	New Investment Advisory Agreement: Base management fees (investment advisory fees)	7,903
CNL and KKR	Former Investment Advisory Agreement: Subordinated incentive fee on income(1)	9,780
KKR	New Investment Advisory Agreement: Subordinated incentive fee on income(1)	6,359
KKR	New Investment Advisory Agreement: Investment expenses reimbursement(2)	3,491
CNL	Former Administrative Services Agreement: Administrative and compliance services	1,963
KKR	New Administrative Services Agreement: Administrative and compliance services	196

(1)
Subordinated incentive fees on income are included in performance-based incentive fees in the consolidated statements of operations. During the year ended December 31, 2017, $12.63 million of subordinated incentive fees on income were paid to the Advisers. As of December 31, 2017 a subordinated incentive fee on income of $8.42 million was payable to the Advisers.

(2)
Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs amounted to $0.71 million for the year ended December 31, 2017. Prior to November 14, 2017, these expenses were reimbursed pursuant to the Sub-Advisory Agreement.

Structuring Fees
KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of a co-investment transaction or originated investment in which the Company participates. As a result, the Company earned capital structuring fees of $10.24 million during the year ended December 31, 2017.
Indemnification
The New Investment Advisory Agreement contains, and the Former Investment Advisory Agreement and Sub-Advisory Agreement contained, indemnification provisions in favor of the Advisers, their directors, officers, persons associated with the Advisers, and their affiliates. In addition, the Company's article of incorporation provides certain indemnifications to the Company’s officers, directors, agents, and certain other persons. As of December 31, 2017, management believed that the risk of incurring of any losses for such indemnification was remote.
Directors and Officers
In addition to the foregoing, the disclosure under item 10 of this Annual Report on Form 10-K is incorporated by reference herein.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of such statements furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2017.
Item 14. Principal Accounting Fees and Services.

 Fees to Auditors
The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s fiscal years ended December 31, 2017 and 2016.

Fiscal Year/Period	Audit Fees	Audit Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2017	$795,000	$81,780	$60,442	$—
2016	$650,000	$46,500	$88,673	$—
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
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2017 and 2016, were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:
Page
	Report of Independent Registered Certified Public Accounting Firm	F-1
	Consolidated Statements of Assets and Liabilities	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Net Assets	F-5
	Consolidated Statements of Cash Flows	F-6
	Consolidated Schedules of Investments	F-7
	Notes to Consolidated Financial Statements	F-43

b.	Except as described below, no financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

At December 31, 2017, the Company’s investment in the Hilding Anders exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X, and as such the audited financial statements of Hilding Anders are required to be filed as financial statement schedules herein within six months of Hilding Anders' fiscal year end, which is December 31.  Accordingly, the financial statements of Hilding Anders will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2018.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2017).
4.1	Form of Indenture (incorporated by reference to Exhibit 2(d)(2) of the Company's registration statement on Form N-2 (File No. 333-201499) filed on January 14, 2015).
4.2	Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).
4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017).
4.4
Indenture, dated June  28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2017).

10.1
Form of Participating Broker Agreement (incorporated by reference to Exhibit 2(h)(2) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-189544) filed on October 16, 2013).

10.2
Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc (incorporated by reference to Exhibit 2(k)(3) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011).

10.3
Administrative Services Agreement by and between the Registrant and CNL Fund Advisors Company (incorporated by reference to Exhibit 2(k)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011).

10.4
Custodian Agreement (incorporated by reference to Exhibit 2(j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011).

10.5
Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company (incorporated by reference to Exhibit 2(g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011).

10.6
Sub-Advisory Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC (incorporated by reference to Exhibit 2(g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on March 29, 2011).

10.7	Limited Liability Company Agreement of CCT Funding LLC (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011).
10.8
Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011). (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.9
Custodial Agreement among the Registrant, CCT Funding LLC, Deutsche Bank AG, New York Branch and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.10	Security Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011).
10.11	Investment Management Agreement between the Registrant and CCT Funding LLC (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011).
10.12
First Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2012) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.13
Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2012).

10.14
Amendment No. 1 to Investment Advisory Agreement by and between the Registrant and CNL Fund Advisors Company (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2012).

10.15
Second Amendment to Credit Agreement between CCT Funding LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2012) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.16
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012).

10.17
Confirmation Letter Agreement, dated as of November 15, 2012, by and between Halifax Funding LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2012).

10.18
Amendment to Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL Fund Advisors Company and KKR Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.19
Third Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.20
U.S. PB Agreement, dated as of June 4, 2013, by and between the Registrant and BNP Paribas Prime Brokerage, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2013).

10.21
Special Custody and Pledge Agreement, dated as of June 4, 2013, by and between the Registrant, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2013).

10.22
Control Agreement, dated as of July 22, 2013, by and among Halifax Funding LLC, The Bank of Nova Scotia, and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.23
Amending Agreement, dated as of July 22, 2013, by and among the Registrant, Halifax Funding LLC, The Bank of Nova Scotia, and The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.24
Amended and Restated Committed Facility Agreement, dated as of August 29, 2013, by and between Paris Funding LLC and BNP Paribas Prime Brokerage, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.25
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 15, 2016, among the Registrant, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2016).

10.26
Guarantee and Security Agreement, dated as of September 4, 2013, and entered into among the Registrant, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2013).

10.27
Control Agreement, dated as of September 4, 2013, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as collateral agent, and State Street Bank and Trust Company, as custodian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2013).

10.28
Amending Agreement, dated as of November 12, 2013, by and between Halifax Funding LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013).

10.29
Fourth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on January 31, 2014) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.30
Commitment Increase Agreement, dated as of March 31, 2014, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2014).

10.31
Selected Dealer Agreement among the Registrant, CNL Securities Corp., CNL Fund Advisors Company, CNL Financial Group, LLC, KKR Asset Management LLC and Ameriprise Financial Services, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2014) (confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.32
Omnibus Amendment to the Senior Secured Term Loan Agreement, dated as of May 19, 2014, among the Registrant, as borrower, the subsidiary guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014).

10.33
Senior Secured Term Loan Agreement, dated as of May 20, 2014, among the Registrant, as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014).

10.34
First Amendment Agreement, dated as of November 6, 2014, to the Amended and Restated Committed Facility Agreement dated August 29, 2013, between BNP Paribas Prime Brokerage, Inc. and Paris Funding LLC. (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014).

10.35
Commitment Increase Agreement, dated as of November 24, 2014, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014).

10.36
Fifth Amendment to Credit Agreement between CCT Funding LLC, the lenders referred to therein and Deutsche Bank AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 9, 2015).

10.37
Sixth Amendment to Credit Agreement, dated September 11, 2015, by and among CCT Funding LLC, Deutsche Bank AG, New York Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.38
Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 21, 2016).

10.39
Custody Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 21, 2016).

10.40
Securities Account Control Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 21, 2016).

10.41
Loan and Security Agreement, dated as of November 29, 2016, among CCT SE I LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as portfolio manager, the lenders party thereto and the collateral agent, collateral administrator and intermediary party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2016).

10.42
Amendment to Loan and Security Agreement, dated September 1, 2017, by and among CCT New York Funding LLC, Corporate Capital Trust, Inc., State Street Bank and Trust Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.43
First Amendment dated as of September 20, 2017, by and among Corporate Capital Trust, Inc., the lenders parties thereto, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.44
First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-Q filed on November 9, 2017).

10.45
First Amendment to Loan and Servicing Agreement, dated as of October 6, 2017, by and among Corporate Capital Trust, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.46	Investment Advisory Agreement between the Registrant and KKR Credt Advisors (US) LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017).
10.47
Second Amendment to Loan and Servicing Agreement by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 28, 2017.)

10.48
Administrative Services Agreement between the Registrant and KKR Credit Advisors (US) LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 14, 2017).

14.1	Amended and Restated Code of Ethics (Filed herewith)
21.1	Subsidiaries of the Registrant (Filed herewith)
31.1	Certification of Chief Executive Officer (Filed herewith)
31.2	Certification of the Chief Financial Officer (Filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer (Filed herewith)

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2018.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Todd C. Builione
TODD C. BUILLIONE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas N. Murphy
THOMAS N. MURPHY
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Builione	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Todd C. Builione

/s/ Frederick Arnold	Independent Director and Chairman of the Board	March 14, 2018
Frederick Arnold

/s/ James H. Kropp	Independent Director	March 14, 2018
James H. Kropp

/s/ Laurie Simon Hodrick	Independent Director	March 14, 2018
Laurie Simon Hodrick

/s/ Thomas N. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
Thomas N. Murphy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Corporate Capital Trust, Inc.
San Francisco, California

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Corporate Capital Trust, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2017, the consolidated financial highlights for each of the five years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 14, 2018

We have served as the Company’s auditor since 2010.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,319,093 and $3,797,345, respectively)—including $- and $345,774, respectively, of investments pledged to creditors (Note 10)	$3,225,827	$3,622,442
Non-controlled, affiliated investments (amortized cost of $298,489 and $187,703, respectively)	242,985	142,855
Controlled, affiliated investments (amortized cost of $540,609 and $341,875, respectively)	500,285	259,996
Total investments, at fair value (amortized cost of $4,158,191 and $4,326,923, respectively)	3,969,097	4,025,293
Cash	127,186	127,031
Cash denominated in foreign currency (cost of $3,724 and $5,314, respectively)	3,778	5,229
Restricted cash	51,181	14,353
Collateral on deposit with custodian	—	95,000
Dividends and interest receivable	42,517	53,484
Receivable for investments sold	2,320	49,324
Principal receivable	3,389	2,942
Unrealized appreciation on swap contracts	3,763	39,007
Unrealized appreciation on foreign currency forward contracts	1,194	3,504
Receivable from advisers	2,802	2,040
Deferred offering expense	—	402
Other assets	14,273	13,087
Total assets	4,221,500	4,430,696
Liabilities
Revolving credit facilities	965,000	1,219,000
Term loan payable, net	382,768	385,203
Unsecured notes payable, net	240,612	—
Repurchase agreement payable	—	23,454
Payable for investments purchased	47,097	22,205
Unrealized depreciation on swap contracts	29,604	251
Unrealized depreciation on foreign currency forward contracts	3,401	—
Accrued performance-based incentive fees	8,418	4,905
Accrued investment advisory fees	5,214	7,332
Shareholders’ distributions payable	46,959	—
Deferred tax liability	178	1,991
Other accrued expenses and liabilities	7,147	7,023
Total liabilities	1,736,398	1,671,364
Commitments and contingencies (Note 11)
Net Assets	$2,485,102	$2,759,332
Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 127,130,589 and 137,351,799 shares issued and outstanding at December 31, 2017 and 2016, respectively	$127	$137
Paid-in capital in excess of par value	2,799,400	3,012,234
Undistributed net investment income	37,633	39,566
Accumulated net realized losses	(134,874)	(32,331)
Accumulated net unrealized depreciation on investments, swap contracts, foreign currency forward contracts and foreign currency translation (net of provision for taxes of $178 and $1,991, respectively)	(217,184)	(260,274)
Net assets	$2,485,102	$2,759,332
Net asset value per share	$19.55	$20.09

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $527, $1,257 and $479, respectively)	$327,256	$337,850	$248,362
Non-controlled, affiliated investments	6,185	—	2,237
Controlled, affiliated investments	5	—	—
Total interest income	333,446	337,850	250,599
Payment-in-kind interest income:
Non-controlled, non-affiliated investments	6,402	6,692	16,853
Non-controlled, affiliated investments	194	12,798	13,549
Controlled, affiliated investments	11,541	—	—
Total payment-in-kind interest income	18,137	19,490	30,402
Fee income:
Non-controlled, non-affiliated investments	17,829	13,582	18,305
Total fee income	17,829	13,582	18,305
Dividend and other income:
Non-controlled, non-affiliated investments	6,610	7,659	340
Non-controlled, affiliated investments	—	1,810	1,505
Controlled, affiliated investments	21,687	6,077	9,946
Total dividend and other income	28,297	15,546	11,791
Total investment income	397,709	386,468	311,097
Operating expenses
Investment advisory fees	80,676	82,736	70,298
Interest expense	65,501	51,519	36,311
Performance-based incentive fees	16,139	24,123	8,733
Professional services	5,592	2,876	2,913
Listing advisory fees	4,800	—	—
Investment adviser expenses	3,491	1,316	1,518
Administrative services	3,378	3,446	2,728
Custodian and accounting fees	1,724	1,569	1,309
Offering expenses	402	2,285	4,481
Director fees and expenses	565	495	569
Other	4,484	2,696	2,583
Total operating expenses	186,752	173,061	131,443
Net investment income before taxes	210,957	213,407	179,654
Income tax expense (benefit), including excise tax	658	3,311	2,966
Net investment income	210,299	210,096	176,688
Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(77,979)	(22,721)	(29,310)
Non-controlled, affiliated investments	—	(4,827)	—
Controlled, affiliated investments	(17,243)	—	—
Swap contracts	27,253	16,962	13,454
Foreign currency forward contracts	(12,006)	7,344	70,096
Foreign currency transactions	716	597	(3,583)
Net realized gains (losses)	(79,259)	(2,645)	50,657

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations, continued
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$81,637	$45,797	$(164,032)
Non-controlled, affiliated investments	(10,656)	38,701	(72,896)
Controlled, affiliated investments	41,555	(86,358)	4,479
Swap contracts	(64,597)	38,354	3,847
Foreign currency forward contracts	(5,711)	1,787	(38,728)
Foreign currency translation	(1,026)	(551)	1,778
Provision for taxes	1,888	(2,066)	—
Net change in unrealized appreciation (depreciation)	43,090	35,664	(265,552)
Net realized and unrealized gains (losses)	(36,169)	33,019	(214,895)
Net increase (decrease) in net assets resulting from operations	$174,130	$243,115	$(38,207)
Net investment income per share	$1.54	$1.55	$1.56
Diluted and basic earnings (loss) per share	$1.27	$1.80	$(0.34)
Weighted average number of shares of common stock outstanding (basic and diluted)	136,715,587	135,330,246	113,264,877
Distributions declared per share	$1.81	$1.81	$1.81
See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Year Ended December 31,
	2017	2016	2015
Operations
Net investment income	$210,299	$210,096	$176,688
Net realized gains (losses) on investments, swap contracts, foreign currency forward contracts and foreign currency transactions	(79,259)	(2,645)	50,657
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and foreign currency translation	43,090	35,664	(265,552)
Net increase in net assets resulting from operations	174,130	243,115	(38,207)
Distributions to shareholders from
Net investment income	(210,299)	(210,096)	(176,688)
Net realized gains	—	—	(28,356)
Distributions in excess of net investment income (Note 8)	(33,834)	(34,854)	—
Net decrease in net assets resulting from shareholders’ distributions	(244,133)	(244,950)	(205,044)
Capital share transactions
Issuance of shares of common stock	—	127,596	618,505
Reinvestment of shareholders’ distributions	96,994	124,139	105,363
Repurchase of shares of common stock	(301,221)	(84,590)	(32,416)
Net increase/(decrease) in net assets resulting from capital share transactions	(204,227)	167,145	691,452
Total increase (decrease) in net assets	(274,230)	165,310	448,201
Net assets at beginning of period	2,759,332	2,594,022	2,145,821
Net assets at end of period	$2,485,102	$2,759,332	$2,594,022
Capital share activity
Shares issued from subscriptions	—	14,323,113	63,742,355
Shares issued from reinvestment of distributions	4,752,882	13,858,168	10,950,275
Shares repurchased	(15,010,297)	(9,570,072)	(3,394,021)
Fractional share roundup	36,205	—	—
Net increase (decrease) in shares outstanding	(10,221,210)	18,611,209	71,298,609
Undistributed net investment income at end of period	$37,633	$39,354	$67,248

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net increase in net assets resulting from operations	$174,130	$243,115	(38,207)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,582,962)	(1,669,095)	(2,068,738)
(Decrease) increase in payable for investments purchased	24,893	22,204	(34,888)
Payment-in-kind interest capitalized	(15,914)	(21,195)	(29,730)
Proceeds from sales of investments	517,147	614,546	303,077
Proceeds from principal payments	1,180,554	763,474	539,295
Net realized loss on investments	95,222	27,548	29,310
Net change in unrealized appreciation on investments	(112,536)	1,860	232,449
Net change in unrealized (appreciation) depreciation on swap contracts	64,597	(38,354)	(3,847)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	5,711	(1,787)	38,728
Net change in unrealized depreciation on foreign currency translation	1,026	551	(1,778)
Amortization of premium/discount, net	(24,633)	(20,164)	(7,353)
Amortization of deferred financing costs	4,512	4,150	3,233
Accretion of discount on term loan payable	408	398	384
Increase in short-term investments, net	(682)	7,065	(6,442)
Decrease (increase) in collateral on deposit with custodian	95,000	47,640	(26,940)
Decrease (increase) in dividends and interest receivable	10,967	(6,953)	(13,973)
Decrease (increase) in receivable for investments sold	47,051	(23,678)	(25,693)
Increase in principal receivable	(447)	(708)	(814)
Decrease in receivable from advisers	(762)	(1,859)	(181)
(Increase) decrease in other assets	(1,896)	1,524	421
Increase (decrease) in accrued investment advisory fees	(2,118)	584	1,784
Increase (decrease) in accrued performance-based incentive fees	3,513	4,156	(4,359)
Decrease in deferred tax liability	(1,888)	2,066	—
Increase in other accrued expenses and liabilities	124	416	2,249
Net cash provided by (used in) operating activities	481,017	(42,496)	(1,112,013)
Financing Activities:
Proceeds from issuance of shares of common stock	—	127,596	618,505
Payments on repurchases of shares of common stock	(301,221)	(84,590)	(32,416)
Distributions paid	(100,180)	(120,811)	(99,681)
Repayments under term loan payable	(4,000)	(4,000)	(4,000)
Borrowings under revolving credit facilities	1,008,500	1,125,000	1,114,792
Repayments of revolving credit facilities	(1,262,500)	(938,792)	(459,450)
Borrowings under unsecured notes payable	245,000	—	—
Borrowings under repurchase agreement	—	24,726	—
Repayments under repurchase agreement	(24,726)	—	—
Deferred financing costs paid	(6,497)	(9,122)	(3,556)
Net cash used in financing activities	(445,624)	120,007	1,134,194
Effect of exchange rate changes on cash	139	(102)	46
Net increase (decrease) in cash	35,532	77,409	22,227
Cash, cash denominated in foreign currency and restricted cash, beginning of period	146,613	69,204	46,977
Cash, cash denominated in foreign currency and restricted cash, end of period	$182,145	$146,613	$69,204
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$59,180	$47,011	$32,041
Taxes paid, including excise tax	$3,830	$2,844	$2,047
Distributions reinvested	$96,994	$124,139	$105,363
Distributions payable	$46,959	$—	$—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loans—67.3%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 600	1.00%	12/7/2021	$65,015	$62,924	$62,168
ABB CONCISE Optical Group, LLC	(2)	Retailing	L + 500	1.00%	6/15/2023	6,795	6,795	6,812
Accuride Corp.	(2)	Capital Goods	L + 525	1.00%	11/17/2023	18,295	17,954	18,638
Acosta Holdco, Inc.	(3)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	8,000	7,576	7,067
Advantage Sales & Marketing, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	7/23/2021	5,093	4,894	4,978
Agro Merchants Global, LP	(3)	Transportation	L + 375	1.00%	12/6/2024	703	699	710
Alion Science & Technology Corp.	(3)	Capital Goods	L + 450	1.00%	8/19/2021	2,766	2,764	2,771
AltEn, LLC	(f)(h)(i)(j)(4)	Energy	L + 900 PIK (L + 900 Max PIK)		9/12/2018	40,494	29,836	4,253
AM General, LLC	(f)(g)(3)	Automobiles & Components	L + 725	1.00%	12/28/2021	87,604	86,514	88,813
Amtek Global Technology Pte, Ltd. (SGP)	(f)(k)(l)(5)(EUR)	Automobiles & Components	5.00%		11/10/2019	€82,055	91,286	98,454
Bay Club, Co.	(3)	Consumer Services	L + 650	1.00%	8/31/2022	$5,536	5,523	5,619
Cengage Learning, Inc.	(3)	Media	L + 425	1.00%	6/7/2023	10,000	9,638	9,574
Charlotte Russe, Inc.	(i)(4)	Retailing	L + 550	1.25%	5/22/2019	18,136	18,073	7,322
	(i)(4)		L + 550	1.25%	5/22/2019	4,440	4,430	1,792

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Commercial Barge Line Co.	(3)	Transportation	L + 875	1.00%	11/12/2020	$7,502	$6,411	$4,383
CTI Foods Holding Co, LLC	(3)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,556	3,344
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	28,243	23,308	24,024
Eacom Timber Corp. (CAN)	(f)(k)(l)(6)	Materials	L + 650	1.00%	11/30/2023	73,209	72,484	72,727
EagleView Technology Corp.	(2)	Capital Goods	L + 425	1.00%	7/15/2022	6,842	6,795	6,911
FleetPride Corporation	(2)	Capital Goods	L + 400	1.25%	11/19/2019	8,088	8,078	8,076
Frontline Technologies Group, LLC	(f)(g)(2)	Software & Services	L + 650	1.00%	9/18/2023	61,759	60,718	60,715
Greystone & Co, Inc.	(f)(g)(6)	Diversified Financials	L + 800	1.00%	4/17/2024	37,781	37,431	38,473
Hunt Mortgage	(f)(g)(3)	Diversified Financials	L + 750	1.00%	2/14/2023	60,619	59,790	60,292
JHT Holdings, Inc.	(f)(g)(2)	Capital Goods	L + 850	1.00%	5/4/2022	29,080	28,628	30,560
Jo-Ann Stores, Inc.	(9)	Retailing	L + 500	1.00%	10/20/2023	16,369	16,215	15,837
KeyPoint Government Solutions, Inc.	(f)(2)	Capital Goods	L + 600	1.00%	4/18/2024	14,437	14,304	14,484
Koosharem, LLC	(g)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,787	20,581	20,302
Matchesfashion, Ltd. (GBR)	(f)(g)(k)(l)(3)	Consumer Durables & Apparel	L + 462.50		10/16/2024	12,688	11,752	11,852

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
McGraw-Hill Global Education Holdings, LLC	(3)	Media	L + 400	1.00%	5/4/2022	$14,770	$14,806	$14,763
National Debt Relief, LLC	(f)(g)(2)	Diversified Financials	L + 675	1.00%	5/31/2023	11,290	11,237	11,273
	(f)(g)(2)		L + 675	1.00%	5/31/2023	7,526	7,489	7,510
NBG Home	(2)	Consumer Durables & Apparel	L + 550	1.00%	4/26/2024	25,838	25,345	26,128
NCI, Inc.	(f)(g)(2)	Software & Services	L + 750	1.00%	8/15/2024	84,394	83,381	83,595
New Enterprise Stone & Lime Co, Inc.	(f)(g)(2)	Capital Goods	L + 800	1.00%	7/8/2021	102,461	101,693	109,584
	(f)(g)(2)		L + 800	1.00%	7/8/2021	51,745	51,357	55,342
Nine West Holdings	(2)	Consumer Durables & Apparel	L + 1000	1.00%	10/8/2019	16,195	15,558	14,697
P2 Energy Solutions, Inc.	(k)(2)	Software & Services	L + 400	1.00%	10/30/2020	2,992	2,932	2,935
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 750	1.00%	4/21/2022	72,404	71,728	71,976
PAE Holding Corp.	(6)	Capital Goods	L + 550	1.00%	10/20/2022	3,254	3,246	3,279
Petroplex Acidizing, Inc.	(f)(h)(2)	Energy	L + 725, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,609	22,609	21,669
	(f)(h)(i)		15.00% PIK (15.00% Max PIK)		12/5/2019	20,596	13,809	3,199
Proserv Acquisition, LLC	(f)(k)(2)	Energy	L + 537.50	1.00%	12/22/2021	26,758	21,153	13,636
Proserv Acquisition, LLC (GBR)	(f)(k)(l)(2)		L + 537.50	1.00%	12/22/2021	15,706	12,407	8,004

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Raley's	(3)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	$11,003	$10,734	$11,127
RedPrairie Corp.	(3)	Software & Services	L + 300	1.00%	10/12/2023	9,643	9,743	9,702
Revere Superior Holdings, Inc.	(f)(g)(2)	Software & Services	L + 675	1.00%	11/21/2022	2,345	2,299	2,338
	(f)(2)		L + 675	1.00%	11/21/2022	471	371	106
	(f)(g)(2)		L + 700	1.00%	11/21/2022	65,665	65,019	65,380
Safety Technology Holdings, Inc.	(f)(3)	Technology Hardware & Equipment	L + 600	1.00%	7/7/2022	7,409	7,236	7,517
	(f)(3)		L + 600	1.00%	7/29/2022	1,188	1,160	1,212
Savers, Inc.	(2)	Retailing	L + 375	1.25%	7/9/2019	11,183	10,607	10,546
Sequa Corp.	(2)	Materials	L + 500	1.00%	11/28/2021	14,606	14,687	14,732
SIRVA Worldwide, Inc.	(2)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	21,843	21,372	22,062
SMART Global Holdings, Inc.	(f)(k)(7)	Semiconductors & Semiconductor Equipment	P + 300		8/9/2022	288	288	232
	(f)(k)(2)		L + 625	1.00%	8/9/2022	20,302	19,922	20,466
Smile Brands Group, Inc.	(f)(2)	Health Care Equipment & Services	L + 625	1.00%	8/15/2022	12,344	12,218	12,611
SouthernCarlson	(f)(2)	Capital Goods	L + 700	1.00%	7/26/2021	3,109	3,079	3,140
	(f)(2)		L + 700	1.00%	7/26/2022	38,253	37,812	38,080
	(f)(2)		L + 700	1.00%	7/26/2022	5,182	5,133	5,234

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Staples Canada (CAN)	(f)(g)(k)(l)(8)(CAD)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	35,641	$28,869	$27,640
Sweet Harvest Foods Management Co	(f)(g)(2)	Food & Staples Retailing	L + 675	1.00%	5/30/2023		$27,021	26,895	26,745
ThreeSixty Group	(f)(g)(3)	Retailing	L + 700	1.00%	3/31/2023		52,106	51,411	51,121
Transplace	(3)	Transportation	L + 425	1.00%	10/9/2024		4,501	4,561	4,552
Utility One Source LP	(3)	Capital Goods	L + 550	1.00%	4/18/2023		9,705	9,617	9,936
Vee Pak, Inc.	(f)(g)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023		39,800	39,268	38,236
Waste Pro USA, Inc.	(f)(g)(3)	Commercial & Professional Services	L + 750	1.00%	10/15/2020		35,581	35,581	35,581
Wheels Up Partners, LLC	(f)(2)	Transportation	L + 855	1.00%	1/26/2021		6,712	6,682	6,659
	(f)(2)		L + 855	1.00%	8/26/2021		7,651	7,616	7,590
	(f)(2)		L + 710	1.00%	6/30/2024		24,312	24,149	24,111
	(f)(2)		L + 710	1.00%	11/1/2024		9,949	9,868	9,867
	(f)(2)		L + 710	1.00%	12/21/2024		4,974	4,925	4,925
Willbros Group, Inc.	(f)(3)	Energy	L + 1175	1.25%	12/15/2019		4,164	4,164	4,239
	(f)(g)(2)		L + 975	1.25%	12/15/2019		25,599	25,599	26,062
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 550	1.00%	9/29/2023		2,633	2,651	2,658
Z Gallerie, LLC.	(f)(6)	Retailing	L + 650	1.00%	10/8/2020		31,704	31,507	29,230
Total First Lien Senior Secured Loans								$1,712,750	$1,672,178

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Second Lien Senior Secured Loans—38.0%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,398	$58,040
Agro Merchants Global LP (CYM)	(f)(l)(3)	Transportation	L + 800	1.00%	11/30/2025	20,000	19,502	19,500
Amtek Global Technology Pte. Ltd (SGP)	(f)(k)(l)*(EUR)	Automobiles & Components			11/10/2019	59,281	55,225	40,475
Belk, Inc	(f)(g)	Retailing	10.50%		6/12/2023	99,615	98,009	85,711
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,036	18,111
Culligan International Co	(f)(3)	Household & Personal Products	L + 850	1.00%	12/13/2024	65,984	65,303	66,098
Emerald Performance Materials, LLC	(3)	Materials	L + 775	1.00%	8/1/2022	2,041	2,035	2,044
Genoa (QoL)	(3)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,682	11,018
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	15,346	14,994	15,408
Higginbotham Insurance Agency, Inc.	(f)(3)	Insurance	L + 725	1.00%	12/1/2025	18,696	18,509	18,509
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	21,868	21,750	21,431
MedAssets, Inc.	(f)(g)(3)	Health Care Equipment & Services	L + 975	1.00%	4/20/2023	63,000	61,428	63,945
Misys, Ltd. (GBR)	(k)(l)(2)	Software & Services	L + 725	1.00%	6/13/2025	8,403	8,343	8,450
NBG Home	(f)(2)	Consumer Durables & Apparel	L + 975	1.00%	9/30/2024	34,205	33,720	34,366
NEP Broadcasting, LLC	(3)	Media	L + 700	1.00%	1/23/2023	5,955	6,002	6,007
P2 Energy Solutions, Inc.	(k)(2)	Software & Services	L + 800	1.00%	4/30/2021	71,312	70,163	65,963

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Petrochoice Holdings, Inc.	(f)(g)(6)	Capital Goods	L + 875	1.00%	8/21/2023	$65,000	$63,458	$62,812
Plaskolite, LLC	(f)(2)	Materials	L + 900	1.00%	11/3/2023	33,543	32,703	33,879
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	29,376	28,766	30,029
Sequa Corp.	(2)	Materials	L + 900	1.00%	4/28/2022	20,976	20,789	21,264
Sparta Systems, Inc.	(f)(g)(2)	Software & Services	L + 825	1.00%	7/27/2025	35,062	34,555	34,250
SquareTwo Financial Corp.	(f)(h)(i)(4)	Diversified Financials	L + 1000 PIK (L + 1000 Max PIK)	1.00%	5/24/2019	6,685	6,458	618
Sungard Public Sector, LLC	(f)(g)(2)	Software & Services	L + 850	1.00%	1/31/2025	16,109	15,961	16,089
Vencore, Inc.	(2)	Capital Goods	L + 875	1.00%	5/23/2020	57,673	$57,117	$58,322
Vertafore, Inc.	(f)(3)	Software & Services	L + 900	1.00%	6/30/2024	81,500	$79,444	$82,342
Vestcom International, Inc.	(f)(3)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,256	57,776
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 900	1.00%	9/30/2024	11,226	11,158	11,296
Total Second Lien Senior Secured Loans							$978,764	$943,753
Other Senior Secured Debt—5.7%
Angelica Corp.	(f)(h)	Health Care Equipment & Services	10.00% PIK (10.00% Max PIK)		12/30/2022	$34,205	$33,568	$34,205
Artesyn Technologies, Inc.	(m)	Technology Hardware & Equipment	9.75%		10/15/2020	20,962	20,455	20,595
Cleaver-Brooks Inc	(m)	Capital Goods	7.88%		3/1/2023	9,687	9,817	9,929
Direct ChassisLink, Inc.	(m)	Transportation	10.00%		6/15/2023	17,425	18,706	19,385

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
DJO Finance, LLC	(m)	Health Care Equipment & Services	8.13%		6/15/2021	$9,950	$9,245	$9,303
Guitar Center, Inc.	(m)	Retailing	6.50%		4/15/2019	5,377	5,107	4,974
Nesco	(m)	Capital Goods	6.88%		2/15/2021	9,125	5,962	7,756
Pattonair Holdings, Ltd.	(m)	Capital Goods	9.00%		11/1/2022	5,645	5,663	5,836
Rockport (Relay)	(f)(h)(i)(j)	Consumer Durables & Apparel	15.00% PIK (15.00% Max PIK)		7/31/2022	$29,299	28,755	17,766
Vivint, Inc.		Commercial & Professional Services	7.63%		9/1/2023	10,925	11,476	11,553
Total Other Senior Secured Debt							$148,754	$141,302
Total Senior Debt							$2,840,268	$2,757,233
Subordinated Debt—15.4%
Alion Science & Technology Corp.	(f)(g)(m)	Capital Goods	11.00%		8/19/2022	$68,603	$67,822	$66,816
Cemex Materials, LLC	(m)	Materials	7.70%		7/21/2025	58,454	$61,665	$66,345
Cengage Learning, Inc.	(m)	Media	9.50%		6/15/2024	15,000	13,557	13,575
ClubCorp Club Operations, Inc.	(m)	Consumer Services	8.50%		9/15/2025	14,600	$14,500	$14,235
Exemplis Corp.	(f)(h)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	13,017	13,017	13,017

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hilding Anders (SWE)	(f)(h)(k)(l)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€99,748	$109,308	$90,604
	(f)(h)(i)(k)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	3,026	507	956
	(f)(h)(i)(k)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	1
	(f)(h)(i)(k)(l)(n)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	41,136	12,850	12,993
Home Partners of America, Inc.	(f)(j)(3)	Real Estate	L + 700	1.00%	10/8/2022	$75,000	73,744	76,500
Kenan Advantage Group, Inc./The	(m)	Transportation	7.88%		7/31/2023	2,308	2,215	2,389
Vertiv Group Corp.	(m)	Technology Hardware & Equipment	9.25%		10/15/2024	22,713	22,929	24,246
Total Subordinated Debt							$393,053	$381,677
Asset Based Finance—13.9%
AMPLIT JV LP, Limited Partnership Interest	(f)(k)	Diversified Financials				N/A	$7,137	$1,896
Bank of Ireland (IRL)	(f)(k)(l)(m)(2)	Banks	L + 1185		12/4/2027	$15,105	15,105	15,105
Comet Aircraft SARL (LUX), Common Shares	(f)(k)(l)(n)	Capital Goods				549,451	48,692	35,760
Central Park Leasing Aggregator, L.P. (LUX), Partnership Interest	(f)(k)(l)	Capital Goods				N/A	64,177	72,045
LSF IX Java Investments Ltd. (IRL)	(f)(k)(l)(10)(EUR)	Diversified Financials	E + 315		12/3/2019	€56,406	54,892	65,774
Montgomery Credit Holdings, LP, Limited Partnership Interest	(f)(k)	Diversified Financials				N/A	18,357	18,312
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(j)(k)(l)	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(j)(k)(l)(o)	Transportation				58,920	57,962	21,009

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(k)	Diversified Financials				N/A	$56,504	$63,075
Toorak Capital Partners, LLC, Membership Interest	(f)(k)(n)	Diversified Financials				N/A	46,140	53,531
Total Asset Based Finance							$372,035	$346,507
Strategic Credit Opportunities Partners, LLC—12.1%
Strategic Credit Opportunities Partners, LLC	(f)(k)(n)	Diversified Financials				294,027	$294,028	$300,652
Strategic Credit Opportunities Partners, LLC							$294,028	$300,652
Equity/Other—7.3%
Algeco/Scotsman Holdings SARL (LUX), Class B Limited Partnership Interests	(f)(k)(l)*	Consumer Durables & Apparel				301	$3,007	$6,255
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	7,350	5,125
AltEn, LLC, Membership Units	(f)(j)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd (SGP), Warrants	(f)(k)(l)*(EUR)	Automobiles & Components			12/31/2018	9,991	4,785	—
Angelica Corp., Limited Partnership Interest	(f)*	Health Care Equipment & Services				877,044	47,562	9,257
Belk, Inc., Units	(f)*	Retailing				1,642	7,846	2,349
Cengage Learning Holdings II, LP, Common Stock	(f)*	Media				227,802	7,529	3,681
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories, Inc., Class A1-A5 shares	(f)*					3,463,150	120	658
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*					41,339	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*					1,050,465	—	—

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hilding Anders (SWE), Arle PIK Interest	(f)(h)(i)(k)(l)(n)(EUR)	Consumer Durables & Apparel			12/31/2022	3,834	$—	$—
Hilding Anders (SWE), Class A Common Stock	(f)(k)(l)(n)*(SEK)					4,503,411	132	3
Hilding Anders (SWE), Class B Common Stock	(f)(k)(l)(n)*(SEK)					574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(k)(l)(n)*(SEK)					213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(k)(l)(n)*(SEK)				12/31/2020	236,160,807	14,988	409
Home Partners of America, Common Stock	(f)(j)*	Real Estate				100,044	101,876	122,652
Home Partners of America, Warrants	(f)(j)*				8/7/2024	2,675	292	805
Jones Apparel Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	872	—
Nine West Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	6,541	—
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(f)(k)(l)*(AUD)	Consumer Services				N/A	7,945	1,975
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(k)(n)*	Diversified Financials				N/A	13,000	5,376
Louisiana-Pacific Corp, Lien Reserve Claim, Lien Reserve Claim	(f)*	Materials			9/15/2024	380	—	380
NBG Home, Common Stock	(f)*	Consumer Durables & Apparel				1,903	2,565	3,130
Petroplex Acidizing, Inc., Warrants	(f)*	Energy				8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	2,719
PQ Corp., Class B Common Stock	*	Materials				270,885	3,337	4,456
Rockport (Relay), Class A Unit	(f)(j)*	Consumer Durables & Apparel				219,349	—	—
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(k)(l)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(k)(l)*(GBP)					6,113,719	9,064	8,948

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
SquareTwo Financial Corp., Series A Preferred Stock	(f)(h)(i)	Diversified Financials	12.50% PIK (12.50% Max PIK)			16,044	$5,457	$—
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	—
Towergate (GBR), Ordinary Shares	(f)(k)(l)*(GBP)	Insurance				116,814	173	171
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	3,991
Total Equity/Other							$258,119	$182,340
Total Investments, excluding Short Term Investments — 159.7%							$4,157,503	$3,968,409
Short Term Investments—0.0%
Goldman Sachs Financial Square Funds - Prime Obligations Fund	(p)		1.40%			688,065	$688	$688
Total Short Term Investments							$688	$688
TOTAL INVESTMENTS — 159.7%(q)							$4,158,191	$3,969,097
LIABILITIES IN EXCESS OF OTHER ASSETS—(59.7%)								(1,483,995)
NET ASSETS—100.0%								$2,485,102

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)
A summary of outstanding financial instruments at December 31, 2017 is as follows:
Foreign Currency forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2017	Unrealized Appreciation (Depreciation)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	4,736 Sold	$3,624	$3,695	$(71)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	2,000 Bought	(1,512)	(1,560)	48
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,429	899
EUR	January 11, 2018	JP Morgan Chase Bank		€76,299 Sold	90,523	91,590	(1,067)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,033	(676)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	27,806	(1,508)
GBP	January 11, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,036)	(13,283)	247
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,424	(79)
Total					$152,927	$155,134	$(2,207)
Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	—	$(26,362)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	—	(3,242)
				$—	$(29,604)
Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$2,282	$2,282
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,481	1,481
					$—	$3,763	$3,763
As of December 31, 2017, for the above contracts and/or agreements, the Company had sufficient cash and/or securities to cover commitments or collateral requirements, if any, of the relevant broker or exchange.

See notes to consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
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

(g)
Security or portion thereof was held within CCT New York Funding LLC (formerly, CCT SE I LLC) and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of December 31, 2017.

(h)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(i)	Investment was on non-accrual status as of December 31, 2017.

(j)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represented 9.8% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the year ended December 31, 2017 in these affiliated investments were as follows (amounts in thousands):

	Fair Value at December 31, 2016	Year Ended December 31, 2017			Fair Value at December 31, 2017	Year Ended December 31, 2017
Non-Controlled, Affiliated Investments		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)		Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	8,733	—	—	(4,480)	4,253	—	—	—	—
Home Partners of America, Inc.
Subordinated Debt	—	73,744	—	2,756	76,500	—	6,185	—	—
Common Stock	113,013	2,150	—	7,489	122,652	—	—	—	—
Warrants	607	—	—	198	805	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	20,502	6,137	—	(5,630)	21,009	—	—	—	—
Rockport Company LLC
Term Loan	—	28,755	—	(10,989)	17,766	—	194	—	—
Private Equity	—	—	—		—	—	—	—	—
Totals	$142,855	$110,786	$—	$(10,656)	$242,985	$—	$6,379	$—	$—

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

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

(k)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.4% of the Company’s total assets represented qualifying assets as of December 31, 2017.

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

(n)
Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at December 31, 2017 represented 20.1% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the year ended December 31, 2017 in these controlled investments were as follows (amounts in thousands):

	Fair Value at December 31, 2016	Year Ended December 31, 2017			Fair Value at December 31, 2017	Year Ended December 31, 2017
Controlled Investments		Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)		Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$49,157	$—	$(926)	$(12,471)	$35,760	$—	$—	$—	$9,764
Guardian Investors, LLC	3,704	—	(8,860)	5,156	—	(3,413)	—	—	—
Hilding Anders
Subordinated Debt	84,693	11,138	(31,839)	40,562	104,554	(9,389)	11,546	—	—
Class A Common Stock	—	—	—	3	3	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	2,253	—	—	(1,844)	409	—	—	—	—
Innovating Partners, LLC	4,372	—	(11,363)	6,991	—	(4,441)	—	—	—
KKR BPT Holdings Aggregator, LLC	9,835	1,000	(1,200)	(4,259)	5,376	—	—	—	—
Strategic Credit Opportunities Partners, LLC	98,998	201,628	—	26	300,652	—	—	—	11,314
Toorak Capital Partners, LLC	6,984	39,156	—	7,391	53,531	—	—	—	609
Totals	$259,996	$252,922	$(54,188)	$41,555	$500,285	$(17,243)	$11,546	$—	$21,687

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

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

(o)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.

(p)	7-day effective yield as of December 31, 2017.

(q)
As of December 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $125,530; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $314,624; the net unrealized depreciation was $189,094; and the aggregate cost of securities for Federal income tax purposes was $4,158,191.

*	Non-income producing security.

(1)	Not used.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2017 was 1.69%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(3)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2017 was 1.56%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(4)
The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at December 31, 2017 was 2.11%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(5)
The interest rate on these investments is subject to a base rate of 3-month EURIBOR, which at December 31, 2017 was (0.33%). The current base rate for each investment may be different from the reference rate on December 31, 2017.

(6)
The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2017 was 1.62%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(7)
The interest rate on these investments is subject to a base rate of PRIME rate, which at December 31, 2017 was 4.50%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(8)
The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at December 31, 2017 was 1.54%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(9)
The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2017 was 1.84%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(10)
The interest rate on these investments is subject to a base rate of 1-month EURIBOR, which at December 31, 2017 was (0.37%). The current base rate for each investment may be different from the reference rate on December 31, 2017.

Abbreviations:
AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.780 as of December 31, 2017.
CAD - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / US $0.796 as of December 31, 2017.
EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.200 as of December 31, 2017.
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.350 as of December 31, 2017.
SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.122 as of December 31, 2017.
AUS - Australia
CAN - Canada
CYM - Cayman Islands
GBR - United Kingdom
IRL - Ireland
JEY - Jersey
LUX - Luxembourg
SGP - Singapore
Corporate Capital Trust, Inc. and Subsidiaries

See notes to consolidated financial statements.

Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)
Abbreviations (continued):
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

Corporate Capital Trust, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Collateral on Deposit with Custodian—3.4%
Bank of Nova Scotia—Certificate of Deposit					3/31/2017	$95,000	$95,000	$95,000
Total Collateral on Deposit with Custodian							$95,000	$95,000
Derivative Instruments (Note 4)—1.5%
Cross currency swaps	(f)						$—	$26,497
Foreign currency forward contracts	(f)						—	3,504
Interest rate swaps	(f)						—	8,862
Total return swaps	(f)(g)						—	3,397
Total Derivative Instruments							$—	$42,260

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Principal Business and Organization
Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisers. The Company commenced business operations on June 17, 2011 and investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.
Through November 2017, the Company was externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and together with CNL, the “Advisers”), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both Advisers are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provided the administrative services necessary for the Company to operate. On November 14, 2017, shares of the Company’s common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became the sole investment adviser of the Company.
As of December 31, 2017 the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (formerly CCT SE I LLC, “CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC, (collectively, the “Taxable Subsidiaries”), wholly-owned subsidiaries which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.
2. Significant Accounting Policies
Basis of Presentation – The accompanying consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ).
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

2. Significant Accounting Policies (continued)

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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of Directors (the "Board") is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the Board, based on, among other things, the input of the Company’s Advisers and management, its audit committee, and independent third-party valuation firms.
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

2. Significant Accounting Policies (continued)

investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.
The Company and its Advisers undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments the market prices of which are not readily available, as described below:

•	Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm (external valuation), which provides a valuation range and/or KKR (internal valuation).

•
Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•
The Board then discusses the investment valuation recommendations with KKR and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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
The Company relies primarily on information provided by managers of private investment funds in valuing the Company’s investments in such funds. KKR monitors the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by the Board, in the absence of specific transaction activity in a particular private investment fund, the Board considers whether it is appropriate, in light of all relevant circumstances, to value the Company’s investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.
Total Return Swaps: The Company valued its TRS in accordance with the TRS agreements between its wholly owned subsidiary and the TRS counterparty, which collectively established the TRS. Pursuant to the TRS agreements, the value of the TRS was based on (i) the increase or decrease in the value of the TRS assets relative to the notional amounts, (ii) collected and accrued interest income and fee income related to the TRS assets, (iii) TRS financing costs on the TRS settled notional amounts, and (iv) certain other expenses incurred under the TRS. The TRS assets were valued pursuant to the valuation algorithm specified in the TRS agreements, including reliance on indicative bid prices provided by independent third-party pricing services. Bid prices reflect the highest price that market participants may be willing to pay. On a quarterly basis, the Company’s Advisers reviewed, tested and compared (i) the indicative bid prices assigned to each TRS asset by the TRS counterparty with (ii) pricing inputs that are independently sourced by the Company’s management and/or its Advisers from third-party pricing services. Additionally, the Company’s Advisers reviewed the calculations of (i) collected and accrued interest, (ii) TRS financing costs, and (iii) realized gains and losses as included components of the TRS fair value. For additional disclosures on the Company’s TRS, including quantitative disclosures of the current period fair value components, see Note 4. “Derivative Instruments.”

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
Fee Income – KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date.
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

2. Significant Accounting Policies (continued)

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
Paid In Capital – The Company recorded the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding selling commissions and marketing support fees.
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
Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisers pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capitalized gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, for GAAP purposes, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the

2. Significant Accounting Policies (continued)

Advisers if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisers are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Offering Expenses – Offering expenses incurred in connection with the Company’s Offering, including reimbursement payments to the Advisers, but excluding selling commissions and marketing support fees, were accumulated monthly during the Offering and capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.
Earnings per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.
Distributions – Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Company’s Board and applicable legal restrictions, the Company intends to declare and pay such distributions on a quarterly basis.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Company's Board authorizes, and the Company declares, a cash dividend, then the Company's shareholders who have not "opted out" of the Company's dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash dividend. If the Company's shares are trading at a discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company may purchase shares in the open market in connection with the Company's obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company's common stock in connection with the Company's obligations under the dividend reinvestment plan even if the Company's shares are trading below net asset value.
Federal Income Taxes – The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient amounts to maintain its RIC status and minimize income taxes on undistributed capital gains and investment company taxable income.
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
The Company recognizes in its consolidated financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company and the Taxable Subsidiaries file foreign, federal and state tax returns, their major tax jurisdiction is federal.
Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.
Reclassifications – Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Significant Accounting Policies (continued)

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
The Company also separately presented investment adviser expenses in the consolidated statements of operations. This expense was previously included with other operating expenses and has been reclassified for all periods presented.
On October 31, 2017, in anticipation of the Listing, the Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a 1-for-2.25 reverse stock split of the Company’s shares of common stock. As a result of the reverse stock split, every 2.25 shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock. In connection with the reverse stock split, the Company eliminated all outstanding fractional shares by rounding up the numbers of fractional shares held by each of the Company’s shareholders to the nearest whole number of shares as of November 3, 2017. The reverse stock split did not modify the rights or preferences of the Company’s common stock. All prior year share amounts have been reclassified to reflect the reverse stock split. A summary of the Company’s net asset value and earnings per share after adjusting for the reverse stock split is as follows:

	As of December 31,
	2017	2016
Shares outstanding (as reported)	127,130,589	309,041,548
Shares outstanding (pro-forma)	N/A	137,351,799
Net asset value per share (as reported)	$19.55	$8.93
Net asset value per share (pro-forma)	N/A	20.09

	As of December 31,
	2017	2016	2015
Weighted average number of shares of common stock outstanding (as reported)	136,715,587	304,493,054	254,845,972
Weighted average number of shares of common stock outstanding (pro-forma)	N/A	135,330,246	113,264,877
Net investment income per share (as reported)	$1.54	$0.69	$0.69
Net investment income per share (pro-forma)	N/A	1.55	1.56
Diluted and basic earnings per share (as reported)	$1.27	$0.80	$(0.15)
Diluted and basic earnings per share	N/A	1.80	(0.34)

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company has evaluated the impact of ASU No. 2014-09, and does not expect it to have a material impact on the Company’s statement of operations.
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

3. Investments (continued)

As of December 31, 2017 and 2016, the Company’s investment portfolio consisted of the following (in thousands):

	As of December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,712,750	$1,672,178	42.1%	67.3%
Second Lien Senior Secured Loans	978,764	943,753	23.8	38.0
Other Senior Secured Debt	148,754	141,302	3.6	5.7
Total Senior Debt	2,840,268	2,757,233	69.5	111.0
Subordinated Debt	393,053	381,677	9.6	15.4
Asset Based Finance	372,035	346,507	8.7	13.9
Strategic Credit Opportunities Partners, LLC	294,028	300,652	7.6	12.1
Equity/Other	258,119	182,340	4.6	7.3
Subtotal	4,157,503	3,968,409	100.0%	159.7
Short Term Investments	688	688		—
Total Investments	$4,158,191	$3,969,097		159.7%

	As of December 31, 2016
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,641,759	$1,547,100	38.4%	56.1%
Second Lien Senior Secured Loans	1,131,035	1,074,183	26.7	38.9
Senior Secured Bonds	177,826	134,786	3.4	4.9
Total Senior Debt	2,950,620	2,756,069	68.5	99.9
Subordinated Debt	683,640	642,427	16.0	23.3
Asset Based Finance	388,117	344,305	8.5	12.5
Strategic Credit Opportunities Partners, LLC	92,400	98,998	2.5	3.6
Equity/Other	212,140	183,488	4.5	6.6
Subtotal	4,326,917	4,025,287	100.0%	145.9
Short Term Investments	6	6		—
Total Investments	$4,326,923	$4,025,293		145.9%
As of December 31, 2017, debt investments on non-accrual status represented 2.9% and 1.2% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 5.5% and 1.6% of total investments on an amortized cost basis and fair value basis, respectively. .
In May 2017, Amtek Global Technology Pte. Ltd. (“Amtek”), a portfolio company in which the Company has invested a total of $151.30 million as of December 31, 2017, based on amortized cost, was placed into receivership. The Company’s investments in Amtek include an investment in a portion of a term loan facility with a cost of $146.51 million (par of $141.34 million) and equity warrants with a cost of $4.78 million. On June 29, 2017, the Company and the other lenders to the term loan facility entered into an agreement among lenders (the “AAL”). The AAL effectively divided the amounts borrowed by Amtek into two facilities, Facility A and Facility B, with Facility A ranking first in order of priority. The Company’s portion of Facility A has a par amount of €82.06 million ($98.45 million as of December 31, 2017) and the Company’s portion of Facility B has a par amount of €59.28 million ($71.13 million as of December 31, 2017). Any principal payments received from or on behalf of Amtek will first be applied to Facility A and second to Facility B. Any interest payments received from or on behalf of Amtek will be applied first toward the payment of interest on Facility A at the rate of 5.0% annually and second to the repayment of Facility B. Facility B does not have a stated interest rate. Any payments applied to Facility B are expected to reduce the outstanding principal. As of December 31, 2017, the Company’s investments in Amtek have an aggregate fair value of $138.93 million.

3. Investments (continued)

The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of December 31, 2017 and 2016 were as follows:

Industry Compositions	December 31, 2017	December 31, 2016
Capital Goods	19.3%	21.2%
Software & Services	11.4	8.7
Diversified Financials	10.0	8.0
SCJV	7.6	2.4
Retailing	6.7	7.9
Consumer Durables & Apparel	6.3	4.2
Automobiles & Components	5.8	5.9
Materials	5.5	6.0
Real Estate	5.0	5.4
Health Care Equipment & Services	3.6	4.9
Transportation	3.2	4.0
Commercial & Professional Services	2.9	2.1
Household & Personal Products	2.6	0.9
Energy	2.1	4.0
Consumer Services	2.0	3.0
Technology Hardware & Equipment	1.4	4.4
Food & Staples Retailing	1.3	1.3
Media	1.2	0.9
Insurance	0.7	1.1
Food, Beverage & Tobacco	0.5	1.4
Semiconductors & Semiconductor Equipment	0.5	—
Banks	0.4	—
Pharmaceuticals, Biotechnology & Life Sciences	—	1.4
Telecommunication Services	—	0.9
Total	100.0%	100.0%
Geographic Dispersion (1)
United States	84.4%	83.7%
Singapore	3.5	3.5
Luxembourg	2.9	4.7
Sweden	2.7	2.2
Canada	2.5	—
Ireland	2.0	2.2
United Kingdom	0.7	1.5
Virgin Islands, British	0.5	0.5
Cayman Islands	0.5	0.7
Jersey	0.2	—
Australia	0.1	0.3
Remaining Countries	—	0.7
Total	100.0%	100.0%
Local Currency
U.S. Dollar	91.3%	88.7%
Euro	7.8	8.6
Canadian Dollar	0.7	—
British Pound Sterling	0.2	2.3
Swedish Krona	—	0.1
Australian Dollar	—	0.3
Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

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
In August 2016, the Company and Conway completed the initial funding of SCJV. As part of the initial funding, the Company sold investments with a fair value of $247.24 million to SCJV, in exchange for cash and a $92.40 million equity interest in SCJV. The Company recognized a net realized loss of $(0.95) million in connection with the transaction. Conway completed its initial funding of SCJV with a cash contribution of $13.20 million. In December 2016, the Company sold investments with a fair value of $45.88 million to SCJV. The Company recognized a net realized gain of $1.03 million in connection with the transaction. In September 2017, the Company sold investments with a fair value of $373.05 million to SCJV, in exchange for cash and $201.63 million equity interest in SCJV. The Company recognized a net realized gain of $3.43 million in connection with the transaction.
On August 15, 2016, Charlotte Funding LLC (formerly CSCOP SE I LLC, “Charlotte Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “BAML Credit Agreement”), with Bank of America Merrill Lynch. The BAML Credit Agreement provides for a revolving credit facility which provides for up to $165.00 million in total commitments to Charlotte Funding (the “BAML Credit Facility”), and is secured by substantially all of the assets of Charlotte Funding. The stated borrowing rate under the BAML Credit Facility may take the form of either base rate loans or Eurocurrency rate loans and may be converted to either or during the term of the loan by delivering a notice to the BAML Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the BAML Credit Agreement. Base rate loans shall bear interest at a rate per annum equal to the sum of (a) the fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the prime rate set by Bank of America for such day and (iii) the 1-month LIBOR plus (b) 1.85%. Eurocurrency rate loans shall bear interest at the rate per annum equal to the sum of (a) LIBOR (or a comparable or successor rate approved by the BAML Credit Agreement administrative agent) plus (b) 1.85%. Charlotte Funding also pays a commitment fee for undrawn commitment in the amount between 0.75% and 1.75%. The BAML Credit Facility matures on August 15, 2018. As of December 31, 2017 and 2016, total outstanding borrowings under the BAML Credit Facility were $102.20 million and $152.00 million, respectively. On February 15, 2018, Charlotte Funding fully paid down and terminated the BAML Credit Agreement.
On September 29, 2017, Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, entered into a credit agreement (the “GS Credit Agreement”), with Goldman Sachs Bank. The GS Credit Agreement established a revolving credit facility which provides for up to $250 million in total commitments to Jersey City Funding (the “GS Credit Facility”), and is secured by substantially all of the assets of Jersey City Funding. The GS Credit Agreement contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The stated borrowing rate under the GS Credit Facility may take the form of either base rate loans or foreign currency rate loans and may be converted to either or during the term of the loan by delivering a notice to the GS Credit Agreement administrative agent and State Street Bank and Trust Company, as collateral administrator, pursuant to the terms of the GS Credit Agreement. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency as defined in the GS Credit Agreement. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of December 31, 2017, total outstanding borrowings under the GS Credit Facility were $166.02 million.
As of December 31, 2017 and 2016, SCJV had total investments with a fair value of $514.04 million and $248.60 million, respectively. As of December 31, 2017 and 2016, SCJV had no investments on non-accrual status.
Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2017 and 2016 ($ in thousands):

3. Investments (continued)

	As of December 31,
	2017	2016
Total debt investments (1)	522,210	250,320
Weighted average current interest rate on debt investments (2)	7.04%	7.08%
Number of portfolio companies in SCJV	35	36
Largest investment in a single portfolio company (1)	$57,854	$21,214
Unfunded Commitments	$15,666	$—

(1)	At par amount.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Strategic Credit Opportunities Partners, LLC Portfolio
As of December 31, 2017 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loan—105.8%
A10 Capital, LLC	(c)(1)	Real Estate	L + 700	1.00%	1/21/2022	$32,688	$33,310	$33,015
Acosta Holdco, Inc.	(f)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,002	3,797	3,536
American Freight, Inc.	(c)(1)	Retailing	L + 625	1.00%	10/31/2020	31,709	31,709	31,709
Bay Club, Co.	(f)(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,887	8,953	9,021
Belk, Inc.	(2)	Retailing	L + 475	1.00%	12/12/2022	4,153	3,742	3,422
Brand Energy	(2)	Capital Goods	L + 425	1.00%	6/21/2024	7,961	7,942	8,003
Casual Dining Group, Ltd. (GBR)	(c)(d)(2)(GBP)	Consumer Services	L + 825, 0.5% PIK (0.5% Max PIK)		12/7/2020	40,595	50,466	50,312
Commercial Barge Line, Co.	(f)(1)	Transportation	L + 875	1.00%	11/12/2020	$7,032	6,757	4,108
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019	3,167	3,023	2,780
Dentix (SPN)	(c)(d)(3)(EUR)	Health Care Equipment & Services	E + 825		12/1/2022	€21,000	24,857	25,362
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 325	0.75%	8/18/2023	2,636	2,646	2,657
KeyPoint Government Solutions, Inc.	(c)(f)(2)	Capital Goods	L + 600	1.00%	4/18/2024	20,657	20,605	20,724
Koosharem, LLC	(f)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,997	19,240	20,507
Marshall Retail Group, LLC	(c)(2)	Retailing	L + 600	1.00%	8/25/2020	16,262	15,340	15,605

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022	$7,002	$7,055	$7,028
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,956	1,967	1,981
NMI Holdings, Inc.	(c)(1)	Insurance	L + 675	1.00%	11/10/2019	37,052	37,398	37,052
Raley’s	(f)(1)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	4,198	4,178	4,246
RedPrairie Corp.	(f)(1)	Software & Services	L + 300	1.00%	10/12/2023	11,175	11,128	11,243
Savers, Inc.	(f)(2)	Retailing	L + 375	1.25%	7/9/2019	9,844	9,110	9,283
Standard Aero, Ltd	(1)	Capital Goods	L + 375	1.00%	7/7/2022	985	990	994
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020	19,087	18,626	19,167
Utility One Source LP	(f)(1)	Capital Goods	L + 550	1.00%	4/18/2023	7,764	7,695	7,949
Vee Pak, LLC	(c)(f)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023	10,720	10,652	10,298
Total First Lien Senior Secured Loan							$341,186	$340,002
Second Lien Senior Secured Loan—26.0%
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	$30,000	$30,281	$30,122
Sungard Public Sector LLC	(c)(f)(2)	Software & Services	L + 850	1.00%	1/31/2025	8,236	8,254	8,226
Vencore, Inc.	(f)(2)	Capital Goods	L + 875	1.00%	5/23/2020	30,000	30,263	30,337
Total Second Lien Senior Secured Loan							$68,798	$68,685
Other Senior Secured Debt—6.5%
Artesyn Technologies, Inc.	(e)(f)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,854	$8,744
GCP Applied Technologies, Inc.	(e)	Materials	9.50%		2/1/2023	4,796	5,367	5,324
Guitar Center, Inc.	(e)(f)	Retailing	6.50%		4/15/2019	8,523	7,996	7,884
Total Other Senior Secured Debt							$21,217	$21,952
Total Senior Debt							$431,201	$430,639
Subordinated Debt—14.1%
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	$7,211	$7,463	$7,680
Hillman Group, Inc.	(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,084	2,232
Kenan Advantage Group, Inc.	(e)(f)	Transportation	7.88%		7/31/2023	7,692	7,529	7,961

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
Solera Holdings, Inc.	(e)	Software & Services	10.50%		3/1/2024	6,818	7,404	7,670
Total Subordinated Debt							$24,480	$25,543
Asset Based Finance—17.2%
GA Capital Specialty Lending Fund, Limited Partnership Interest		Diversified Financials				N/A	$57,854	$57,854
Total Asset Based Finance							$57,854	$57,854
TOTAL INVESTMENTS — 169.6%							$513,535	$514,036

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (See Note 2).

(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(e)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(f)	This investment is held by both the Company and SCJV as of December 31, 2017.

(1)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2017 was 1.56%.The current base rate for each investment may be different from the reference rate on December 31, 2017.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2017 was 1.69%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(3)
The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at December 31, 2017 was (0.33)%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

Abbreviations:
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US$ 1.350 as of December 31, 2017.
EUR - Euro; local currency investment amount is denominated in Euros. €1/US.$1.200 as of December 31, 2017.
GBR - United Kingdom
SPN - Spain
L - LIBOR - London Interbank Offered Rate, typically 1 or 3-Month
P - PRIME - U.S. Prime Rate
PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest obligations.
E - EURIBOR - Euro Interbank Offered Rate

3. Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio
As of December 31, 2016 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loans —130.9%
ABILITY Network, Inc.	(e)(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$8,812	$8,713	$8,856
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,977	9,056	9,056
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,198	3,718	3,635
CityCenter Holdings, LLC	(2)	Real Estate	L + 325	1.00%	10/16/2020	4,755	4,781	4,818
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	7,417	7,050	7,021
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	6,792	6,367	6,025
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 400	1.00%	10/21/2021	2,923	2,891	2,927
Gymboree Corp.	(e)(1)	Retailing	L + 350	1.50%	2/23/2018	4,385	3,376	2,344
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 300	0.75%	8/18/2023	2,677	2,688	2,719
inVentive Health, Inc.	(1)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	8,750	8,833	8,842
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	21,214	18,858	19,225
MedAssets, Inc.	(3)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	7,073	7,136	7,179
Neiman Marcus Group, LLC	(3)	Retailing	L + 325	1.00%	10/25/2020	4,876	4,532	4,253
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,976	1,988	1,987
RedPrairie Corp.	(3)	Software & Services	L + 350	1.00%	10/12/2023	11,288	11,233	11,431
Riverbed Technology, Inc.	(3)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	7,971	8,042	8,040
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019	9,948	8,835	9,258
Standard Aero, Ltd.	(1)	Capital Goods	L + 425	1.00%	7/7/2022	995	1,002	1,004
TIBCO Software, Inc.	(e)(3)	Software & Services	L + 550	1.00%	12/4/2020	19,232	18,698	19,347
TruGreen, LP	(3)	Consumer Services	L + 550	1.00%	4/13/2023	9,950	10,111	10,112
Total First Lien Senior Secured Loans							$147,908	$148,079
Second Lien Senior Secured Loans—11.2%
Applied Systems, Inc.	(e)(1)	Software & Services	L + 650	1.00%	1/24/2022	$7,461	$7,499	$7,556

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount (b)	Cost	Fair Value
Misys, Ltd. (GBR)	(c)(e)	Software & Services	12.00%		6/12/2019	4,866	5,064	5,177
Total Second Lien Senior Secured Loans							$12,563	$12,733
Senior Secured Bonds—20.7%
Artesyn Technologies, Inc.	(d)(e)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,572	$8,143
Calumet Specialty Products Partners, LP	(d)(e)	Energy	11.50%		1/15/2021	6,579	7,433	7,517
Guitar Center, Inc.	(d)(e)	Retailing	6.50%		4/15/2019	8,523	7,626	7,735
Total Senior Secured Bonds							$22,631	$23,395
Total Senior Debt							$183,102	$184,207
Subordinated Debt—56.9%
Builders FirstSource, Inc.	(d)(e)	Capital Goods	10.75%		8/15/2023	$6,564	$7,460	$7,533
Cequel Communications Holdings, LLC	(d)	Media	5.13%		12/15/2021	7,426	7,496	7,556
ClubCorp Club Operations, Inc.	(d)(e)	Consumer Services	8.25%		12/15/2023	2,773	2,900	2,939
GCI, Inc.	(e)	Telecommunication Services	6.88%		4/15/2025	7,211	7,490	7,319
GCP Applied Technologies, Inc.	(d)(e)	Materials	9.50%		2/1/2023	4,796	5,458	5,503
Hillman Group, Inc.	(d)(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,057	2,104
Jo-Ann Stores, Inc.	(d)(e)	Retailing	8.13%		3/15/2019	829	815	825
Kenan Advantage Group, Inc.	(d)(e)	Transportation	7.88%		7/31/2023	7,692	7,507	7,769
Manitowoc Foodservice, Inc.		Capital Goods	9.50%		2/15/2024	6,622	7,465	7,632
Platform Specialty Products Corp.	(d)(e)	Materials	10.38%		5/1/2021	6,813	7,123	7,545
Solera Holdings, Inc.	(d)(e)	Software & Services	10.50%		3/1/2024	6,818	7,474	7,670
Total Subordinated Debt							$63,245	$64,395
TOTAL INVESTMENTS — 219.7%							$246,347	$248,602

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(d)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.

(e)	This investment is held by both the Company and SCJV as of December 31, 2016.

3. Investments (continued)

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

Abbreviations:
GBR - United Kingdom
L - LIBOR - London Interbank Offered Rate, typically 3-Month

Below is selected balance sheet information for SCJV as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$514,036	$248,602
Cash and other assets	101,529	16,876
Total assets	$615,565	$265,478
Debt	$268,221	$152,000
Other liabilities	3,741	338
Total liabilities	$271,962	$152,338
Member’s equity	$343,602	$113,140
Below is selected statement of operations information for SCJV for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Selected Statement of Operation Information
Total investment income	$24,466	$6,910
Expenses
Interest expense	6,480	1,553
Custodian and accounting fees	167	79
Administrative services	179	21
Professional services	51	94
Other	13	4
Total expenses	6,890	1,751
Net investment income	17,576	5,159
Net realized and unrealized losses	(4,615)	2,381
Net increase in net assets resulting from operations	$12,961	$7,540

4. Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated statements of assets and liabilities held as of December 31, 2017 and 2016 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	December 31, 2017	December 31, 2016
Cross currency swaps	Unrealized appreciation on swap contracts	$—	$26,748
Cross currency swaps	Unrealized depreciation on swap contracts	(29,604)	(251)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	1,194	3,504
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(3,401)	—
Interest rate swaps	Unrealized appreciation on swap contracts	3,763	8,862
TRS	Unrealized appreciation on swap contracts	—	3,397
Total		$(28,048)	$42,260
Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2017 and 2016 are in the following locations in the consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2017	2016	2015
Cross currency swaps	Net realized gains on swap contracts	$22,324	$8,328	$541
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	(12,006)	7,344	70,096
Interest rate swaps	Net realized gains (losses) on swap contracts	1,915	(3,851)	—
TRS	Net realized gains on swap contracts	3,014	12,485	12,913
Total		$15,247	$24,306	$83,550

		Net Unrealized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2017	2016	2015
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$(56,101)	$18,554	$7,943
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(5,711)	1,787	(38,728)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on swap contracts	(5,099)	2,841	6,021
TRS	Net change in unrealized appreciation (depreciation) on swap contracts	(3,397)	16,959	(10,117)
Total		$(70,308)	$40,141	$(34,881)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2017 and 2016 (in thousands):

4. Derivative Instruments (continued)

	As of December 31, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$4,058	$—	$—	$—	$4,058
State Street Bank and Trust Company	899	—	—	—	899
Total	$4,957	$—	$—	$—	$4,957
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$33,005	$—	$—	$—	$33,005
Total	$33,005	$—	$—	$—	$33,005
	As of December 31, 2016
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$3,397	$—	$—	$—	$3,397
J.P. Morgan Chase Bank	39,114	—	—	—	39,114
Total	$42,511	$—	$—	$—	$42,511
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$251	$—	$—	$—	$251
Total	$251	$—	$—	$—	$251

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.
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

4. Derivative Instruments (continued)

As of December 31, 2017 and 2016, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of December 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2017	Unrealized Appreciation
AUD	January 11, 2018	JP Morgan Chase Bank	A$	4,736 Sold	$3,624	$3,695	$(71)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	2,000 Bought	(1,512)	(1,560)	48
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,429	899
EUR	January 11, 2018	JP Morgan Chase Bank		€76,299 Sold	90,523	91,590	(1,067)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,033	(676)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	27,806	(1,508)
GBP	January 11, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,036)	(13,283)	247
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,424	(79)
Total					$152,927	$155,134	$(2,207)
As of December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2016	Unrealized Appreciation
AUD	Jan 12, 2017	JP Morgan Chase Bank	A$	3,655 Sold	$2,720	$2,637	$83
AUD	April 7, 2017	JP Morgan Chase Bank	A$	14,071 Sold	10,554	10,131	423
EUR	January 12, 2017	JP Morgan Chase Bank		€8,800 Sold	9,871	9,269	602
EUR	April 7, 2017	JP Morgan Chase Bank		€141,500 Sold	150,242	149,673	569
EUR	July 7, 2017	JP Morgan Chase Bank		€27,300 Sold	30,812	29,009	1,803
EUR	January 14, 2020	JP Morgan Chase Bank		€21,000 Sold	23,747	23,723	24
Total					$227,946	$224,442	$3,504
As of December 31, 2017 and 2016, the Company’s open cross currency swaps were as follows ($ in thousands).

As of December 31, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(26,362)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(3,242)
				$(29,604)

As of December 31, 2016
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	0.300% on USD notional amount of $9,342	1.975% on AUD notional amount of A$13,161	6/30/2017	$(251)
JP Morgan Chase Bank	0.759% on USD notional amount of $175,018	0.026% on EUR notional amount of €156,546	12/31/2017	8,040
JP Morgan Chase Bank	0.590% on USD notional amount of $57,684	1.006% on GBP notional amount of £37,537	12/31/2017	10,946
JP Morgan Chase Bank	0.913% on USD notional amount of $56,506	0.750% on GBP notional amount of £39,349	6/30/2017	7,762
				$26,497
As of December 31, 2017 and 2016, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $377.13 million and $526.50 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2017 and 2016 (in thousands).

4. Derivative Instruments (continued)

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017				Hedges As of December 31, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€363,882	$436,604	$309,257		€281,785	$311,287
Canadian Dollars	C$	35,641	28,354	27,640	C$	35,650	29,328
British Pound Sterling		£—	—	—		£27,722	34,401
Australian Dollars	A$	—	—	—	A$	2,736	2,112
Total			$464,958	$336,897			$377,128

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016				Hedges As of December 31, 2016
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€425,326	$447,315	$339,838		€355,146	$389,690
British Pound Sterling		£70,607	87,136	86,770		£76,886	114,190
Australian Dollars	A$	31,021	22,360	11,813	A$	30,887	22,616
Total			$556,811	$438,421			$526,496
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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of December 31, 2017 and 2016, the Company’s open interest rate swaps were as follows ($ in thousands).

As of December 31, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$2,282	$2,282
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,481	1,481
					$—	$3,763	$3,763
As of December 31, 2016
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$1,687	$1,687
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,443	1,443
JP Morgan Chase Bank	$400,000	3-Month LIBOR	1.43%	12/31/2020	—	5,732	5,732
					$—	$8,862	$8,862
Equity Options and Warrants:
The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the

4. Derivative Instruments (continued)

Company’s consolidated statements of assets and liabilities represented 0.05% and 0.40% of the Company’s net assets as of each of December 31, 2017 and 2016, respectively.
Below is a summary of the Company’s investments in equity options and warrants as of December 31, 2017 and 2016 (in thousands, except share amounts):

			As of December 31, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	$4,785	$—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	409
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	805
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$20,065	$1,214

			As of December 31, 2016
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2017	9,991	$4,636	$3,379
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	4,785	3,413
Education Management Corp., Warrants	1/5/2022	2,320,791	371	—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	2,253
Home Partners of America, Inc., Warrants	8/7/2024	2,674	292	607
Jacuzzi Brands, Inc., Warrants	7/3/2019	49,888	—	1,400
Keystone Australia Holdings, Pty. Ltd., Warrants	(1)	1,588,469	1,019	—
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$26,091	$11,052

(1)	Expiration date contingent on certain events pursuant to underlying agreements.
The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2017 and 2016 generally reflect the volume of derivative activity throughout the periods presented.
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

4. Derivative Instruments (continued)

As of December 31, 2016, Halifax Funding had selected 47 underlying debt investment positions and had posted $95 million in collateral, which is recorded as collateral on deposit with custodian in the consolidated statements of assets and liabilities. The following table reconciles the TRS settled notional amount, upon which the financing charge to BNS was based, to the total, or trade basis, notional amount as of December 31, 2016 (in thousands).

December 31, 2016
Settled notional amount	$225,919
Unsettled additions	37,737
Unsettled deletions	(4,967)
Total notional amount	$258,689
The following table summarizes the fair value components of the TRS portfolio (in thousands):

December 31, 2016
Interest and fee income	$4,215
Financing charge	(869)
Net realized gains	441
Net unrealized depreciation of TRS assets	(390)
TRS total fair value	$3,397
The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest and fee income	$11,526	$19,170	$17,242
Financing charge (1)	(10,131)	(6,109)	(4,028)
Net realized gains (losses)	1,619	(576)	(301)
Net realized gains on derivative instruments related to the TRS	$3,014	$12,485	$12,913

(1)	Financing charge for the year ended December 31, 2017 includes a make-whole fee of $6.40 million.
The following is a summary of the TRS assets as of December 31, 2016 (in thousands):

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
First Lien Senior Secured Loans
ABB CONCISE Optical Group, LLC	Retailing	L + 500	1.00%	6/15/2023	$6,795	$6,928	$133
ABILITY Network, Inc. (d)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	11,370	11,402	32
Alion Science & Technology Corp.	Capital Goods	L + 450	1.00%	8/19/2021	2,829	2,780	(49)
Applied Systems, Inc. (c) (d)	Software & Services	L + 300	1.00%	1/25/2021	648	646	(2)
Aspen Dental Management, Inc.	Health Care Equipment & Services	L + 425	1.00%	4/29/2022	2,515	2,544	29
Bay Club Co. (c)	Consumer Services	L + 650	1.00%	8/31/2022	4,371	4,333	(38)
CityCenter Holdings, LLC	Real Estate	L + 325	1.00%	10/16/2020	10,252	10,360	108
Commercial Barge Line, Co.	Transportation	L + 875	1.00%	11/12/2020	11,452	11,194	(258)
CPI International, Inc.	Capital Goods	L + 325	1.00%	11/17/2017	4,569	4,512	(57)
CSM Bakery Products	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	4,838	4,403	(435)
CTI Foods Holding Co., LLC	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,776	3,678	(98)
Distribution International, Inc. (c) (d)	Retailing	L + 500	1.00%	12/15/2021	9,783	9,013	(770)
DJO Finance, LLC	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	8,735	8,303	(432)
Emerald Expositions Holding, Inc. (c)	Media	L + 375	1.00%	6/17/2020	4,291	4,290	(1)

4. Derivative Instruments (continued)

Company (a)	Industry	Interest Rate	LIBOR Floor	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Emerald Performance Materials, LLC (c)	Materials	L + 350	1.00%	7/30/2021	$634	$633	$(1)
Grocery Outlet, Inc.	Food & Staples Retailing	L + 400	1.00%	10/21/2021	4,927	4,842	(85)
Gymboree Corp. (d)	Retailing	L + 350	1.50%	2/23/2018	918	534	(384)
Heartland Dental Care, LLC (c)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	1,034	1,027	(7)
Hillman Group, Inc.	Consumer Durables & Apparel	L + 350	1.00%	6/30/2021	9,779	9,786	7
HUB International, Ltd.	Insurance	L + 300	1.00%	10/2/2020	5,981	6,121	140
inVentiv Health, Inc. (c)	Health Care Equipment & Services	L + 375	1.00%	11/9/2023	5,541	5,493	(48)
iPayment, Inc. (d)	Software & Services	L + 525	1.50%	5/8/2017	13,563	13,170	(393)
Koosharem, LLC (c) (d)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	1,802	1,800	(2)
MCS AMS Sub-Holdings, LLC (d)	Commercial & Professional Services	L + 650	1.00%	10/15/2019	10,824	12,428	1,604
Neiman Marcus Group, LLC	Retailing	L + 325	1.00%	10/25/2020	8,707	7,637	(1,070)
P2 Energy Solutions, Inc. (c)	Software & Services	L + 400	1.00%	10/30/2020	4,638	4,386	(252)
Plaskolite, LLC (c) (d)	Materials	L + 475	1.00%	11/3/2022	3,232	3,205	(27)
PQ Corp. (c)	Materials	L + 425	1.00%	11/4/2022	696	694	(2)
Riverbed Technology, Inc.	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	4,853	4,902	49
Savers, Inc.	Retailing	L + 375	1.25%	7/9/2019	6,704	6,598	(106)
Sequa Corp. (c) (d)	Capital Goods	L + 400	1.25%	6/19/2017	677	668	(9)
TIBCO Software, Inc. (d)	Software & Services	L + 550	1.00%	12/4/2020	10,700	10,946	246
Triple Point Technology, Inc.	Software & Services	L + 425	1.00%	7/10/2020	6,871	6,631	(240)
TRUGREEN LIMITED PARTNERSHIP	Consumer Services	L + 550	1.00%	4/13/2023	4,894	5,023	129
Vertafore Inc (c)	Software & Services	L + 325	1.00%	6/30/2023	1,039	1,034	(5)
GYP Holdings III Corp.	Capital Goods	L + 375	1.00%	4/1/2021	8,268	8,382	114
Total First Lien Senior Secured Loans					$202,506	$200,326	$(2,180)
Second Lien Senior Secured Loans
Applied Systems, Inc. (d)	Software & Services	L + 650	1.00%	1/24/2022	$7,706	$7,698	$(8)
Emerald Performance Materials, LLC	Materials	L + 775	1.00%	8/1/2022	2,043	2,035	(8)
Grocery Outlet, Inc. (c) (d)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	5,011	4,996	(15)
Misys, Ltd. (b)	Software & Services	12.00%		6/12/2019	980	1,011	31
NEP Group, Inc. (d)	Media	L + 875	1.25%	7/22/2020	8,166	8,260	94
P2 Energy Solutions, Inc. (c) (d)	Software & Services	L + 800	1.00%	4/30/2021	3,038	3,038	—
Talbots, Inc. (c)	Retailing	L + 850	1.00%	3/19/2021	3,013	2,988	(25)
Total Second Lien Senior Secured Loans					$29,957	$30,026	$69
Other Senior Secured Debt
Artesyn Technologies, Inc. (d)	Technology Hardware & Equipment	9.75%		10/15/2020	$3,640	$3,185	$(455)
Direct ChassisLink, Inc. (d)	Transportation	10.00%		6/15/2023	12,084	12,447	363
Total Other Senior Secured Debt					$15,724	$15,632	$(92)
Subordinated Debt
GCI, Inc. (d)	Telecommunication Services	6.75%		6/1/2021	$1,002	$1,027	$25
Solera Holdings, Inc. (d)	Software & Services	10.50%		3/1/2024	9,500	11,288	1,788
Total Subordinated Debt					$10,502	$12,315	$1,813
TOTAL					$258,689	$258,299	$(390)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.

(c)	TRS asset position or portion thereof unsettled as of December 31, 2016.

(d)	This investment is held both by the Company and within the TRS as of December 31, 2016.

5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$623,922	$2,133,311	$2,757,233
Subordinated Debt	—	120,790	260,887	381,677
Asset Based Finance	—	—	346,507	346,507
Strategic Credit Opportunities Partners, LLC	—	—	300,652	300,652
Equity/Other	4,456	3,991	173,893	182,340
Subtotal	4,456	748,703	3,215,250	3,968,409
Short term investments	688	—	—	688
Total investments	$5,144	$748,703	$3,215,250	$3,969,097

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$—	$—	$—
Foreign currency forward contracts	—	1,194	—	1,194
Interest rate swaps	—	3,763	—	3,763
TRS	—	—	—	—
Liabilities
Cross currency swaps	—	(29,604)	—	(29,604)
Foreign currency forward contracts	—	(3,401)	—	(3,401)
Interest rate swaps	—	—	—	—
TRS	—	—	—	—
Total	$—	$(28,048)	$—	$(28,048)

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$589,472	$2,166,597	$2,756,069
Subordinated Debt	—	237,224	405,203	642,427
Asset Based Finance	—	—	344,305	344,305
Strategic Credit Opportunities Partners, LLC	—	—	98,998	98,998
Equity/Other	—	9,107	174,381	183,488
Subtotal	—	835,803	3,189,484	4,025,287
Short term investments	6	—	—	6
Total investments	$6	$835,803	$3,189,484	$4,025,293

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Cross currency swaps	$—	$26,748	$—	$26,748
Foreign currency forward contracts	—	3,504	—	3,504
Interest rate swaps	—	8,862	—	8,862
TRS	—	—	3,397	3,397
Liabilities
Cross currency swaps	—	(251)	—	(251)
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	—	—	—
TRS	—	—	—	—
Total	$—	$38,863	$3,397	$42,260
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and year ended December 31, 2016.
The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.

5. Fair Value of Financial Instruments (continued)

At December 31, 2017, the Company held 114 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.22 billion and 81.0% of the total investment portfolio. At December 31, 2016, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.19 billion and 79.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2017 and 2016 were as follows ($ in thousands):

			As of December 31, 2017
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,769,358	Discounted Cash Flow	Discount Rate	1.30% - 24.30% (11.00%)	Decrease
	363,953	Waterfall	EBITDA Multiple	4.13x - 9.53x (6.89x)	Increase
Subordinated Debt	157,420	Waterfall	EBITDA Multiple	8.61x - 10.74x (9.51x)	Increase
	13,950	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
	89,517	Discounted Cash Flow	Discount Rate	9.10% - 14.30% (9.90%)	Decrease
Asset Based Finance	208,892	Discounted Cash Flow	Discount Rate	5.39% - 18.0% (12.0%)	Decrease
	116,606	Waterfall	EBITDA Multiple	1.31x - 4.00x (2.76x)	Increase
	21,009	Net Asset Value	Net Asset Value	N/A	Increase
Strategic Credit Opportunities Partners	300,652	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	173,481	Waterfall	Iliquidity Discount	0.00% - 20.00% (10.68%)	Decrease
	412	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
Total	$3,215,250

5. Fair Value of Financial Instruments (continued)

As of December 31, 2016
Asset Group	Fair Value(1)(2)	Valuation Techniques(3)	Unobservable Inputs	Range (Weighted Average)(4)	Impact to Valuation from an Increase in Input (5)
Senior Debt	$1,945,023	Discounted Cash Flow	Discount Rate	4.16% - 20.38% (10.71%)	Decrease
			EBITDA Multiple	4.22x - 16.24x (9.12x)	Increase
			Book Value Multiple	1.29x - 1.62x (1.45x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	134,483	Discounted Cash Flow/ Price Given Sale	Discount Rate	11.47% (11.47%)	Decrease
			Price Given Sale of Issuer	101.00% (101.00%)	Increase
	8,733	Option Pricing Model/ Liquidation Analysis	EBITDA Multiple	4.22x (4.22x)	Increase
			Implied Volatility	30.00% (30.00%)	Increase
			Risk Free Rate	0.54% (0.54%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	0.38 years (0.38 years)	Increase
			Expected Recovery Given Liquidation	13.35% (13.35%)	Increase
	8,024	Option Pricing Model/ Quote/Liquidation Analysis	EBITDA Multiple	7.25x (7.25x)	Increase
			Implied Volatility	26.80% (26.80%)	Increase
			Risk Free Rate	0.97% (0.97%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	1.30 years (1.30 years)	Increase
			Quote	5.85% (5.85%)	Increase
			Expected Recovery Given Liquidation	0.00% (0.00%)	Increase
	1,546	Liquidation Analysis	Expected Recovery Given Liquidation	7.30% (7.30%)	Increase
	21,878	Waterfall	EBITDA Multiple	11.13x (11.13x)	Increase
	46,910	Waterfall	Expected Recovery Upon Sale of Issuer	16.80% - 100.00% (32.85%)	Increase
Subordinated Debt	320,510	Discounted Cash Flow	Discount Rate	9.57% - 13.43% (11.85%)	Decrease
			EBITDA Multiple	4.40x - 12.02x (9.04x)	Increase
			Book Value Multiple	1.10x (1.10x)	Increase
			Interest Rate Volatility	30.00% (30.00%)	Decrease
	77,837	Waterfall	EBITDA Multiple	8.48x (8.48x)	Increase
	6,856	Option Pricing Model	EBITDA Multiple	8.48x (8.48x)	Increase
			Implied Volatility	25.00% (25.00%)	Increase
			Risk Free Rate	1.50% (1.50%)	Increase
			Yield	0.00% (0.00%)	Decrease
			Term	3.50 years (3.50 years)	Increase
Asset Based Finance	136,527	Discounted Cash Flow	Discount Rate	9.39% - 14.51% (11.58%)	Decrease
	122,767	Net Asset Value	Net Asset Value	N/A	Increase
	85,011	Waterfall	Asset Appraisals	N/A	Increase
Strategic Credit Opportunities Partners	98,998	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	—	Waterfall	Asset Appraisals	N/A	Increase
	1,249	Discounted Cash Flow	Discount Rate	12.30% - 13.00% (13.00%)	Decrease
	52,721	Market Comparables	EBITDA Multiple	6.59x - 12.02x (9.94x)	Increase
			Revenue Multiple	0.27x - 2.56x (1.87x)	Increase
			Additional Discounts	0.00% - 15.00% (9.51%)	Decrease
			Book Value Multiple	0.95x (0.95x)	Increase
	120,411	Option Pricing Model	EBITDA Multiple	4.22x - 8.48x (5.46x)	Increase
			Implied Volatility	20.20% - 42.50% (21.17%)	Increase
			Risk Free Rate	0.54% - 1.50% (1.10%)	Increase
			Yield	0.00% - 0.00% (0.00%)	Decrease

5. Fair Value of Financial Instruments (continued)

		Term	0.38 years - 3.50 years (1.97 years)	Increase
		Additional Discounts	0.00% - 20.00% (10.00%)	Decrease
Total	$3,189,484

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

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide reconciliations for the years ended December 31, 2017 and 2016 of investments for which Level 3 inputs were used in determining fair value (in thousands):

5. Fair Value of Financial Instruments (continued)

	Year Ended December 31, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of January 1, 2017	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	977,671	12,782	149,322	201,628	69,585	—	1,410,988
Net realized gains (losses) (2)	(80,685)	(6,401)	(7,853)	—	(7,520)	3,014	(99,445)
Net change in unrealized appreciation (depreciation) (3)	112,678	34,616	18,283	26	(43,118)	—	122,485
Sales or repayments (4)	(1,049,468)	(185,966)	(161,264)	—	(19,435)	(6,411)	(1,422,544)
Net discount accretion	6,518	653	3,714	—	—	—	10,885
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of December 31, 2017	$2,133,311	$260,887	$346,507	$300,652	$173,893	$—	$3,215,250
Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2017 (3)	$(35,191)	$30,840	$6,269	$26	$(49,585)	$—	$(47,641)

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

(4)
Includes principal payments/paydowns on debt investments, collection of PIK interest, proceeds from sales of investments, distributions received on equity investments classified as return of capital or the exchange of one or more existing securities for one or more new securities.

	Year Ended December 31, 2016
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of January 1, 2016	$1,814,254	$229,065	$223,972	$—	$149,244	$(13,562)	$2,402,973
Additions (1)	835,954	223,899	218,926	92,400	42,186	—	1,413,365
Net realized gains (losses) (2)	(15,970)	(8,621)	—	—	5,371	12,485	(6,735)
Net change in unrealized appreciation (depreciation) (3)	(38,772)	(2,558)	(42,951)	6,598	(13,375)	16,959	(74,099)
Sales or repayments (4)	(474,013)	(38,128)	(57,368)	—	(14,284)	(12,485)	(596,278)
Net discount accretion	5,526	1,546	1,726	—	—	—	8,798
Transfers into Level 3	39,618	—	—	—	5,239	—	44,857
Fair value balance as of December 31, 2016	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2016 (3)	$(71,384)	$(10,879)	$(42,199)	$6,598	$(829)	$16,959	$(101,734)

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

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the year ended December 31, 2017. Two securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the year ended December 31, 2016. These investments were transferred at fair

5. Fair Value of Financial Instruments (continued)

value as of the beginning of the quarter in which they were transferred. The classification transfers between Level 3 and Level 2 were based on the observed changes in liquidity based on information supplied by a third party pricing source, whereby such liquidity information is routinely reviewed no less frequently than monthly. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s consolidated statements of operations.
6. Related Party Transactions
CNL and certain CNL affiliates received, and KKR receives, compensation or reimbursement for advisory services and other services in connection with the performance and supervision of administrative services and investment advisory activities.
Prior to the Listing, the Company was a party to an investment advisory agreement with CNL, as amended (the “Former Investment Advisory Agreement”) for the overall management of the Company’s investment activities. Prior to the Listing, the Company and CNL had entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. CNL compensated KKR for advisory services that it provided to the Company with 50% of the base management fees and performance-based incentive fees that CNL received under the Former Investment Advisory Agreement. CNL earned a base management fee (referred to as an investment advisory fee) equal to an annual rate of 2% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets includes unrealized depreciation, appreciation and collateral posted with the custodian in connection with the TRS, and excludes deferred offering expenses. From and after April 1, 2016, the computation of gross assets also excludes cash and short-term investments. Concurrent with the Listing, the Company’s new investment advisory agreement (the “New Investment Advisory Agreement”) with KKR became effective. Under the terms of the New Investment Advisory Agreement, KKR earns a base management fee equal to an annual rate of 1.5% of the Company’s average gross assets, computed using the same method as under the Former Investment Advisory Agreement.
CNL also earned a performance-based incentive fee comprised of a subordinated incentive fee on income and an incentive fee on capital gains through the termination of the Former Investment Advisory Agreement on November 14, 2017. KKR earns similar performance-based incentive fees under the terms of the New Investment Advisory Agreement. The subordinated incentive fee on pre-incentive fee net investment income (as defined in the New Investment Advisory Agreement) is paid quarterly if earned, and is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average net assets but less than or equal to 2.1875% of average net assets, and (B) 20% of pre-incentive fee net investment income in excess of 2.1875% of average net assets.
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
Concurrently with the Listing, KKR agreed to certain waivers which may further reduce the amount of the investment advisory fees that are payable by the Company under the New Investment Advisory Agreement. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the New Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing.

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
The terms of the Former Investment Advisory Agreement entitled CNL (and indirectly KKR) to receive up to 5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisers on behalf of the Company. The Company did not record any deferred offering expenses during the year ended December 31, 2017. During the year ended December 31, 2016 the Company recorded $0.76 million in deferred offering expenses related to the Offering, or 0.6% of gross offering proceeds of the Offering for the same period.
In addition, under the terms of the New Investment Advisory Agreement (and previously under the terms of the Sub-Advisory Agreement), KKR is entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.
Prior to the Listing, the Company was a party to an administrative services agreement with CNL (the "Former Administrative Services Agreement") whereby CNL performed, and oversaw the performance of, various administrative services on behalf of the Company. Administrative services included transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s Board and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. CNL could also enter into agreements with its affiliates for the performance of select administrative services. The Company reimbursed CNL for the professional services and expenses it incurred in performing its administrative obligations on behalf of the Company. After the Listing, KKR replaced CNL as the sole investment adviser and entered into an administrative service agreement with the Company with similar terms.

Related party fees, expenses and expenses incurred on behalf of the Company during the years ended December 31, 2017, 2016 and 2015 are summarized below (in thousands):

		Year Ended December 31,
Related Party	Source Agreement & Description	2017	2016	2015
CNL Securities Corp.	Managing Dealer Agreement: Selling commissions and marketing support fees	$—	$9,649	$61,357
CNL and KKR	Former Investment Advisory Agreement: Base management fees (investment advisory fees)	72,773	82,736	70,298
KKR	New Investment Advisory Agreement: Base management fees (investment advisory fees)	7,903	—	—
CNL and KKR	Former Investment Advisory Agreement: Subordinated incentive fee on income(1)	9,780	24,123	8,733
KKR	New Investment Advisory Agreement: Subordinated incentive fee on income(1)	6,359	—	—
CNL and KKR	Investment Advisory Agreement: Offering expenses reimbursement	—	1,079	3,477
KKR	New Investment Advisory Agreement: Investment expenses reimbursement(2)	3,491	1,316	1,518
CNL	Former Administrative Services Agreement: Administrative and compliance services	1,963	2,085	1,536
KKR	New Administrative Services Agreement: Administrative and compliance services	196	—	—

(1)
Subordinated incentive fees on income are included in performance-based incentive fees in the consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, $12.63 million, $19.97 million, and $13.09 million, respectively, of subordinated incentive fees on income were paid to the Advisers. As of December 31, 2017 and 2016, a subordinated incentive fee on income of $8.42 million and $4.91 million, respectively, was payable to the Advisers.

(2)
Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs

6. Related Party Transactions (continued)

amounted to $0.71 million, $0.52 million and $0.35 million for the years ended December 31, 2017, 2016 and 2015, respectively. Prior to November 14, 2017, these expenses were reimbursed pursuant to the Sub-Advisory Agreement.
KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $10.24 million, $10.35 million and $7.61 million during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, $2.80 million and $2.04 million, respectively, of capital structuring fees were receivable from KKR.
Indemnification – The New Investment Advisory Agreement contains certain indemnification provisions in favor of KKR, its directors, officers, associated persons, and its affiliates. In addition, the Company’s articles of incorporation contain certain indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons. As of December 31, 2017, management believed that the risk of incurring any losses for such indemnification was remote.
7. Fee Income
Fee income, which is nonrecurring, consisted of the following (in thousands):

	Year Ended December 31,
Fee Income	2017	2016	2015
Capital structuring fees	$10,243	$10,352	$7,610
Break-up fees	3,970	—	—
Amendment fees	1,744	1,827	9,689
Commitment fees	143	1,223	477
Consent fees	1,729	—	—
Other	—	180	529
Total	$17,829	$13,582	$18,305
8. Distributions
The Company’s Board declared distributions for 31, 52 and 52 record dates in the years ended December 31, 2017, 2016 and 2015, respectively. Through October 2017, declared distributions were paid monthly. Beginning with the July 31, 2017 distribution, the Board began declaring distributions based on monthly, rather than weekly, record dates. On September 26, 2017, the Company announced that following the Listing, the Company currently expects that distributions will be declared and paid to shareholders of record on a quarterly basis instead of on a monthly basis. The total and the sources of declared distributions on a GAAP basis for the years ended December 31, 2017, 2016 and 2015 are presented in the tables below (in thousands, except per share amounts).

	Year Ended December 31,
	2017				2016			2015
	Per Share		Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$1.81	(1)	$244,133	100.0%	$1.81	$244,950	100.0%	$1.81	$205,044	100.0%
From net investment income	1.56		210,299	86.1	1.55	210,096	85.8	1.56	176,688	86.2
From net realized gains	—		—	—	—	—	—	0.25	28,356	13.8
Distributions in excess of net investment income	0.25		33,834	13.9	0.26	34,854	14.2	—	—	—

(1)	Includes a special cash distribution in the amount of $0.10125 per share.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. See Note 12. "Income Taxes" for a reconciliation of net increase in net assets resulting from operations to taxable income available for distributions. None of the distributions declared during the years ended December 31, 2017, 2016 and 2015 were classified as a tax basis return of capital.

9. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the years ended December 31, 2017, 2016 and 2015 ($ in thousands except share and per share amounts).

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from offering(1)	—	$—	6,365,828	$137,245	28,329,936	$679,862
Commissions and marketing support fees	—	—	—	(9,649)	—	(61,357)
Net proceeds to company	—	—	6,365,828	127,596	28,329,936	618,505
Reinvestment of distributions	4,752,882	96,994	6,159,186	124,139	4,866,789	105,363
Net proceeds from offering	4,752,882	$96,994	12,525,014	$251,735	33,196,725	$723,868
Average net proceeds per share	$20.41		$20.10		$21.81

(1)	Following the close of the Offering in October 2016, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.
In October 2016, the Company closed its Offering to new investors. As of December 31, 2017, the Company has sold or issued 148.90 million shares of common stock, including reinvestment of distributions, for total gross proceeds of $3.56 billion.
Prior to the Listing, the Company conducted quarterly tender offers pursuant to its share repurchase program. In anticipation of the Listing and the concurrent liquidity it was expected to provide, on August 10, 2017, the Company’s Board voted to terminate the Company’s share repurchase program following the completion of the Company’s tender offer, which commenced on July 17, 2017 and expired on August 21, 2017.
On November 14, 2017, the Company commenced a tender offer in connection with the Listing, or the listing tender offer, to purchase for cash up to $185 million in value of the Company's shares of common stock at a price of $20.01 per share. The listing tender offer expired on December 15, 2017. The Company accepted for purchase on a pro rata basis 9,245,377 shares of common stock, or approximately 13.9% of the shares tendered. The 9,245,377 shares of common stock accepted for purchase in the listing tender offer represented approximately 6.8% of the Company's issued and outstanding shares of common stock as of December 15, 2017.
The following table is a summary of the share repurchases completed during the years ended December 31, 2017, 2016 and 2015 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	3,383,256	1,647,860	$33,369	49%	$20.25
May 24, 2017	3,414,328	1,711,985	34,745	50%	$20.30
August 24, 2017	3,424,376	2,405,073	48,107	70%	$20.00
December 18, 2017	9,245,377	9,245,377	185,000	100%	$20.01
Total	19,467,337	15,010,295	$301,221	77%
Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2016:
January 13, 2016	2,831,600	812,024	$16,297	29%	$20.07
May 31, 2016	3,025,369	747,789	14,486	25%	$19.37
August 29, 2016	3,184,956	1,544,707	30,620	49%	$19.82
November 22, 2016	3,304,798	1,148,846	23,187	35%	$20.18
Total	12,346,723	4,253,366	$84,590	34%
Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2015:
March 2, 2015	1,971,143	246,744	$5,452	13%	$22.10
May 29, 2015	2,186,474	223,086	4,889	10%	$21.92
August 28, 2015	2,410,970	485,965	10,573	20%	$21.76
December 1, 2015	2,627,270	552,659	11,502	21%	$20.81
Total	9,195,857	1,508,454	$32,416	16%

10. Borrowings

The Company’s outstanding borrowings as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017					As of December 31, 2016
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$615,000	$615,000		$928,000	(2)	$799,000	$799,000
BNP Credit Facility(1)	—		—	—		200,000		183,000	183,000
SMBC Credit Facility(1)	300,000		110,000	110,000		200,000		102,000	102,000
JPM Credit Facility(1)	300,000		240,000	240,000		300,000		135,000	135,000
Total credit facilities	1,558,000		965,000	965,000		1,628,000		1,219,000	1,219,000
2014 Senior Secured Term Loan	385,000		385,000	382,768	(3)	389,000		389,000	385,203	(3)
2022 Notes	245,000		245,000	240,612	(4)	—		—	—
CS Facility(5)	—		—	—		23,454		23,454	23,454
Total borrowings	$2,188,000		$1,595,000	$1,588,380		$2,040,454		$1,631,454	$1,627,657

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)
Comprised of outstanding principal less the unaccreted original issue discount of $0.58 million and $0.99 million and deferring financing costs of $1.65 million and $2.81 million as of December 31, 2017 and 2016, respectively.

(4)	Comprised of outstanding principal less deferred financing costs of $4.39 million as of December 31, 2017.

(5)	Borrowings denominated in Euros.
The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2017 were 4.45% and 3.0 years, respectively, and as of December 31, 2016 were 3.22% and 3.4 years, respectively.
Senior Secured Revolving Credit Facility
In September 2013, the Company entered into a revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility (the “Amendment”) provides for loans to be made in U.S. dollars and other foreign currencies up to an aggregate amount of $958 million, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1.34 billion. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding, and provides for a guaranty by certain other subsidiaries of the Company.
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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the years ended December 31, 2017, 2016 and 2015

10. Borrowings (continued)

were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stated interest expense	$21,477	$18,724	$9,626
Unused commitment fees	1,533	869	1,413
Amortization of deferred financing costs	1,958	1,915	1,763
Total interest expense	$24,968	$21,508	$12,802
Weighted average interest rate	3.39%	2.86%	2.77%
Average borrowings	$633,627	$655,365	$347,175
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
Interest on the Tranche E Loans was charged at the rate of three-month LIBOR plus 1.85%. Interest on the Tranche F Loans was charged at the rate of three-month LIBOR plus 1.95%. CCT Funding also paid an annual commitment fee on any unused commitment amounts of 0.50%, plus an additional annual commitment fee of 1.95% on the excess, if any, of (i) 80% of the total commitment less (ii) the aggregate principal amount outstanding. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Deutsche Bank Credit Facility for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016		2015
Stated interest expense	$5,855	(1)	$3,241	(1)
Unused commitment fees	514		404
Amortization of deferred financing costs	498		309
Total interest expense	$6,867		$3,954
Weighted average interest rate	3.08%		2.20%
Average borrowings(2)	$191,791		$147,148

(1)	Stated interest expense for the year ended December 31, 2016 includes a make-whole fee of $0.24 million incurred on the Tranche E Loans commitment reduction.

(2)	Average borrowings for the Deutsche Bank Credit Facility for the year ended December 31, 2016 are calculated through the termination date of the facility, or December 28, 2016.
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
Interest on the BNP Credit Facility was charged at the rate of one month LIBOR plus 1.10% and is payable monthly. Paris Funding also paid an annual commitment fee on any unused commitment amounts of 0.40% or 0.50%, depending on utilization levels. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

10. Borrowings (continued)

	Year Ended December 31,
	2017	2016	2015
Stated interest expense	$860	$2,739	$1,616
Unused commitment fees(1)	421	126	355
Total interest expense	$1,281	$2,865	$1,971
Weighted average interest rate	1.96%	1.62%	1.33%
Average borrowings(2)	$88,816	$168,929	$121,375

(1)	Unused commitment fees for the year ended December 31, 2017 include a $0.15 million fee paid upon the termination of the BNP Credit Facility on June 30, 2017.

(2)	Average borrowings for the BNP Credit Facility for the year ended December 31, 2017 are calculated through the termination date of the facility, or June 30, 2017.
Paris Funding pledged certain of its assets as collateral to secure borrowings under the BNP Credit Facility. As of December 31, 2016, Paris Funding had investments with a fair value of $294.70 million pledged as collateral under the BNP Credit Facility. Under the terms of the BNP Credit Facility, BNP had the ability to borrow a portion of the pledged collateral (“Rehypothecated Securities”), provided that, among other things, the fair value of the borrowed collateral did not exceed the value of the loan against which the collateral was pledged and any single borrowed security did not represent the entire position of such security held by Paris Funding. Paris Funding could designate any security within the pledged collateral as ineligible to be a Rehypothecated Security, provided there were eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Paris Funding to BNP. Paris Funding could recall any Rehypothecated Security at any time and BNP was required to, to the extent commercially reasonable, return such security or equivalent security within a commercially reasonable period. In the event BNP did not return the security, Paris Funding had the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such Rehypothecated Securities against any outstanding borrowings owed to BNP under the BNP Credit Facility. Rehypothecated Securities were marked-to-market daily and if the value of all Rehypothecated Securities exceeds 100% of the outstanding borrowings owed by Paris Funding under the BNP Credit Facility, BNP could either reduce the amount of Rehypothecated Securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Paris Funding continued to receive interest and the scheduled repayment of principal balances on Rehypothecated Securities. Paris Funding could receive a fee from BNP in connection with Rehypothecated Securities meeting certain criteria. Paris Funding did not recognize any fees on Rehypothecated Securities during the years ended December 31, 2017, 2016 and 2015.
SMBC Credit Facility
CCT Tokyo Funding is party to a revolving credit facility (as amended, the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which allows CCT Tokyo Funding to borrow up to $300 million. The SMBC Credit Facility is secured by all of the assets held by CCT Tokyo Funding, including its portfolio of assets. Such pledged assets are held in a segregated custody account with Wells Fargo Bank, National Association (“Wells Fargo”). The end of the reinvestment period and the stated maturity date for the SMBC Credit Facility are December 2, 2018 and December 2, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.
Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by CCT Tokyo Funding. At the option of CCT Tokyo Funding, interest is charged at either the rate of three month LIBOR plus 1.75%, if the average advances outstanding are greater than $150 million, otherwise plus 2.00%, or the higher of the Prime Rate (as defined in the Loan and Servicing Agreement) or the Federal Funds rate plus 0.50%, plus 0.75% if the average advances outstanding are greater than $150 million, otherwise plus 1.00%. Interest is payable quarterly. Effective June 2, 2016, CCT Tokyo Funding began paying a quarterly non-usage fee of 0.35% on any unused commitment amounts if the average daily amount of the advances outstanding during a remittance period is equal to or greater than the lesser of (i) 50% of the borrowing base during the remittance period and (ii) $150 million (such lesser amount, the “Later Period Threshold Amount”). If the average daily amount of the advances outstanding during a remittance period is less than the Later Period Threshold Amount, CCT Tokyo Funding will pay a fee of 0.875% for any unused portion up to or equal to the difference of the Later Period Threshold Amount less the amount of advances outstanding in addition to the non-usage fee of 0.35% on any remaining unused portion.

10. Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stated interest expense	$2,964	$1,325	$—
Unused commitment fees	494	232	—
Amortization of deferred financing costs	589	569	40
Total interest expense	$4,047	$2,126	$40
Weighted average interest rate	3.02%	2.57%	—%
Average borrowings	$98,222	$51,475	$—
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
Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 3.00% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 1.00% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Stated interest expense	$9,163	$265
Unused commitment fees	601	104
Amortization of deferred financing costs	437	39
Total interest expense	$10,201	$408
Weighted average interest rate	4.27%	4.10%
Average borrowings(1)	$214,751	$73,182

(1)	Average borrowings for the JPM Credit Facility for the year ended December 31, 2016 are calculated since the inception of the facility, or November 29, 2016.
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

10. Borrowings (continued)

and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding.
Maturities of the 2014 Senior Secured Term Loan for each of the next two years, in aggregate, as of December 31, 2017 were as follows (in thousands):

2018	$4,000
2019	381,000
$385,000
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stated interest expense	$17,578	$16,047	$16,039
Amortization of original discount	408	398	384
Amortization of deferred financing costs	1,157	1,128	1,088
Total interest expense	$19,143	$17,573	$17,511
Weighted average interest rate	4.65%	4.21%	4.17%
Average borrowings	$387,471	$391,484	$395,477
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
The components of interest expense for the 2022 Notes for the year ended December 31, 2017 were as follows (in thousands):

Year Ended December 31,
2017
Stated interest expense	$5,308
Amortization of deferred financing costs	371
Total interest expense	$5,679
Weighted average interest rate	5.02%
Average borrowings	$209,064
In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2017, 2016 and 2015, the Company believes it was in compliance with the covenant requirements for all of its credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes.

10. Borrowings (continued)

CS Facility
On June 30, 2016, the Company entered into a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.
On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company, on a monthly basis, repurchased the Tranche B Loan from CS and subsequently resold the Tranche B Loan to CS. The final repurchase transaction occurred on June 30, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan was equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The Company recorded interest expense of $0.18 million and $0.17 million for the CS Facility for the years ended December 31, 2017 and 2016, respectively. The Company has no further obligations under the CS Facility.
11. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2017, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
Frontline Technologies Holdings, LLC	$12,140
National Debt Relief LLC	3,763
Revere Superior Holdings, Inc	23,452
Revere Superior Holdings, Inc	4,574
Safety Technology Holdings, Inc.	421
Smart Modular Technologies, Inc.	444
Smile Brands, Inc.	3,589
SouthernCarlson	6,219
Total unfunded revolvers/delayed draw loan commitments	$54,602
Unfunded term loans
Wheels Up Partners LLC	$44,768
Total unfunded term loans	$44,768
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$7,000
Rockport Group, LLC	8,046
Star Mountain SMB Multi-Manager Credit Platform, LP	17,213
Toorak Capital	15,020
Total unfunded equity commitments	$47,279

(1)	May be commitments to one or more entities affiliated with the named company.
As of December 31, 2017, the Company also has an unfunded commitment to provide $143.47 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.
As of December 31, 2017, the Company’s unfunded debt commitments have a fair value of $(0.86) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2017, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2017 and December 31, 2016.

12. Income Taxes

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax differences, both in timing and character, result in reclassifications to (i) paid-in capital in excess of par value, (ii) undistributed net investment income, (iii) accumulated net realized gains (losses) and (iv) accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation, as appropriate. As of December 31, 2017 and 2016, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2017	2016
Paid in capital in excess of par value	$(8,617)	$(5,627)
Distributions in excess of net investment income	31,901	7,172
Accumulated realized gains (losses)	(23,284)	(1,545)
As of December 31, 2017 and 2016, the components of tax basis accumulated earnings were as follows (in thousands):

	2017	2016
Undistributed ordinary income - net	$42,127	$98,473
Undistributed capital gains	—	—
Unrealized gains (losses) - net	(249,402)	(262,018)
Other temporary adjustments	(21,714)	(45,911)
Capital loss carryover	(85,435)	(41,565)
Total accumulated earnings - net	$(314,424)	$(251,021)
The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for years ended December 31, 2017, 2016 and 2015, (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net (decrease) increase in net assets resulting from operations	$174,130	$243,115	$(38,207)
Net change in unrealized (appreciation) depreciation on investments	(112,536)	1,860	232,449
Net change in unrealized appreciation on cross currency swaps	56,101	(18,554)	(7,943)
Net change in unrealized appreciation on interest rate swaps	5,099	(2,841)	(6,021)
Net change in unrealized (appreciation) depreciation on foreign currency translation	1,026	551	(1,778)
Realized losses not currently deductible	53,766	1,779	21,802
Net investment (income) loss from Taxable Subsidiaries	(365)	424	2,604
Offering expense	7,986	2,285	4,481
Taxable income from investments on non-accrual status	24,638	37,845	8,455
Income from partnerships	8,073	4,340	—
Non-deductible (taxable) tax expense (benefit)	(1,675)	5,377	2,890
Other book-tax differences	673	44	(455)
Estimated taxable income available for distributions	$216,916	$276,225	$218,277
The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017			2016			2015
Distributions Attributable to:	Amount	Percentage		Amount	Percentage		Amount	Percentage
Ordinary income	$244,133	100.0%	(1)	$244,950	100.0%	(1)	$204,646	99.8%	(1)
Realized long term capital gains	—	—		—	—		398	0.2
Total	$244,133	100.0%		$244,950	100.0%		$205,044	100.0%
Paid distributions as a percentage of taxable income available for distributions	113%			89%			94%
(1) Including short term capital gains of $– for each of the years ended December 31, 2017, 2016 and 2015.

12. Income Taxes (continued)

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the years ended December 31, 2017, 2016 and 2015, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $0.21 million, $3.31 million and $2.89 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
Federal, including excise tax	$563	$3,311	$2,890
State	95	—	—
Foreign (1)	527	1,257	555
Total current tax expense (benefit)	1,185	4,568	3,445

Deferred tax expense (benefit):
Federal	144	—	—
State	34	—	—
Foreign	(2,066)	2,066	—
Total deferred tax expense (benefit)	(1,888)	2,066	—
Total tax expense (benefit)	$(703)	$6,634	$3,445

(1)
For the years ended December 31, 2017, 2016 and 2015, $0.53 million, $1.26 million and $0.56 million, respectively, of the current foreign income tax expense represents foreign tax withholding and is recorded net against the related interest income in the consolidated statements of operations.

The significant components of the net deferred tax assets as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$4,347	$2,467
Partnership basis differences	8,842	—
Other	5,137	22
Subtotal deferred tax assets	18,326	2,489

Deferred tax liabilities:
Partnership basis differences	(1,695)	(1,319)
Other basis adjustments	—	(1,991)
Subtotal deferred tax liabilities	(1,695)	(3,310)
Net deferred tax asset (liability) before valuation allowance	16,631	(821)
Valuation allowance	(16,809)	(1,170)
Net deferred tax liability	$(178)	$(1,991)

A reconciliation of taxes computed at the statutory federal tax rate on net increase (decrease) in net assets from operations before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

12. Income Taxes (continued)

	Year Ended December 31,
	2017		2016		2015
Expected tax expense/(benefit) at federal statutory rate	$60,946	35.0%	$85,090	35.0%	$(13,373)	35.0%
Foreign tax expense	(1,539)	(0.9)	3,323	1.4	555	(1.5)
Federal income tax expense	707	0.4	—	—	—	—
State income tax expense	129	0.1	—	—	—	—
Change in tax rate	(388)	(0.2)	—	—	—	—
Change in valuation allowance	(15,638)	(9.0)	—	—	—	—
Benefit of RIC election	(45,133)	(25.9)	(85,090)	(35.0)	13,373	(35.0)
Excise tax	213	0.1	3,311	1.3	2,890	(7.5)
Total expense (benefit)	$(703)	(0.4)%	$6,634	2.7%	$3,445	(9.0)%

The Company analyzed its material tax positions and determined it has not taken any uncertain tax positions.

The Company’s capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the Company’s cumulative capital loss carryover as of December 31, 2017 of $85.44 million will not be subject to expiration.

For the year ended December 31, 2017, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2017 is estimated to be approximately $42.13 million, which will not be finalized until the 2017 tax returns are filed in 2018. For the years ended December 31, 2016 and 2015, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2017 and 2016 were approximately $98.47 million and $69.85 million, respectively.

Important Tax Information (Unaudited)

For the year ended December 31, 2017, 81.7% of net investment income distributions qualified as interest related dividends, which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

13. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of year	$20.09	$20.10	$22.03	$22.50	$21.93
Net investment income before expense support/ reimbursement(1)	1.54	1.55	1.56	1.65	1.10
Expense support/reimbursement(1)	—	—	—	—	(0.02)
Net investment income(1)	1.54	1.55	1.56	1.65	1.08
Net realized and unrealized gain (loss)(1)(2)	(0.28)	0.22	(1.77)	(0.41)	1.24
Net increase (decrease) resulting from investment operations	1.26	1.77	(0.21)	1.24	2.32
Distributions from net investment income(3)	(1.56)	(1.55)	(1.56)	(1.65)	(1.07)
Distributions from realized gains(3)	—	—	(0.25)	(0.15)	(0.60)
Distributions in excess of net investment income(3)(4)	(0.25)	(0.26)	—	—	(0.19)
Net decrease resulting from distributions to common shareholders	(1.81)	(1.81)	(1.81)	(1.80)	(1.86)
Issuance of common stock above net asset value(5)	0.01	0.03	0.09	0.09	0.11
Repurchases of common stock(6)	—	—	—	—	—
Net increase resulting from capital share transactions	0.01	0.03	0.09	0.09	0.11
Net asset value, end of period	$19.55	$20.09	$20.10	$22.03	$22.50
OPERATING PERFORMANCE PER SHARE
Total investment return-net asset value(7)	6.37%	9.40%	(0.90)%	5.90%	11.40%
Total investment return-market value(8)	(7.11)%	—	—	—	—
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,485,102	$2,759,332	$2,594,022	$2,145,821	$1,430,434
Average net assets(9)	$2,749,653	$2,698,040	$2,428,271	$1,783,121	$1,036,498
Average borrowings(9)	$1,496,641	$1,476,426	$1,011,175	$572,484	$339,271
Shares outstanding, end of period	127,131	137,352	129,080	97,392	63,566
Weighted average shares outstanding	136,716	135,330	113,265	78,842	46,447
Ratios to Average Net Assets:(8)
Total operating expenses before expense support/ reimbursement	6.82%	6.54%	5.54%	5.56%	6.61%
Total operating expenses	6.82%	6.54%	5.54%	5.56%	6.72%
Net investment income	7.65%	7.79%	7.28%	7.30%	4.82%
Portfolio turnover rate	39%	35%	26%	23%	73%
Asset coverage ratio(10)	2.56	2.54	2.61	3.27	2.96

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

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

13. Financial Highlights (continued)

(6)	The per share impact of the Company's repurchase of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

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

(8)
Total investment return-market value was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2017, adding the cash distributions per share that were declared during the period from November 14, 2017 to December 31, 2017 and dividing the total by $17.60, the closing price of the Company’s shares on the NYSE on November 14, 2017 (the first day the shares began trading on the NYSE). The Company’s performance changes over time and currently may be different than that shown above. Given the short period of time for the calculation and the special distributions declared during this period, this return may not be indicative of current or future performance.

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

14.    Significant Subsidiaries

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

After performing this analysis, the Company determined that for the year ended December 31, 2017, one of its portfolio companies, Hilding Anders, is a significant subsidiary at the 20% level and one of its portfolio companies, SCJV, is a significant subsidiary at the 10% level. None of the Company's portfolio companies are significant subsidiaries for the year ended December 31, 2016. The Company also determined that for the year ended December 31, 2015, two of its portfolio companies, Comet Aircraft S.A.R.L. (“Comet Aircraft”) and Innovating Partners, LLC ("Innovating Partners"), are significant subsidiaries at the 10% level.

Summary financial information for SCJV is presented in Note 3. "Investments". Summary financial information for the years ended December 31, 2017 and 2016 and for the period from February 20, 2015 (commencement of operations) through December 31, 2015 for Comet Aircraft, for the years ended December 31, 2017, 2016 and 2015 for Hilding Anders and for the years ended December 31, 2017 and 2016 and for the period from April 14, 2015 (commencement of operations) through December 31, 2015 for Innovating Partners have been included as follows (in thousands):

14. Significant Subsidiaries (continued)

Comet Aircraft
	As of December 31,
Balance sheet items	2017	2016
Current assets	$25,466	$40,732
Noncurrent assets	555,127	634,791
Current liabilities	64,413	62,410
Noncurrent liabilities	566,944	654,202
Equity	(50,764)	(41,089)

			For the period from February 20, 2015 (commencement of operations) through December 31, 2015
	Year Ended December 31,
Statement of operations items	2017	2016
Total revenue	$88,018	$77,428	$41,550
Total operating expense	97,641	93,892	62,174
Net operating loss	(9,623)	(16,464)	(20,624)
Income tax expense	291	58	—
Net loss	(9,914)	(16,522)	(20,624)

Hilding Anders
	As of December 31,
Balance sheet items	2017	2016
Current assets	$396,744	$346,043
Noncurrent assets	959,763	828,584
Current liabilities	307,928	283,921
Noncurrent liabilities	1,786,324	1,368,202
Equity	(737,745)	(477,496)

	Year Ended December 31,
Statement of operations items	2017	2016	2015
Total revenue	$1,122,766	$930,905	$1,065,924
Total operating expense	1,284,782	1,029,626	1,065,735
Net operating income (loss)	(162,016)	(98,721)	189
Income tax expense	25,498	12,449	17,347
Net loss	(187,514)	(111,170)	(17,158)

Innovating Partners
	As of December 31,
Balance sheet items (1)	2017	2016
Current assets	$—	$247
Noncurrent assets	—	4,902
Current liabilities	—	63
Equity	—	5,086

			For the period from April 14, 2015 (commencement of operations) through December 31, 2015
	Year Ended December 31,
Statement of operations items	2017	2016
Total revenue	$346	$1,784	$7,360
Total operating expense	127	896	729
Net operating income	219	888	6,631
Net income (loss)	1,917	(10,427)	7,473

(1)	The Company disposed of its investment in Innovating Partners on December 31, 2017.

15. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands, except per share amounts).

	Year Ended December 31, 2017	Quarter Ended
		December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$397,709	$106,794	$97,593	$100,474	$92,848
Net investment income	210,299	51,478	53,364	52,914	52,543
Net realized and unrealized gains (losses)	(36,169)	(44,311)	(8,083)	(15,952)	32,177
Net increase in net assets resulting from operations	174,130	7,167	45,281	36,962	84,720
Basic and diluted earnings per common share	1.27	0.05	0.33	0.27	0.62
Net asset value per common share at end of period	19.55	19.55	20.01	20.07	20.25

	Year Ended December 31, 2016	Quarter Ended
		December 30, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$386,468	$101,752	$97,418	$98,447	$88,851
Net investment income	210,096	53,360	53,164	52,237	51,335
Net realized and unrealized gains (losses)	33,019	(6,113)	59,052	66,700	(86,620)
Net increase (decrease) in net assets resulting from operations	243,115	47,247	112,216	118,937	(35,285)
Basic and diluted earnings (losses) per common share	1.80	0.35	0.82	0.88	(0.27)
Net asset value per common share at end of period	20.09	20.09	20.19	19.82	19.39

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

16. Subsequent Events
On January 16, 2018, CCT New York Funding entered into a second amendment to the JPM Credit Facility (the "Second Amendment"). The Second Amendment provides, among other changes, for a reduction in the unused fee from 1.00% to 0.70%, a reduction in the interest rate on advances to one-month LIBOR plus an annual spread of 2.50% and an extension of the scheduled maturity date for all amounts borrowed , and all accrued and unpaid interest thereunder, to January 16, 2021.
On February 15, 2018, Charlotte Funding, a wholly-owned subsidiary of SCJV, fully paid down and terminated the BAML Credit Agreement.
On February 26, 2018, the Company’s Board declared a distribution of $0.40219 to shareholders of record as of March 29, 2018, payable on or around April 6, 2018.
On February 26, 2018, the Company's Board declared a special distribution of $0.10125 to shareholders of record as of May 14, 2018, payable on or around May 21, 2018.
On March 12, 2018, Jersey City Funding, a wholly-owned subsidiary of SCJV, increased the aggregate loan commitment under the GS Credit Facility to $350 million.