Form 10-K/A
period 2017-12-31
Corporate Capital Trust, Inc.
filed 2018-04-20
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
As of April 18, 2018, there were 126,792,538 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

Corporate Capital Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original 10-K”). The primary purpose of this Amendment is to amend Item 15 of the Original 10-K to include the separate financial statements of Hilding Anders Holdings 3 AB ("Hilding Anders") pursuant to Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). This Amendment also amends the following disclosures in the Original 10-K related to the Rule 3-09 financial statements:

•	Item 15 to provide the audited financial statements of Hilding Anders including the independent auditor’s report by Öhrlings PricewaterhouseCoopers AB (“PWC”), Hilding Anders' independent accountants.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on March 14, 2018. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

Financial Statement Schedules - The financial statements of Hilding Anders required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this report.

Exhibits - The exhibits listed in Item 15 of the Original 10-K are incorporated by reference in this Amendment.

31.3	Certification of Chief Executive Officer (Filed herewith)
31.4	Certification of the Chief Financial Officer (Filed herewith)
32.2	Certification of the Chief Executive Officer and Chief Financial Officer (Filed herewith)
99.1	Audited Consolidated Financial Statements of Hilding Anders Holdings 3 AB for the years ended December 31, 2017, 2016 and 2015 (Filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of April 2018.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Todd C. Builione
TODD C. BUILIONE
President
(Principal Executive Officer)

By:	/s/ Thomas N. Murphy
THOMAS N. MURPHY
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Builione	Director and President (Principal Executive Officer)	April 20, 2018
Todd C. Builione

/s/ Frederick Arnold	Independent Director and Chairman of the Board	April 20, 2018
Frederick Arnold

/s/ James H. Kropp	Independent Director	April 20, 2018
James H. Kropp

/s/ Laurie Simon Hodrick	Independent Director	April 20, 2018
Laurie Simon Hodrick

/s/ Thomas N. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2018
Thomas N. Murphy

2