Form 10-Q
period 2018-03-31
Corporate Capital Trust, Inc.
filed 2018-05-15
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2017
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00827

CORPORATE CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2857503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (215) 495-1150

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of May 11, 2018 was 126,215,001.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Assets and Liabilities (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,261,086 and $3,319,093, respectively)	$3,197,051	$3,225,827
Non-controlled, affiliated investments (amortized cost of $326,007 and $298,489, respectively)	261,075	242,985
Controlled, affiliated investments (amortized cost of $555,635 and $540,609, respectively)	533,811	500,285
Total investments, at fair value (amortized cost of $4,142,728 and $4,158,191, respectively)	3,991,937	3,969,097
Cash	161,367	127,186
Cash denominated in foreign currency (cost of $5,081 and $3,724, respectively)	5,183	3,778
Restricted cash	10,383	51,181
Dividends and interest receivable	45,253	42,517
Receivable for investments sold	21,143	2,320
Principal receivable	23,059	3,389
Unrealized appreciation on swap contracts	4,806	3,763
Unrealized appreciation on foreign currency forward contracts	2,077	1,194
Receivable from advisers	707	2,802
Other assets	12,002	14,273
Total assets	4,277,917	4,221,500
Liabilities
Revolving credit facilities	982,662	965,000
Term loan payable, net	382,160	382,768
Unsecured notes payable, net	240,817	240,612
Payable for investments purchased	42,911	47,097
Unrealized depreciation on swap contracts	38,593	29,604
Unrealized depreciation on foreign currency forward contracts	4,041	3,401
Accrued performance-based incentive fees	12,373	8,418
Accrued investment advisory fees	5,296	5,214
Shareholders’ distributions payable	51,131	46,959
Deferred tax liability	1,211	178
Accrued directors' fees	21	—
Other accrued expenses and liabilities	10,797	7,147
Total liabilities	1,772,013	1,736,398
Commitments and contingencies (Note 11)
Net Assets	$2,505,904	$2,485,102
Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 127,073,684 and 127,130,589 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$127	$127
Paid-in capital in excess of par value	2,798,430	2,799,400
Undistributed net investment income	35,992	37,633
Accumulated net realized losses	(141,332)	(134,874)
Accumulated net unrealized depreciation on investments, swap contracts, foreign currency forward contracts and foreign currency translation (net of provision for taxes of $1,211 and $178, respectively)	(187,313)	(217,184)
Net assets	$2,505,904	$2,485,102
Net asset value per share	$19.72	$19.55

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $61 and $273, respectively)	$82,906	$83,735
Non-controlled, affiliated investments	1,741	—
Controlled, affiliated investments	—	—
Total interest income	84,647	83,735
Payment-in-kind interest income:
Non-controlled, non-affiliated investments	1,109	1,027
Non-controlled, affiliated investments	—	—
Controlled, affiliated investments	3,695	2,463
Total payment-in-kind interest income	4,804	3,490
Fee income:
Non-controlled, non-affiliated investments	707	2,605
Total fee income	707	2,605
Dividend and other income:
Non-controlled, non-affiliated investments	966	296
Non-controlled, affiliated investments	—	—
Controlled, affiliated investments	8,518	2,722
Total dividend and other income	9,484	3,018
Total investment income	99,642	92,848
Operating expenses
Investment advisory fees	15,215	20,771
Interest expense	19,814	14,148
Performance-based incentive fees	12,373	927
Professional services	1,262	1,046
Investment adviser expenses	193	896
Administrative services	661	840
Custodian and accounting fees	395	437
Offering expenses	—	205
Director fees and expenses	148	133
Other	444	779
Total operating expenses	50,505	40,182
Net investment income before taxes	49,137	52,666
Income tax expense (benefit), including excise tax	(353)	123
Net investment income	49,490	52,543
Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(4,948)	15,478
Controlled, affiliated investments	—	154
Swap contracts	1,624	2,316
Foreign currency forward contracts	(2,176)	555
Foreign currency transactions	(958)	(515)
Net realized gains (losses)	(6,458)	17,988

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited), continued
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$29,231	$11,340
Non-controlled, affiliated investments	(9,428)	2,171
Controlled, affiliated investments	18,500	5,688
Swap contracts	(7,946)	(1,628)
Foreign currency forward contracts	243	(2,636)
Foreign currency translation	304	(332)
Provision for taxes	(1,033)	(414)
Net change in unrealized appreciation	29,871	14,189
Net realized and unrealized gains	23,413	32,177
Net increase in net assets resulting from operations	$72,903	$84,720
Net investment income per share	$0.39	$0.38
Diluted and basic earnings per share	$0.57	$0.62
Weighted average number of shares of common stock outstanding (basic and diluted)	127,129,957	137,488,439
Distributions declared per share	$0.40	$0.45

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income	$49,490	$52,543
Net realized gains (losses) on investments, swap contracts, foreign currency forward contracts and foreign currency transactions	(6,458)	17,988
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and foreign currency translation	29,871	14,189
Net increase in net assets resulting from operations	72,903	84,720
Distributions to shareholders from
Net investment income	(49,490)	(52,543)
Net realized gains	—	(9,716)
Distributions in excess of net investment income (Note 8)	(1,641)	—
Net decrease in net assets resulting from shareholders’ distributions	(51,131)	(62,259)
Capital share transactions
Reinvestment of shareholders’ distributions	—	30,820
Repurchase of shares of common stock	(970)	(33,369)
Net increase/(decrease) in net assets resulting from capital share transactions	(970)	(2,549)
Total increase (decrease) in net assets	20,802	19,912
Net assets at beginning of period	2,485,102	2,759,332
Net assets at end of period	$2,505,904	$2,779,244
Capital share activity
Shares issued from reinvestment of distributions	—	1,510,207
Shares repurchased	(56,905)	(1,647,860)
Net increase (decrease) in shares outstanding	(56,905)	(137,653)
Undistributed net investment income at end of period	$35,992	$39,566

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net increase in net assets resulting from operations	$72,903	$84,720
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(378,080)	(254,878)
Decrease in payable for investments purchased	(4,188)	(19,884)
Payment-in-kind interest capitalized	(1,948)	(1,038)
Proceeds from sales of investments	136,221	201,198
Proceeds from principal payments	258,611	187,445
Net realized loss on investments	4,948	(15,632)
Net change in unrealized appreciation on investments	(38,303)	(19,199)
Net change in unrealized depreciation on swap contracts	7,946	1,628
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(243)	2,636
Net change in unrealized (appreciation) depreciation on foreign currency translation	(304)	332
Amortization of premium/discount, net	(4,977)	(6,136)
Amortization of deferred financing costs	1,305	1,012
Accretion of discount on term loan payable	102	99
Decrease (increase) in short-term investments, net	688	(1,496)
Increase in collateral on deposit with custodian	—	(10,000)
Decrease (increase) in dividends and interest receivable	(2,736)	4,803
Decrease (increase) in receivable for investments sold	(18,823)	41,976
Increase in principal receivable	(19,670)	(2,054)
Decrease in receivable from advisers	2,095	2,040
Decrease in other assets	1,450	386
Increase (decrease) in accrued investment advisory fees	82	(280)
Increase (decrease) in accrued performance-based incentive fees	3,955	(3,978)
Decrease in deferred tax liability	1,033	414
Increase (decrease) in other accrued expenses and liabilities	3,671	(1,745)
Net cash provided by operating activities	25,738	192,369
Financing Activities:
Payments on repurchases of shares of common stock	(970)	(33,369)
Distributions paid	(46,959)	(31,439)
Repayments under term loan payable	(1,000)	(1,000)
Borrowings under revolving credit facilities	187,941	107,500
Repayments of revolving credit facilities	(170,000)	(328,000)
Deferred financing costs paid	(10)	(33)
Net cash used in financing activities	(30,998)	(286,341)
Effect of exchange rate changes on cash	48	102
Net decrease in cash	(5,212)	(93,870)
Cash, cash denominated in foreign currency and restricted cash, beginning of period	182,145	146,613
Cash, cash denominated in foreign currency and restricted cash, end of period	$176,933	$52,743
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$10,596	$12,499
Taxes paid, including excise tax	$1,400	$3,500
Distributions reinvested	$—	$30,820
Distributions payable	$51,131	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loan—61.4%
Abaco Systems, Inc.	(f)(g)(p)(2)	Capital Goods	L + 600	1.00%	12/7/2021	$64,849	$62,876	$62,968
ABB CONCISE Optical Group, LLC	(3)	Retailing	L + 500	1.00%	6/15/2023	13,162	13,193	13,236
Accuride Corp.	(p)(2)	Capital Goods	L + 525	1.00%	11/17/2023	18,241	17,910	18,491
Acosta Holdco, Inc.	(3)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	18,885	17,188	15,889
Advantage Sales & Marketing, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	7/23/2021	5,080	4,894	4,987
Agro Merchants Global, LP	(2)	Transportation	L + 375	1.00%	12/6/2024	701	698	708
Alion Science & Technology Corp.	(3)	Capital Goods	L + 450	1.00%	8/19/2021	2,716	2,714	2,723
AltEn, LLC	(f)(h)(i)(j)(4)	Energy	L + 900 PIK (L + 900 Max PIK)		9/12/2018	41,576	29,836	2,190
AM General, LLC	(f)(g)(p)(3)	Automobiles & Components	L + 725	1.00%	12/28/2021	85,171	84,164	86,948
Amtek Global Technology Pte, Ltd. (SGP)	(f)(k)(l)(EUR)	Automobiles & Components	5.00%		11/10/2019	€82,055	91,223	100,965
BakerCorp International, Inc.	(2)	Capital Goods	L + 300	1.25%	2/7/2020	$2,166	2,129	2,140
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022	5,522	5,509	5,610
Berner Food & Beverage, LLC	(f)(g)(p)(6)	Food & Staples Retailing	L + 675	1.00%	2/2/2023	56,395	55,845	55,200

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Blackhawk Mining LLC	(f)	Energy	10.50%		2/26/2022	$3,684	$3,593	$3,546
Brand Energy & Infrastructure Services, Inc.	(2)	Capital Goods	L + 425	1.00%	6/21/2024	£9,975	10,096	10,075
Bugaboo International BV (NLD)	(f)(h)(k)(l)(EUR)	Consumer Durables & Apparel	7.70% PIK (7.70% Max PIK)		3/20/2025	$25,120	29,844	29,981
Charlotte Russe, Inc.	(f)(j)	Retailing	8.50%		2/2/2023	9,476	9,500	9,476
Commercial Barge Line Co.	(3)	Transportation	L + 875	1.00%	11/12/2020	7,399	6,528	4,435
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,575	3,424
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	28,170	23,493	26,057
Eacom Timber Corp. (CAN)	(f)(k)(l)(2)	Materials	L + 650	1.00%	11/30/2023	22,919	22,700	23,019
EagleView Technology Corp.	(p)(2)	Capital Goods	L + 350		7/15/2022	6,825	6,765	6,896
FleetPride Corp.	(2)	Capital Goods	L + 400	1.25%	11/19/2019	8,088	8,079	8,068
	(3)		L + 400	1.25%	11/19/2022	2,683	2,644	2,626
Frontline Technologies Group, LLC	(f)(g)(p)(3)	Software & Services	L + 650	1.00%	9/18/2023	61,604	60,603	61,604
Greystone & Co, Inc.	(f)(g)(6)	Diversified Financials	L + 800	1.00%	4/17/2024	37,781	37,441	39,099
Hunt Mortgage	(f)(g)(3)	Diversified Financials	L + 750	1.00%	2/14/2023	60,619	59,822	60,856
ID Verde (FRA)	(f)(k)(l)(5)(EUR)	Commercial & Professional Services	E + 700		3/29/2025	€15,864	18,937	18,768
	(f)(k)(l)(2)(GBP)		L + 725		3/29/2025	£5,804	7,898	7,898

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
JHT Holdings, Inc.	(f)(g)(p)(3)	Capital Goods	L + 850	1.00%	5/4/2022	$27,909	$27,507	$29,305
Jo-Ann Stores, Inc.	(2)	Retailing	L + 500	1.00%	10/20/2023	16,016	15,870	15,966
KeyPoint Government Solutions, Inc.	(f)(p)(2)	Capital Goods	L + 600	1.00%	4/18/2024	14,250	14,122	14,392
Koosharem, LLC	(g)(3)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,777	20,591	20,650
Matchesfashion, Ltd. (GBR)	(f)(g)(k)(l)(2)	Consumer Durables & Apparel	L + 462.50		10/16/2024	12,688	11,784	12,073
McGraw-Hill Global Education Holdings, LLC	(3)	Media	L + 400	1.00%	5/4/2022	14,732	14,767	14,585
National Debt Relief, LLC	(f)(g)(p)(2)	Diversified Financials	L + 675	1.00%	5/31/2023	22,397	22,329	22,508
	(f)(g)(2)		L + 675	1.00%	5/31/2023	3,763	3,747	3,835
NBG Home	(p)(2)	Consumer Durables & Apparel	L + 550	1.00%	4/26/2024	25,675	25,201	25,771
NCI, Inc.	(f)(g)(p)(2)	Software & Services	L + 750	1.00%	8/15/2024	84,132	83,153	84,537
Nine West Holdings, Inc.	(2)	Consumer Durables & Apparel	L + 375	1.00%	10/8/2019	16,195	15,569	15,086
Onvoy, LLC	(2)	Telecommunication Services	L + 450	1.00%	2/10/2024	1,147	1,108	1,110
P2 Energy Solutions, Inc.	(l)(2)	Software & Services	L + 400	1.00%	10/30/2020	2,971	2,915	2,933

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 750	1.00%	4/21/2022	$72,404	$71,760	$70,033
PAE Holding Corp.	(6)	Capital Goods	L + 550	1.00%	10/20/2022	3,211	3,204	3,235
Payless, Inc.	(f)(3)	Retailing	L + 870	1.00%	8/10/2022	7,500	7,340	7,431
Petroplex Acidizing, Inc.	(f)(h)(2)	Energy	L + 725, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,651	22,651	22,188
	(f)(h)(i)		15% PIK (15.00% Max PIK)		12/5/2019	21,377	13,809	6,242
Proserv Acquisition, LLC	(f)(l)(9)	Energy	E + 900		5/31/2018	1,393	1,353	1,351
	(f)(i)(l)(4)		L + 537.5	1.00%	12/22/2021	26,758	21,139	13,469
Proserv Acquisition, LLC (GBR)	(f)(i)(k)(l)(4)	Energy	L + 537.5	1.00%	12/22/2021	15,706	12,407	7,906
Qdoba Restaurant Corp.	(3)	Consumer Services	L + 700	1.00%	3/21/2025	13,000	12,740	13,098
Raley's	(p)(3)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	10,909	10,654	11,031
RedPrairie Corp.	(3)	Software & Services	L + 300	1.00%	10/12/2023	9,618	9,717	9,688
Revere Superior Holdings, Inc.	(f)(2)	Software & Services	L + 675	1.00%	11/21/2022	14,188	14,052	14,241
	(f)(g)(p)(2)		L + 675	1.00%	11/21/2022	65,495	64,880	65,642
	(f)(g)(p)(2)		L + 675	1.00%	11/21/2022	2,345	2,301	2,350
	(f)(2)		L + 675	1.00%	11/21/2022	471	375	3

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Savers, Inc.	(2)	Retailing	L + 375	1.25%	7/9/2019	$11,154	$10,668	$10,755
Sequa Corp.	(2)	Materials	L + 500	1.00%	11/28/2021	19,520	19,682	19,805
SIRVA Worldwide, Inc.	(p)(2)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	21,843	21,392	22,062
Smile Brands Group, Inc.	(f)(p)(2)	Health Care Equipment & Services	L + 625	1.00%	8/15/2022	12,313	12,193	12,616
Sweet Harvest Foods Management Co	(f)(g)(p)(2)	Food & Staples Retailing	L + 675	1.00%	5/30/2023	26,953	26,832	27,223
Team Health, Inc.	(3)	Health Care Equipment & Services	L + 275	1.00%	2/6/2024	12,412	12,016	11,900
ThreeSixty Group	(f)(g)(p)(3)	Retailing	L + 700	1.00%	3/1/2023	51,775	51,110	51,171
Transplace	(3)	Transportation	L + 425	1.00%	10/9/2024	4,490	4,547	4,521
Utility One Source, LP	(3)	Capital Goods	L + 550	1.00%	4/18/2023	9,681	9,596	9,971
Vee Pak, Inc.	(f)(g)(p)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023	39,600	39,091	37,677
Wheels Up Partners, LLC	(f)(2)	Transportation	L + 855	1.00%	1/26/2021	14,835	14,771	14,805
	(f)(2)		L + 855	1.00%	8/26/2021	7,426	7,400	7,413
	(f)(2)		L + 710	1.00%	6/30/2024	23,753	23,633	23,758
	(f)(2)		L + 710	1.00%	11/1/2024	9,725	9,665	9,729
	(f)(2)		L + 710	1.00%	12/21/2024	4,974	4,926	4,976
	(f)(2)		L + 710	1.00%	12/21/2024	14,923	14,774	14,774

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Willbros Group, Inc.	(f)(i)(4)	Energy	L + 1175	1.25%	12/15/2019	$4,164	$4,164	$3,883
	(f)(g)(i)(4)		L + 975	1.25%	12/15/2019	25,599	25,599	23,873
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 550	1.00%	9/29/2023	2,626	2,644	2,667
Z Gallerie, LLC.	(f)(p)(6)	Retailing	L + 650	1.00%	10/8/2020	31,621	31,439	27,465
Total First Lien Senior Secured Loans							$1,572,884	$1,539,586
Second Lien Senior Secured Loan—38.9%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,439	$59,442
Access CIG, LLC	(2)	Software & Services	L + 775		2/13/2026	249	247	253
Agro Merchants Global LP (CYM)	(f)(k)(3)	Transportation	L + 800	1.00%	11/30/2025	20,000	19,513	19,758
Albany Molecular Research, Inc.	(3)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	8,265	8,320	8,337
Amtek Global Technology Pte. Ltd (SGP)	(f)(k)(l)*(EUR)	Automobiles & Components			11/10/2019	€59,281	55,225	40,921
Belk, Inc	(f)(g)	Retailing	10.50%		6/12/2023	$99,615	98,061	89,022
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,048	17,646
Culligan International Co.	(f)(3)	Household & Personal Products	L + 850	1.00%	12/13/2024	65,984	65,320	66,578
Direct ChassisLink, Inc.	(3)	Transportation	L + 600		6/15/2023	1,315	1,347	1,339
EaglePicher Technologies, LLC	(3)	Capital Goods	L + 725		3/9/2026	2,970	2,948	3,000

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Emerald Performance Materials, LLC	(3)	Materials	L + 775	1.00%	8/1/2022	$2,041	$2,035	$2,045
Excelitas Technologies Corp.	(8)	Technology Hardware & Equipment	L + 750	1.00%	12/1/2025	5,353	5,439	5,450
Genoa, a QoL Healthcare Co., LLC	(3)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,686	10,991
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	15,346	15,008	15,499
Higginbotham Insurance Agency, Inc.	(f)(3)	Insurance	L + 725	1.00%	12/19/2025	18,696	18,513	18,641
Invictus	(3)	Materials	L + 675		2/13/2026	3,371	3,414	3,431
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	21,868	21,755	21,431
MedAssets, Inc.	(f)(g)(3)	Health Care Equipment & Services	L + 975	1.00%	4/20/2023	63,000	61,480	63,945
Misys, Ltd. (GBR)	(k)(l)(2)	Software & Services	L + 725	1.00%	6/13/2025	8,403	8,345	8,345
NBG Home	(f)(2)	Consumer Durables & Apparel	L + 975	1.00%	9/30/2024	34,205	33,732	34,507
NEP Group, Inc.	(3)	Media	L + 700	1.00%	1/23/2023	5,955	6,000	6,007
P2 Energy Solutions, Inc.	(l)(2)	Software & Services	L + 800	1.00%	4/30/2021	71,312	70,244	66,974
Petrochoice Holdings, Inc.	(f)(g)(2)	Capital Goods	L + 875	1.00%	8/21/2023	65,000	63,507	63,397
Plaskolite, LLC	(f)(2)	Materials	L + 900	1.00%	11/3/2023	33,543	32,729	33,879
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	29,376	28,789	30,257
Sequa Corp.	(2)	Materials	L + 900	1.00%	4/28/2022	20,976	20,789	21,351
Sparta Systems, Inc.	(f)(g)(2)	Software & Services	L + 825	1.00%	7/27/2025	35,062	34,566	35,453
Sungard Public Sector, LLC	(f)(g)(3)	Software & Services	L + 850	1.00%	1/31/2025	16,109	15,965	16,190
Vencore, Inc.	(3)	Capital Goods	L + 875	1.00%	5/23/2020	57,673	57,167	58,286

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Vertafore, Inc.	(f)(3)	Software & Services	L + 900	1.00%	6/30/2024	$81,500	$79,515	$82,129
Vestcom International, Inc.	(f)(3)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,287	58,580
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 900	1.00%	9/30/2024	11,226	11,160	11,450
Total Second Lien Senior Secured Loans							$994,593	$974,534
Other Senior Secured Debt—7.8%
Allegheny Technologies, Inc.		Materials	7.88%		8/15/2023	$2,495	$2,709	$2,713
Angelica Corp.	(f)(h)	Health Care Equipment & Services	10.00%		12/30/2022	35,943	35,320	35,943
Artesyn Technologies, Inc.	(m)	Technology Hardware & Equipment	9.75%		10/15/2020	20,962	20,498	20,438
Avantor, Inc.	(m)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%		10/1/2024	10,250	10,418	10,199
Boyne USA, Inc.	(m)	Consumer Services	7.25%		5/1/2025	1,640	1,640	1,683
Cleaver-Brooks Inc	(m)	Capital Goods	7.88%		3/1/2023	14,542	14,918	15,106
Cornerstone Chemical Co.	(m)	Materials	6.75%		8/15/2024	9,131	9,237	9,083
Direct ChassisLink, Inc.	(m)	Transportation	10.00%		6/15/2023	14,975	15,965	16,210
DJO Finance, LLC	(m)	Health Care Equipment & Services	8.13%		6/15/2021	18,590	17,563	18,636
Genesys Telecommunications Laboratories, Inc.	(m)	Technology Hardware & Equipment	10.00%		11/30/2024	18,863	20,968	20,938
Kratos Defense & Security Solutions, Inc.	(m)	Capital Goods	6.50%		11/30/2025	1,500	1,593	1,553

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Maxim Crane Works LP / Maxim Finance Corp.	(m)	Capital Goods	10.13%		8/1/2024	$899	$1,002	$996
Pattonair Holdings, Ltd.	(m)	Capital Goods	9.00%		11/1/2022	8,350	8,512	8,705
Ply Gem Holdings, Inc.	(m)	Capital Goods	8.00%		4/15/2026	3,281	3,281	3,281
Rockport (Relay)	(f)(h)(i)(j)	Consumer Durables & Apparel	15.00%		7/31/2022	38,126	34,240	17,735
Vivint, Inc.		Commercial & Professional Services	7.63%		9/1/2023	10,925	11,456	11,307
Total Other Senior Secured Debt							$209,320	$194,526
Total Senior Debt							$2,776,797	$2,708,646
Subordinated Debt—16.3%
Alion Science & Technology Corp.	(f)(g)(m)	Capital Goods	11.00%		8/19/2022	$68,603	$67,854	$66,220
Cemex Materials, LLC	(m)	Materials	7.70%		7/21/2025	58,454	61,577	67,026
Cengage Learning, Inc.	(m)	Media	9.50%		6/15/2024	15,000	13,592	11,512
ClubCorp Club Operations, Inc.	(m)	Consumer Services	8.50%		9/15/2025	23,366	23,093	22,607
Exemplis Corp.	(f)(h)(3)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	10,371	10,371	10,371
Hilding Anders (SWE)	(f)(h)(k)(l)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€99,748	109,337	95,399
	(f)(h)(i)(k)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	3,026	507	1,311
	(f)(h)(i)(k)(l)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	17
	(f)(h)(i)(k)(l)(n)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	41,136	12,850	17,816

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Home Partners of America, Inc.	(f)(j)(3)	Real Estate	L + 700	1.00%	10/8/2022	$75,000	$73,798	$76,500
JC Penney Corp., Inc	(l)	Retailing	8.13%		10/1/2019	53	55	56
Kenan Advantage Group, Inc.	(m)	Transportation	7.88%		7/31/2023	5,106	5,132	5,234
Surgery Center Holdings, Inc.	(m)	Health Care Equipment & Services	6.75%		7/1/2025	8,829	8,424	8,564
Team Health, Inc.	(m)	Health Care Equipment & Services	6.38%		2/1/2025	1,949	1,765	1,671
Vertiv Group Corp.	(m)	Technology Hardware & Equipment	9.25%		10/15/2024	22,713	22,923	23,735
Total Subordinated Debt							$412,217	$408,039
Asset Based Finance—15.3%
AMPLIT JV LP, Limited Partnership Interest	(f)(l)*	Diversified Financials				N/A	$7,137	$1,974
Bank of Ireland (IRL)	(f)(k)(l)(m)*(2)	Banks	L + 1185		12/4/2027	$15,105	15,105	15,173
Central Park Leasing Aggregator, L.P. (LUX), Partnership Interest	(f)(k)(l)	Capital Goods				N/A	64,177	74,411
Comet Aircraft SARL (LUX), Common Shares	(f)(k)(l)(n)	Capital Goods				549,451	48,636	34,535
KKR Zeno Aggregator, LP (IRL)	(f)(k)(l)*	Capital Goods				8,612	8,612	8,612
LSF IX Java Investments Ltd. (IRL)	(f)(k)(l)*(9)(EUR)	Diversified Financials	E + 365		12/3/2019	€56,406	55,936	67,842

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Montgomery Credit Holdings, LP, Membership Interest	(f)(l)*	Diversified Financials				N/A	$18,357	$18,798
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(j)(k)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(j)(k)(l)(o)*	Transportation				58,920	57,963	26,782
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(l)	Diversified Financials				N/A	57,368	67,120
Toorak Capital Partners, LLC, Membership Interest	(f)(l)(n)	Diversified Financials				N/A	56,467	66,042
	(f)(l)(n)*(GBP)					N/A	2,726	2,717
Total Asset Based Finance							$395,553	$384,006
Strategic Credit Opportunities Partners, LLC—12.1%
Strategic Credit Opportunities Partners, LLC	(f)(l)(n)	Diversified Financials				294,028	$294,028	$303,102
Strategic Credit Opportunities Partners, LLC							$294,028	$303,102
Equity/Other—7.5%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	$7,350	$5,403
AltEn, LLC, Membership Units	(f)(j)*	Energy				2,384	2,955	—
Amtek Global Technology Pte. Ltd (SGP), Warrants	(f)(k)(l)*(EUR)	Automobiles & Components			12/31/2018	9,991	4,785	—
Angelica Corp., Limited Partnership Interest	(f)*	Health Care Equipment & Services				877,044	47,562	8,371

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Belk, Inc., Units	(f)*	Retailing				1,642	$7,846	$5,180
Cengage Learning Holdings II, LP, Common Stock	(f)*	Media				227,802	7,529	3,664
Charlotte Russe, Inc., Common Stock	(f)(j)*	Retailing				22,575	12,478	376
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories, Inc., Class A1-A5 shares	(f)*	Technology Hardware & Equipment				3,463,150	120	704
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*	Technology Hardware & Equipment				41,339	—	—
	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*	Technology Hardware & Equipment				1,050,465	—	—
Hilding Anders (SWE), Arle PIK Interest	(f)(h)(i)(k)(l)(n)*(EUR)	Consumer Durables & Apparel			12/31/2022	€3,834	—	—
Hilding Anders (SWE), Class A Common Stock	(f)(k)(l)(n)*(SEK)	Consumer Durables & Apparel				4,503,411	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(k)(l)(n)*(SEK)	Consumer Durables & Apparel				574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(k)(l)(n)*(EUR)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(k)(l)(n)*(SEK)	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	6,315
Home Partners of America, Inc., Common Stock	(f)(j)*	Real Estate				100,044	101,876	127,038
Home Partners of America, Inc., Warrants	(f)(j)*	Real Estate			8/7/2024	2,675	292	977
Jones Apparel Holdings, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	872	—
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(f)(k)(l)*(AUD)	Consumer Services				N/A	7,945	1,975
See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(l)(n)*	Diversified Financials				N/A	$15,000	$6,557
Louisiana-Pacific Corp, Lien Reserve Claim, Lien Reserve Claim	(f)*	Materials			9/15/2024	380,162	—	380
NBG Home, Common Stock	(f)*	Consumer Durables & Apparel				1903	2,565	2,523
Nine West Holdings, Inc., Common Stock	(f)	Consumer Durables & Apparel				5,451	6,541	—
Petroplex Acidizing, Inc., Warrants	(f)*	Energy			12/29/2026	8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	3,597
PQ Corp., Class B Common Stock	*	Materials				270,885	3,337	3,784
Rockport (Relay), Class A Unit	(f)(j)*	Consumer Durables & Apparel				219,349	—	—
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(k)(l)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(k)(l)*(GBP)	Insurance				6,113,719	9,064	9,564
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	—
Towergate (GBR), Ordinary Shares	(f)(k)(l)*(GBP)	Insurance				116,814	173	183
Willbros Group, Inc., Common Stock	*	Energy				2,810,814	7,760	1,553
Total Equity/Other							$264,133	$188,144
TOTAL INVESTMENTS — 159.3%(q)							$4,142,728	$3,991,937
LIABILITIES IN EXCESS OF OTHER ASSETS—(59.3%)								$(1,486,033)
NET ASSETS—100.0%								$2,505,904

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)
A summary of outstanding financial instruments at March 31, 2018 is as follows:
Foreign Currency forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2018	Unrealized Appreciation (Depreciation)
AUD	April 9, 2018	JP Morgan Chase Bank	A$	2,536 Sold	$1,984	$1,948	$36
CAD	September 11, 2018	State Street Bank and Trust Company	C$	22,837 Bought	(17,526)	(17,779)	253
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	27,753	1,575
EUR	May 31, 2018	JP Morgan Chase Bank		€84,000 Sold	103,284	103,778	(494)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	28,503	(2,205)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,210	(853)
GBP	April 9, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,589)	(13,802)	213
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,834	(489)
Total					$147,481	$149,445	$(1,964)
Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$—	$(32,969)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	—	(4,838)
				$—	$(37,807)
Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,290	$3,290
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,516	1,516
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	(786)	(786)
					$—	$4,020	$4,020
As of March 31, 2018, for the above contracts and/or agreements, the Company had sufficient cash and/or securities to cover the commitments or the collateral requirements, if any, of the relevant broker or exchange.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)
Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Represents maturity of debt securities and expiration of applicable equity investments.

(d)	Denominated in U.S. dollars unless otherwise noted.

(e)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(f)	Investments classified as Level 3 for which fair value was determined by the Company’s Board of Directors (see Note 2).

(g)
Security or portion thereof was held within CCT New York Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of March 31, 2018.

(h)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(i)	Investment was on non-accrual status as of March 31, 2018.

(j)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2018 represented 10.4% of the Company’s net assets. Fair value as of March 31, 2018 and December 31, 2017 along with transactions during the three months ended March 31, 2018 in these affiliated investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	4,253	—	—	(2,062)	2,191	—	—	—	—
Home Partners of America, Inc.
Surbordinated Debt	76,500	54	—	(54)	76,500	—	1,611	—	—
Common Stock	122,652	—	—	4,386	127,038	—	—	—	—
Warrants	805	—	—	172	977	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	21,009	1	—	5,772	26,782	—	—	—	—
Rockport Company LLC
Term Loan	17,766	5,485	—	(5,516)	17,735	—	—	—	—
Class A Units	—	—	—	—	—	—	—	—	—
Charlotte Russe, Inc.
Term Loan	—	9,500	—	(24)	9,476	—	130	—	—
Common Stock	—	12,478	—	(12,102)	376	—	—	—	—
Totals	$242,985	$27,518	$—	$(9,428)	$261,075	$—	$1,741	$—	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

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

(l)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.1% of the Company’s total assets represented qualifying assets as of March 31, 2018.

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

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

(n)
Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at March 31, 2018 represented 21.3% of the Company’s net assets. Fair value as of March 31, 2018 and December 31, 2017 along with transactions during the three months ended March 31, 2018 in these controlled investments were as follows (amounts in thousands):

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$35,760	$—	$(56)	$(1,169)	$34,535	$—	$—	$—	$902
Hilding Anders
Subordinated Debt	104,554	29	—	9,960	114,543	—	3,695	—	—
Class A Common Stock	3	—	—	(3)	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	409	—	—	5,906	6,315	—	—	—	—
KKR BPT Holdings Aggregator, LLC	5,376	2,000	—	(819)	6,557	—	—	—	—
Strategic Credit Opportunities Partners, LLC	300,652	—	—	2,450	303,102	—	—	—	6,786
Toorak Capital Partners, LLC	53,531	13,053	—	2,175	68,759	—	—	—	830
Totals	$500,285	$15,082	$(56)	$18,500	$533,811	$—	$3,695	$—	$8,518

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

(p)
Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation as of March 31, 2018.

(q)
As of March 31, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $141,574; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $292,365; the net unrealized depreciation was $150,791; and the aggregate cost of securities for Federal income tax purposes was $4,142,728.

*	Non-income producing security.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

(1)	Not used.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2018 was 2.31%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(3)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2018 was 1.88%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(4)
The interest rate on these investments is subject to a base rate of 12-Month LIBOR, which at March 31, 2018 was 2.66%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(5)
The interest rate on these investments is subject to a base rate of 3-month EURIBOR, which at March 31, 2018 was (0.33%). The current base rate for each investment may be different from the reference rate on March 31, 2018.

(6)
The interest rate on these investments is subject to a base rate of 2-month LIBOR, which at March 31, 2018 was 2.00%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(7)
The interest rate on these investments is subject to a base rate of 6-month EURIBOR, which at March 31, 2018 was (0.27%). The current base rate for each investment may be different from the reference rate on March 31, 2018.

(8)
The interest rate on these investments is subject to a base rate of 6-month LIBOR, which at March 31, 2018 was 2.45%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(9)
The interest rate on these investments is subject to a base rate of 1-month EURIBOR, which at March 31, 2018 was (0.37%). The current base rate for each investment may be different from the reference rate on March 31, 2018.

Abbreviations:
AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.768 as of March 31, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.230 as of March 31, 2018.
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.403 as of March 31, 2018.
SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.120 as of March 31, 2018.
AUS - Australia
CAN - Canada
CYM - Cayman Islands
FRA - France
GBR - United Kingdom
IRL - Ireland
JEY - Jersey
LUX - Luxembourg
NLD - Netherland
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

CORPORATE CAPITAL TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1. Principal Business and Organization
Corporate Capital Trust, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 9, 2010. The Company is a non-diversified closed-end management investment company and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its adviser. The Company commenced business operations on June 17, 2011 and investment operations on July 1, 2011. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.
Through November 2017, the Company was externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and together with CNL, the “Former Advisers”), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. Both KKR and the Former Advisers are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provided the administrative services necessary for the Company to operate. On November 14, 2017, shares of the Company’s common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became the sole investment adviser of the Company. See Note 14. "Subsequent Events" for additional information about the Company's investment adviser
As of March 31, 2018 the Company had various wholly owned subsidiaries including, among others, (i) Paris Funding LLC (“Paris Funding”), CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (formerly CCT SE I LLC, “CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies, (ii) Halifax Funding LLC (“Halifax Funding”), a special purpose financing subsidiary organized to enter into total return swaps (“TRS”) and (iii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC (collectively, the “Taxable Subsidiaries”), wholly-owned subsidiaries which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.
2. Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
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

2. Significant Accounting Policies (continued)

and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it will include the accounts of the VIE in its condensed consolidated financial statements.
The Company does not consolidate its equity interest in Strategic Credit Opportunities Partners, LLC, a joint venture with Conway Capital ("Conway"), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company (“SCJV”). For a further description of the Company’s investment in SCJV, see Note 3. “Investments”.
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
Level 3 – Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are illiquid corporate bonds and loans, unlisted common and preferred stock investments, and equity options that lack observable market pricing.
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of directors (the "Board") is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and

2. Significant Accounting Policies (continued)

procedures approved by the Board, based on, among other things, the input of the Company’s investment adviser and management, its audit committee, and independent third-party valuation firms.
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
The Company and its investment adviser undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments the market prices of which are not readily available, as described below:

•
Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm (external valuation), which provides a valuation range and/or by KKR (internal valuation).

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

•
The Board then discusses the investment valuation recommendations with KKR and the Company's independent third party valuation firm and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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

2. Significant Accounting Policies (continued)

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
Derivative Instruments – The Company’s derivative instruments include foreign currency forward contracts, cross currency swaps and interest rate swaps and, until June 30, 2017, included the TRS. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the

2. Significant Accounting Policies (continued)

Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed consolidated statements of operations. TRS unrealized appreciation (depreciation) was composed of accrued interest income, net of accrued TRS financing charges owed, and the overall change in fair value of the TRS assets. Realized gains and losses that occurred upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed condensed consolidated statements of operations. TRS realized gains and losses are composed of realized gains or losses on the TRS assets and the net interest and fees received or paid on the quarterly TRS settlement date.
Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facilities and term loan are deferred and amortized over the life of the related financing instrument using either the effective interest method or straight-line method. The amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations.
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
Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to KKR pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capitalized gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, for GAAP purposes, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to KKR if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though KKR is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. See also Note 14. "Subsequent Events" for more information about the Company's investment advisory agreement.
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
The Taxable Subsidiaries hold certain of the Company’s portfolio investments. The Taxable Subsidiaries are consolidated for GAAP reporting purposes, and the portfolio investments held by such entities are included in the condensed consolidated financial statements. The Taxable Subsidiaries may generate income tax expense, or benefit, and related tax assets and liabilities. As a result, any such income tax expense, or benefit, and the related tax assets and liabilities are recorded in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Similarly, certain foreign investments, which may be held outside of the Taxable Subsidiaries, might incur foreign income taxes and have deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Reclassifications – Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. The Company has separately presented investment adviser expenses in the condensed consolidated statements of operations. This expense was previously included with other operating expenses and has been reclassified for the prior period.
On October 31, 2017, in anticipation of the Listing, the Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a 1-for-2.25 reverse stock split of the Company’s shares of common stock. As a result of the reverse stock split, every 2.25 shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock. In connection with the reverse stock split, the Company eliminated all outstanding fractional shares by rounding up the numbers of fractional shares held by each of the Company’s shareholders to the nearest whole number of shares as of November 3, 2017. The reverse stock split did not

2. Significant Accounting Policies (continued)

modify the rights or preferences of the Company’s common stock. All prior year share amounts have been reclassified to reflect the reverse stock split. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the reverse stock split is as follows:

Three Months Ended March 31, 2017
Weighted average number of shares of common stock outstanding (as reported)	309,348,988
Weighted average number of shares of common stock outstanding (pro-forma)	137,488,439
Net investment income per share (as reported)	$0.17
Net investment income per share (pro-forma)	$0.38
Diluted and basic earnings per share (as reported)	$0.27
Diluted and basic earnings per share (pro-forma)	$0.62
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU and the related amendments on January 1, 2018 and the adoption did not materially impact the Company's financial statements.
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
As of March 31, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following (in thousands):

	As of March 31, 2018
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,572,884	$1,539,586	38.6%	61.4%
Second Lien Senior Secured Loans	994,593	974,534	24.4	38.9
Other Senior Secured Debt	209,320	194,526	4.9	7.8
Total Senior Debt	2,776,797	2,708,646	67.9	108.1
Subordinated Debt	412,217	408,039	10.2	16.3
Asset Based Finance	395,553	384,006	9.6	15.3
Strategic Credit Opportunities Partners, LLC	294,028	303,102	7.6	12.1
Equity/Other	264,133	188,144	4.7	7.5
Total Investments	$4,142,728	$3,991,937	100.0%	159.3%

3. Investments (continued)

	As of December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,712,750	$1,672,178	42.1%	67.3%
Second Lien Senior Secured Loans	978,764	943,753	23.8	38.0
Other Senior Secured Debt	148,754	141,302	3.6	5.7
Total Senior Debt	2,840,268	2,757,233	69.5	111.0
Subordinated Debt	393,053	381,677	9.6	15.4
Asset Based Finance	372,035	346,507	8.7	13.9
Strategic Credit Opportunities Partners, LLC	294,028	300,652	7.6	12.1
Equity/Other	258,119	182,340	4.6	7.3
Subtotal	4,157,503	3,968,409	100.0%	159.7
Short Term Investments	688	688		—
Total Investments	$4,158,191	$3,969,097		159.7%
As of March 31, 2018, debt investments on non-accrual status represented 3.8% and 2.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2017, debt investments on non-accrual status represented 2.9% and 1.2% of total investments on an amortized cost basis and fair value basis, respectively.
The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of March 31, 2018 and December 31, 2017 were as follows:

3. Investments (continued)

Industry Compositions	March 31, 2018	December 31, 2017
Capital Goods	14.7%	19.3%
Software & Services	11.8	11.4
Diversified Financials	10.7	10.0
SCJV	7.6	7.6
Consumer Durables & Apparel	7.3	6.3
Retailing	6.4	6.7
Automobiles & Components	5.7	5.8
Real Estate	5.1	5.0
Materials	4.7	5.5
Health Care Equipment & Services	4.3	3.6
Transportation	3.9	3.2
Commercial & Professional Services	2.8	2.9
Food & Staples Retailing	2.7	1.3
Household and Personal Products	2.6	2.6
Consumer Services	2.6	2.0
Energy	2.2	2.1
Technology Hardware & Equipment	1.8	1.4
Media	1.0	1.2
Insurance	0.7	0.7
Food, Beverage & Tobacco	0.5	0.5
Pharmaceuticals, Biotechnology & Life Sciences	0.5	—
Banks	0.4	0.4
Semiconductors & Semiconductor Equipment	—	0.5
Total	100.0%	100.0%
Geographic Dispersion (1)
United States	84.2%	84.4%
Singapore	3.6	3.5
Sweden	3.0	2.7
Luxembourg	2.7	2.9
Ireland	2.3	2.0
Netherlands	0.8	—
United Kingdom	0.7	0.7
Virgin Islands, British	0.7	0.5
France	0.7	—
Canada	0.5	2.5
Cayman Islands	0.5	0.5
Jersey	0.2	0.2
Australia	0.1	0.1
Total	100.0%	100.0%
Local Currency
U.S. Dollar	89.9%	91.3%
Euro	9.3	7.8
British Pound Sterling	0.5	0.2
Swedish Krona	0.2	—
Australian Dollar	0.1	—
Canadian Dollar	—	0.7
Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV, a joint venture between the Company and Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed

3. Investments (continued)

to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV. As of March 31, 2018, the Company and Conway have funded approximately $336.03 million to SCJV, of which $294.03 was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of March 31, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of March 31, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $263.64 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
Prior to February 15, 2018, Charlotte Funding LLC (“Charlotte Funding”), a wholly-owned subsidiary of SCJV, had a $165 million credit facility with Bank of America Merrill Lynch (the " BAML Credit Facility "). As of December 31, 2017, there were $102.20 million of borrowings outstanding under the BAML Credit Facility. On February 15, 2018, Charlotte Funding fully paid down and terminated the BAML Credit Facility.
In March 2018, the Company sold investments with a fair value of $97.07 million to SCJV and recognized a net realized loss of $0.82 million in connection with the transaction.
As of March 31, 2018 and December 31, 2017, SCJV had total investments with a fair value of $590.17 million and $514.04 million, respectively. As of March 31, 2018 and December 31, 2017, SCJV had no investments on non-accrual status.
Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Total debt investments (1)	$598,632	$522,210
Weighted average current interest rate on debt investments (2)	7.97%	7.04%
Number of portfolio companies in SCJV	37	35
Largest investment in a single portfolio company (1)	£40,646	$57,854
Unfunded Commitments	$16,267	$15,666

(1)	At par amount.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3. Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio
As of March 31, 2018 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost	Fair Value
First Lien Senior Secured Loans —126.0%
A10 Capital, LLC	(c)(1)	Real Estate	L + 700	1.00%	1/21/2022		$32,688	$33,273	$33,015
Acosta Holdco, Inc.	(g)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021		3,993	3,800	3,359
American Freight, Inc.	(c)(1)	Retailing	L + 625	1.00%	10/31/2020		30,538	30,538	30,538
Bay Club, Co.	(g)(2)	Consumer Services	L + 650	1.00%	8/31/2022		8,865	8,927	9,006
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022		4,141	3,739	3,602
Brand Energy	(2)	Capital Goods	L + 425	1.00%	6/21/2024		7,941	7,922	8,021
Casual Dining Group, Ltd. (GBR)	(c)(d)(e)(2)(GBP)	Consumer Services	L + 825, 0.5% PIK (0.5% Max PIK)		12/7/2020		£40,646	50,874	49,841
Commercial Barge Line, Co.	(g)(1)	Transportation	L + 875	1.00%	11/12/2020		$6,935	6,682	4,157
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019		2,673	2,564	2,297
Dentix (SPN)	(c)(d)(3)(EUR)	Health Care Equipment & Services	E + 825		12/1/2022		€21,000	24,850	26,456
Eacom Timber Corp. (CAN)	(c)(d)(1)	Materials	L + 650	1.00%	11/30/2023		$49,375	49,346	49,589
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 250	0.75%	8/18/2023		2,630	2,639	2,637
KeyPoint Government Solutions, Inc.	(c)(g)(2)	Capital Goods	L + 600	1.00%	4/18/2024		20,389	20,339	20,594
Koosharem, LLC	(g)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		20,943	19,343	20,815
Marshall Retail Group, LLC	(c)(2)	Retailing	L + 600	1.00%	8/25/2020		16,258	15,418	15,845
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022		6,984	7,035	7,013
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023		1,951	1,961	1,978
NMI Holdings, Inc.	(c)(1)	Insurance	L + 675	1.00%	11/10/2019		37,052	37,358	37,052
Raley’s	(g)(1)	Food & Staples Retailing	L + 525	1.00%	5/18/2022		4,162	4,144	4,209
RedPrairie Corp.	(g)(1)	Software & Services	L + 300	1.00%	10/12/2023		11,147	11,098	11,228
Savers, Inc.	(g)(2)	Retailing	L + 375	1.25%	7/9/2019		9,818	9,176	9,467
SMART Global Holdings, Inc.	(2)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		19,782	19,947	19,987
Standard Aero, Ltd.	(1)	Capital Goods	L + 375	1.00%	7/7/2022		982	987	993
Staples Canada (CAN)	(c)(d)(4)(CAD)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	35,641	27,162	27,408
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020		$19,039	18,613	19,130
Utility One Source LP	(g)(1)	Capital Goods	L + 550	1.00%	4/18/2023		7,745	7,678	7,977

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
Vee Pak, LLC	(c)(g)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023	$10,666	$10,601	$10,148
Total First Lien Senior Secured Loans							$436,014	$436,362
Second Lien Senior Secured Loans—19.9%
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	$30,000	$30,281	$30,300
Sungard Public Sector LLC	(c)(g)(2)	Software & Services	L + 850	1.00%	1/31/2025	8,236	8,254	8,277
Vencore, Inc.	(g)(1)	Capital Goods	L + 875	1.00%	5/23/2020	30,000	30,236	30,319
Total Second Lien Senior Secured Loans							$68,771	$68,896
Other Senior Secured Debt—4.0%
Artesyn Technologies, Inc.	(f)(g)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,933	$8,677
GCP Applied Technologies, Inc.	(f)	Materials	9.50%		2/1/2023	4,796	5,343	5,280
Total Other Senior Secured Debt							$13,276	$13,957
Total Senior Debt							$518,061	$519,215
Subordinated Debt—7.3%
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	$7,211	$7,457	$7,554
Hillman Group, Inc.	(f)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,092	2,160
Kenan Advantage Group, Inc.	(f)(g)	Transportation	7.88%		7/31/2023	7,692	7,534	7,884
Solera Holdings, Inc.	(f)	Software & Services	10.50%		3/1/2024	6,818	7,386	7,585
Total Subordinated Debt							$24,469	$25,183
Asset Based Finance —13.2%
GA Capital Specialty Lending Fund, Limited Partnership Interest	(c)	Diversified Financials				N/A	$45,773	$45,773
							$45,773	$45,773
TOTAL INVESTMENTS — 170.4%							$588,303	$590,171

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Investments classified as Level 3.

(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(e)
The underlying credit agreement or indenture contains a PIK provision, wherby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(f)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.

(g)	This investment is held by both the Company and SCJV as of March 31, 2018.

(1)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2018 was 1.88%.The current base rate for each investment may be different from the reference rate on March 31, 2018.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2018 was 2.31%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(3)
The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at March 31, 2018 was (0.33)%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

3. Investments (continued)

(4)
The interest rate for these investments is subject to a 3 month CDOR, which at March 31, 2018 was 1.73% . The current base rate for each investment may be different from the reference rate on March 31, 2018.

Abbreviations:
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US$ 1.403 as of March 31, 2018.
CAD - Canadian Dollar; local currency investments amount is denominated in Canadian Dollar. C$1/US$ 0.776 as of March 31, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1/US$ 1.230 as of March 31, 2018.
GBR - United Kingdom
SPN - Spain
CDOR - Canadian Banker Acceptance Rate
E - EURIBOR - Euro Interbank Offred Rate
L - LIBOR - London Interbank Offered Rate, typically 1 or 3-Month
P - PRIME - U.S. Prime Rate
PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest obligations.
E - EURIBOR - Euro Interbank Offered Rate

Strategic Credit Opportunities Partners, LLC Portfolio
As of December 31, 2017 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loan—105.8%
A10 Capital, LLC	(c)(1)	Real Estate	L + 700	1.00%	1/21/2022	$32,688	$33,310	$33,015
Acosta Holdco, Inc.	(f)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	4,002	3,797	3,536
American Freight, Inc.	(c)(1)	Retailing	L + 625	1.00%	10/31/2020	31,709	31,709	31,709
Bay Club, Co.	(f)(1)	Consumer Services	L + 650	1.00%	8/31/2022	8,887	8,953	9,021
Belk, Inc.	(2)	Retailing	L + 475	1.00%	12/12/2022	4,153	3,742	3,422
Brand Energy	(2)	Capital Goods	L + 425	1.00%	6/21/2024	7,961	7,942	8,003
Casual Dining Group, Ltd. (GBR)	(c)(d)(2)(GBP)	Consumer Services	L + 825, 0.5% PIK (0.5% Max PIK)		12/7/2020	40,595	50,466	50,312
Commercial Barge Line, Co.	(f)(1)	Transportation	L + 875	1.00%	11/12/2020	7,032	6,757	4,108
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019	3,167	3,023	2,780
Dentix (SPN)	(c)(d)(3)(EUR)	Health Care Equipment & Services	E + 825		12/1/2022	€21,000	24,857	25,362
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 325	0.75%	8/18/2023	$2,636	2,646	2,657
KeyPoint Government Solutions, Inc.	(c)(f)(2)	Capital Goods	L + 600	1.00%	4/18/2024	20,657	20,605	20,724
Koosharem, LLC	(f)(2)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	20,997	19,240	20,507
Marshall Retail Group, LLC	(c)(2)	Retailing	L + 600	1.00%	8/25/2020	16,262	15,340	15,605

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022	$7,002	$7,055	$7,028
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,956	1,967	1,981
NMI Holdings, Inc.	(c)(1)	Insurance	L + 675	1.00%	11/10/2019	37,052	37,398	37,052
Raley’s	(f)(1)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	4,198	4,178	4,246
RedPrairie Corp.	(f)(1)	Software & Services	L + 300	1.00%	10/12/2023	11,175	11,128	11,243
Savers, Inc.	(f)(2)	Retailing	L + 375	1.25%	7/9/2019	9,844	9,110	9,283
Standard Aero, Ltd	(1)	Capital Goods	L + 375	1.00%	7/7/2022	985	990	994
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020	19,087	18,626	19,167
Utility One Source LP	(f)(1)	Capital Goods	L + 550	1.00%	4/18/2023	7,764	7,695	7,949
Vee Pak, LLC	(c)(f)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023	10,720	10,652	10,298
Total First Lien Senior Secured Loan							$341,186	$340,002
Second Lien Senior Secured Loan—26.0%
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	$30,000	$30,281	$30,122
Sungard Public Sector LLC	(c)(f)(2)	Software & Services	L + 850	1.00%	1/31/2025	8,236	8,254	8,226
Vencore, Inc.	(f)(2)	Capital Goods	L + 875	1.00%	5/23/2020	30,000	30,263	30,337
Total Second Lien Senior Secured Loan							$68,798	$68,685
Other Senior Secured Debt—6.5%
Artesyn Technologies, Inc.	(e)(f)	Technology Hardware & Equipment	9.75%		10/15/2020	$8,900	$7,854	$8,744
GCP Applied Technologies, Inc.	(e)	Materials	9.50%		2/1/2023	4,796	5,367	5,324
Guitar Center, Inc.	(e)(f)	Retailing	6.50%		4/15/2019	8,523	7,996	7,884
Total Other Senior Secured Debt							$21,217	$21,952
Total Senior Debt							$431,201	$430,639
Subordinated Debt—14.1%
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	$7,211	$7,463	$7,680
Hillman Group, Inc.	(e)	Consumer Durables & Apparel	6.38%		7/15/2022	2,238	2,084	2,232
Kenan Advantage Group, Inc.	(e)(f)	Transportation	7.88%		7/31/2023	7,692	7,529	7,961

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
Solera Holdings, Inc.	(e)	Software & Services	10.50%		3/1/2024	$6,818	$7,404	$7,670
Total Subordinated Debt							$24,480	$25,543
Asset Based Finance—17.2%
GA Capital Specialty Lending Fund, Limited Partnership Interest		Diversified Financials				N/A	$57,854	$57,854
Total Asset Based Finance							$57,854	$57,854
TOTAL INVESTMENTS — 169.6%							$513,535	$514,036

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (See Note 2).

(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

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
E - EURIBOR - Euro Interbank Offered Rate
Below is selected balance sheet information for SCJV as of March 31, 2018 and December 31, 2017 (in thousands):

	As of
	March 31, 2018	December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$590,171	$514,036
Cash and other assets	40,975	101,529
Total assets	631,146	615,565
Debt	263,644	268,221
Other liabilities	21,099	3,741
Total liabilities	284,743	271,962
Member’s equity	$346,403	$343,602

3. Investments (continued)

Below is selected statement of operations information for SCJV for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Selected Statement of Operation Information
Total investment income	$13,006	$4,761
Expenses
Interest expense	2,778	1,161
Custodian and accounting fees	44	53
Administrative services	78	14
Professional services	81	17
Other	29	2
Total expenses	3,010	1,247
Net investment income	9,996	3,514
Net realized and unrealized losses	561	(1,240)
Net increase in net assets resulting from operations	$10,557	$2,274
4. Derivative Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	March 31, 2018	December 31, 2017
Cross currency swaps	Unrealized appreciation on swap contracts	$—	$—
Cross currency swaps	Unrealized depreciation on swap contracts	(37,807)	(29,604)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	2,077	1,194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(4,041)	(3,401)
Interest rate swaps	Unrealized appreciation on swap contracts	4,806	3,763
Interest rate swaps	Unrealized depreciation on swap contracts	(786)	—
Total		$(35,751)	$(28,048)

4. Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2018 and 2017 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2018	2017
Cross currency swaps	Net realized gains on swap contracts	$1,212	$283
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	(2,176)	555
Interest rate swaps	Net realized gains (losses) on swap contracts	412	(487)
TRS	Net realized gains on swap contracts	—	2,520
Total		$(552)	$2,871

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2018	2017
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$(8,203)	$(4,036)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	243	(2,636)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on swap contracts	257	1,052
TRS	Net change in unrealized appreciation (depreciation) on swap contracts	—	1,356
Total		$(7,703)	$(4,264)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
J.P. Morgan Chase Bank	$5,055	$—	$—	$—	$5,055
State Street Bank and Trust Company	1,828	—	—	—	1,828
Total	$6,883	$—	$—	$—	$6,883
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
BMO Capital Markets	$786	$—	$—	$—	$786
J.P. Morgan Chase Bank	41,848	—	—	—	41,848
Total	$42,634	$—	$—	$—	$42,634

4. Derivative Instruments (continued)

	As of December 31, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Bank of Nova Scotia	$4,058	$—	$—	$—	$4,058
J.P. Morgan Chase Bank	899	—	—	—	899
Total	$4,957	$—	$—	$—	$4,957
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$33,005	$—	$—	$—	$33,005
Total	$33,005	$—	$—	$—	$33,005

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.
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
As of March 31, 2018 and December 31, 2017, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

As of March 31, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2018	Unrealized Appreciation
AUD	April 9, 2018	JP Morgan Chase Bank	A$	2,536 Sold	$1,984	$1,948	$36
CAD	September 11, 2018	State Street Bank and Trust Company	C$	22,837 Bought	(17,526)	(17,779)	253
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	27,753	1,575
EUR	May 31, 2018	JP Morgan Chase Bank		€84,000 Sold	103,284	103,778	(494)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	28,503	(2,205)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,210	(853)
GBP	April 9, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,589)	(13,802)	213
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,834	(489)
Total					$147,481	$149,445	$(1,964)

4. Derivative Instruments (continued)

As of December 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2017	Unrealized Appreciation
AUD	January 11, 2018	JP Morgan Chase Bank	A$	4,736 Sold	$3,624	$3,695	$(71)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	2,000 Bought	(1,512)	(1,560)	48
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,429	899
EUR	January 11, 2018	JP Morgan Chase Bank		€76,299 Sold	90,523	91,590	(1,067)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,033	(676)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	27,806	(1,508)
GBP	January 11, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,036)	(13,283)	247
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,424	(79)
Total					$152,927	$155,134	$(2,207)
As of March 31, 2018 and December 31, 2017, the Company’s open cross currency swaps were as follows ($ in thousands).

As of March 31, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(32,969)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(4,838)
				$(37,807)

As of December 31, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(26,362)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(3,242)
				$(29,604)
As of March 31, 2018 and December 31, 2017, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $371.68 million and $377.13 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of March 31, 2018 and December 31, 2017 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of March 31, 2018				Hedges As of March 31, 2018
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€404,866	$499,200	$373,020		€289,486	$324,048
Canadian Dollars	C$	—	—	—	C$	12,813	11,802
British Pound Sterling		£5,804	8,137	7,898		£27,722	33,848
Australian Dollars	A$	—	—	—	A$	2,536	1,984
Total			$507,337	$380,918			$371,682

4. Derivative Instruments (continued)

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017				Hedges As of December 31, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€363,882	$436,604	$309,257		€281,785	$311,287
Canadian Dollars	C$	35,641	28,354	27,640	C$	35,650	29,328
British Pound Sterling		£—	—	—		£27,722	34,401
Australian Dollars	A$	—	—	—	A$	2,736	2,112
Total			$464,958	$336,897			$377,128
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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of March 31, 2018 and December 31, 2017, the Company’s open interest rate swaps were as follows ($ in thousands).

As of March 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,290	$3,290
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,516	1,516
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	(786)	(786)
					$—	$4,020	$4,020
As of December 31, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$2,282	$2,282
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,481	1,481
					$—	$3,763	$3,763
Equity Options and Warrants:
The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.29% and 0.05% of the Company’s net assets as of each of March 31, 2018 and December 31, 2017, respectively.

4. Derivative Instruments (continued)

Below is a summary of the Company’s investments in equity options and warrants as of March 31, 2018 and December 31, 2017 (in thousands, except share amounts):

			As of March 31, 2018
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	$4,785	$—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	6,315
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	977
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$20,065	$7,292

			As of December 31, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	$4,785	$—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	409
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	805
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$20,065	$1,214
The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2018 and December 31, 2017 generally reflect the volume of derivative activity throughout the periods presented.
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
The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

Three Months Ended March 31, 2017
Interest and fee income	$4,033
Financing charge (1)	(1,362)
Net realized gains (losses)	(151)
Net realized gains on derivative instruments related to the TRS	$2,520

5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2018 and 2017 (in thousands):

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$742,882	$1,965,764	$2,708,646
Subordinated Debt	—	140,405	267,634	408,039
Asset Based Finance	—	—	384,006	384,006
Strategic Credit Opportunities Partners, LLC	—	—	303,102	303,102
Equity/Other	3,784	1,553	182,807	188,144
Total investments	$3,784	$884,840	$3,103,313	$3,991,937

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$2,077	$—	$2,077
Interest rate swaps	—	4,806	—	4,806
Liabilities				—
Cross currency swaps	—	(37,807)	—	(37,807)
Foreign currency forward contracts	—	(4,041)	—	(4,041)
Interest rate swaps	—	(786)	—	(786)
Total	$—	$(35,751)	$—	$(35,751)

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$623,922	$2,133,311	$2,757,233
Subordinated Debt	—	120,790	260,887	381,677
Asset Based Finance	—	—	346,507	346,507
Strategic Credit Opportunities Partners, LLC	—	—	300,652	300,652
Equity/Other	4,456	3,991	173,893	182,340
Subtotal	4,456	748,703	3,215,250	3,968,409
Short term investments	688	—	—	688
Total investments	$5,144	$748,703	$3,215,250	$3,969,097

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$1,194	$—	$1,194
Interest rate swaps	—	3,763	—	3,763
Liabilities
Cross currency swaps	—	(29,604)	—	(29,604)
Foreign currency forward contracts	—	(3,401)	—	(3,401)
Total	$—	$(28,048)	$—	$(28,048)
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and year ended December 31, 2017.
The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.
At March 31, 2018, the Company held 113 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.1 billion and 77.7% of the total investment portfolio. At December 31, 2017, the Company held 114 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.22 billion and 81.0% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2018 and 2017 were as follows ($ in thousands):

5. Fair Value of Financial Instruments (continued)

			As of March 31, 2018
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,701,810	Discounted Cash Flow	Discount Rate	7.0% - 16.9% (11.1%)	Decrease
	263,954	Waterfall	EBITDA Multiple	4.00x - 15.78x (6.59x)	Increase
Subordinated Debt	153,091	Discounted Cash Flow	Discount Rate	9.6% - 14.9% (11.3%)	Decrease
	95,399	Waterfall	Liquidation EBITDA Multiple	8.86x (8.86x)	Increase
	19,144	Option Pricing Model	Implied Volatility	30.00% (30.00%)	Increase
Asset Based Finance	212,734	Discounted Cash Flow	Discount Rate	5.20% - 18.0% (11.2%)	Decrease
	104,152	Net Asset Value	Price to Book Value	1.00x - 1.24x (1.16x)	Increase
	67,120	Waterfall	EBITDA Multiple	4.00x (4.00x)	Increase
Strategic Credit Opportunities Partners	303,102	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	182,807	Waterfall	Iliquidity Discount	5.00% - 20.00% (10.50%)	Decrease
Total	$3,103,313

			As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,769,358	Discounted Cash Flow	Discount Rate	1.30% - 24.30% (11.00%)	Decrease
	363,953	Waterfall	EBITDA Multiple	4.13x - 9.53x (6.89x)	Increase
Subordinated Debt	157,420	Waterfall	EBITDA Multiple	8.61x - 10.74x (9.51x)	Increase
	13,950	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
	89,517	Discounted Cash Flow	Discount Rate	9.10% - 14.30% (9.90%)	Decrease
Asset Based Finance	208,892	Discounted Cash Flow	Discount Rate	5.39% - 18.0% (12.0%)	Decrease
	116,606	Waterfall	EBITDA Multiple	1.31x - 4.00x (2.76x)	Increase
	21,009	Net Asset Value	Net Asset Value	N/A	Increase
Strategic Credit Opportunities Partners	300,652	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	173,481	Waterfall	Iliquidity Discount	0.00% - 20.00% (10.68%)	Decrease
	412	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
Total	$3,215,250

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
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

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

5. Fair Value of Financial Instruments (continued)

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
The following tables provide reconciliations for the three months ended March 31, 2018 and 2017 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended March 31, 2018
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total
Fair value balance as of January 1, 2018	$2,133,311	$260,887	$346,507	$300,652	$173,893	$3,215,250
Additions (1)	182,105	110	22,527	—	14,884	219,626
Net realized gains (losses) (2)	(4,643)	—	—	—	(292)	(4,935)
Net change in unrealized appreciation (depreciation) (3)	305	9,279	13,982	2,450	2,888	28,904
Sales or repayments (4)	(346,446)	(2,743)	(56)	—	(8,566)	(357,811)
Net discount accretion	1,132	101	1,046	—	—	2,279
Transfers into Level 3	—	—	—	—	—	—
Fair value balance as of March 31, 2018	$1,965,764	$267,634	$384,006	$303,102	$182,807	$3,103,313
Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2018 (3)	$6,626	$9,279	$13,967	$2,450	$690	$33,012

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

	Three Months Ended March 31, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of January 1, 2017	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	209,973	595	33,999	—	2,149	—	246,716
Net realized gains (losses) (2)	3,684	154	—	—	—	2,520	6,358
Net change in unrealized appreciation (depreciation) (3)	5,025	7,607	(4,637)	(732)	11,223	1,356	19,842
Sales or repayments (4)	(165,092)	(154)	(16,929)	—	(1,200)	(2,520)	(185,895)
Net discount accretion	1,582	178	847	—	—	—	2,607
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of March 31, 2017	$2,221,769	$413,583	$357,585	$98,266	$186,553	$4,753	$3,282,509
Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2017 (3)	$6,959	$7,607	$(5,156)	$(732)	$10,917	$1,356	$20,951

5. Fair Value of Financial Instruments (continued)

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

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2018 and 2017. Investments are transferred at fair value as of the beginning of the quarter in which they are transferred. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.
6. Related Party Transactions
KKR receives, and CNL and certain CNL affiliates received, compensation or reimbursement for advisory services and other services in connection with the performance and supervision of administrative services and investment advisory activities.
The Company is a party to an investment advisory agreement with KKR (the “Investment Advisory Agreement”) for the overall management of the Company’s investment activities. The Investment Advisory Agreement became effective concurrent with the Listing. Under the terms of the Investment Advisory Agreement, KKR earns a base management fee (referred to as an investment advisory fee) equal to an annual rate of 1.5% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets excludes cash and short-term investments. Prior to the Listing, the Company was a party to an investment advisory agreement with CNL, as amended (the “Former Investment Advisory Agreement”), under which CNL earned a base management fee equal to an annual rate of 2% of the Company’s gross assets. Also prior to the Listing, the Company and CNL had entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. CNL compensated KKR for advisory services that it provided to the Company with 50% of the base management fees and performance-based incentive fees that CNL received under the Former Investment Advisory Agreement.
KKR also earns a performance-based incentive fee comprised of a subordinated incentive fee on income and an incentive fee on capital gains. CNL earned similar performance-based incentive fees through the termination of the Former Investment Advisory Agreement on November 14, 2017. The subordinated incentive fee on pre-incentive fee net investment income (as defined in the Investment Advisory Agreement) is paid quarterly if earned, and is computed as the sum of (a) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average net assets but less than or equal to 2.1875% of average net assets, and (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average net assets.
On January 1, 2017, the subordinated incentive fee on income became subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of pre-incentive fee net investment income when pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters.
Concurrently with the Listing, KKR agreed to certain waivers. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing.

The incentive fee on capital gains is paid annually if earned, and is equal to (i) 20% of all realized gains on a cumulative basis from inception, net of (x) all realized losses on a cumulative basis, (y) unrealized depreciation at year end and (z) disregarding

6. Related Party Transactions (continued)

any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees received on the TRS, and (b) the financing fees paid to the TRS Counterparty), less (ii) the aggregate amount of any previously paid incentive fee on capital gains.
In addition, under the terms of the Investment Advisory Agreement (and previously under the terms of the Sub-Advisory Agreement), KKR is entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.
The Company is a party to an administrative services agreement with KKR (the "Administrative Services Agreement") whereby KKR performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s Board and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. KKR can also enter into agreements with its affiliates for the performance of select administrative services. The Company reimburses KKR for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. Prior to Listing, the Company was a party to an administrative service agreement (the "Former Administrative Services Agreement") with CNL with similar terms.

Related party fees, expenses and expenses incurred on behalf of the Company during the three months ended March 31, 2018, and 2017 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2018	2017
KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	$15,215	$—
CNL and KKR	Former Investment Advisory Agreement: Base management fees (investment advisory fees)	—	20,771
KKR	Investment Advisory Agreement: Subordinated incentive fee on income(1)	12,373	—
CNL and KKR	Former Investment Advisory Agreement: Subordinated incentive fee on income(1)	—	927
KKR	Investment Advisory Agreement: Investment expenses reimbursement(2)	193	896
KKR	Administrative Services Agreement: Administrative and compliance services	442	—
CNL	Former Administrative Services Agreement: Administrative and compliance services	—	535

(1)
Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, a subordinated incentive fee on income of $12.37 million and $8.42 million, respectively, was payable to the Company's investment adviser.

(2)
Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs amounted to $0.12 million and $0.10 million for the three months ended March 31, 2018 and 2017, respectively. Prior to November 14, 2017, these expenses were reimbursed pursuant to the Sub-Advisory Agreement.

KKR is obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $0.71 million and $1.72 million during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, $0.71 million and $2.80 million, respectively, of capital structuring fees were receivable from KKR.
See Note 14. "Subsequent Events" for additional information about the Company's investment advisory agreement.
Indemnification – The Investment Advisory Agreement contains certain indemnification provisions in favor of KKR, its directors, officers, associated persons, and its affiliates. In addition, the Company’s articles of incorporation contain certain

6. Related Party Transactions (continued)

indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons. As of March 31, 2018, management believed that the risk of incurring any losses for such indemnification was remote.
7. Fee Income
Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended March 31,
Fee Income	2018	2017
Capital structuring fees	$707	$1,716
Amendment fees	—	889
Total	$707	$2,605
8. Distributions
The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2018, and 2017 are presented in the tables below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2018			2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.40	$51,131	100.0%	$0.45	$62,259	100.0%
From net investment income	0.39	49,490	96.8	0.38	52,543	84.4
From net realized gains	—	—	—	0.07	9,716	15.6
Distributions in excess of net investment income	0.01	1,641	3.2	—	—	—
The Company has adopted a distribution reinvestment plan (the "DRP") that enables its registered shareholders to elect for the reinvestment of distributions in shares of common stock. Pursuant to the DRP, the Company will reinvest all distributions declared by the Board on behalf of registered shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if the Board declares a distribution, then Participants will have their distributions automatically reinvested in additional shares of our common stock as described below.
With respect to each distribution pursuant to the DRP, the Company reserves the right to either issue new shares of its common stock or purchase such shares in the open market. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (a) if the market price per share is equal to or greater than the net asset value per share, then the Company will issue shares of its common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (b) if the market price per share is less than the net asset value per share, then, in the Company's sole discretion, (i) shares of its common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) the Company will issue shares of its common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of the Company's common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which the Company issues such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company's common stock purchased in the open market. In January 2018, the Company completed the purchase of 166,846 shares of its common stock for an average price per share of $16.25 in the open market in order to satisfy the reinvestment portion of the dividends declared in December 2017.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2018, and 2017 (in thousands).

8. Distributions (continued)

Three Months Ended March 31,	2018	2017
Ordinary income component of tax basis undistributed earnings	$42,127	$98,473
Offering expenses	—	205
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	243	(2,636)
Net change in unrealized appreciation on total return swaps	—	1,356
Total (1)	$42,370	$97,398

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.
For the three months ended March 31, 2018, the tax-related sources of distributions of $42.37 million were greater than the distributions in excess of net investment income of $1.64 million. None of the distributions declared during the year ended December 31, 2017 were classified as a tax basis return of capital.
On February 26, 2018, the Company's Board declared a special distribution of $0.10125 to shareholders of record as of May 14, 2018, payable on or around May 21, 2018.
9. Share Transactions
During the three months ended March 31, 2017, the Company issued 1,510,207 shares of common stock pursuant to its distribution reinvestment plan, for total proceeds of $30.82 million and average proceeds per share of $20.41. The Company did not issue any shares of common stock to satisfy the reinvestment portion of distributions paid during the three months ended March 31, 2018 and instead purchased shares on the open market.
In February 2018, the Company's Board authorized a share repurchase program. Under the program, the Company may repurchase up to $50 million in the aggregate of the Company's outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. On March 15, 2018, the Company entered into a share repurchase plan (the "Repurchase Plan"). Under the Repurchase Plan, the Company may repurchase up to $25 million in the aggregate of its outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. The Repurchase Plan will be in effect until February 26, 2019, unless extended or until the aggregate purchase price for all shares repurchased under the plan reaches $25 million. The Repurchase Plan does not require the Company to repurchase any specific number of shares. The Repurchase Plan may be suspended, extended, modified or discontinued at any time. As of March 31, 2018, the Company has repurchased 56,905 shares under the Repurchase Plan for an aggregate purchase price of $0.97 million and an average price per share of $17.05, including commissions paid.
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
The following table is a summary of the share repurchases completed under the Company's share repurchase program during the three months ended March 31, 2017 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	3,383,256	1,647,860	$33,369	49%	$20.25

10. Borrowings

The Company’s outstanding borrowings as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	As of March 31, 2018						As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$607,662	(3)	$607,662		$958,000	(2)	$615,000	$615,000
SMBC Credit Facility(1)	300,000		135,000		135,000		300,000		110,000	110,000
JPM Credit Facility(1)	300,000		240,000		240,000		300,000		240,000	240,000
Total credit facilities	1,558,000		982,662		982,662		1,558,000		965,000	965,000
2014 Senior Secured Term Loan	384,000		384,000		382,160	(4)	385,000		385,000	382,768	(4)
2022 Notes	245,000		245,000		240,827	(5)	245,000		245,000	240,612	(5)
Total borrowings	$2,187,000		$1,611,662		$1,605,649		$2,188,000		$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)	Includes $52.51 million denominated in Euros and $5.15 million denominated in British Pound Sterling as of March 31, 2018.

(4)
Comprised of outstanding principal less the unaccreted original issue discount of $0.48 million and $0.58 million and deferring financing costs of $1.36 million and $1.65 million as of March 31, 2018 and December 31, 2017, respectively.

(5)	Comprised of outstanding principal less deferred financing costs of $4.17 million and $4.39 million as of March 31, 2018 and December 31, 2017, respectively.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2018 were 4.61% and 2.8 years, respectively, and as of December 31, 2017 were 4.45% and 3.0 years, respectively.
Senior Secured Revolving Credit Facility
The Company is a party to a revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility (the “Amendment”) provides for loans to be made in U.S. dollars and other foreign currencies up to an aggregate amount of $958 million, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1.34 billion. Availability under the Senior Secured Revolving Credit Facility, as amended, will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility, as amended, requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Funding, Paris Funding, Halifax Funding, CCT Tokyo Funding and CCT New York Funding, and provides for a guaranty by certain other subsidiaries of the Company.
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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

10. Borrowings (continued)

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$5,993	$5,363
Unused commitment fees	468	214
Amortization of deferred financing costs	490	482
Total interest expense	$6,951	$6,059
Weighted average interest rate	3.94%	3.15%
Average borrowings	$616,546	$698,389
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
Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by CCT Tokyo Funding. At the option of CCT Tokyo Funding, interest is charged at either the rate of three month LIBOR plus 1.75%, if the average advances outstanding are greater than $150 million, otherwise plus 2.00%, or the higher of the Prime Rate (as defined in the Loan and Servicing Agreement) or the Federal Funds rate plus 0.50%, plus 0.75% if the average advances outstanding are greater than $150 million, otherwise plus 1.00%. Interest is payable quarterly. CCT Tokyo Funding also pays a quarterly non-usage fee of 0.35% on any unused commitment amounts if the average daily amount of the advances outstanding during a remittance period is equal to or greater than the lesser of (i) 50% of the borrowing base during the remittance period and (ii) $150 million (such lesser amount, the “Later Period Threshold Amount”). If the average daily amount of the advances outstanding during a remittance period is less than the Later Period Threshold Amount, CCT Tokyo Funding will pay a fee of 0.875% for any unused portion up to or equal to the difference of the Later Period Threshold Amount less the amount of advances outstanding in addition to the non-usage fee of 0.35% on any remaining unused portion.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$1,313	$716
Unused commitment fees	82	85
Amortization of deferred financing costs	203	140
Total interest expense	$1,598	$941
Weighted average interest rate	3.66%	2.81%
Average borrowings	$145,611	$104,172
JPM Credit Facility
CCT New York Funding is a party to a revolving credit facility (as amended, the “JPM Credit Facility”) pursuant to a Loan and Security Agreement with the Company, as the portfolio manager, JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (as amended, the “Loan Agreement”). CCT New York Funding’s obligations to JPMorgan under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT New York Funding, including its portfolio of loans. The obligations of CCT New York Funding under the JPM Credit Facility are non-recourse to the Company.
The JPM Credit Facility provides for borrowings in an aggregate principal amount up to $300 million with an accordion feature which allows for the expansion of the borrowing limit up to $400 million, subject to consent from the lender and other customary conditions. Borrowings under the JPM Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the value of CCT New York Funding’s portfolio and various eligibility criteria must be satisfied with respect to

10. Borrowings (continued)

the acquisition of each loan in CCT New York Funding’s portfolio. Any amounts borrowed under the JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 16, 2021.
Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 2.50% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 0.70% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$2,545	$1,509
Unused commitment fees	113	187
Amortization of deferred financing costs	107	108
Total interest expense	$2,765	$1,804
Weighted average interest rate	4.30%	4.12%
Average borrowings	$240,000	$150,878
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
Maturities of the 2014 Senior Secured Term Loan for each of the next two years, in aggregate, as of March 31, 2018 were as follows (in thousands):

2018	$3,000
2019	381,000
$384,000
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$4,830	$4,138
Amortization of original discount	102	99
Amortization of deferred financing costs	290	282
Total interest expense	$5,222	$4,519
Weighted average interest rate	5.20%	4.50%
Average borrowings	$384,967	$388,989

10. Borrowings (continued)

2022 Notes
In 2017, the Company and The Bank of New York Mellon Trust Company, N.A. entered into an Indenture (the “Indenture”) relating to the Company’s issuance of $245 million aggregate principal amount of 5.00% senior unsecured notes due 2022. (the “2022 Notes”). The 2022 Notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the Indenture. The 2022 Notes bear interest at a rate of 5.00% per year payable semi-annually. The interest rate on the 2022 Notes is subject to adjustment in certain instances set forth in the Indenture (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services. The 2022 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The components of interest expense for the 2022 Notes for the three months ended March 31, 2018 were as follows (in thousands):

Three Months Ended March 31, 2018
Stated interest expense	$3,063
Amortization of deferred financing costs	215
Total interest expense	$3,278
Weighted average interest rate	5.00%
Average borrowings	$245,000
Credit Facility Compliance
In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2018, the Company believes it was in compliance with the covenant requirements for all of its credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes.
BNP Credit Facility
Paris Funding was party to a revolving credit facility with BNP Paribas Prime Brokerage, Inc. (“BNP”) which allowed Paris Funding to borrow up to $200 million (as amended, the “BNP Credit Facility”). The BNP Credit Facility was used primarily to finance traded credit investments. On June 30, 2017, Paris Funding terminated the BNP Credit Facility in connection with the Company’s ongoing transition to directly originated private credit investments.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three months ended March 31, 2017 were as follows (in thousands):

Three Months Ended March 31, 2017
Stated interest expense	$668
Unused commitment fees	68
Total interest expense	$736
Weighted average interest rate	1.94%
Average borrowings	$140,811

10. Borrowings (continued)

CS Facility
The Company was a party to a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.
On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company, on a monthly basis, repurchased the Tranche B Loan from CS and subsequently resold the Tranche B Loan to CS. The final repurchase transaction occurred on June 30, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan was equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The Company recorded interest expense of $0.09 million for the CS Facility for the three months ended March 31, 2017. The CS Facility was terminated on June 29, 2017. The Company has no further obligations under the CS Facility.
11. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2018, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)	Commitment Amount
Unfunded revolvers/delayed draw loan commitments:
Access CIG, LLC	$46
Armorica Investissements	5,645
Berner Food & Beverage, LLC	37,597
Boyne USA, Inc.	16,294
CommerceHub, Inc.	69,278
Frontline Technologies Holdings, LLC	12,140
National Debt Relief LLC	10,744
Ply Gem Holdings, Inc.	46,638
Revere Superior Holdings, Inc	13,838
Smile Brands, Inc.	3,589
Total unfunded revolvers/delayed draw loan commitments	$215,809
Unfunded term loans
Integro Ltd.	$21,022
Wheels Up Partners LLC	29,846
Total unfunded term loans	$50,868
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$5,000
Star Mountain SMB Multi-Manager Credit Platform, LP	15,955
Toorak Capital	1,967
Total unfunded equity commitments	$22,922

(1)	May be commitments to one or more entities affiliated with the named company.
As of March 31, 2018, the Company also has an unfunded commitment to provide $143.47 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.
As of March 31, 2018, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(0.71) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2018, the Company’s unfunded equity commitments have a fair value of zero.

11. Commitments and Contingencies (continued)

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2018 and December 31, 2017.
12. Income Taxes
The Company is subject to federal, state, foreign income, and foreign withholding taxes. For the three months ended March 31, 2018 and 2017, the company recorded a tax expense of $0.74 million million and $0.81 million, respectively, and had an effective tax rate of 1.01% and 0.98%, respectively.

As of March 31, 2018 and December 31, 2017, the Company had a net deferred tax liability of $1.21 million and $0.18 million, respectively. These deferred tax items are primarily comprised of basis differences in partnerships and liabilities, net operating losses, unrealized investment depreciation, and valuation allowances of $17.04 million and $16.81 million, respectively.

13. Financial Highlights
The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of year	$19.55	$20.09
Net investment income(1)	0.39	0.38
Net realized and unrealized gain (loss)(1)(2)	0.18	0.23
Net increase (decrease) resulting from investment operations	0.57	0.61
Distributions from net investment income(3)	(0.39)	(0.38)
Distributions from realized gains(3)	—	(0.07)
Distributions in excess of net investment income(3)(4)	(0.01)	—
Net decrease resulting from distributions to common shareholders	(0.40)	(0.45)
Issuance of common stock above net asset value(5)	—	—
Repurchases of common stock(6)	—	—
Net increase resulting from capital share transactions	—	—
Net asset value, end of period	$19.72	$20.25
OPERATING PERFORMANCE PER SHARE
Total investment return-net asset value(7)	3.31%	1.40%
Total investment return-market value(8)	8.27%	—
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,505,904	$2,779,244
Average net assets(9)	$2,514,240	$2,788,271
Average borrowings(9)	$1,632,123	$1,507,012
Shares outstanding, end of period	127,074	137,214
Weighted average shares outstanding	127,130	137,488
Ratios to Average Net Assets:(8)
Total operating expenses	1.99%	1.45%
Net investment income	1.97%	1.88%
Portfolio turnover rate	9%	6%
Asset coverage ratio(10)	2.55	2.80

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

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

13. Financial Highlights (continued)

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

(6)	The per share impact of the Company's repurchase of common stock reflects a change in net asset value of less than $0.01 per share during the applicable period.

(7)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (a) one share plus (b) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(8)
Total investment return-market value is calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value assumes a purchase of common stock at the current market price on the first day of the period and a sale at the current market price on the last day of the period, plus any distributions declared and payable as of the end of the period. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. Total investment return-market value is not annualized.

(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.

(10)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

14. Subsequent Events
On April 9, 2018, the Company entered into a new investment advisory agreement with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) (the “Joint Advisor Investment Advisory Agreement”), which replaces the Investment Advisory Agreement, dated November 14, 2017, by and between the Company and KKR (the “Previous Investment Advisory Agreement”).
The Company will pay the Joint Advisor a fee for its services under the Joint Advisor Investment Advisory Agreement consisting of two components—a base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The base management fee will be calculated at an annual rate of 1.50% of the average value of the Company’s gross assets. The incentive fee is divided into two parts: (1) a subordinated incentive fee on income and (2) an incentive fee on capital gains. The terms of each part of the incentive fee are substantially the same as those of the Previous Investment Advisory Agreement. Under the Joint Advisor Agreement, the subordinated incentive fee on income will be subject to a total return requirement that will be calculated based on the Company’s reported income per share over the most recently completed quarter and the 11 preceding calendar quarters (the “look-back period”).
On April 9, 2018, the Company also entered into the Joint Administrative Services Agreement, which replaces the Administrative Services Agreement, dated November 14, 2017, by and between the Company and KKR (the “Previous Administrative Agreement"). Under the Joint Advisor Administrative Services Agreement, the Joint Advisor will serve as the Company’s administrator. The terms of the Joint Administrative Services Agreement, including the services to be provided by the Joint Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those of the Previous Administrative Services Agreement.

14. Subsequent Events (continued)

Additional information on the above agreements can be located in the Company’s Form 8-K filed with the SEC on April 9, 2018.
On April 3, 2018, the Company obtained an amended exemptive order from the SEC extending the co-investment exemptive relief previously granted by the SEC to the Company, together with the other business development companies managed by the Joint Advisor, to co-invest in privately negotiated investment transactions with certain other accounts managed by KKR.
In April, 2018, the Company completed the purchase of 118,756 shares of its common stock for an average price per share of $17.02 in the open market in order to satisfy the reinvestment portion of the dividends declared in February 2018.
On May 7, 2018, the Company’s Board declared a distribution of $0.40219 to shareholders of record as of June 29, 2018, payable on or around July 10, 2018.
As of May 11, 2018, the Company has repurchased 990,288 shares of its outstanding common stock under the Repurchase Plan for an aggregate purchase price of $16.67 million and an average price per share of $16.83, including commissions paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.
Statement Regarding Forward-Looking Information
The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our investment adviser and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our investment advisor to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2017 and Item 1A in Part II of this Quarterly Report.
The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
Overview
We were incorporated under the general corporation laws of the State of Maryland on June 9, 2010 and commenced business operations on June 17, 2011. We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Through November 2017, we were externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and, together with CNL, the “Former Advisers”), which were responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both KKR and the Former Advisers are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provided the administrative services necessary for us to operate. On November 14, 2017, shares of our common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became our sole investment adviser. In addition, we entered into a new administrative services agreement with KKR, the terms of which are substantially similar to our prior administrative services agreement with CNL, pursuant to which KKR replaced CNL as our administrator.
Transition of Investment Advisory Services
On April 9, 2018, we entered into a new investment advisory agreement with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) (the “Joint Advisor Investment Advisory Agreement”), which replaced the Investment Advisory Agreement, dated November 14, 2017, by and between our company and KKR (the “Previous Investment Advisory Agreement”).
We will pay the Joint Advisor a fee for its services under the Joint Advisor Investment Advisory Agreement consisting of two components—a base management fee based on the average value of our gross assets and an incentive fee based on our performance. The base management fee will be calculated at an annual rate of 1.50% of the average value of our gross assets. The terms of the incentive fee are substantially the same as those of the Previous Investment Advisory Agreement.
On April 9, 2018, we also entered into the Joint Administrative Services Agreement, which replaced the Administrative Services Agreement, dated November 14, 2017, by and between our company and KKR (the “Previous Administrative Agreement"). Under the Joint Advisor Administrative Services Agreement, the Joint Advisor will serve as our administrator. The terms of the Joint Administrative Services Agreement, including the services to be provided by the Joint Advisor as administrator and the amount of reimbursements to be paid by us for certain administrative expenses, are substantially the same as those of the Previous Administrative Services Agreement.
Additional information on the above agreements can be located in our Form 8-K filed with the SEC on April 9, 2018.

Investment Objective, Investment Program and Primary Investment Types
Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through KKR's network. We define originated transactions as any investment where KKR negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. We refer to these originated transactions together as our “Originated Strategies.” We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments.
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

We co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of March 31, 2018, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of March 31, 2018, we had funded approximately $294.03 million of our commitment. SCJV had $350 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”) with a maturity date of September 29, 2021. As of March 31, 2018, our investment in SCJV was approximately $303.10 million at fair value. We do not consolidate SCJV in our consolidated financial statements.
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

Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. Some of our investments in debt securities contain payment-in-kind (“PIK”) interest provisions. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance. While the TRS assets also generated interest income and fees through its termination on June 30, 2017, such amounts, net of the financing expenses, were recognized as realized gains pursuant to generally accepted accounting principles (“GAAP”) when payable to us quarterly and upon the termination of the TRS.
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, performance-based incentive fees, interest expense, administrative expenses, custodian and accounting fees, other third-party professional services and expenses. The investment advisory fee and performance-based incentive fees compensate the investment adviser services in identifying, evaluating, negotiating, closing and monitoring our investments.
Financial and Operating Highlights
The following table presents financial and operating highlights as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017:

As of (in thousands, except ratios and per share amounts)	March 31, 2018	December 31, 2017
Total assets	$4,277,917	$4,221,500
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,235,006	$4,174,403
Investments in portfolio companies	$3,991,937	$3,968,409
Borrowings	$1,611,662	$1,595,000
Net assets	$2,505,904	$2,485,102
Net asset value per share	$19.72	$19.55
Leverage ratio (Borrowings + Deemed borrowings)/Adjusted total assets)	38%	38%

Activity for the Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Average net assets	$2,514,240	$2,788,271
Average borrowings under credit facilities and term loan	$1,632,123	$1,507,012
Purchases of investments(1)	$378,080	$254,878
Sales, principal payments and other exits(1)	$394,832	$388,643
Net investment income	$49,490	$52,543
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	$(6,458)	$17,988
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$29,871	$14,189
Net increase in net assets resulting from operations	$72,903	$84,720
Total distributions declared	$51,131	$62,259
Net investment income per share	$0.39	$0.38
Earnings per share	$0.57	$0.62
Distributions declared per share outstanding for the entire period	$0.40	$0.45

Summary of Common Stock Activity for the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2018	2017
Reinvestment of distributions	$—	$30,820
Average net proceeds per share	$—	$20.41
Shares issued in connection with reinvestment of distributions	—	1,510,207
Business Environment
Our focus is on Originated Strategy Investments because they offer an illiquidity premium over broadly syndicated investments and often have better structures therefore have attractive risk-adjusted returns today. As of March 31, 2018, 81% of total investments at fair market value were in Originated Strategy Investments. An additional focus is on senior secured investments which represented 73% of the portfolio (excluding the impact of SCJV) and also floating rate investments which comprised 75% of the portfolio as of March 31, 2018. We believe that our Company, as a closed-ended business development company, offers a route for investors to access these risk adjusted returns.
In the first quarter of 2018, the high-yield index returned (0.93)% as investors began to realize that increased market volatility and higher interest rates were inevitable consequences of the end of Quantitative Easing by the U.S. Federal Reserve and inflationary pressures. The quarter also witnessed the threat of a trade war with China and losses in technology stocks. While overall high yield market returns are negative, there has been a broad dispersion of returns by rating and by asset class. Investment grade returns were (2.2)% given the tight historic spreads and duration risk. Similarly the BBB, BB, B and CCC indices were (2.1)%, (1.6)%, (0.5)% and 0.4%.
Portfolio and Investment Activity
Portfolio Investment Activity as of and for the three months ended March 31, 2018 and 2017
The following tables summarize our investment activity as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	March 31, 2018	December 31, 2017
Total fair value	$3,991,937	$3,968,409
No. portfolio companies	128	113
No. debt investments	142	124
No. asset based finance investments	12	10
No. equity/other investments	34	35

	Investment Portfolio Activity Summary ($ in thousands)		TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2017
Purchases of Investments:
First Lien Senior Secured Loans	$233,853	$186,513	$12,336
Second Lien Senior Secured Loans	22,030	24,102	748
Other Senior Secured Debt	75,723	2,319	—
Subordinated Debt	21,946	5,794	—
Asset Based Finance	22,528	33,999	—
Strategic Credit Opportunities Partners, LLC	—	—	—
Equity/Other	2,000	2,151	—
Total	$378,080	$254,878	$13,084
Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans	$363,024	$134,066	$34,039
Second Lien Senior Secured Loans	1,024	35,103	—
Other Senior Secured Debt	19,205	46,858	—
Subordinated Debt	2,957	154,488	36
Asset Based Finance	56	16,929	—
Equity/Other	8,566	1,199	—
Total	$394,832	$388,643	$34,075
Portfolio Company Additions	25	7	2
Portfolio Company Exits	(10)	(22)	(4)
Debt Investment Additions(1)	36	13	9
Debt Investment Exits(1)	(20)	(29)	(10)

(1)	Debt investment additions and exits includes any asset based finance investments with a stated interest rate.

The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in its cost basis as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2018 and 2017 was $38.30 million and $19.20 million, respectively, for our Investment Portfolio. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 was $1.56 million for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.
As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies as a main element of our investment strategy. Through our Originated Strategies investments we are able to participate alongside KKR’s institutional clients and proprietary funds in certain investments. Our total new fundings of Originated Strategies investments, at par, plus future expected fundings related to such investments, totaled approximately $192.19 million and $179.24 million for the three months ended March 31, 2018 and 2017, respectively, representing 32% and 48% of approximately $607.48 million and $371.46 million in total originations by KKR in Originated Strategies investments for each respective period.
The following summarizes our investment activity associated with our investment focus on new originated investments during the three months ended March 31, 2018 and 2017 and the status of originated investments held in the Investment Portfolio as of March 31, 2018 and 2017:

	March 31,
Originated Strategies Activity for the Three Months Ended ($ in thousands)	2018	2017
Number of investments, by issuer	7	6
Total amount of investments, at cost (1)	$198,517	$220,741
Percentage of total investment activity (2)	52.5%	86.6%
Fee income recognized in connection with originated transactions	707	1,716

Originated Strategies Investments Summary as of ($ in thousands)	March 31, 2018	December 31, 2017
Total investments, at fair value	$3,224,723	$3,343,924
Percentage of total Investment Portfolio, at fair value (2)	80.8%	84.3%
Weighted average annual yield of debt investments (3)(4)	10.0%	9.7%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

(2)	Percentage of total investment activity and total Investment Portfolio excludes our investments in SCJV.

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

(4)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 3.3% and 1.4%, respectively, for the three months ended March 31, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of March 31, 2018 and December 31, 2017, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	March 31, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,572,884	$1,539,586	$1,712,750	$1,672,178
Second Lien Senior Secured Loans	994,593	974,534	978,764	943,753
Other Senior Secured Debt	209,320	194,526	148,754	141,302
Total Senior Debt	2,776,797	2,708,646	2,840,268	2,757,233
Subordinated Debt	412,217	408,039	393,053	381,677
Asset Based Finance	395,553	384,006	372,035	346,507
Strategic Credit Opportunities Partners, LLC	294,028	303,102	294,028	300,652
Equity/Other	264,133	188,144	258,119	182,340
Total	$4,142,728	$3,991,937	$4,157,503	$3,968,409
The weighted average yield on debt investments at amortized cost held in our Investment Portfolio as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
Asset Category	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield
Senior Debt (2)(3)
First Lien Senior Secured Loans	$1,465,930	8.9%	$1,646,602	8.9%
Second Lien Senior Secured Loans	994,593	10.7%	972,306	10.3%
Other Senior Secured Debt	175,080	8.4%	119,999	9.4%
Subordinated Debt (2)(3)	397,920	9.5%	378,757	9.8%
Asset Based Finance (2)(3)(4)	71,043	12.4%	69,997	11.8%

(1)	Excludes investments on non-accrual status.

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

(3)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 3.3% and 1.4%, respectively, for the three months ended March 31, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

(4)	Includes any investments with a stated interest rate.
The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of March 31, 2018 and December 31, 2017 :

	Investment Portfolio as of
Floating interest rate debt investments:	March 31, 2018	December 31, 2017
Percent of debt portfolio	75.0%	78.4%
Percent of floating rate debt investments with interest rate floors	88.9%	91.9%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate (1)	703 bps	719 bps
Weighted average years to maturity	4.6	4.7
Fixed interest rate debt investments:
Percent of debt portfolio	25.0%	21.6%
Weighted average coupon rate (1)	8.5%	9.5%
Weighted average years to maturity	4.7	4.7

(1)	Excludes investments on non-accrual status.
All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.696% and 2.312%, and 1.00% and 1.16% during the three months ended March 31, 2018 and 2017, respectively, and was 2.312% and 1.694% on March 31, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.
Our weighted average annual yield on debt investments, adjusting for any non-accreting or partial accrual investments, was 9.6% and 9.5% as of March 31, 2018 and December 31, 2017, respectively. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 3.3% and 1.4%, respectively, for the three months ended March 31, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements.
The following table shows the credit ratings of the investments in our Investment Portfolio as of March 31, 2018 and December 31, 2017, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)
	March 31, 2018		December 31, 2017
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$67,406	1.7%	$66,725	1.7%
BB-	28,580	0.7	30,512	0.8
B+	42,549	1.1	52,336	1.3
B	201,804	5.1	184,924	4.7
B-	129,977	3.3	110,375	2.8
CCC+	504,107	12.6	438,159	11.0
CCC	195,257	4.9	171,561	4.3
CCC-	39,021	1.0	34,370	0.9
CC	—	—	9,114	0.2
Not rated	2,783,236	69.6	2,870,333	72.3
Total	$3,991,937	100.0%	$3,968,409	100.0%

The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands) (1)	March 31, 2018	December 31, 2017
Total number of all investments with PIK feature	11	11
Par value of all investments with PIK feature	$405,868	$366,248
Total number of all investments that have active PIK election	11	11
Par value of all investments that have active PIK election	$405,868	$366,248
Percent of debt investment portfolio with active PIK election, at par value	11.8%	10.5%
Number of originated investments with PIK feature and active PIK election	11	10
Par value of originated investments with PIK feature and active PIK election	$405,868	$359,563

(1)	Includes investments on non-accrual status.

	Three Months Ended March 31,
PIK Interest Income Activity for the Year Ended (in thousands)	2018	2017
PIK interest income	$4,804	$3,490
PIK interest income as a percentage of interest income and PIK interest income	5.4%	4.0%
PIK interest income as a percentage of total investment income	4.8%	3.8%

As of March 31, 2018, our Investment Portfolio consisted of 128 portfolio companies, diversified across 22 industry classifications, as compared to our Investment Portfolio as of December 31, 2017 which consisted of 113 portfolio companies, diversified across 21 distinct industry classifications. The following table presents a summary of our Investment Portfolio as of March 31, 2018 and December 31, 2017, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)
	March 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$587,955	14.7%	$764,598	19.3%
Software & Services	471,773	11.8	453,296	11.4
Diversified Financials	427,380	10.7	398,106	10.0
SCJV	303,102	7.6	300,652	7.6
Consumer Durables & Apparel	292,388	7.3	251,908	6.3
Retailing	256,191	6.4	267,358	6.7
Automobiles & Components	228,834	5.7	227,742	5.8
Real Estate	204,515	5.1	199,957	5.0
Materials	186,516	4.7	215,827	5.5
Health Care Equipment & Services	172,637	4.3	140,339	3.6
Transportation	154,442	3.9	125,080	3.2
Commercial & Professional Services	111,932	2.8	114,560	2.9
Food & Staples Retailing	108,953	2.7	53,280	1.3
Household & Personal Products	104,255	2.6	104,334	2.6
Consumer Services	103,553	2.6	79,605	2.0
Energy	86,201	2.2	85,053	2.1
Technology Hardware & Equipment	71,265	1.8	54,228	1.4
Media	35,768	1.0	47,600	1.2
Insurance	28,388	0.7	27,628	0.7
Food, Beverage & Tobacco	21,070	0.5	21,455	0.5
Pharmaceuticals, Biotechnology & Life Sciences	18,536	0.5	—	—
Banks	15,173	0.4	15,105	0.4
Telecommunication Services	1,110	—	—	—
Semiconductors & Semiconductor Equipment	—	—	20,698	0.5
Total	$3,991,937	100.0%	$3,968,409	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, KKR uses a risk grading system to characterize and monitor the expected level of returns on each investment in our portfolio. KKR uses a risk grading scale of A to E. The following is a description of the conditions associated with each risk grade:

Risk Grades	Summary Description
A	Investment is performing as expected and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

B	No concern about repayment of both interest and our cost basis but there may be some concerns about the company’s recent performance or trends in the industry.

C	Expect to fully recover both interest and our cost basis but covenant headroom is tight and a covenant violation is possible or the company and/or industry are facing headwinds.

D	Concerned about the recoverability of principal or interest or a material covenant has been violated.

E	Investment is in or near default.

The following table shows the distribution of our Investment Portfolio on the A to E risk grading scale at fair value as of March 31, 2018:

	Investment Portfolio as of (in thousands)
	March 31, 2018		December 31, 2017
Risk Grade	Fair Value	Fair Value	Fair Value	Fair Value
A	$1,516,433	38.0%	$1,682,750	42.4%
B	1,449,650	36.3	1,190,791	30.0
C	922,720	23.1	846,518	21.3
D	34,289	0.9	135,683	3.4
E	68,845	1.7	112,667	2.9
Total	$3,991,937	100.0%	$3,968,409	100.0%
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV was formed pursuant to the terms of a limited liability company agreement between our company and Conway. Pursuant to the terms of the agreement, we and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway, have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we perform certain day-to-day management responsibilities on behalf of SCJV. As of March 31, 2018, the Company and Consway have funded approximately $336.03 million to SCJV, of which $294.03 was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of March 31, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of March 31, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $263.64 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
Prior to February 15, 2018, Charlotte Funding LLC (“Charlotte Funding”), a wholly-owned subsidiary of SCJV, had a $165 million credit facility with Bank of America Merrill Lynch (the " BAML Credit Facility "). As of December 31, 2017, there were $102.20 million of borrowings outstanding under the BAML Credit Facility. On February 15, 2018, Charlotte Funding fully paid down and terminated the BAML Credit Facility.
In March 2018, we sold investments with a fair value of $97.07 million to SCJV and recognized a net realized loss of $0.82 million in connection with the transaction.
As of March 31, 2018 and December 31, 2017, SCJV had total investments with a fair value of $590.17 million and $514.04 million, respectively. As of March 31, 2018 and December 31, 2017, SCJV had no investments on non-accrual status. The investment portfolio and SCJV’s portfolio had 17 and 16 debt investment positions and 19 and 18 portfolio companies in common as of March 31, 2018 and December 31, 2017, respectively.
See Note 3. “Investments” in our condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of March 31, 2018 and December 31, 2017, and summary statement of operations information for the three months ended March 31, 2018. On April 27, 2018, SCJV declared a quarterly cash distribution payable to us of $8.75 million.

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
Liquidity
During the three months ended March 31, 2018 and 2017, proceeds from sales of investments and principal payments totaled $394.83 million and $388.64 million, respectively. In addition, distributions reinvested in the company as a percentage of total distributions paid during the three months ended March 31, 2017 was 49.5%, or $30.82 million. As of March 31, 2018, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$166,550
Credit Facilities-Effective Borrowing Capacity(1)	445,662
Total	$612,212

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of March 31, 2018.

Borrowings
Our outstanding borrowings as of March 31, 2018 and 2017 were as follows:

	As of March 31, 2018						As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$607,662	(3)	$607,662		$958,000	(2)	$615,000	$615,000
SMBC Credit Facility(1)	300,000		135,000		135,000		300,000		110,000	110,000
JPM Credit Facility(1)	300,000		240,000		240,000		300,000		240,000	240,000
Total credit facilities	1,558,000		982,662		982,662		1,558,000		965,000	965,000
2014 Senior Secured Term Loan	384,000		384,000		382,160	(4)	385,000		385,000	382,768	(4)
2022 Notes	245,000		245,000		240,827	(5)	245,000		245,000	240,612	(5)
Total borrowings	$2,187,000		$1,611,662		$1,605,649		$2,188,000		$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)	Includes $52.51 million denominated in Euros and $5.15 million denominated in British Pound Sterling as of March 31, 2018.

(4)
Comprised of outstanding principal less the unaccreted original issue discount of $0.48 million and $0.58 million and deferring financing costs of $1.36 million and $1.65 million as of March 31, 2018 and December 31, 2017, respectively.

(5)	Comprised of outstanding principal less deferred financing costs of $4.17 million and $4.39 million as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018 and 2017, our total all-in cost of financing, including fees and expenses, was 5.02% and 3.86%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.19 billion that is available to us from our existing financing arrangements.
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
See Note 4. “Derivative Instruments” in our condensed consolidated financial statements for additional disclosures on the TRS.
Commitments and Contingencies
See Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements for information on our commitments and contingencies as of March 31, 2018.
Distributions to Shareholders
We intend to pay quarterly distributions to our shareholders in the form of cash. Registered shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2018 and 2017:

(in thousands, except per share amounts)	Per Share	Amount
March 31, 2018	$0.40	$51,131
March 31, 2017	$0.45	$62,259

We have adopted a distribution reinvestment plan that enables our shareholders to elect for the reinvestment of distributions in shares of common stock. In connection with the Listing, our Board approved an amended and restated distribution reinvestment plan (the "DRP"). Pursuant to the DRP, we will reinvest all distributions declared by the Board on behalf of registered shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if the Board declares a distribution, then shareholders who have not “opted out” of the DRP will have their distributions automatically reinvested in additional shares of our common stock as described below.
With respect to each distribution pursuant to the DRP, we reserve the right to either issue new shares of our common stock or purchase such shares in the open market. Unless we, in our sole discretion, otherwise direct the plan administrator, (a) if the market price per share is equal to or greater than the net asset value per share, then we will issue shares of our common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (b) if the market price per share is less than the net asset value per share, then, in our sole discretion, (i) shares of our common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) we will issue shares of our common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of our common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which we issue such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased in the open market. The plan administrator will establish an account for shares acquired through the DRP for each shareholder who has not elected to receive distributions in cash.
We had sufficient taxable income to support 100% of our declared distributions for the three months ended March 31, 2018. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. We routinely disclose the sources of funds used to pay distributions to our registered shareholders in periodic reports that accompany (i) quarterly account statements and (ii) quarterly distribution checks that are prepared and sent directly by our transfer agent to our registered shareholders. See Note 8. “Distributions” in our condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
Share Repurchase Program
In February 2018, our Board authorized a share repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. On March 15, 2018, we entered into a share repurchase plan (the "Repurchase Plan"). Under the Repurchase Plan, we may repurchase up to $25 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. The Repurchase Plan will be in effect until February 26, 2019, unless extended or until the aggregate purchase price for all shares repurchased under the plan reaches $25 million. The Repurchase Plan does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended, extended, modified or discontinued at any time. As of May 11, 2018, we have repurchased 990,288 shares under the Repurchase Plan for an aggregate purchase price of $16.67 million and an average price per share of $16.83, including commissions paid.
On January 3, 2018, KKR Alternative Assets L.P. entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the "KKR Trading Plan"). The KKR Trading Plan provides for the purchase of up to $49.75 million worth of shares of our common stock, subject to the limitations provided therein. The KKR Trading Plan is scheduled to expire on January 3, 2019. As of May 11, 2018, 1.51 million shares of our common stock have been purchased under the KKR Trading Plan for an aggregate purchase price of $23.83 million and an average price per share of $15.74.
Results of Operations
As of March 31, 2018, our Investment Portfolio had a fair value of $3.99 billion. The majority of our investments at March 31, 2018 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2018 and 2017.
The following is a summary of our operating results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total investment income	$99,642	$92,848
Total operating expense	50,505	40,182
Net investment income before taxes	49,137	52,666
Income tax expense (benefit), including excise tax	(353)	123
Net investment income	49,490	52,543
Net realized gains (losses)	(6,458)	17,988
Net change in unrealized appreciation (depreciation)	29,871	14,189
Net increase in net assets resulting from operations	$72,903	$84,720
Investment income
Investment income consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest income	$84,647	$83,735
Payment-in-kind interest income	4,804	3,490
Subtotal	89,451	87,225
Fee income	707	2,605
Dividend and other income	9,484	3,018
Total investment income	$99,642	$92,848
Our average debt investment balance was $3.47 billion and $3.76 billion for the three months ended March 31, 2018 and 2017, respectively, based on par value. In addition to changes in the size of the portfolio of debt investments, variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $14.07 million and $6.44 million for the three months ended March 31, 2018 and 2017, respectively. For the year ended March 31, 2018, 5.4% of our total interest income including PIK interest income was attributable to PIK interest income as compared to 4.0% for the same period in 2017. The increase in PIK interest income during the three months ended March 31, 2018 is primarily due to the addition of a PIK investment during the second half of 2017. PIK interest income also increased during the three months ended March 31, 2018 due to the return to full accrual status of a PIK investment that had previously been on partial accrual. As of March 31, 2018, our weighted average annual yield on our accruing debt investments was 9.6% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2018, approximately 75% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.
Interest income earned on TRS assets during the three months ended March 31, 2017 is not included in investment income in the condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.
Our fee income consists of transaction-based fees and is nonrecurring. The decrease in fee income during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to decreased capital structuring fees and amendment fees earned during the period. Going forward, we expect to earn additional structuring services fees on Originated Strategies transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our condensed consolidated financial statements for additional information on fee income.
The increase in dividend and other income during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to an increase in the dividends earned on our investment in SCJV.
Operating expenses
Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Investment advisory fees	$15,215	$20,771
Interest expense	19,814	14,148
Performance-based incentive fees	12,373	927
Professional services	1,262	1,046
Investment adviser expenses	193	896
Administrative services	661	840
Custodian and accounting fees	395	437
Offering expense	—	205
Director fees and expenses	148	133
Other	444	779
Total operating expenses	$50,505	$40,182
Investment advisory fees and performance-based incentive fees — Since the Listing, pursuant to the terms of the Investment Advisory Agreement, our investment advisory fees are calculated at an annual rate of 1.5% of our average gross assets. Prior to the Listing, our investment advisory fees were calculated at an annual rate of 2% of our average gross assets. The decrease in these fees during the three months ended March 31, 2018 was primarily attributable to the decrease in the annual rate of the fees.
KKR, as our investment adviser, is and CNL, as our former investment adviser, was also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Subordinated Incentive fee on income	$12,373	$927
Incentive fee on capital gains	—	—
Total performance-based incentive fees	$12,373	$927
Prior to the Listing, a subordinated incentive fee on income was payable to our Former Advisers each calendar quarter if our pre-incentive fee net investment income (as defined in the Former Investment Advisory Agreement and approved by our Board) exceeded the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Pursuant to the Investment Advisory Agreement, average net assets replaced average adjusted capital in the calculation of the subordinated incentive fee on income.
On January 1, 2017, the subordinated incentive fee on income became subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1, 2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters.
Concurrently with the Listing, KKR agreed to certain waivers. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing. Neither the total return requirement nor the waivers resulted in a reduction of the amount of incentive fees payable to the advisers for the three months ended March 31, 2018 and 2017.
The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. The calculation of performance-based incentive fees disregards any net realized and unrealized gains associated with the TRS interest spread earned through the termination of the TRS on June 30, 2017. In addition, for financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio and derivative instruments in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the investment adviser is determined at the end of the calendar year.
We did not record any incentive fees on capital gains for the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had cumulative realized and unrealized losses of $363.79 million in excess of our cumulative realized capital gains since inception. The Former Advisers earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the investment adviser any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.
See “—Contractual Obligations —Investment Advisory Agreement,” below for further details about the performance-based incentive fees. See also “—Transition of Investment Advisory Services," above and Note 14. "Subsequent Events" in the condensed consolidated financial statements for more information about our investment advisory agreement.
Interest expense – The components of interest expense for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Stated interest expense	$17,744	$12,483
Unused commitment fees	663	554
Amortization of deferred financing costs	1,305	1,012
Accretion of discount on term loan	102	99
Total interest expense	$19,814	$14,148
The increase in interest expense during the three months ended March 31, 2018 was attributable to the increase in our weighted average debt outstanding to $1.63 billion, as compared to $1.51 billion during the three months ended March 31, 2017, as well as the increase in our all-in cost of financing to 5.02% for the three months ended March 31, 2018, from 3.86% for the three months ended March 31, 2017.
Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.
All other operating expenses – The decrease in investment adviser expenses for the three months ended March 31, 2017 is due to a decrease in reimbursable expenses incurred by KKR related to the restructuring of existing investments and the underwriting and structuring of new transactions. Our offering expenses were capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our common stock offering in October 2016, all deferred offering expenses were fully expensed as of December 31, 2017. We did not record any offering expense during the three months ended March 31, 2018, as compared to $0.21 million for the three months ended March 31, 2017.
During the three months ended March 31, 2018 and 2017, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses, and including net expense support) to average net assets was 0.50% and 0.60%, respectively.
Income tax expense, including excise tax
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. For the three months ended March 31, 2018 and 2017, we recorded a net tax (benefit) expense of approximately $(0.29) million and $0.40 million, respectively, for these subsidiaries, of which $0.06 million and $0.27 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations.
Net realized gain and losses—Net realized gains and losses for the three months ended March 31, 2018, 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net realized gains (losses) on investments	$(4,948)	$15,632
Net realized gains (losses) on derivative instruments	(552)	2,871
Net realized losses on foreign currency transactions	(958)	(515)
Net realized gains (losses)	$(6,458)	$17,988
The net realized loss on investments for the three months ended March 31, 2018 consisted of a net loss on the disposition of investments of $3.21 million and a net currency loss on those investments of $1.74 million that were denominated in foreign currencies. The realized losses were driven primarily by investments that were sold or restructured during the period. The net realized gain on investments for the three months ended March 31, 2017 consisted of a net gain on the disposition of investments of $15.09 million and and a $0.54 net currency gain on those investments that were denominated in foreign currencies.
Our net realized gains (losses) on derivative instruments for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net realized gains (losses) on:
Cross currency swaps	$1,212	$283
Foreign currency forward contracts	(2,176)	555
Interest rate swaps	412	(487)
TRS	—	2,520
	$(552)	$2,871
See Note 4. “Derivative Instruments” in our condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during the three months ended March 31, 2017.
As described in Note 4. “Derivative Instruments” in our condensed consolidated financial statements, we utilize foreign currency forward contracts and cross currency swaps to economically hedge the impact that changes in foreign exchange rates have on the value of our investments denominated in foreign currencies. We record realized gains on these derivative instruments upon periodic settlement dates and upon maturity or termination. Although both types of instruments serve as an economic hedge against changes in foreign exchange rates, the unrealized gains and losses may have differing tax treatments. By hedging our foreign investments with a combination of foreign currency forward contracts and cross currency swaps, we expect to reduce potential volatility in our taxable income while maintaining some flexibility to increase or decrease the overall notional balance of our hedges when deemed necessary. The cross currency swaps generate realized gains or losses upon each quarterly settlement payment. The realized gains on foreign currency forward contracts and cross currency swaps help offset realized and unrealized losses in investments denominated in foreign currencies as a result of foreign currency movements, as described further below.
Net change in unrealized appreciation or depreciation
For the three months ended March 31, 2018 and 2017, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net change in unrealized appreciation (depreciation) on:
Investments	$38,303	$19,199
Derivative instruments	(7,703)	(4,264)
Foreign currency translation	304	(332)
Provision for taxes	(1,033)	(414)
Net change in unrealized appreciation	$29,871	$14,189
The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$72,946	$69,186
Unrealized depreciation	(41,775)	(37,978)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	7,132	(12,009)
Total net unrealized appreciation (depreciation)	$38,303	$19,199

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.
Approximately 10.1% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency forward contracts and cross currency swaps, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.
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

	Three Months Ended March 31,
(in thousands)	2018	2017
Net realized and unrealized gains (losses) on investments	$33,355	$34,831
Net realized and unrealized gains (losses) on foreign currency forward contracts	(1,933)	(2,081)
Net realized and unrealized losses on cross currency swaps	(6,991)	(3,753)
	$24,431	$28,997
The net realized and unrealized gains (losses) on investments during the three months ended March 31, 2018, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to an improvement in performance for a few select investments, a tightening of credit spreads and a general improvement in market conditions experienced during the three months ended March 31, 2018. The net realized and unrealized gains and losses on investments during the three months ended March 31, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the three months ended March 31, 2017.
The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$3,441
Realized gain (loss) on TRS assets	—	143
Receipt of prior period unsettled amounts	—	(3,787)
Unrealized appreciation (depreciation) on TRS assets	—	1,559
	—	1,356
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	1,178	126
Unrealized depreciation	(1,778)	(1,484)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	843	(1,278)
	243	(2,636)
Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	—	—
Unrealized depreciation	(8,203)	(4,036)
	(8,203)	(4,036)
Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	1,043	1,052
Unrealized depreciation	(786)	—
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination	—	—
	257	1,052
Total net change in unrealized (depreciation) appreciation on derivative instruments	$(7,703)	$(4,264)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.
The provision for taxes is attributable to investments held in our wholly-owned subsidiaries that are subject to U.S. federal, state and/or foreign income taxes.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Net assets increased $20.80 million and $19.91 million during the three months ended March 31, 2018 and 2017, respectively. Our operations resulted in net assets increasing $72.90 million and $84.72 million during the three months ended March 31, 2018 and 2017, respectively. The change in net assets during the three months ended March 31, 2017 was also partially attributable to increases caused by the reinvestment of distributions in the amount of $30.82 million during the three months ended March 31, 2017. Net assets decreased due to distributions to shareholders in the amount of $51.13 million and $62.26 million and the repurchase of shares of common stock in the amount of $0.97 million and $33.37 million during the three months ended March 31, 2018 and 2017, respectively.
Our net asset value per share was $19.72 and $20.25 on March 31, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.40 and $0.45 per share during the three months months ended March 31, 2018 and 2017, respectively, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 3.3% and 1.4% (not annualized) for shareholders who held our shares over the entire three-month period ending March 31, 2018 and 2017, respectively.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2. “Significant Accounting Policies” to our condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, requires estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results.
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
Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our condensed consolidated financial statements at fair value. See Note 3. “Investments,” in our condensed consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our condensed consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the Board, based on, among other things, the input of KKR, audit committee and independent third-party valuation firms.
We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmarks, derivatives or indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. These valuation models typically incorporate forward LIBOR (or other) interest rate curves to estimate future cash flows and utilize various techniques to establish a discount rate. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our condensed consolidated financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.
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
The table below presents information on the investments classified as Level 3 as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Fair value of investments classified as Level 3	$3,103,313	$3,215,250
Total fair value of investments	$3,991,937	$3,969,097
% of fair value classified as Level 3	77.7%	81.0%
Number of positions classified as Level 3	113	114
Total number of positions	187	171
% of positions classified as Level 3	60.4%	66.7%
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.
As discussed in Note 2. “Significant Accounting Policies” in our condensed consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our Board had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of March 31, 2018, our earnings per share would have increased (decreased) by $0.49 and our net asset value per share would have increased (decreased) by $0.49.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2018.
Contractual Obligations
Investment Advisory Agreement – On November 14, 2017, we entered into the Investment Advisory Agreement with KKR for the overall management of our investment activities. Pursuant to the Investment Advisory Agreement, KKR earned a base management fee equal to an annual rate of 1.5% of our average gross assets (excluding deferred offering expenses and, from and after April 11, 2016, cash and short-term investments), and an incentive fee based on our performance. The incentive fee was comprised of the following two parts:

(i)
a subordinated incentive fee on pre-incentive fee net investment income, paid quarterly, if earned, computed as the sum of (a) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average net assets but less than or equal to 2.1875% of average net assets, and (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average net assets, and

(ii)
an incentive fee on capital gains paid annually, if earned, equal to (a) 20% of all realized gains on a cumulative basis from inception, net of (1) all realized losses on a cumulative basis, (2) unrealized depreciation at year-end and (3) disregarding any net realized gains associated with the TRS interest spread, which represents the difference between (i) the interest and fees received on total return swaps, and (ii) the financing fees paid to the total return swaps counterparty, less (b) the aggregate amount of any previously paid incentive fee on capital gains.

Effective January 1, 2017, the subordinated incentive fee on income became subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and three preceding calendar quarters (or, if four calendar quarters have not passed, then the time period since January 1, 2017) exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and three preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the three preceding calendar quarters or period since January 1,

2017, whichever period is shorter. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and three preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.
Concurrent with the Listing, KKR agreed to certain waivers which may further reduce the amount of the investment advisory fees that are payable by us under the Investment Advisory Agreement. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable by us under the Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing
As of March 31, 2018, we had accrued a subordinated incentive fee on income of $12.37 million. See Note 6. “Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.
On April 9, 2018, we entered into a new investment advisory agreement with the Joint Advisor, which replaced the prior investment advisory agreement with KKR. For more information about our investment advisory agreement with the Joint Advisor, see “—Transition of Investment Advisory Services," above and Note 14. "Subsequent Events" in the condensed consolidated financial statements.
Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our condensed consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of March 31, 2018, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
Access CIG, LLC	$46
Armorica Investissements	5,645
Berner Food & Beverage, LLC	37,597
Boyne USA, Inc.	16,294
CommerceHub, Inc.	69,278
Frontline Technologies Holdings, LLC	12,140
National Debt Relief LLC	10,744
Ply Gem Holdings, Inc.	46,638
Revere Superior Holdings, Inc	13,838
Smile Brands, Inc.	3,589
Total unfunded revolvers/delayed draw loan commitments	$215,809
Unfunded term loans
Integro Ltd.	$21,022
Wheels Up Partners LLC	29,846
Total unfunded term loans	$50,868
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$5,000
Star Mountain SMB Multi-Manager Credit Platform, LP	15,955
Toorak Capital	1,967
Total unfunded equity commitments	$22,922

(1)	May be commitments to one or more entities affiliated with the named company.
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
Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of March 31, 2018, the credit facilities provided for $445.66 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our condensed consolidated financial statements for expanded discussion of our borrowings.)
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of March 31, 2018 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$607,662	$—	$—	$607,662	$—
SMBC Credit Facility	135,000	—	—	135,000	—
JPM Credit Facility	240,000	—	240,000	—	—
2014 Senior Secured Term Loan	384,000	4,000	380,000	—	—
2022 Notes	245,000	—	—	245,000	—
Interest and Credit Facilities Fees Payable(1)	212,795	76,746	115,208	20,841	—
Total	$1,824,457	$80,746	$735,208	$1,008,503	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of March 31, 2018.
Related Party Transactions
We have entered into agreements with our investment adviser and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisers and their affiliates for investment and advisory services and reimbursement of administrative and operating fees and costs. See Note 6. “Related Party Transactions” and Note 14. "Subsequent Events" in our condensed consolidated financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2017 for a discussion of the various related party transactions, agreements and fees.
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
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2018, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 2.77% and receive three-month LIBOR on an aggregate notional amount of $400 million. The interest rate swaps have quarterly settlement payments.
As of March 31, 2018, approximately 75% of our portfolio of debt investments, or approximately $2.59 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2018, approximately 88.9% of our portfolio of variable interest rate debt investments, or approximately $2.30 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. As of March 31, 2018, approximately 11.1% of our portfolio of variable interest rate debt investments, or approximately $287.58 million measured at par value, featured variable interest rates without any minimum base rates. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.
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
Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of March 31, 2018 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 11 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.
Based on our March 31, 2018 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of March 31, 2018 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(1.204)	$(6.758)	$5.554	$(2.000)
Up 50 basis points	$11.088	$6.833	$4.255	$2.000
Up 100 basis points	$22.176	$13.667	$8.509	$4.000
Up 150 basis points	$33.264	$20.500	$12.764	$6.000
Up 200 basis points	$44.352	$27.333	$17.019	$8.000

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

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 25% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2018. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.
As of March 31, 2018, approximately 37.6% of our fixed interest rate debt investments, or approximately $281.25 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.
We have computed a duration of approximately 4.7 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.7%, all other financial and market factors assuming to remain unchanged. A 4.7% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $13.22 million, or a 0.5% decline in net assets relative to $19.72 net asset value per share as of March 31, 2018.

Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as, amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of March 31, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2018, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of March 31, 2018			Reduction in Fair Value as of March 31, 2018 if 10% Adverse Change in Exchange Rate(2)	As of March 31, 2018
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€413,746	$503,985	$373,020	$37,302		€289,486	$324,048
Canadian Dollar	C$	—	—	—	—	C$	12,813	11,802
British Pound Sterling		£13,971	20,100	20,361	2,036		£27,722	33,848
Australian Dollar	A$	10,399	7,945	1,975	198	A$	2,536	1,984
Swedish Kronor	SEK	97,249	15,145	6,315	632	SEK	—	—
Total			$547,175	$401,671	$40,168			$371,682

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.

(2)	Excludes effect, if any, of any foreign currency hedges.
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
As of March 31, 2018, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $371.68 million, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2018, we had $57.66 million of outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.
During the three months ended March 31, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized losses of $0.65 million. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized losses of $8.92 million during the three months ended March 31, 2018. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None
Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser are applicable to the Joint Advisor, our current investment advisor.

Risks Related to our Investment Adviser and Administrator

On April 9, 2018, the Company entered into the Joint Advisor Investment Advisory Agreement, which replaced the Investment Advisory Agreement, dated November 14, 2017, by and between the Company and KKR. In addition, on April 9, 2018, the Company entered into the Joint Administrator Services Agreement, which replaced the Administrative Services Agreement, dated November 14, 2018, by and between the Company and KKR. Because the Joint Advisor is a newly-formed investment adviser jointly operated by an affiliate of FS Investments and KKR, the Joint Advisor does not have prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FS Investments and KKR have individually acted as investment advisers to BDCs previously, the Joint Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Joint Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments and KKR’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

There may be conflicts of interest related to obligations the Joint Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Joint Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Joint Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II, and the officers, managers and other personnel of the Joint Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Joint Advisor to manage our day-to-day activities and to implement our investment strategy. The Joint Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Joint Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR. The Joint Advisor and its employees will devote only as much of its or their time to our business as the Joint Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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

Item 3. Defaults Upon Senior Securities - None
Item 4. Mine Safety Disclosures – Not applicable
Item 5. Other Information - None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report

10.1	Second Amendment to Loan and Security Agreement, dated as of January 16, 2018, by and among CCT New York Funding, LLC, the Company, State Street Bank and JP Morgan Chase Bank (filed herewith).

31.1	Certification of Principal Executive Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer of Corporate Capital Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer and Principal Financial Officer of Corporate Capital Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2018.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Todd C. Builione
TODD C. BUILLIONE
President
(Principal Executive Officer)

By:	/s/ Thomas N. Murphy
THOMAS N. MURPHY
Chief Financial Officer
(Principal Financial and Accounting Officer)