Form 10-Q
period 2018-06-30
Corporate Capital Trust, Inc.
filed 2018-08-09
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2017
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of August 8, 2018 was 124,119,644.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Assets and Liabilities (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,214,260 and $3,319,093, respectively)	$3,152,849	$3,225,827
Non-controlled, affiliated investments (amortized cost of $336,507 and $298,489, respectively)	258,487	242,985
Controlled, affiliated investments (amortized cost of $697,995 and $540,609, respectively)	670,978	500,285
Total investments, at fair value (amortized cost of $4,248,762 and $4,158,191, respectively)	4,082,314	3,969,097
Cash	82,658	127,186
Cash denominated in foreign currency (cost of $7,217 and $3,724, respectively)	7,111	3,778
Restricted cash	905	51,181
Dividends and interest receivable	48,847	42,517
Receivable for investments sold	126,770	2,320
Principal receivable	6,339	3,389
Unrealized appreciation on swap contracts	4,674	3,763
Unrealized appreciation on foreign currency forward contracts	2,641	1,194
Receivable from advisers	707	2,802
Other assets	12,080	14,273
Total assets	4,375,046	4,221,500
Liabilities
Revolving credit facilities	1,175,000	965,000
Term loan payable, net	381,563	382,768
Unsecured notes payable, net	241,040	240,612
Payable for investments purchased	32,715	47,097
Unrealized depreciation on swap contracts	22,606	29,604
Unrealized depreciation on foreign currency forward contracts	2,340	3,401
Accrued performance-based incentive fees	11,710	8,418
Accrued investment advisory fees	5,262	5,214
Shareholders’ distributions payable	50,186	46,959
Deferred tax liability	1,442	178
Accrued directors' fees	23	—
Other accrued expenses and liabilities	10,243	7,147
Total liabilities	1,934,130	1,736,398
Commitments and contingencies (Note 11)
Net Assets	$2,440,916	$2,485,102
Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 124,663,131 and 127,130,589 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$125	$127
Paid-in capital in excess of par value	2,758,334	2,799,400
Undistributed net investment income	22,454	37,633
Accumulated net realized losses	(154,397)	(134,874)
Accumulated net unrealized depreciation on investments, swap contracts, foreign currency forward contracts and foreign currency translation (net of provision for taxes of $1,442 and $178, respectively)	(185,600)	(217,184)
Net assets	$2,440,916	$2,485,102
Net asset value per share	$19.58	$19.55

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $3, $1,528, $64 and $1,801, respectively)	$78,586	$75,894	$161,492	$159,629
Non-controlled, affiliated investments	2,234	3,122	3,975	3,122
Controlled, affiliated investments	2,691	—	2,691	—
Total interest income	83,511	79,016	168,158	162,751
Payment-in-kind interest income:
Non-controlled, non-affiliated investments	1,330	1,109	2,439	2,136
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	3,751	2,940	7,446	5,403
Total payment-in-kind interest income	5,081	4,049	9,885	7,539
Fee income:
Non-controlled, non-affiliated investments	4,179	5,645	4,886	8,250
Total fee income	4,179	5,645	4,886	8,250
Dividend and other income:
Non-controlled, non-affiliated investments	1,166	3,893	2,132	4,189
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	9,827	7,871	18,345	10,593
Total dividend and other income	10,993	11,764	20,477	14,782
Total investment income	103,764	100,474	203,406	193,322
Operating expenses
Investment advisory fees	15,563	20,914	30,778	41,685
Interest expense	22,272	15,207	42,086	29,355
Performance-based incentive fees	11,710	4,748	24,083	5,675
Professional services	2,631	1,959	3,893	3,005
Investment adviser expenses	267	1,713	460	2,609
Administrative services	796	770	1,457	1,610
Custodian and accounting fees	443	399	838	836
Offering expenses	—	122	—	327
Director fees and expenses	150	168	298	301
Other	528	1,362	972	2,141
Total operating expenses	54,360	47,362	104,865	87,544
Net investment income before taxes	49,404	53,112	98,541	105,778
Income tax expense (benefit), including excise tax	(22)	198	(375)	321
Net investment income	49,426	52,914	98,916	105,457
Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(11,179)	(85,586)	(16,127)	(70,108)
Controlled, affiliated investments	(12,797)	(7,567)	(12,797)	(7,413)
Swap contracts	787	11,995	2,411	14,311
Foreign currency forward contracts	6,653	(633)	4,477	(78)
Foreign currency transactions	3,471	2,397	2,513	1,882
Net realized losses	(13,065)	(79,394)	(19,523)	(61,406)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited), continued
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$2,624	$88,101	$31,855	$99,441
Non-controlled, affiliated investments	(13,088)	(2,879)	(22,516)	(708)
Controlled, affiliated investments	(5,193)	17,117	13,307	22,805
Swap contracts	15,855	(38,262)	7,909	(39,890)
Foreign currency forward contracts	2,265	(9,345)	2,508	(11,981)
Foreign currency translation	(519)	(393)	(215)	(725)
Provision for taxes	(231)	9,103	(1,264)	8,689
Net change in unrealized appreciation	1,713	63,442	31,584	77,631
Net realized and unrealized gains (losses)	(11,352)	(15,952)	12,061	16,225
Net increase in net assets resulting from operations	$38,074	$36,962	$110,977	$121,682
Net investment income per share	$0.39	$0.39	$0.78	$0.77
Diluted and basic earnings per share	$0.30	$0.27	$0.88	$0.89
Weighted average number of shares of common stock outstanding (basic and diluted)	126,056,390	137,064,172	126,558,009	137,275,134
Distributions declared per share	$0.50	$0.45	$0.90	$0.90

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income	$98,916	$105,457
Net realized gains (losses) on investments, swap contracts, foreign currency forward contracts and foreign currency transactions	(19,523)	(61,406)
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and foreign currency translation	31,584	77,631
Net increase in net assets resulting from operations	110,977	121,682
Distributions to shareholders from
Net investment income	(98,916)	(105,457)
Distributions in excess of net investment income (Note 8)	(15,179)	(18,870)
Net decrease in net assets resulting from shareholders’ distributions	(114,095)	(124,327)
Capital share transactions
Reinvestment of shareholders’ distributions	—	61,325
Repurchase of shares of common stock	(41,068)	(68,114)
Net increase/(decrease) in net assets resulting from capital share transactions	(41,068)	(6,789)
Total increase (decrease) in net assets	(44,186)	(9,434)
Net assets at beginning of period	2,485,102	2,759,332
Net assets at end of period	$2,440,916	$2,749,898
Capital share activity
Shares issued from reinvestment of distributions	—	3,005,031
Shares repurchased	(2,467,458)	(3,359,846)
Net increase (decrease) in shares outstanding	(2,467,458)	(354,815)
Undistributed net investment income at end of period	$22,454	$20,696

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net increase in net assets resulting from operations	$110,977	$121,682
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(952,928)	(819,207)
Decrease in payable for investments purchased	(14,382)	97,207
Payment-in-kind interest capitalized	(4,161)	(2,146)
Proceeds from sales of investments	395,878	248,741
Proceeds from principal payments	451,349	514,165
Net realized loss on investments	28,924	77,521
Net change in unrealized appreciation on investments	(22,646)	(121,538)
Net change in unrealized depreciation on swap contracts	(7,909)	39,890
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,508)	11,981
Net change in unrealized (appreciation) depreciation on foreign currency translation	215	725
Amortization of premium/discount, net	(10,321)	(11,882)
Amortization of deferred financing costs	2,634	2,038
Accretion of discount on term loan payable	207	200
Decrease (increase) in short-term investments, net	688	(1,439)
Increase in collateral on deposit with custodian	—	95,000
Decrease (increase) in dividends and interest receivable	(6,330)	7,101
Decrease (increase) in receivable for investments sold	(124,450)	24,217
Increase in principal receivable	(2,950)	(7,097)
Decrease in receivable from advisers	2,095	(3,589)
Decrease in deferred tax asset	—	(7,011)
Decrease in other assets	560	230
Increase (decrease) in accrued investment advisory fees	48	(449)
Increase (decrease) in accrued performance-based incentive fees	3,292	(157)
Increase in deferred tax liability	1,264	(1,679)
Increase (decrease) in other accrued expenses and liabilities	3,119	(393)
Net cash provided by operating activities	(147,335)	264,111
Financing Activities:
Payments on repurchases of shares of common stock	(41,068)	(68,114)
Distributions paid	(110,868)	(63,002)
Repayments under term loan payable	(2,000)	(2,000)
Borrowings under revolving credit facilities	583,449	298,500
Repayments of revolving credit facilities	(373,449)	(558,500)
Borrowings under unsecured notes payable	—	140,000
Repayments under repurchase agreement	—	(24,726)
Deferred financing costs paid	(40)	(2,829)
Net cash used in financing activities	56,024	(280,671)
Effect of exchange rate changes on cash	(160)	403
Net decrease in cash	(91,471)	(16,157)
Cash, cash denominated in foreign currency and restricted cash, beginning of period	182,145	146,613
Cash, cash denominated in foreign currency and restricted cash, end of period	$90,674	$130,456
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$34,609	$26,293
Taxes paid, including excise tax	$1,400	$3,820
Distributions reinvested	$—	$61,325
Change in distributions payable	$(3,227)	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loan—64.2%
A10 Capital, LLC	(f)(3)	Diversified Financials	L + 650	1.00%	5/1/2023	$30,265	$29,836	$29,945
Abaco Systems, Inc.	(f)(g)(h)(2)	Capital Goods	L + 600	1.00%	12/7/2021	62,166	60,384	60,254
ABB CONCISE Optical Group, LLC	(3)	Retailing	L + 500	1.00%	6/15/2023	13,121	13,151	13,252
Accuride Corp.	(h)(2)	Capital Goods	L + 525	1.00%	11/17/2023	18,211	17,893	18,484
ACG Materials	(f)(g)(3)	Materials	L + 700	1.00%	4/27/2024	427	427	351
	(f)(g)(3)		L + 700	1.00%	4/27/2024	18,788	18,600	18,571
Acosta Holdco, Inc.	(3)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	19,277	17,572	14,614
Advantage Sales & Marketing, Inc.	(3)	Commercial & Professional Services	L + 325	1.00%	7/23/2021	6,370	6,144	6,040
Agro Merchants Global, LP	(2)	Transportation	L + 375	1.00%	12/6/2024	699	696	702
Aleris International, Inc.	(3)	Materials	L + 475		2/27/2023	3,413	3,391	3,389
Alion Science & Technology Corp.	(3)	Capital Goods	L + 450	1.00%	8/19/2021	2,716	2,715	2,732
AltEn, LLC	(f)(i)(j)(k)(3)	Energy	L + 900 PIK (L + 900 Max PIK)		9/12/2018	42,747	29,836	2,137
AM General, LLC	(f)(g)(h)(3)	Capital Goods	L + 725	1.00%	12/28/2021	83,441	82,513	83,512

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
American Tire Distributors, Inc.	(3)	Automobiles & Components	L + 425	1.00%	9/1/2021	$6,895	$6,033	$4,521
Amtek Global Technology Pte. Ltd. (GER)	(f)(l)(m)(n)(EUR)	Automobiles & Components	5.00%		4/1/2023	€49,233	60,473	57,494
Apex Group Limited (GBR)	(f)(g)(l)(n)(2)	Diversified Financials	L + 650	1.00%	6/15/2025	$14,251	13,967	13,966
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022	5,522	5,491	5,584
Berner Food & Beverage, LLC	(f)(g)(h)(2)	Food & Staples Retailing	L + 675	1.00%	2/2/2023	56,395	55,868	53,353
Blackhawk Mining LLC	(f)(3)	Energy	L + 1050		2/26/2022	3,509	3,423	3,439
Charlotte Russe, Inc.	(f)(j)(2)	Retailing	8.50%		2/2/2023	9,452	9,476	8,114
Commercial Barge Line Co.	(3)	Transportation	L + 875	1.00%	11/12/2020	4,697	4,188	3,289
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,594	3,286
Distribution International, Inc.	(2)	Retailing	L + 500	1.00%	12/15/2021	28,170	23,747	26,903
Eagle Family Foods, Inc.	(f)(g)(2)	Food, Beverage & Tobacco	L + 650	1.00%	6/14/2023	835	793	793
	(f)(g)(h)(2)		L + 650	1.00%	6/14/2024	25,058	24,777	24,776
Frontline Technologies Group, LLC	(f)(g)(h)(3)	Software & Services	L + 650	1.00%	9/18/2023	61,449	60,488	59,567
Greystone & Co, Inc.	(f)(g)(2)	Diversified Financials	L + 800	1.00%	4/17/2024	37,781	37,451	38,869
Hunt Mortgage	(f)(g)(3)	Diversified Financials	L + 750	1.00%	2/14/2023	60,619	59,855	61,071
Integro Ltd./United States	(f)(g)(h)(3)	Insurance	L + 575		10/30/2022	25,800	25,672	25,671

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
JAKKS Pacific, Inc.	(f)(2)	Consumer Durables & Apparel	L + 900	1.50%	6/14/2021	$2,544	$2,525	$2,525
JHT Holdings, Inc.	(f)(g)(h)(3)	Capital Goods	L + 850	1.00%	5/4/2022	27,815	27,434	29,206
Jo-Ann Stores, Inc.	(2)	Retailing	L + 500	1.00%	10/20/2023	16,152	16,011	16,064
Koosharem, LLC	(2)	Commercial & Professional Services	L + 500	1.00%	4/10/2025	2,816	2,871	2,846
Matchesfashion, Ltd. (GBR)	(f)(g)(l)(n)(2)	Consumer Durables & Apparel	L + 462.50		10/16/2024	12,688	11,817	12,115
Murray Energy Corp	(f)(2)	Materials	L + 900	2.00%	2/12/2021	9,922	9,848	9,848
National Debt Relief, LLC	(f)(g)(h)(2)	Diversified Financials	L + 675	1.00%	5/31/2023	22,397	22,301	22,617
	(f)(g)(2)		L + 675	1.00%	5/31/2023	7,344	7,312	7,487
NBG Home	(h)(7)	Consumer Durables & Apparel	L + 550	1.00%	4/26/2024	25,513	25,057	25,513
NCI, Inc.	(f)(g)(h)(2)	Software & Services	L + 750	1.00%	8/15/2024	83,920	82,966	84,521
Nine West Holdings	(f)	Consumer Durables & Apparel	10.00%		12/31/2018	1,281	1,113	1,244
	(4)		P + 275	1.00%	10/8/2019	16,195	15,558	15,966
Onvoy, LLC	(2)	Telecommunication Services	L + 450	1.00%	2/10/2024	1,144	1,106	1,108

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Pacific Union Financial, LLC	(f)(3)	Diversified Financials	L + 750	1.00%	4/21/2022	$72,404	$71,483	$68,740
PAE Holding Corp.	(3)	Capital Goods	L + 550	1.00%	10/20/2022	3,204	3,197	3,222
Patriot Well Solutions, LLC	(f)(3)	Energy	L + 875	1.00%	3/31/2021	4,333	4,260	4,220
Payless, Inc.	(f)(3)	Retailing	L + 870	1.00%	8/10/2022	7,406	7,255	7,340
Petroplex Acidizing, Inc.	(f)(i)(3)	Energy	L + 725, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,696	22,696	22,511
	(f)(i)(k)	Energy	15% PIK (15.00% Max PIK)		12/5/2019	22,188	13,805	8,748
Qdoba Restaurant Corp.	(3)	Consumer Services	L + 700	1.00%	3/21/2025	12,968	12,711	13,098
Raley's	(h)(3)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	10,814	10,574	10,881
Revere Superior Holdings, Inc.	(f)(2)	Software & Services	L + 675	1.00%	11/21/2022	14,153	14,022	14,080
	(f)(g)(h)(2)		L + 675	1.00%	11/21/2022	65,407	64,822	65,856
	(f)(g)(h)(2)		L + 675	1.00%	11/21/2022	2,345	2,303	2,361
	(f)(2)		L + 675	1.00%	11/21/2022	3,162	3,070	2,517
Savers, Inc.	(2)	Retailing	L + 375	1.25%	7/9/2019	11,124	10,731	10,916
Sequa Corp.	(3)	Materials	L + 500	1.00%	11/28/2021	19,507	19,669	19,575
SIRVA Worldwide, Inc.	(h)(2)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	20,925	20,513	21,004

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
SMART Global Holdings Inc	(f)(h)(n)(2)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022	$43,766	$43,720	$44,167
Smile Brands Group, Inc.	(f)(h)(3)	Health Care Equipment & Services	L + 625	1.00%	8/15/2022	11,950	11,839	12,105
Sutherland Global Services, Inc.	(n)(2)	Software & Services	L + 537.50	1.00%	4/23/2021	1,474	1,423	1,419
	(n)(2)		L + 537.50	1.00%	4/23/2021	6,333	6,112	6,095
Sweet Harvest Foods Management Co	(f)(g)(h)(2)	Food & Staples Retailing	L + 675	1.00%	5/30/2023	26,886	26,770	25,050
Team Health, Inc.	(3)	Health Care Equipment & Services	L + 275	1.00%	2/6/2024	12,660	12,270	12,201
ThreeSixty Group	(f)(g)(h)(3)	Retailing	L + 700	1.00%	3/1/2023	51,095	50,472	50,112
	(f)(g)(h)(3)		L + 700	1.00%	3/1/2023	51,443	50,809	50,453
Utility One Source, LP	(3)	Capital Goods	L + 550	1.00%	4/18/2023	9,656	9,581	9,910
Vee Pak, Inc.	(f)(g)(h)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023	39,537	39,050	36,693
Virgin Pulse, Inc.	(f)(g)(h)(2)	Software & Services	L + 650	1.00%	5/22/2025	58,916	58,336	58,385
Wheels Up Partners, LLC	(f)(2)	Transportation	L + 850	1.00%	1/26/2021	14,257	14,211	14,258
	(f)(2)		L + 850	1.00%	8/26/2021	7,196	7,179	7,163
	(f)(2)		L + 710	1.00%	8/1/2024	23,193	23,115	23,292
	(f)(2)		L + 710	1.00%	11/1/2024	9,501	9,462	9,544
	(f)(2)		L + 710	1.00%	12/21/2024	29,846	29,662	29,696
	(f)(2)		L + 710	1.00%	12/21/2024	4,862	4,816	4,881

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
WireCo WorldGroup, Inc.	(3)	Capital Goods	L + 500	1.00%	9/29/2023	$2,619	$2,636	$2,637
Z Gallerie, LLC.	(f)(h)(k)(3)	Retailing	L + 650	1.00%	10/8/2020	31,206	31,041	19,184
Total First Lien Senior Secured Loan							$1,617,988	$1,568,053
Second Lien Senior Secured Loan—42.6%
Abaco Systems, Inc.	(f)(g)(2)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,482	$61,283
Access CIG, LLC	(3)	Software & Services	L + 775		2/27/2026	281	278	282
Advantage Sales & Marketing, Inc.	(3)	Commercial & Professional Services	L + 650	1.00%	7/25/2022	731	682	669
Agro Merchants Global LP (CYM)	(f)(l)(2)	Transportation	L + 800	1.00%	11/30/2025	15,000	14,644	14,878
Albany Molecular Research, Inc.	(3)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	8,265	8,319	8,275
Amtek Global Technology Pte. Ltd. (GER)	(f)(l)(m)(n)(EUR)	Automobiles & Components	5.00%		4/1/2023	€32,822	40,315	38,330
Belk, Inc	(f)(g)(2)	Retailing	10.50%		6/12/2023	$99,615	98,115	74,687
CommerceHub, Inc.	(f)(3)	Software & Services	L + 775	1.00%	6/30/2026	69,278	67,213	67,774
CTI Foods Holding Co., LLC	(3)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,059	17,646
Culligan International Co.	(f)(3)	Household & Personal Products	L + 850	1.00%	12/13/2024	65,984	65,338	66,355
Direct ChassisLink, Inc.	(3)	Transportation	L + 600		6/15/2023	1,315	1,346	1,330
EaglePicher Technologies, LLC	(3)	Capital Goods	L + 725		3/8/2026	2,970	2,948	2,983

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Emerald Performance Materials, LLC	(3)	Materials	L + 775	1.00%	8/1/2022	$2,041	$2,036	$2,048
Excelitas Technologies Corp.	(7)	Technology Hardware & Equipment	L + 750	1.00%	12/1/2025	7,344	7,475	7,523
FleetPride Corporation	(3)	Capital Goods	L + 900	1.25%	5/19/2023	18	18	18
Genoa, a QoL Healthcare Co., LLC	(3)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	10,828	10,690	10,991
Grocery Outlet, Inc.	(3)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	15,346	15,022	15,499
Higginbotham Insurance Agency, Inc.	(f)(3)	Insurance	L + 725	1.00%	12/19/2025	18,696	18,522	18,647
Integro Ltd/United States	(f)(2)	Insurance	L + 925		6/8/2025	4,778	4,730	4,730
Invictus	(3)	Materials	L + 675		3/30/2026	3,371	3,413	3,409
iParadigms Holdings, LLC	(2)	Software & Services	L + 725	1.00%	7/29/2022	21,868	21,761	21,650
Jo-Ann Stores, Inc.	(2)	Retailing	L + 925	1.00%	5/21/2024	610	601	605
LBM Borrower, LLC		Materials	L + 925	1.00%	8/20/2023	21,256	21,150	21,416
MedAssets, Inc.	(f)(g)(3)	Health Care Equipment & Services	L + 975	1.00%	4/20/2023	63,000	61,534	63,945
Misys, Ltd. (GBR)	(n)(2)	Software & Services	L + 725	1.00%	6/13/2025	8,403	8,346	8,117
NBG Home	(f)(2)	Consumer Durables & Apparel	L + 975	1.00%	9/30/2024	34,205	33,745	34,547
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/2023	5,955	5,998	5,996
One Call Medical, Inc.	(f)(i)(3)	Insurance	L + 375, 6.00% PIK (6.00% Max PIK)		4/30/2024	24,972	24,727	24,673
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 800	1.00%	4/30/2021	71,312	70,326	66,364
Petrochoice Holdings, Inc.	(f)(g)(3)	Capital Goods	L + 875	1.00%	8/21/2023	65,000	63,558	63,974
Plaskolite, LLC	(f)(3)	Materials	L + 800	1.00%	11/3/2023	53,793	52,714	53,833

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Polyconcept North America, Inc.	(f)(3)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	$29,376	$28,812	$30,257
Rockport (Relay)	(f)(i)(j)(2)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		8/31/2018	2,194	2,085	2,194
Sequa Corp.	(6)	Materials	L + 900	1.00%	4/28/2022	22,037	21,859	22,092
Sparta Systems, Inc.	(f)(g)(3)	Software & Services	L + 825	1.00%	7/27/2025	35,062	34,577	34,389
Sungard Public Sector, LLC	(f)(g)(3)	Software & Services	L + 850	1.00%	1/31/2025	16,109	15,968	15,954
Vertafore, Inc.	(f)(2)	Software & Services	L + 900	1.00%	6/30/2024	81,500	79,587	83,071
Vestcom International, Inc.	(f)(2)	Consumer Services	L + 850	1.00%	4/28/2024	58,000	57,320	58,580
WireCo WorldGroup, Inc.	(3)	Capital Goods	L + 900	1.00%	9/30/2024	11,281	11,218	11,394
Total Second Lien Senior Secured Loan							$1,062,531	$1,040,408
Other Senior Secured Debt—9.1%
Alliant Holdings I, Inc.	(o)	Insurance	8.25%		8/1/2023	$1,524	$1,580	$1,577
Angelica Corp.	(f)(i)	Health Care Equipment & Services	10.00% PIK (10.00% Max PIK)		12/30/2022	37,761	37,174	37,761
Artesyn Technologies, Inc.	(o)	Technology Hardware & Equipment	9.75%		10/15/2020	20,962	20,534	20,176
Avantor, Inc.	(o)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%		10/1/2024	10,250	10,412	10,165
Boyne USA, Inc.	(o)	Consumer Services	7.25%		5/1/2025	5,115	5,261	5,358
Cleaver-Brooks Inc	(o)	Capital Goods	7.88%		3/1/2023	14,542	14,901	15,015

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Cornerstone Chemical Co.	(o)	Materials	6.75%		8/15/2024	$11,133	$11,231	$10,924
Direct ChassisLink, Inc.	(o)	Transportation	10.00%		6/15/2023	14,026	14,889	14,938
DJO Finance, LLC	(o)	Health Care Equipment & Services	8.13%		6/15/2021	18,575	17,620	18,894
Genesys Telecommunications Laboratories, Inc.	(o)	Technology Hardware & Equipment	10.00%		11/30/2024	18,863	20,963	21,101
Maxim Crane Works LP / Maxim Finance Corp.	(o)	Capital Goods	10.13%		8/1/2024	899	999	969
PAREXEL International Corp.	(o)	Pharmaceuticals, Biotechnology & Life Sciences	6.38%		9/1/2025	1,334	1,290	1,281
Pattonair Holdings, Ltd.	(n)(o)	Capital Goods	9.00%		11/1/2022	8,350	8,505	8,642
Ply Gem Holdings, Inc.	(o)	Capital Goods	8.00%		4/15/2026	5,235	5,249	5,061
RedPrairie Corp.	(o)	Software & Services	7.38%		10/15/2024	1,034	1,074	1,067
Rockport (Relay)	(f)(i)(j)(k)	Consumer Durables & Apparel	15.00% PIK (15.00% Max PIK)		7/31/2022	39,344	35,336	13,988
SRS Distribution, Inc.	(o)	Capital Goods	8.25%		7/1/2026	12,230	12,213	12,169
Surgery Partners Holdings, LLC	(o)	Health Care Equipment & Services	8.88%		4/15/2021	479	492	495
Vivint, Inc.		Commercial & Professional Services	8.75%		12/1/2020	3,922	3,667	3,763
			7.88%		12/1/2022	8,787	8,678	8,754
			7.63%		9/1/2023	10,925	11,435	9,751
Total Other Senior Secured Debt							$243,503	$221,849
Total Senior Secured Loans							$2,924,022	$2,830,310

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Subordinated Debt—11.4%
Alion Science & Technology Corp.	(f)(g)(o)	Capital Goods	11.00%		8/19/2022	$68,603	$67,886	$66,743
AmWINS Group, Inc.	(o)	Insurance	7.75%		7/1/2026	2,241	2,241	2,280
ClubCorp Club Operations, Inc.	(o)	Consumer Services	8.50%		9/15/2025	23,366	23,099	22,344
Exemplis Corp.	(f)(i)(2)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	5,822	5,822	5,822
Hilding Anders (SWE)	(f)(i)(l)(m)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€99,748	109,337	81,971
	(f)(i)(k)(l)(m)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	3,026	507	1,037
	(f)(i)(k)(l)(m)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	3
	(f)(i)(k)(l)(m)(n)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	41,136	12,850	14,100
Home Partners of America, Inc.	(f)(j)(3)	Real Estate	L + 700	1.00%	10/8/2022	$42,857	42,202	43,067
Hub International, Ltd.	(o)	Insurance	7.00%		5/1/2026	1,820	1,818	1,802
Kenan Advantage Group, Inc.	(o)	Transportation	7.88%		7/31/2023	5,205	5,233	5,335
Surgery Center Holdings, Inc.	(o)	Health Care Equipment & Services	6.75%		7/1/2025	10,073	9,613	9,607
Team Health, Inc.	(o)	Health Care Equipment & Services	6.38%		2/1/2025	2,496	2,248	2,159

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Vertiv Group Corp.	(o)	Technology Hardware & Equipment	9.25%		10/15/2024	$22,971	$23,174	$22,626
Total Subordinated Debt							$306,969	$278,896
Asset Based Finance—16.9%
AMPLIT JV LP, Limited Partnership Interest	(f)(n)*	Diversified Financials				N/A	$7,137	$2,058
Bank of Ireland (IRL)	(f)(l)(n)(2)*	Banks	L + 1185		12/4/2027	$15,105	15,105	15,255
Central Park Leasing Aggregator, L.P. (LUX), Partnership Interest	(f)(l)(n)	Capital Goods	35.44%		5/31/2023	57,700	57,700	87,682
Comet Aircraft SARL (LUX), Common Shares	(f)(l)(m)(n)	Capital Goods	8.08%		2/28/2022	35,838	35,838	35,838
KKR Zeno Aggregator, LP (IRL)	(f)(l)(n)*	Capital Goods				10,737	10,737	10,737
LSF IX Java Investments Ltd. (IRL)	(f)(l)(n)(5)*(EUR)	Diversified Financials	E + 365		12/3/2019	€56,406	56,966	64,607
Montgomery Credit Holdings, LP, Membership Interest	(f)(n)	Diversified Financials				N/A	18,358	17,390
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(j)(l)(n)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(j)(l)(n)(p)*	Transportation				58,920	57,963	29,022
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)(n)	Diversified Financials				N/A	60,116	70,691
Toorak Capital Partners, LLC, Membership Interest	(f)(m)(n)*	Diversified Financials				N/A	62,358	74,032
	(f)(m)(n)					N/A	4,903	5,821
Total Asset Based Finance							$390,250	$413,133
See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Strategic Credit Opportunities Partners, LLC—12.6%
Strategic Credit Opportunities Partners, LLC	(f)(m)(n)	Diversified Financials				294,028	$294,028	$306,736
Strategic Credit Opportunities Partners, LLC							$294,028	$306,736
Equity/Other—10.4%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	$7,350	$7,070
AltEn, LLC, Membership Units	(f)(j)*	Energy				2,384	2,955	—
Amtek Global Technology Pte, Ltd. (GER), Ordinary Shares	(f)(l)(m)(n) *(EUR)	Automobiles & Components				5,735,799,959	30,687	29,205
Amtek Global Technology Pte, Ltd. (SGP), Trade Claim		Automobiles & Components				18,585,490	15,615	14,853
Angelica Corp., Limited Partnership Interest	(f)*	Health Care Equipment & Services				877,044	47,562	4,677
Belk, Inc., Units	(f)*	Retailing				1,642	7,846	3,916
Cengage Learning Holdings II, LP, Common Stock	(f)*	Media				227,802	7,529	3,582
Charlotte Russe, Inc., Common Stock	(f)(j)*	Retailing				22,575	12,478	—
Genesys Telecommunications Laboratories, Inc., Class A Shares	(f)*	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories, Inc., Class A1-A5 shares	(f)*	Technology Hardware & Equipment				3,463,150	120	733
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*	Technology Hardware & Equipment				41,339	—	—
	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*	Technology Hardware & Equipment				1,050,465	—	—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Hilding Anders (SWE), Arle PIK Interest	(f)(i)(k)(l)(m)(n)*(EUR)	Consumer Durables & Apparel	12.00% PIK (12.00% Max PIK)		12/31/2022	€3,834	$—	$—
Hilding Anders (SWE), Class A Common Stock	(f)(l)(m)(n)*(SEK)	Consumer Durables & Apparel				4,503,411	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(l)(m)(n)*(SEK)	Consumer Durables & Apparel				574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(l)(m)(n)*(EUR)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(l)(m)(n)*(SEK)	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	5,001
Home Partners of America, Inc., Common Stock	(f)(j)*	Real Estate				100,044	101,876	133,661
Home Partners of America, Inc., Warrants	(f)(j)*	Real Estate			8/7/2024	2,675	292	1,219
Jones Apparel Holdings, Inc., Common Stock	(f)	Consumer Durables & Apparel				5,451	872	—
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(f)(l)(n)*(AUD)	Consumer Services				N/A	7,945	1,903
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(m)(n)*	Diversified Financials				N/A	15,000	6,557
NBG Home, Common Stock	(f)*	Consumer Durables & Apparel				1,903	2,565	2,641
Nine West Holdings, Inc., Common Stock	(f)	Consumer Durables & Apparel				5,451	6,541	—
Petroplex Acidizing, Inc., Warrants	(f)*	Energy			12/29/2026	8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	3,639
Proserv Acquisition, LLC (GBR), Class A Common Units	(f)(j)(l)(n)*	Energy				2,635,005	33,547	15,283
Proserv Acquisition, LLC (GBR), Class A Preferred Units	(f)(j)(l)(n)*	Energy				837,780	5,392	9,802
Rockport (Relay), Class A Units	(f)(j)*	Consumer Durables & Apparel				219,349	—	—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)(n)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)(n)*(GBP)	Insurance				6,113,719	9,065	9,319
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	—
Towergate (GBR), Ordinary Shares	(f)(l)(n)*(GBP)	Insurance				116,814	173	178
Total Equity/Other							$333,493	$253,239
TOTAL INVESTMENTS — 167.2%(q)							$4,248,762	$4,082,314
LIABILITIES IN EXCESS OF OTHER ASSETS—(67.2%)								$(1,641,398)
NET ASSETS—100.0%								$2,440,916

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)
A summary of outstanding financial instruments at June 30, 2018 is as follows:
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2018	Unrealized Appreciation (Depreciation)
AUD	July 11, 2018	JP Morgan Chase Bank	A$	2,572 Sold	$1,973	$1,903	$70
CAD	September 11, 2018	State Street Bank and Trust Company	C$	22,837 Bought	(17,526)	(17,392)	(134)
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	27,149	2,179
EUR	July 6, 2018	State Street Bank and Trust Company		€10,250 Sold	11,891	11,972	(81)
EUR	July 6, 2018	State Street Bank and Trust Company		€10,500 Sold	12,181	12,264	(83)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	6,792	(435)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	26,852	(554)
EUR	August 31, 2018	JP Morgan Chase Bank		€84,000 Sold	97,705	98,521	(816)
GBP	January 11, 2023	JP Morgan Chase Bank		£1,721 Sold	2,634	2,439	195
GBP	January 11, 2023	JP Morgan Chase Bank		£1,936 Sold	2,942	2,745	197
GBP	July 6, 2018	State Street Bank and Trust Company		£2,400 Sold	3,167	3,168	(1)
GBP	July 13, 2018	JP Morgan Chase Bank		£29,125 Sold	38,291	38,455	(164)
GBP	July 16, 2018	State Street Bank and Trust Company		£14,000 Sold	18,415	18,487	(72)
Total					$233,656	$233,355	$301
Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$—	$(20,773)
				$—	$(20,773)
Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,450	$3,450
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,224	1,224
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	(1,833)	(1,833)
					$—	$2,841	$2,841
As of June 30, 2018, for the above contracts and/or agreements, the Company had sufficient cash and/or securities to cover the commitments or the collateral requirements, if any, of the relevant broker or exchange.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
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

(g)
Security or portion thereof was held within CCT New York Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of June 30, 2018.

(h)
Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation as of June 30, 2018.

(i)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(j)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2018 represented 10.6% of the Company’s net assets. Fair value as of June 30, 2018 and December 31, 2017 along with transactions during the six months ended June 30, 2018 in these affiliated investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	4,253	—	—	(2,116)	2,137	—	—	—	—
Home Partners of America, Inc.
Surbordinated Debt	76,500	600	(32,142)	(1,891)	43,067	—	3,606	—	—
Common Stock	122,652	—	—	11,009	133,661	—	—	—	—
Warrants	805	—	—	414	1,219	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	21,009	1	—	8,012	29,022	—	—	—	—
Rockport Company LLC
Term Loan	17,766	8,666	—	(10,250)	16,182	—	36	—	—
Class A Units	—	—	—	—	—	—	—	—	—
Charlotte Russe, Inc.
Term Loan	—	9,476	—	(1,362)	8,114	—	333	—	—
Common Stock	—	12,478	—	(12,478)	—	—	—	—	—
Proserv Acquisition LLC
Class A Preferred Units	—	5,392		4,410	9,802
Class A Common Units	—	33,547		(18,264)	15,283
Totals	$242,985	$70,160	$(32,142)	$(22,516)	$258,487	$—	$3,975	$—	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
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

***	Includes PIK interest income.

(k)	Investment was on non-accrual status as of June 30, 2018.

(l)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(m)
Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at June 30, 2018 represented 27.5% of the Company’s net assets. Fair value as of June 30, 2018 and December 31, 2017 along with transactions during the six months ended June 30, 2018 in these controlled investments were as follows (amounts in thousands):

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$35,760	$—	$(12,854)	$12,932	$35,838	$(12,797)	$1,520	$—	$902
Hilding Anders
Subordinated Debt	104,554	29	—	(7,472)	97,111	—	7,446	—	—
Class A Common Stock	3	—	—	(3)	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	409	—	—	4,592	5,001	—	—	—	—
KKR BPT Holdings Aggregator, LLC	5,376	2,000	—	(819)	6,557	—	—	—	—
Strategic Credit Opportunities Partners, LLC	300,652	—	—	6,084	306,736	—	—	—	15,533
Toorak Capital Partners, LLC	53,531	25,229	(4,108)	5,201	79,853	—	—	—	1,910
Amtek Global Technology Pte Ltd.
Term Loan	—	100,788	—	(4,964)	95,824	—	1,171	—	—
Ordinary Shares	—	30,687	—	(1,482)	29,205	—	—	—	—
Trade Claim	—	15,615	—	(762)	14,853	—	—	—	—
Totals	$500,285	$174,348	$(16,962)	$13,307	$670,978	$(12,797)	$10,137	$—	$18,345

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

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

(n)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 73.8% of the Company’s total assets represented qualifying assets.

(o)
This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act.

(p)	The issuer of this investment has elected to pay the stated dividend rate upon liquidation of the investment.

(q)
As of June 30, 2018, the aggregate gross unrealized appreciation for all securities and derivatives in which there was an excess of value over tax cost was $156,705; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $340,785; the net unrealized depreciation was $184,080; and the aggregate cost of securities for Federal income tax purposes was $4,248,762.

*	Non-income producing security.

(1)	Not used.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2018 was 2.34%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(3)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2018 was 2.09%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(4)
The interest rate on these investments is subject to a base rate PRIME rate, which at June 30, 2018 was 5.00%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(5)
The interest rate on these investments is subject to a base rate of 3-month EURIBOR, which at June 30, 2018 was (0.32%). The current base rate for each investment may be different from the reference rate on June 30, 2018.

(6)
The interest rate on these investments is subject to a base rate of 2-month LIBOR, which at June 30, 2018 was 2.17%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(7)
The interest rate on these investments is subject to a base rate of 6-month LIBOR, which at June 30, 2018 was 2.50%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

See notes to condensed consolidated financial statements.

Abbreviations:
AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.740 as of June 30, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.168 as of June 30, 2018.
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.320 as of June 30, 2018.
SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.112 as of June 30, 2018.
AUS - Australia
CYM - Cayman Islands
GER - Germany
GBR - United Kingdom
IRL - Ireland
LUX - Luxembourg
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
Through November 2017, the Company was externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and together with CNL, the “Former Advisers”), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Company’s investment portfolio. The Former Advisers are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provided the administrative services necessary for the Company to operate. On November 14, 2017, shares of the Company’s common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction, KKR became the sole investment adviser of the Company. On April 9, 2018, FS/KKR LLC, a newly formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (the "Joint Advisor") became the sole investment adviser of the Company. The Joint Advisor is registered as an investment adviser with the SEC.
As of June 30, 2018 the Company had various wholly owned subsidiaries including, among others, (i) CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (“CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies and (ii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC (collectively, the “Taxable Subsidiaries”), wholly-owned subsidiaries which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.
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
On April 9, 2018, the Joint Advisor became the investment adviser of the Company. Beginning November 14, 2017 and until April 8, 2018 KKR served the Company as its investment adviser. Prior to November 14, 2017, the Former Advisers served the Company as its investment adviser. The valuation process described below was substantially the same under each investment adviser.
The Company and its investment adviser undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments the market prices of which are not readily available, as described below:

•
Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm (external valuation), which provides a valuation range and/or by the Joint Advisor (internal valuation).

•
Valuation recommendations are formulated and documented by the Joint Advisor and reviewed by the Joint Advisor’s valuation committee. The Joint Advisor valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•
The Board then discusses the investment valuation recommendations with the Joint Advisor and the Company's independent third party valuation firm and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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
The Company relies primarily on information provided by managers of private investment funds in valuing the Company’s investments in such funds. The Joint Advisor monitors the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by the Board, in the absence of specific transaction activity in a particular private investment fund, the Board considers whether it is appropriate, in light of all relevant circumstances, to value the Company’s investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

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
Fee Income – The Joint Advisor or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Joint Advisor is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date.
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

2. Significant Accounting Policies (continued)

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
Management Fees – On April 9, 2018, the Joint Advisor became the investment adviser of the Company. Beginning November 14, 2017 and until to April 8, 2018 KKR served the Company as its investment adviser. Prior to November 14, 2017, the Former Advisers served the Company as its investment adviser. The management fees described below were calculated in substantially the same manner under each investment advisor.
The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to the Joint Advisor pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed consolidated statements of operations and accrued in the condensed consolidated statements of assets and liabilities as accrued performance-based incentive fees. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capitalized gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation

2. Significant Accounting Policies (continued)

at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, for GAAP purposes, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Joint Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Joint Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Company's Board authorizes, and the Company declares a cash dividend, then the Company's shareholders who have not "opted out" of the Company's dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash dividend. If the Company's shares are trading at a discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company may purchase shares in the open market in connection with the Company's obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company's common stock in connection with the Company's obligations under the dividend reinvestment plan even if the Company's shares are trading below net asset value.
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

2. Significant Accounting Policies (continued)

Reclassifications – On October 31, 2017, in anticipation of the Listing, the Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a 1-for-2.25 reverse stock split of the Company’s shares of common stock. As a result of the reverse stock split, every 2.25 shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock. In connection with the reverse stock split, the Company eliminated all outstanding fractional shares by rounding up the numbers of fractional shares held by each of the Company’s shareholders to the nearest whole number of shares as of November 3, 2017. The reverse stock split did not modify the rights or preferences of the Company’s common stock. All prior year share amounts have been reclassified to reflect the reverse stock split. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the reverse stock split is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Weighted average number of shares of common stock outstanding (as reported)	308,394,388	308,869,051
Weighted average number of shares of common stock outstanding (pro-forma)	137,064,172	137,275,134
Net investment income per share (as reported)	$0.17	$0.34
Net investment income per share (pro-forma)	$0.39	$0.77
Diluted and basic earnings per share (as reported)	$0.12	$0.39
Diluted and basic earnings per share (pro-forma)	$0.27	$0.89
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

3. Investments (continued)

As of June 30, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following (in thousands):

	As of June 30, 2018
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,617,988	$1,568,053	38.5%	64.2%
Second Lien Senior Secured Loans	1,062,531	1,040,408	25.5	42.6
Other Senior Secured Debt	243,503	221,849	5.4	9.1
Total Senior Debt	2,924,022	2,830,310	69.4	115.9
Subordinated Debt	306,969	278,896	6.8	11.4
Asset Based Finance	390,250	413,133	10.1	16.9
Strategic Credit Opportunities Partners, LLC	294,028	306,736	7.5	12.6
Equity/Other	333,493	253,239	6.2	10.4
Total Investments	$4,248,762	$4,082,314	100.0%	167.2%

	As of December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,712,750	$1,672,178	42.1%	67.3%
Second Lien Senior Secured Loans	978,764	943,753	23.8	38.0
Other Senior Secured Debt	148,754	141,302	3.6	5.7
Total Senior Debt	2,840,268	2,757,233	69.5	111.0
Subordinated Debt	393,053	381,677	9.6	15.4
Asset Based Finance	372,035	346,507	8.7	13.9
Strategic Credit Opportunities Partners, LLC	294,028	300,652	7.6	12.1
Equity/Other	258,119	182,340	4.6	7.3
Subtotal	4,157,503	3,968,409	100.0%	159.7
Short Term Investments	688	688		—
Total Investments	$4,158,191	$3,969,097		159.7%
As of June 30, 2018, debt investments on non-accrual status represented 2.9% and 1.5% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2017, debt investments on non-accrual status represented 2.9% and 1.2% of total investments on an amortized cost basis and fair value basis, respectively.
The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of June 30, 2018 and December 31, 2017 were as follows:

3. Investments (continued)

Industry Compositions	June 30, 2018	December 31, 2017
Capital Goods	14.7%	19.3%
Software & Services	14.5	11.4
Diversified Financials	11.9	10.0
SCJV	7.5	7.6
Retailing	6.9	6.7
Consumer Durables & Apparel	6.0	6.3
Real Estate	4.4	5.0
Health Care Equipment & Services	4.2	3.6
Materials	4.1	5.5
Transportation	3.9	3.2
Automobiles & Components	3.5	5.8
Consumer Services	2.6	2.0
Food & Staples Retailing	2.6	1.3
Household & Personal Products	2.5	2.6
Insurance	2.2	0.7
Commercial & Professional Services	1.8	2.9
Technology Hardware & Equipment	1.8	1.4
Energy	1.6	2.1
Food, Beverage & Tobacco	1.1	0.5
Semiconductors & Semiconductor Equipment	1.1	0.5
Pharmaceuticals, Biotechnology & Life Sciences	0.5	—
Banks	0.4	0.4
Media	0.2	1.2
Total	100.0%	100.0%
Geographic Dispersion (1)
United States	86.4%	84.4%
Germany	3.0	—
Luxembourg	3.0	2.9
Sweden	2.5	2.7
Ireland	2.2	2.0
United Kingdom	1.3	0.7
Virgin Islands, British	0.7	0.5
Cayman Islands	0.4	0.5
Singapore	0.4	3.5
Australia	0.1	0.1
Canada	—	2.5
Jersey	—	0.2
Total	100.0%	100.0%
Local Currency
U.S. Dollar	92.2%	91.3%
Euro	7.4	7.8
British Pound Sterling	0.2	0.2
Swedish Krona	0.1	—
Australian Dollar	0.1	—
Canadian Dollar	—	0.7%
Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV, a joint venture between the Company and Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market

3. Investments (continued)

companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV. As of June 30, 2018, the Company and Conway have funded approximately $336.03 million to SCJV, of which $294.03 was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of June 30, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of June 30, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $221.83 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
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
During the three and six months ended June 30, 2018 the Company sold investments with a fair value $206.85 million and $303.92 million, respectively, to SCJV and recognized a net realized gain of $3.06 million and $2.25 million, respectively, in connection with the transactions. As of June 30, 2018, $120.75 million of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.
As of June 30, 2018 and December 31, 2017, SCJV had total investments with a fair value of $636.81 million and $514.04 million, respectively. As of June 30, 2018 SCJV had one holding on non-accrual status representing 8.0% and 7.8% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2017, SCJV had no investments on non-accrual status.
Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Total debt investments (1)	$598,429	$522,210
Weighted average current interest rate on debt investments (2)	8.27%	7.04%
Number of portfolio companies in SCJV	41	35
Largest investment in a single portfolio company (1)	$71,379	$57,854
Unfunded Commitments	$16,924	$15,666

(1)	At par amount.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3. Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio
As of June 30, 2018 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loans —130.2%
Acosta Holdco, Inc.	(g)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	$3,982	$3,802	$3,019
American Freight, Inc.	(c)(1)	Retailing	L + 625	1.00%	10/31/2020	29,330	29,181	29,166
Bay Club, Co.	(g)(2)	Consumer Services	L + 650	1.00%	8/31/2022	8,842	8,903	8,942
Belk, Inc.	(2)	Retailing	L + 475	1.00%	12/12/2022	4,129	3,728	3,206
Brand Energy	(2)	Capital Goods	L + 425	1.00%	6/21/2024	17,871	17,904	17,926
Bugaboo International BV (NLD)	(d)(e)(f)(EUR)	Consumer Durables & Apparel	7.70% PIK (7.70% Max PIK)		3/20/2025	€25,120	29,441	28,551
Casual Dining Group, Ltd. (GBR)	(c)(d)(e)(h)(2)(GBP)	Consumer Services	L + 825, 0.5% PIK (0.5% Max PIK)		12/7/2020	£41,525	50,995	49,793
CommerceHub, Inc.	(2)	Software & Services	L + 375		5/2/2025	$2,167	2,170	2,178
Commercial Barge Line, Co.	(g)(1)	Transportation	L + 875	1.00%	11/12/2020	4,403	4,256	3,083
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	2,673	2,579	2,373
Dentix (SPN)	(c)(d)(3)(EUR)	Health Care Equipment & Services	E + 825		12/1/2022	€21,000	24,844	23,887
Eacom Timber Corp. (CAN)	(c)(d)(1)	Materials	L + 650	1.00%	11/30/2023	$71,379	71,443	71,159
EagleView Technology Corp.	(2)	Capital Goods	L + 350		7/15/2022	6,808	6,852	6,838
FleetPride Corporation	(1)	Capital Goods	L + 450	1.25%	11/18/2022	2,676	2,693	2,698
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 250	0.75%	8/18/2023	2,623	2,632	2,614
Huws Gray, Ltd (GBR)	(c)(d)(2)(GBP)	Materials	L + 550	0.50%	2/22/2025	£20,236	26,261	25,574
ID Verde (FRA)	(c)(d)(3)(EUR)	Commercial & Professional Services	E + 650		3/29/2025	€15,864	18,411	18,359
	(c)(d)(3)(GBP)	Commercial & Professional Services	E + 650		3/29/2025	£5,804	7,624	7,590
Koosharem, LLC	(g)(2)	Commercial & Professional Services	L + 500	1.00%	4/10/2025	$16,253	16,134	16,429
Marshall Retail Group, LLC	(c)(2)	Retailing	L + 600	1.00%	8/25/2020	16,124	15,372	15,792
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022	6,966	7,015	6,933
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	1,946	1,956	1,961
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 400	1.00%	10/30/2020	2,963	2,950	2,944

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost	Fair Value
Plaskolite, LLC	(5)	Materials	P + 250		11/3/2022		$4,018	$4,018	$4,013
Raley’s	(g)(1)	Food & Staples Retailing	L + 525	1.00%	5/18/2022		4,126	4,109	4,152
Savers, Inc.	(g)(2)	Retailing	L + 375	1.25%	7/9/2019		9,792	9,237	9,609
SMART Global Holdings, Inc.	(c)(g)(2)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		19,261	19,475	19,438
	(c)(g)(2)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		120	64	65
Standard Aero, Ltd.	(1)	Capital Goods	L + 375	1.00%	7/7/2022		980	985	983
Staples Canada (CAN)	(c)(d)(4)(CAD)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	35,400	27,001	27,093
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020		$18,991	18,602	19,023
Transplace	(1)	Transportation	L + 375	1.00%	10/9/2024		3,344	3,357	3,347
Utility One Source LP	(g)(1)	Capital Goods	L + 550	1.00%	4/18/2023		7,725	7,663	7,928
Vee Pak, LLC	(c)(g)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023		10,639	10,578	9,874
Total First Lien Senior Secured Loans								$462,235	$456,540
Second Lien Senior Secured Loans—11.0%
Grocery Outlet, Inc.	(g)(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022		$30,000	$30,281	$30,300
Sungard Public Sector LLC	(c)(g)(1)	Software & Services	L + 850	1.00%	1/31/2025		8,236	8,253	8,157
Total Second Lien Senior Secured Loans								$38,534	$38,457
Other Senior Secured Debt—2.5%
Artesyn Technologies, Inc.	(f)(g)	Technology Hardware & Equipment	9.75%		10/15/2020		$8,900	$8,010	$8,566
Total Other Senior Secured Debt								$8,010	$8,566
Total Senior Debt								$508,779	$503,563
Subordinated Debt—26.2%
Cemex Materials, LLC	(g)	Materials	7.70%		7/21/2025		$58,454	$66,638	$66,638
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025		7,211	7,449	7,502
Hillman Group, Inc.	(f)	Consumer Durables & Apparel	6.38%		7/15/2022		2,238	2,099	2,154
JC Penney Corp., Inc.		Retailing	8.13%		10/1/2019		53	55	55
Kenan Advantage Group, Inc.	(f)(g)	Transportation	7.88%		7/31/2023		7,692	7,540	7,884
Solera Holdings, Inc.	(f)	Software & Services	10.50%		3/1/2024		6,818	7,367	7,606
Total Subordinated Debt								$91,148	$91,839
Asset Based Finance —11.8%
GA Capital Specialty Lending Fund, Limited Partnership Interest	(c)	Diversified Financials				N/A		$33,650	$41,409
								$33,650	$41,409
TOTAL INVESTMENTS — 181.7%								$633,577	$636,811

3. Investments (continued)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Investments classified as Level 3.

(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

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

(g)	This investment is held by both the Company and SCJV as of June 30, 2018.

(h)	Investment was on non-accrual status as of June 30, 2018.

(1)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2018 was 2.09%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2018 was 2.34%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(3)
The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at June 30, 2018 was (0.32)%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(4)
The interest rate for these investments is subject to a 3 month CDOR, which at June 30, 2018 was 1.77%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(5)
The interest rate for these investments is subject to the base rate of PRIME, which at June 30, 2018 was 5.00%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

Abbreviations:
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US$ 1.320 as of June 30, 2018.
CAD - Canadian Dollar; local currency investments amount is denominated in Canadian Dollar. C$1/US$ 0.761 as of June 30, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1/US$ 1.168 as of June 30, 2018.
CAN - Canada
FRA - France
GBR - United Kingdom
NLD - Netherlands
SPN - Spain
CDOR - Canadian Banker Acceptance Rate
E - EURIBOR - Euro Interbank Offered Rate
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

Abbreviations:
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US$ 1.350 as of December 31, 2017.
EUR - Euro; local currency investment amount is denominated in Euros. €1/US$ 1.200 as of December 31, 2017.
GBR - United Kingdom
SPN - Spain
L - LIBOR - London Interbank Offered Rate, typically 1 or 3-Month
P - PRIME - U.S. Prime Rate
PIK - Payment-in-kind; the issuance of additional securities by the borrower to settle interest obligations.
E - EURIBOR - Euro Interbank Offered Rate
Below is selected balance sheet information for SCJV as of June 30, 2018 and December 31, 2017(in thousands):

	As of
	June 30, 2018	December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$636,811	$514,036
Cash and other assets	56,357	101,529
Total assets	693,168	615,565
Debt	221,829	268,221
Other liabilities	120,782	3,741
Total liabilities	342,611	271,962
Member’s equity	$350,557	$343,602

3. Investments (continued)

Below is selected statement of operations information for SCJV for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selected Statement of Operation Information
Total investment income	$13,180	$4,480	$26,186	$9,241
Expenses
Interest expense	3,087	1,181	5,865	2,342
Custodian and accounting fees	46	52	90	105
Administrative services	51	15	129	29
Professional services	54	8	135	25
Other	19	4	48	6
Total expenses	3,257	1,260	6,267	2,507
Net investment income	9,923	3,220	19,919	6,734
Net realized and unrealized losses	4,226	101	4,787	(1,139)
Net increase in net assets resulting from operations	$14,149	$3,321	$24,706	$5,595
4. Derivative Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	June 30, 2018	December 31, 2017
Cross currency swaps	Unrealized depreciation on swap contracts	$(20,773)	$(29,604)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	2,641	1,194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(2,340)	(3,401)
Interest rate swaps	Unrealized appreciation on swap contracts	4,674	3,763
Interest rate swaps	Unrealized depreciation on swap contracts	(1,833)	—
Total		$(17,631)	$(28,048)

4. Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six ended June 30, 2018 and 2017 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2018	2017	2018	2017
Cross currency swaps	Net realized gains (losses) on swap contracts	$(873)	$11,763	$339	$12,046
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	6,653	(633)	4,477	(78)
Interest rate swaps	Net realized gains (losses) on swap contracts	1,660	(262)	2,072	(749)
TRS	Net realized gains on swap contracts	—	494	—	3,014
Total		$7,440	$11,362	$6,888	$14,233

		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2018	2017	2018	2017
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$17,034	$(30,771)	$8,831	$(34,807)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,265	(9,345)	2,508	(11,981)
Interest rate swaps	Net change in unrealized depreciation on swap contracts	(1,179)	(2,738)	(922)	(1,686)
TRS	Net change in unrealized depreciation on swap contracts	—	(4,753)	—	(3,397)
Total		$18,120	$(47,607)	$10,417	$(51,871)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
State Street Bank and Trust Company	$2,179	$(371)	$—	$—	$1,808
Total	$2,179	$(371)	$—	$—	$1,808

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
BMO Capital Markets	$1,833	$—	$—	$(1,040)	$793
J.P. Morgan Chase Bank	22,742	(5,136)	—	—	17,606
Total	$24,575	$(5,136)	$—	$(1,040)	$18,399

4. Derivative Instruments (continued)

	As of December 31, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
State Street Bank and Trust Company	$899	$—	$—	$—	$899
Total	$899	$—	$—	$—	$899

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$33,005	$(4,058)	$—	$—	$28,947
Total	$33,005	$(4,058)	$—	$—	$28,947

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.
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
As of June 30, 2018 and December 31, 2017, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

4. Derivative Instruments (continued)

As of June 30, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2018	Unrealized Appreciation (Depreciation)
AUD	July 11, 2018	JP Morgan Chase Bank	A$	2,572 Sold	$1,973	$1,903	$70
CAD	September 11, 2018	State Street Bank and Trust Company	C$	22,837 Bought	(17,526)	(17,392)	(134)
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	27,149	2,179
EUR	July 6, 2018	State Street Bank and Trust Company		€10,250 Sold	11,891	11,972	(81)
EUR	July 6, 2018	State Street Bank and Trust Company		€10,500 Sold	12,181	12,264	(83)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	6,792	(435)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	26,852	(554)
EUR	August 31, 2018	JP Morgan Chase Bank		€84,000 Sold	97,705	98,521	(816)
GBP	January 11, 2023	JP Morgan Chase Bank		£1,721 Sold	2,634	2,439	195
GBP	January 11, 2023	JP Morgan Chase Bank		£1,936 Sold	2,942	2,745	197
GBP	July 6, 2018	State Street Bank and Trust Company		£2,400 Sold	3,167	3,168	(1)
GBP	July 13, 2018	JP Morgan Chase Bank		£29,125 Sold	38,291	38,455	(164)
GBP	July 16, 2018	State Street Bank and Trust Company		£14,000 Sold	18,415	18,487	(72)
Total					$233,656	$233,355	$301

As of December 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2017	Unrealized Appreciation (Depreciation)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	4,736 Sold	$3,624	$3,695	$(71)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	2,000 Bought	(1,512)	(1,560)	48
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,429	899
EUR	January 11, 2018	JP Morgan Chase Bank		€76,299 Sold	90,523	91,590	(1,067)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,033	(676)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	27,806	(1,508)
GBP	January 11, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,036)	(13,283)	247
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,424	(79)
Total					$152,927	$155,134	$(2,207)
As of June 30, 2018 and December 31, 2017, the Company’s open cross currency swaps were as follows ($ in thousands).

As of June 30, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(20,773)
				$(20,773)

As of December 31, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(26,362)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(3,242)
				$(29,604)

4. Derivative Instruments (continued)

As of June 30, 2018 and December 31, 2017, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $421.77 million and $377.13 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of June 30, 2018 and December 31, 2017 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of June 30, 2018				Hedges As of June 30, 2018
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€308,435	$360,190	$257,542		€310,236	$342,541
Canadian Dollars	C$	—	—	—	C$	12,813	11,802
British Pound Sterling		£—	—	—		£49,182	65,449
Australian Dollars	A$	—	—	—	A$	2,572	1,973
Total			$360,190	$257,542			$421,765

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017				Hedges As of December 31, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€363,882	$436,604	$309,257		€281,785	$311,287
Canadian Dollars	C$	35,641	28,354	27,640	C$	35,650	29,328
British Pound Sterling		£—	—	—		£27,722	34,401
Australian Dollars	A$	—	—	—	A$	2,736	2,112
Total			$464,958	$336,897			$377,128
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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of June 30, 2018 and December 31, 2017, the Company’s open interest rate swaps were as follows ($ in thousands).

As of June 30, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,450	$3,450
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,224	1,224
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	(1,833)	(1,833)
					$—	$2,841	$2,841
As of December 31, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$2,282	$2,282
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,481	1,481
					$—	$3,763	$3,763

4. Derivative Instruments (continued)

Equity Options and Warrants:
The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.25% and 0.05% of the Company’s net assets as of each of June 30, 2018 and December 31, 2017, respectively.
Below is a summary of the Company’s investments in equity options and warrants as of June 30, 2018 and December 31, 2017 (in thousands, except share amounts):

			As of June 30, 2018
Company	Expiration Date	No. Shares	Cost	Fair Value
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	5,001
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	1,219
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$15,280	$6,220

			As of December 31, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	$4,785	$—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	409
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	805
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$20,065	$1,214
The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2018 and December 31, 2017 generally reflect the volume of derivative activity throughout the periods presented.
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
The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest and fee income	$7,493	$11,526
Financing charge (1)	(8,769)	(10,131)
Net realized gains (losses)	1,770	1,619
Net realized gains on derivative instruments related to the TRS	$494	$3,014

(1)	Financing charge for the three and six months ended June 30, 2017 includes a make-whole fee of $6.40 million.

5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2018 and 2017 (in thousands):

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$673,658	$2,156,652	$2,830,310
Subordinated Debt	—	66,153	212,743	278,896
Asset Based Finance	—	—	413,133	413,133
Strategic Credit Opportunities Partners, LLC	—	—	306,736	306,736
Equity/Other	—	—	253,239	253,239
Total investments	$—	$739,811	$3,342,503	$4,082,314

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$2,641	$—	$2,641
Interest rate swaps	—	4,674	—	4,674
Liabilities
Cross currency swaps	—	(20,773)	—	(20,773)
Foreign currency forward contracts	—	(2,340)	—	(2,340)
Interest rate swaps	—	(1,833)	—	(1,833)
Total	$—	$(17,631)	$—	$(17,631)

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$623,922	$2,133,311	$2,757,233
Subordinated Debt	—	120,790	260,887	381,677
Asset Based Finance	—	—	346,507	346,507
Strategic Credit Opportunities Partners, LLC	—	—	300,652	300,652
Equity/Other	4,456	3,991	173,893	182,340
Subtotal	4,456	748,703	3,215,250	3,968,409
Short term investments	688	—	—	688
Total investments	$5,144	$748,703	$3,215,250	$3,969,097

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$1,194	$—	$1,194
Interest rate swaps	—	3,763	—	3,763
Liabilities
Cross currency swaps	—	(29,604)	—	(29,604)
Foreign currency forward contracts	—	(3,401)	—	(3,401)
Total	$—	$(28,048)	$—	$(28,048)
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 and year ended December 31, 2017.
The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.
At June 30, 2018, the Company held 123 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.3 billion and 81.9% of the total investment portfolio. At December 31, 2017, the Company held 114 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.22 billion and 81.0% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2018 and 2017 were as follows ($ in thousands):

5. Fair Value of Financial Instruments (continued)

			As of June 30, 2018
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,968,702	Discounted Cash Flow	Discount Rate	8.2% - 26.6% (11.4%)	Decrease
	187,950	Waterfall	EBITDA Multiple	3.90x - 11.80x (6.80x)	Increase
Subordinated Debt	115,632	Discounted Cash Flow	Discount Rate	9.3% - 15.1% (11.5%)	Decrease
	81,971	Waterfall	EBITDA Multiple	8.99x (8.99x)	Increase
	15,140	Option Pricing Model	Implied Volatility	30.0% (30.0%)	Increase
Asset Based Finance	222,830	Discounted Cash Flow	Discount Rate	5.2% - 18.0% (10.5%)	Decrease
	150,544	Waterfall	EBITDA Multiple	1.22x - 4.00x (2.58x)	Increase
	39,759	Net Asset Value	Price to Book Value	1.00x (1.00x)	Increase
Strategic Credit Opportunities Partners	306,736	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	134,880	Option Pricing Model	Equity Illiquidity Discount	10.0% (10.0%)	Decrease
	118,359	Waterfall	EBITDA Multiple	1.00x - 13.60x (5.30x)	Increase
Total	$3,342,503

			As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,769,358	Discounted Cash Flow	Discount Rate	1.30% - 24.30% (11.00%)	Decrease
	363,953	Waterfall	EBITDA Multiple	4.13x - 9.53x (6.89x)	Increase
Subordinated Debt	157,420	Waterfall	EBITDA Multiple	8.61x - 10.74x (9.51x)	Increase
	13,950	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
	89,517	Discounted Cash Flow	Discount Rate	9.10% - 14.30% (9.90%)	Decrease
Asset Based Finance	208,892	Discounted Cash Flow	Discount Rate	5.39% - 18.0% (12.0%)	Decrease
	116,606	Waterfall	EBITDA Multiple	1.31x - 4.00x (2.76x)	Increase
	21,009	Net Asset Value	Net Asset Value	N/A	Increase
Strategic Credit Opportunities Partners	300,652	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	173,481	Waterfall	Illiquidity Discount	0.00% - 20.00% (10.68%)	Decrease
	412	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
Total	$3,215,250

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

5. Fair Value of Financial Instruments (continued)

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
The following tables provide reconciliations for the three and six months ended June 30, 2018 and 2017 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended June 30, 2018
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total
Fair value balance as of April 1, 2018	$1,965,764	$267,634	$384,006	$303,102	$182,807	$3,103,313
Additions (1)	530,086	108	17,209	—	85,242	632,645
Net realized gains (losses) (2)	(2,394)	492	(12,797)	—	(3,841)	(18,540)
Net change in unrealized appreciation (depreciation) (3)	(20,182)	(18,778)	34,429	3,634	(10,025)	(10,922)
Sales or repayments (4)	(317,999)	(36,800)	(10,742)	—	(944)	(366,485)
Net discount accretion	1,377	87	1,028	—	—	2,492
Transfers into Level 3	—	—	—	—	—	—
Fair value balance as of June 30, 2018	$2,156,652	$212,743	$413,133	$306,736	$253,239	$3,342,503
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2018 (3)	$(31,998)	$(17,597)	$35,073	$3,634	$(14,429)	$(25,317)

5. Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2018
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total
Fair value balance as of January 1, 2018	$2,133,311	$260,887	$346,507	$300,652	$173,893	$3,215,250
Additions (1)	712,191	218	39,736	—	100,126	852,271
Net realized gains (losses) (2)	(7,037)	492	(12,797)	—	(4,133)	(23,475)
Net change in unrealized appreciation (depreciation) (3)	(19,877)	(9,499)	48,411	6,084	(7,137)	17,982
Sales or repayments (4)	(664,445)	(39,543)	(10,798)	—	(9,510)	(724,296)
Net discount accretion	2,509	188	2,074	—	—	4,771
Transfers into Level 3	—	—	—	—	—	—
Fair value balance as of June 30, 2018	$2,156,652	$212,743	$413,133	$306,736	$253,239	$3,342,503
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2018 (3)	$(25,372)	$(8,318)	$49,040	$6,084	$(13,739)	$7,695

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

	Three Months Ended June 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of April 1, 2017	$2,221,769	$413,583	$357,585	$98,266	$186,553	$4,753	$3,282,509
Additions (1)	234,099	481	31,805	—	60,619	—	327,004
Net realized gains (losses) (2)	(81,981)	(7,567)	—	—	(2,173)	494	(91,227)
Net change in unrealized appreciation (depreciation) (3)	113,517	28,948	6,385	(165)	(45,648)	(1,356)	101,681
Sales or repayments (4)	(319,102)	(24,950)	(6,451)	—	(834)	(3,891)	(355,228)
Net discount accretion	1,318	173	884	—	—	—	2,375
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of June 30, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (3)	$(11,004)	$17,876	$5,923	$(165)	$(48,085)	$—	$(35,455)

5. Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of January 1, 2017	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	444,072	1,076	65,804	—	62,768	—	573,720
Net realized gains (losses) (2)	(78,297)	(7,413)	—	—	(2,173)	3,014	(84,869)
Net change in unrealized appreciation (depreciation) (3)	118,542	36,555	1,748	(897)	(34,425)	—	121,523
Sales or repayments (4)	(484,194)	(25,104)	(23,380)	—	(2,034)	(6,411)	(541,123)
Net discount accretion	2,900	351	1,731	—	—	—	4,982
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of June 30, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (3)	$(4,045)	$25,483	$767	$(897)	$(37,168)	$—	$(15,860)

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

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the six months ended June 30, 2018 and 2017. Investments are transferred at fair value as of the beginning of the quarter in which they are transferred. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.
6. Related Party Transactions
The Joint Advisor receives, and KKR, CNL and certain CNL affiliates received, compensation or reimbursement for advisory services and other services in connection with the performance and supervision of administrative services and investment advisory activities.
Since April 9, 2018, the Company is a party to an investment advisory agreement with the Joint Advisor (the “Joint Advisor Investment Advisory Agreement”) for the overall management of the Company’s investment activities. Under the terms of the Joint Advisor Investment Advisory Agreement, the Joint Advisor earns a base management fee (referred to as an investment advisory fee) equal to an annual rate of 1.5% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets excludes cash and short-term investments. Concurrent with the Listing and prior to April 9, 2018, the Company was a party to an investment advisory agreement with KKR (the “Former KKR Investment Advisory Agreement”). Prior to the Listing, the Company was a party to an investment advisory agreement with CNL, (the “Former CNL Investment Advisory Agreement”). The terms of both the Former KKR Investment Advisory Agreement and the Former CNL Investment Advisory Agreement were substantially the same as the Joint Advisor Investment Advisory Agreement. Also prior to the Listing, the Company and CNL had entered into a sub-advisory agreement with KKR (the “Former Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. CNL compensated KKR for advisory services that it provided to the Company with 50% of the base management fees and performance-based incentive fees that CNL received under the Former CNL Investment Advisory Agreement.
The Joint Advisor also earns a performance-based incentive fee comprised of a subordinated incentive fee on income and an incentive fee on capital gains. KKR and CNL earned similar performance-based incentive fees pursuant to the Former KKR Investment Advisory Agreement and Former CNL Investment Advisory Agreement, respectively. The subordinated incentive fee on pre-incentive fee net investment income (as defined in the Investment Advisory Agreement) is paid quarterly if earned, and is computed as the sum of (a) 100% of quarterly pre-incentive fee net investment income in excess of 1.75% of average net

6. Related Party Transactions (continued)

assets but less than or equal to 2.1875% of average net assets, and (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average net assets.
Under the Joint Advisor Investment Advisory Agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of pre-incentive fee net investment income when pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters.
Under the Former CNL Investment Advisory Agreement, the subordinated incentive fee on income became subject to a total return requirement on January 1, 2017. The terms of the total return requirement under the Former CNL Investment Advisory Agreement were similar to the Joint Advisor Investment Advisory Agreement, except the calculation covered the then-current and three preceding calendar quarters and base management fees were added to the calculation of "cumulative net increase in net assets resulting from operations." The Former KKR Investment Advisory Agreement contained a total return requirement similar to that in the Former CNL Investment Advisory Agreement. Additionally, concurrently with the Listing, KKR agreed to certain waivers. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the Former KKR Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing.

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
In addition, under the terms of the Joint Advisor Investment Advisory Agreement, the Joint Advisor is entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions. Under the terms of the Former KKR Investment Advisory Agreement (and previously under the terms of the Former Sub-Advisory Agreement), KKR was entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.
Since April 9, 2018, the Company is a party to an administrative services agreement with the Joint Advisor (the "Joint Advisor Administrative Services Agreement") whereby the Joint Advisor performs, and oversees the performance of, various administrative services on behalf of the Company. Administrative services include transfer agency oversight and supervisory services, shareholder communication services, general ledger accounting services, calculating the Company’s net asset value, maintaining required corporate and financial records, financial reporting for the Company and its subsidiaries, internal audit services, reporting to the Company’s Board and lenders, preparing and filing income tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports, overseeing the payment of the Company’s expenses and shareholder distributions, administering the Company’s share repurchase program, and management and oversight of service providers in their performance of administrative and professional services rendered for the Company. The Company agreed to reimburse the Joint Advisor for the professional services and expenses it incurs in performing its administrative obligations on behalf of the Company. Concurrent with the Listing and prior to April 9, 2018, the Company was a party to an administrative service agreement (the "Former KKR Administrative Services Agreement") with KKR with similar terms. Prior to Listing, the Company was a party to an administrative service agreement (the "Former CNL Administrative Services Agreement") with CNL with similar terms.

6. Related Party Transactions (continued)

Related party fees, expenses and expenses incurred on behalf of the Company during the three and six months ended June 30, 2018, and 2017 are summarized below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2018	2017	2018	2017
FS/KKR	Joint Advisor Investment Advisory Agreement: Base management fees (investment advisory fees)	$14,271	$—	$14,271	$—
KKR	Former KKR Investment Advisory Agreement: Base management fees (investment advisory fees)	1,292	—	16,507	—
CNL and KKR	Former CNL Investment Advisory Agreement: Base management fees (investment advisory fees)	—	20,914	—	41,685
FS/KKR	Joint Advisor Investment Advisory Agreement: Subordinated incentive fee on income(1)	11,710	—	11,710	—
KKR	Former KKR Investment Advisory Agreement: Subordinated incentive fee on income(1)	—	—	12,373	—
CNL and KKR	Former CNL Investment Advisory Agreement: Subordinated incentive fee on income(1)	—	4,748	—	5,675
FS/KKR	Joint Advisor Investment Advisory Agreement: Investment expenses reimbursement(2)	267	—	267	—
KKR	Former KKR Investment Advisory Agreement: Investment expenses reimbursement(2)	—	1,713	193	2,609
FS/KKR	Joint Administrative Services Agreement: Administrative and compliance services	453	—	453	—
KKR	Former KKR Administrative Services Agreement: Administrative and compliance services	44	—	486	—
CNL	Former CNL Administrative Services Agreement: Administrative and compliance services	—	519	—	1,054

(1)
Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, a subordinated incentive fee on income of $11.71 million and $8.42 million, respectively, was payable to the Company's investment adviser.

(2)
Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs amounted to $0.11 million and $0.22 million for the three and six months ended June 30, 2018, respectively, and $0.19 million and $0.29 million during the three and six months ended June 30, 2017, respectively. Prior to November 14, 2017, these expenses were reimbursed pursuant to the Sub-Advisory Agreement.

The Joint Advisor is, and KKR was, obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $2.50 million and $3.21 million during the three and six months ended June 30, 2018, respectively, and $2.01 million and $3.72 million during the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, $0.71 million and $2.80 million, respectively, of capital structuring fees were receivable from the Joint Advisor.
Indemnification – The Joint Advisor Investment Advisory Agreement contains certain indemnification provisions in favor of the Joint Advisor, its directors, officers, associated persons, and its affiliates. In addition, the Company’s articles of incorporation contain certain indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons. As of June 30, 2018, management believed that the risk of incurring any losses for such indemnification was remote.
7. Fee Income
Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2018	2017	2018	2017
Capital structuring fees	$2,499	$2,007	$3,206	$3,723
Break-up fees	—	3,621	—	3,621
Amendment fees	1,020	17	1,020	906
Commitment fees	140	—	140	—
Consent fees	520	—	520	—
Total	$4,179	$5,645	$4,886	$8,250

8. Distributions

The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2018, and 2017 are presented in the tables below (in thousands, except per share amounts).

	Six Months Ended June 30,
	2018				2017
	Per Share		Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.90	(1)	$114,095	100.0%	$0.90	$124,327	100.0%
From net investment income	0.78		98,916	86.7	0.76	105,457	84.8
Distributions in excess of net investment income	0.12		15,179	13.3	0.14	18,870	15.2

(1)	Includes a special cash distribution in the amount of $0.10125 per share.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2018, and 2017 (in thousands).

Six Months Ended June 30,	2018	2017
Ordinary income component of tax basis undistributed earnings	$42,127	$98,473
Offering expenses	—	327
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,508	(11,981)
Net change in unrealized appreciation on total return swaps	—	(3,397)
Total (1)	$44,635	$83,422

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.
For the six months ended June 30, 2018, the tax-related sources of distributions of $44.64 million were greater than the distributions in excess of net investment income of $15.18 million. None of the distributions declared during the year ended December 31, 2017 were classified as a tax basis return of capital.
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
With respect to each distribution pursuant to the DRP, the Company reserves the right to either issue new shares of its common stock or purchase such shares in the open market. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (a) if the market price per share is equal to or greater than the net asset value per share, then the Company will issue shares of its common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (b) if the market price per share is less than the net asset value per share, then, in the Company's sole discretion, (i) shares of its common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) the Company will issue shares of its common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of the Company's common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which the Company issues such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company's common stock purchased in the open market. During the three and six months ended June 30, 2018, the administrator for the Company's DRP purchased 147,204 and 314,050 shares of common stock, respectively, for an average price per share of $16.94 and $16.57, respectively, in the open market and distributed such shares to participants in the Company’s DRP.

9. Share Transactions

During the six months ended June 30, 2017, the Company issued 3,005,031 shares of common stock pursuant to its distribution reinvestment plan, for total proceeds of $61.33 million and average proceeds per share of $20.41. The Company did not issue any shares of common stock to satisfy the reinvestment portion of distributions paid during the six months ended June 30, 2018 and instead purchased shares on the open market.
In February 2018, the Company's Board authorized a share repurchase program. Under the program, the Company may repurchase up to $50 million in the aggregate of the Company's outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. On March 15, 2018, the Company entered into a share repurchase plan (the "Repurchase Plan"). Under the Repurchase Plan, the Company may repurchase up to $25 million in the aggregate of its outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. The Repurchase Plan will be in effect until February 26, 2019, unless extended or until the aggregate purchase price for all shares repurchased under the plan reaches $25 million. The Repurchase Plan does not require the Company to repurchase any specific number of shares. The Repurchase Plan may be suspended, extended, modified or discontinued at any time. As of June 30, 2018, the Company has repurchased 2,467,458 shares under the Repurchase Plan for an aggregate purchase price of $41.07 million and an average price per share of $16.64, including commissions paid.
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
The following table is a summary of the share repurchases completed under the Company's share repurchase program during the six months ended June 30, 2017 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	3,383,256	1,647,860	$33,369	49%	$20.25
May 24, 2017	3,414,328	1,711,986	$34,745	50%	$20.30
Total	6,797,584	3,359,846	$68,114	49%

10. Borrowings

The Company’s outstanding borrowings as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	As of June 30, 2018						As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$735,000	(3)	$735,000		$958,000	(2)	$615,000	$615,000
SMBC Credit Facility(1)	300,000		200,000		200,000		300,000		110,000	110,000
JPM Credit Facility(1)	300,000		240,000		240,000		300,000		240,000	240,000
Total credit facilities	1,558,000		1,175,000		1,175,000		1,558,000		965,000	965,000
2014 Senior Secured Term Loan	383,000		383,000		381,563	(4)	385,000		385,000	382,768	(4)
2022 Notes	245,000		245,000		241,040	(5)	245,000		245,000	240,612	(5)
Total borrowings	$2,186,000		$1,803,000		$1,797,603		$2,188,000		$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)	There were no borrowings denominated in Euros or British Pound Sterling as of June 30, 2018.

(4)
Comprised of outstanding principal less the unaccreted original issue discount of $0.37 million and $0.58 million and deferring financing costs of $1.06 million and $1.65 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Comprised of outstanding principal less deferred financing costs of $3.96 million and $4.39 million as of June 30, 2018 and December 31, 2017, respectively.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2018 were 4.70% and 2.6 years, respectively, and as of December 31, 2017 were 4.45% and 3.0 years, respectively.
Senior Secured Revolving Credit Facility
The Company is a party to a revolving credit facility (as amended, the “Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The Senior Secured Revolving Credit Facility provides for loans to be made in U.S. dollars and other foreign currencies up to an aggregate amount of $958 million, with an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1.34 billion. Availability under the Senior Secured Revolving Credit Facility will terminate on April 15, 2020 (the “Termination Date”) and the outstanding loans will mature on April 15, 2021. In addition, the Senior Secured Revolving Credit Facility requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Termination Date. The Senior Secured Revolving Credit Facility is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Tokyo Funding and CCT New York Funding, and provides for a guaranty by certain other subsidiaries of the Company.
The stated borrowing rate under the Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also pays an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Senior Secured Revolving Credit Facility for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

10. Borrowings (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$7,389	$5,517	$13,382	$10,880
Unused commitment fees	278	250	746	464
Amortization of deferred financing costs	506	487	996	969
Total interest expense	$8,173	$6,254	$15,124	$12,313
Weighted average interest rate	4.16%	3.37%	4.06%	3.25%
Average borrowings	$712,579	$664,989	$664,829	$681,597
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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$1,699	$778	$3,012	$1,494
Unused commitment fees	117	83	199	168
Amortization of deferred financing costs	206	140	409	280
Total interest expense	$2,022	$1,001	$3,620	$1,942
Weighted average interest rate	4.07%	2.98%	3.88%	2.89%
Average borrowings	$167,637	$105,775	$156,685	$104,978
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
Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 2.50% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 0.70% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$2,792	$2,273	$5,337	$3,782
Unused commitment fees	106	130	219	317
Amortization of deferred financing costs	100	109	207	217
Total interest expense	$2,998	$2,512	$5,763	$4,316
Weighted average interest rate	4.67%	4.25%	4.48%	4.17%
Average borrowings	$240,000	$218,000	$240,000	$184,624
2014 Senior Secured Term Loan
The Company is party to a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan matures in May 2019, and generally bears interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan includes an accordion feature permitting the Company to expand the facility if certain conditions are satisfied; provided, however, that the aggregate amount of the 2014 Senior Secured Term Loan is limited to the amount as determined from time to time which would not cause the covered debt amount (i.e., the Company’s aggregate debt under both the 2014 Senior Secured Term Loan and the Senior Secured Revolving Credit Facility, other permitted debt and certain other unsecured debt) to exceed the borrowing/collateral base. The 2014 Senior Secured Term Loan is secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Tokyo Funding and CCT New York Funding.
Maturities of the 2014 Senior Secured Term Loan for each of the next two years, in aggregate, as of June 30, 2018 were as follows (in thousands):

2018	$2,000
2019	381,000
$383,000
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$5,395	$4,353	$10,225	$8,491
Amortization of original discount	105	101	207	200
Amortization of deferred financing costs	298	286	588	568
Total interest expense	$5,798	$4,740	$11,020	$9,259
Weighted average interest rate	5.75%	4.70%	5.48%	4.57%
Average borrowings	$383,978	$387,989	$384,470	$388,486

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
The components of interest expense for the 2022 Notes for the three and six months ended June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$3,062	$58	$6,125	$58
Amortization of deferred financing costs	219	4	434	4
Total interest expense	$3,281	$62	$6,559	$62
Weighted average interest rate	5.00%	5.20%	5.00%	5.20%
Average borrowings	$245,000	$140,000	$245,000	$140,000
Credit Facility Compliance
In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2018, the Company believes it was in compliance with the covenant requirements for all of its credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes.
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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and six months ended June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Stated interest expense	$192	$860
Unused commitment fees	353	421
Total interest expense	$545	$1,281
Weighted average interest rate	2.14%	1.96%
Average borrowings	$36,236	$88,816

10. Borrowings (continued)

CS Facility
The Company was a party to a debt financing arrangement with Credit Suisse Securities (Europe) Limited (“CS”). The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.
On June 30, 2016, the Company purchased a portion of a Tranche B term loan issued by LSF IX Java Investments, Ltd (the “Tranche B Loan”) with a par value of €56.41 million from Credit Suisse AG. The company financed a portion of the purchase by entering into a repurchase transaction with CS effective as of June 30, 2016 (the “CS Facility”). Under the terms of the CS Facility, CS purchased the Tranche B Loan from the Company for a purchase price of €22.28 million. The Company, on a monthly basis, repurchased the Tranche B Loan from CS and subsequently resold the Tranche B Loan to CS. The final repurchase transaction occurred on June 30, 2017. The repurchase price paid to CS for each repurchase of the Tranche B Loan was equal to the purchase price paid by CS for the Tranche B Loan plus interest thereon accrued at EURIBOR plus a spread of 0.75% for the term of the first repurchase transaction and 1.50% for each subsequent repurchase transaction. The Company recorded interest expense of $0.09 million and $0.18 million for the CS Facility for the three and six months ended June 30, 2017. The CS Facility was terminated on June 29, 2017. The Company has no further obligations under the CS Facility.
11. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2018, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)	Commitment Amount
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$14,123
Access CIG, LLC	15
ACG Materials, LLC	6,148
Berner Food & Beverage, LLC	37,597
Eagle Family Foods, Inc.	2,923
Frontline Technologies Holdings, LLC	12,140
GC Agile Holdings Limited	14,638
National Debt Relief LLC	7,163
Nine West Holdings, Inc.	1,281
Patriot Well Solutions LLC	2,167
Revere Superior Holdings, Inc.	11,147
Smile Brands, Inc.	3,589
Total unfunded revolvers/delayed draw loan commitments	$112,931
Unfunded term loans
Savers, Inc. (2)	$68,617
Wheels Up Partners LLC	14,923
Total unfunded term loans	$83,540
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$5,000
Star Mountain SMB Multi-Manager Credit Platform, LP	13,444
Toorak Capital	34,396
Total unfunded equity commitments	$52,840

(1)	May be commitments to one or more entities affiliated with the named company.

(2)	As of the date of this filing, the unfunded commitments have expired.
As of June 30, 2018, the Company also has an unfunded commitment to provide $143.47 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.

11. Commitments and Contingencies (continued)

As of June 30, 2018, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(1.33) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2018, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2018 and December 31, 2017.
12. Income Taxes
The Company is subject to federal, state, foreign income, and foreign withholding taxes. For the three months ended June 30, 2018 and 2017, the company recorded a tax expense of $0.21 million and $(7.38) million, respectively, and had an effective tax rate of 0.19% and (24.9)%, respectively. For the six months ended June 30, 2018 and 2017, the company recorded a tax expense of $0.95 million and $(6.57) million, respectively, and had an effective tax rate of 0.85% and (5.7)%, respectively.

As of June 30, 2018 and December 31, 2017, the Company had a net deferred tax liability of $1.44 million and $0.18 million, respectively. These deferred tax items are primarily comprised of basis differences in partnerships and liabilities, net operating losses, unrealized investment depreciation, and valuation allowances of $18.29 million and $16.81 million, respectively.

13. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of year	$19.55	$20.09
Net investment income(1)	0.78	0.77
Net realized and unrealized gain (loss)(1)(2)	0.09	0.11
Net increase resulting from investment operations	0.87	0.88
Distributions from net investment income(3)	(0.78)	(0.77)
Distributions from realized gains(3)	—	—
Distributions in excess of net investment income(3)(4)	(0.12)	(0.13)
Net decrease resulting from distributions to common shareholders	(0.90)	(0.90)
Issuance of common stock above net asset value(5)	—	—
Repurchases of common stock	0.06	—	(6)
Net increase resulting from capital share transactions	0.06	—
Net asset value, end of period	$19.58	$20.07
OPERATING PERFORMANCE PER SHARE
Total investment return-net asset value(7)	5.66%	4.40%
Total investment return-market value(8)	3.26%	—
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,440,916	$2,479,898
Average net assets(9)	$2,509,232	$2,773,234
Average borrowings(9)	$1,690,984	$1,473,845
Shares outstanding, end of period	124,663	136,997
Weighted average shares outstanding	126,558	137,275
Ratios to Average Net Assets:(8)
Total operating expenses	4.16%	3.17%
Net investment income	3.94%	3.80%
Portfolio turnover rate	21%	19%
Asset coverage ratio(10)	2.35	2.85

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

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

(7)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (a) one share plus (b) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering

13. Financial Highlights (continued)

price, net of sales load, on each monthly distribution payment date. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(8)
Total investment return-market value is calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value assumes a purchase of common stock at the current market price on the first day of the period and a sale at the current market price on the last day of the period, plus any distributions declared and payable as of the end of the period. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. Total investment return-market value is not annualized.

(9)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.

(10)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

14. Subsequent Events
On July 22, 2018, the Company entered into a definitive agreement with FS Investment Corporation (“FSIC”) under which the Company will be merged with and into FSIC, with FSIC surviving the merger (the "Proposed Merger"), subject to the conditions in the agreement. Under the terms of the agreement, the Company’s shareholders will receive a number of FSIC shares with an aggregate net asset value (“NAV”) equal to the aggregate NAV of the shares of the Company they hold, as determined no more than two business days before closing. The combined company will trade under the ticker symbol "FSIC" on the New York Stock Exchange and will remain externally managed by the Joint Advisor. The Proposed Merger is subject to approval by FSIC and the Company’s shareholders and other customary closing conditions.

On July 17, 2018, the Company completed the purchase of 102,745 shares of its common stock for an average price per share of $16.64 in the open market in order to satisfy the reinvestment portion of the dividends declared in May 2018.
On July 20, 2018, the Company completed all repurchases under the Repurchase Plan with the repurchase of 3,010,945 shares of its outstanding common stock under the Repurchase Plan for an aggregate purchase price of $50.00 million and an average price per share of $16.61, including commissions paid.
On August 6, 2018, the Company’s Board declared a distribution of $0.40219 to shareholders of record as of September 28, 2018, payable on October 9, 2018.
On August 9, 2018 (the “Effective Date”), the Company entered into a senior secured revolving credit facility (the “2018 Senior Secured Revolving Credit Facility”) with FSIC, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A. (“JPMCB”) as administrative agent, ING Capital LLC (“ING”) as collateral agent and the lenders party thereto. As of the Effective Date, the 2018 Senior Secured Revolving Credit Facility provides that the Company may borrow up to a sublimit of $1.45 billion of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the 2018 Senior Secured Revolving Credit Facility and subject to the oversight and approval of the Board. The 2018 Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500,000 of additional commitments. The 2018 Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25 million. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries including FCF LLC, CCT Holdings LLC and CCT Holdings II LLC. The Company’s obligations under the 2018 Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Availability under the 2018 Senior Secured Revolving Credit Facility will terminate on August 8, 2022 (the “Revolver Termination Date”) and the outstanding loans under the 2018 Senior Secured Revolving Credit Facility will mature on August 8, 2023.  The 2018 Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.

14. Subsequent Events (continued)

The proceeds of the 2018 Senior Secured Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all borrowings outstanding on the Effective Date under the Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan.
Interest under the 2018 Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 1.75% or 2.00%, depending on collateral levels. The Company will also pay an annual commitment fee on any unused commitment amounts between 0.375% and 0.50%, depending on utilization levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.
Statement Regarding Forward-Looking Information
The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our investment adviser and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our investment adviser to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the year ended December 31, 2017 and Item 1A in Part II of this Quarterly Report.
The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
Overview
We were incorporated under the general corporation laws of the State of Maryland on June 9, 2010 and commenced business operations on June 17, 2011. We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Through November 2017, we were externally managed by CNL Fund Advisors Company (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” and, together with CNL, the “Former Advisers”) under the Former CNL Investment Advisory Agreement and the Former CNL Administrative Services Agreement. On November 14, 2017, shares of our common stock commenced trading on the New York Stock Exchange with the ticker symbol “CCT” (the “Listing”). Concurrent with the Listing, KKR acquired certain of CNL’s assets primarily used in its role as investment adviser to the Company, and in connection with that transaction and through April 8, 2018, KKR became our sole investment adviser under the Former KKR Investment Advisory Agreement. In addition, we entered into a new administrative services agreement with KKR, the terms of which were substantially similar to our prior administrative services agreement with CNL, pursuant to which KKR replaced CNL as our administrator.
On April 9, 2018, we entered into a new investment advisory agreement (the “Joint Advisor Investment Advisory Agreement”) with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”). The Joint Advisor Investment Advisory Agreement replaced the KKR Former Investment Advisory Agreement, as further described below under “Changes to Advisory Structure and Other Agreements.” In addition, we entered into a new administrative services agreement with the Joint Advisor (the “Joint Administrative Services Agreement”), which replaced the Former KKR Administrative Services Agreement, as further described below under “Changes to Advisory Structure and Other Agreements.”
Our Former Advisers and KKR were, and commencing April 9, 2018, our Joint Advisor is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both the Former Advisers and KKR were, and the Joint Adviser is, registered as investment advisers with the Securities and Exchange Commission (the “SEC”).

Changes to Advisory Structure and Other Agreements
In December 2017, our board of directors (the "Board") approved an investment advisory agreement and administrative services agreement to be entered into between us and our Joint Advisor (subject to approval by our shareholders). In January 2018, we filed a definitive proxy statement soliciting shareholder approval of these new agreements, each of which would replace the Former KKR Investment Advisory Agreement and the Former KKR Administrative Services Agreement. The Company’s shareholders approved these agreements at a special meeting on March 26, 2018.
On April 9, 2018, we entered into a new investment advisory agreement with the Joint Advisor, which replaced the Former KKR Investment Advisory Agreement, dated November 14, 2017, by and between our company and KKR (the “KKR Investment Advisory Agreement”).
We pay the Joint Advisor a fee for its services under the Joint Advisor Investment Advisory Agreement consisting of two components—a base management fee based on the average value of our gross assets and an incentive fee based on our performance. The base management fee is calculated at an annual rate of 1.50% of the average value of our gross assets. The terms of the incentive fee are substantially the same as those of the KKR Investment Advisory Agreement.
On April 9, 2018, we also entered into the Joint Administrative Services Agreement, which replaced the Administrative Services Agreement, dated November 14, 2017, by and between our company and KKR (the “KKR Administrative Agreement"). Under the Joint Advisor Administrative Services Agreement, the Joint Advisor serves as our administrator. The terms of the Joint Administrative Services Agreement, including the services to be provided by the Joint Advisor as administrator and the amount of reimbursements to be paid by us for certain administrative expenses, are substantially the same as those of the KKR Administrative Services Agreement.
Additional information on the above agreements can be located in our Form 8-K filed with the SEC on April 9, 2018.
Proposed Merger
On July 22, 2018, we entered into a definitive agreement with FS Investment Corporation (“FSIC”) under which our Company will be merged with and into FSIC, with FSIC surviving the merger (the "Proposed Merger"), subject to the conditions in the agreement. Under the terms of the agreement, our shareholders will receive a number of FSIC shares with an aggregate net asset value (“NAV”) equal to the aggregate NAV of our shares they hold, as determined no more than two business days before closing. The combined company will trade under the ticker symbol "FSIC" on the New York Stock Exchange and will remain externally managed by the Joint Advisor. The Proposed Merger is subject to approval by FSIC and our shareholders and other customary closing conditions. FSIC and our Company expect to close the Proposed Merger in the fourth quarter of 2018. Additional information on the Proposed Merger can be located in our Form 8-K filed with the SEC on July 23, 2018.
Investment Objective, Investment Program and Primary Investment Types
Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the Joint Advisor's network. We define originated transactions as any investment where the Joint Advisor negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. We refer to these originated transactions together as our “Originated Strategies.” We anticipate that a substantial portion of our investment portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also invest in structured products, such as collateralized loan obligations, and loan participations and assignments. On April 3, 2018, we obtained an amended exemptive order (the “SEC Exemptive Order”) from the SEC extending the co-investment exemptive relief previously granted to us by the SEC in June 2017 to allow us, together with the other business development companies managed by the Joint Advisor, to co-invest in privately negotiated investment transactions with certain other accounts managed by KKR.
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
Our investment strategy is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Joint Advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.
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

•
Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former Joint Advisor personnel or associated persons.

We also co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of June 30, 2018, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of June 30, 2018, we had funded approximately $294.03 million of our commitment. SCJV had $350 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”) with a maturity date of September 29, 2021. As of June 30, 2018, our investment in SCJV was approximately $306.74 million at fair value. We do not consolidate SCJV in our consolidated financial statements.
Our investment activity may vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned and thinly traded U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, cash available from operations and the amount of capital we may borrow.
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

Financial and Operating Highlights
The following table presents financial and operating highlights as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and 2017:

As of (in thousands, except ratios and per share amounts)	June 30, 2018	December 31, 2017
Total assets	$4,375,046	$4,221,500
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,342,331	$4,174,403
Investments in portfolio companies	$4,082,314	$3,968,409
Borrowings	$1,803,000	$1,595,000
Net assets	$2,440,916	$2,485,102
Net asset value per share	$19.58	$19.55
Leverage ratio (Borrowings/Adjusted total assets)	42%	38%

Activity for the Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017
Average net assets	$2,509,232	$2,773,234
Average borrowings under credit facilities and term loan	$1,690,984	$1,473,845
Purchases of investments	$952,928	$819,207
Sales, principal payments and other exits	$847,227	$762,906
Net investment income	$98,916	$105,457
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	$(19,523)	$(61,406)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$31,584	$77,631
Net increase in net assets resulting from operations	$110,977	$121,682
Total distributions declared	$114,095	$124,327
Net investment income per share	$0.78	$0.77
Earnings per share	$0.88	$0.89
Distributions declared per share outstanding for the entire period	$0.90	$0.90

Summary of Common Stock Activity for the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2018	2017
Reinvestment of distributions (1)	$—	$61,325
Average net proceeds per share (1)	$—	$20.41
Shares issued in connection with reinvestment of distributions (1)	—	3,005,031

(1)	We did not issue any shares of common stock to satisfy the reinvestment portion of distributions paid during the six months ended June 30, 2018 and instead purchased shares on the open market.
Business Environment
Our focus is on Originated Strategy investments because they offer an illiquidity premium over broadly syndicated investments and often have better structures therefore have attractive risk-adjusted returns today. As of June 30, 2018, 83% of total investments at fair market value were in Originated Strategy Investments. An additional focus is on senior secured investments which represented 75% of the portfolio (excluding the impact of SCJV) and also floating rate investments which comprised 77% of the portfolio as of June 30, 2018. We believe that our Company’s investment strategy, and as a closed-ended business development company, offers a route for investors to access these risk adjusted returns over the long term without being subject to the technical pressures of more broadly syndicated or traded assets.

We believe this has been evident over the first six months of 2018 as the more broadly syndicated traditional sub-investment grade credit asset classes sold off due to fears of a global trade war and a more hawkish stance from the European Central Bank and US Federal Reserve. During the six months ended June, 2018, the high yield index returned just 0.08%. Similarly, emerging market debt returned -5.2% for the year-to-date. Floating rate loans were a more stable asset class and returned +2.2% for the first 6 months of the year.

Portfolio and Investment Activity
Portfolio Investment Activity as of and for the six months ended June 30, 2018 and 2017
The following tables summarize our investment activity as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	June 30, 2018	December 31, 2017
Total fair value	$4,082,314	$3,968,409
No. portfolio companies	132	113
No. debt investments	151	124
No. asset based finance investments	12	10
No. equity/other investments	33	35

	Investment Portfolio Activity Summary ($ in thousands)				TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017	2017	2017
Purchases of Investments:
First Lien Senior Secured Loans	$362,431	$373,810	$596,284	$560,323	$28,075	$40,411
Second Lien Senior Secured Loans	144,146	89,102	166,176	113,204	3,913	4,661
Other Senior Secured Debt	37,770	62,825	113,493	65,144	1,542	1,542
Subordinated Debt	7,901	3,723	29,847	9,517	—	—
Asset Based Finance	17,208	31,804	39,736	65,803	—	—
Equity/Other	5,392	3,065	7,392	5,216	—	—
Total	$574,848	$564,329	$952,928	$819,207	$33,530	$46,614
Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans	$248,901	$285,719	$611,925	$419,785	$210,386	$244,425
Second Lien Senior Secured Loans	63,250	20,658	64,274	55,761	44,673	44,673
Other Senior Secured Debt	5,416	28,354	24,621	75,212	4,939	4,939
Subordinated Debt	117,577	32,247	120,534	186,735	12,422	12,458
Asset Based Finance	10,742	6,451	10,798	23,380	—	—
Equity/Other	6,509	834	15,075	2,033	—	—
Total	$452,395	$374,263	$847,227	$762,906	$272,420	$306,495
Portfolio Company Additions	21	26	38	31	—	2
Portfolio Company Exits	(17)	(12)	(19)	(32)	(41)	(45)
Debt Investment Additions(1)	44	47	66	57	—	9
Debt Investment Exits(1)	(31)	(36)	(37)	(62)	(46)	(56)

(1)	Debt investment additions and exits includes any asset based finance investments with a stated interest rate or expected return.
The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in its cost basis as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended June 30, 2018 and 2017 was $(15.66) million and $102.34 million, respectively, for our Investment Portfolio. The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2018 and 2017 was $22.65 million and $121.54 million, respectively, for our Investment Portfolio. The net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2017 was $(1.17) million and $0.39 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.
As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies as a main element of our investment strategy. Through our Originated Strategies investments we are able to participate alongside KKR’s institutional clients and proprietary funds in certain investments. Our total new fundings of Originated Strategies investments, at par, plus future expected fundings related to such investments, totaled approximately $679.01 million and $467.92 million for the six months ended June 30, 2018 and 2017, respectively, representing 33% and 51% of approximately $2.03 billion and $910.13 million in total originations by KKR in Originated Strategies investments for each respective period.
The following summarizes our investment activity associated with our investment focus on new originated investments during the six months ended June 30, 2018 and 2017 and the status of originated investments held in the Investment Portfolio as of June 30, 2018 and 2017:

	June 30,
Originated Strategies Activity for the Six Months Ended ($ in thousands)	2018	2017
Number of investments, by issuer	23	14
Total amount of investments, at cost (1)	$649,987	$515,664
Percentage of total investment activity (2)	68.2%	62.9%
Fee income recognized in connection with originated transactions	$3,206	$3,723

Originated Strategies Investments Summary as of ($ in thousands)	June 30, 2018	December 31, 2017
Total investments, at fair value	$3,397,739	$3,343,924
Percentage of total Investment Portfolio, at fair value	83.2%	84.3%
Weighted average annual yield of debt investments (3)(4)	10.9%	9.7%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

(2)	Percentage of total investment activity excludes our investments in SCJV.

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

(4)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 5.7% and 4.4%, respectively, for the six months ended June 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of June 30, 2018 and December 31, 2017, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	June 30, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,617,988	$1,568,053	$1,712,750	$1,672,178
Second Lien Senior Secured Loans	1,062,531	1,040,408	978,764	943,753
Other Senior Secured Debt	243,503	221,849	148,754	141,302
Total Senior Debt	2,924,022	2,830,310	2,840,268	2,757,233
Subordinated Debt	306,969	278,896	393,053	381,677
Asset Based Finance	390,250	413,133	372,035	346,507
Strategic Credit Opportunities Partners, LLC	294,028	306,736	294,028	300,652
Equity/Other	333,493	253,239	258,119	182,340
Total	$4,248,762	$4,082,314	$4,157,503	$3,968,409

The weighted average yield on debt investments at amortized cost held in our Investment Portfolio as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
Asset Category	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield
Senior Debt (2)(3)
First Lien Senior Secured Loans	$1,543,306	9.3%	$1,646,602	8.9%
Second Lien Senior Secured Loans	1,062,531	11.1%	972,306	10.3%
Other Senior Secured Debt	208,167	8.6%	119,999	9.4%
Subordinated Debt (2)(3)	292,673	11.4%	378,757	9.8%
Asset Based Finance (2)(3)(4)	165,609	19.2%	69,997	11.8%

(1)	Excludes investments on non-accrual status.

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

(3)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 5.7% and 4.4%, respectively, for the six months ended June 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

(4)	Includes any investments with a stated interest rate or expected return.
The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of June 30, 2018 and December 31, 2017:

	Investment Portfolio as of
Floating interest rate debt investments:	June 30, 2018	December 31, 2017
Percent of debt portfolio	74.2%	78.4%
Percent of floating rate debt investments with interest rate floors	91.9%	91.9%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate (1)	731 bps	719 bps
Weighted average years to maturity	4.8	4.7
Fixed interest rate debt investments:
Percent of debt portfolio	25.8%	21.6%
Weighted average coupon rate (1)	11.3%	9.5%
Weighted average years to maturity	4.6	4.7

(1)	Excludes investments on non-accrual status.
All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.70% and 2.37%, and 1.00% and 1.30% during the six months ended June 30, 2018 and 2017, respectively, and was 2.34% and 1.69% on June 30, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.
Our weighted average annual yield on debt investments, adjusting for any non-accreting or partial accrual investments, was 10.5% and 9.5% as of June 30, 2018 and December 31, 2017, respectively. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 5.7% and 4.4%, respectively, for the six months ended June 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio as of June 30, 2018 and December 31, 2017, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)
	June 30, 2018		December 31, 2017
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$66,725	1.7%
BB-	34,663	0.9	30,512	0.8
B+	26,863	0.7	52,336	1.3
B	158,853	3.9	184,924	4.7
B-	167,442	4.1	110,375	2.8
CCC+	423,831	10.4	438,159	11.0
CCC	185,742	4.5	171,561	4.3
CCC-	22,167	0.5	34,370	0.9
CC	—	—	9,114	0.2
D	15,966	0.4	—	—
Not rated	3,046,787	74.6	2,870,333	72.3
Total	$4,082,314	100.0%	$3,968,409	100.0%
The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands) (1)	June 30, 2018	December 31, 2017
Total number of all investments with PIK feature	13	11
Par value of all investments with PIK feature	$396,219	$366,248
Total number of all investments that have active PIK election	13	11
Par value of all investments that have active PIK election	$396,219	$366,248
Percent of debt investment portfolio with active PIK election, at par value	11.1%	10.5%
Number of originated investments with PIK feature and active PIK election	13	10
Par value of originated investments with PIK feature and active PIK election	$396,219	$359,563

(1)	Includes investments on non-accrual status.

	Six Months Ended June 30,
PIK Interest Income Activity for the Year Ended (in thousands)	2018	2017
PIK interest income	$9,885	$7,539
PIK interest income as a percentage of interest income and PIK interest income	5.6%	4.4%
PIK interest income as a percentage of total investment income	4.9%	3.9%

As of June 30, 2018, our Investment Portfolio consisted of 132 portfolio companies, diversified across 23 industry classifications, as compared to our Investment Portfolio as of December 31, 2017 which consisted of 113 portfolio companies, diversified across 21 industry classifications. The following table presents a summary of our Investment Portfolio as of June 30, 2018 and December 31, 2017, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)
	June 30, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$599,535	14.7%	$764,598	19.3%
Software & Services	593,469	14.5	453,296	11.4
Diversified Financials	483,851	11.9	398,106	10.0
SCJV	306,736	7.5	300,652	7.6
Retailing	281,546	6.9	267,358	6.7
Consumer Durables & Apparel	246,741	6.0	251,908	6.3
Real Estate	177,947	4.4	199,957	5.0
Health Care Equipment & Services	172,835	4.2	140,339	3.6
Materials	165,456	4.1	215,827	5.5
Transportation	158,328	3.9	125,080	3.2
Automobiles & Components	144,403	3.5	227,742	5.8
Consumer Services	106,867	2.6	79,605	2.0
Food & Staples Retailing	104,783	2.6	53,280	1.3
Household & Personal Products	103,048	2.5	104,334	2.6
Insurance	88,877	2.2	27,628	0.7
Commercial & Professional Services	73,263	1.8	114,560	2.9
Technology Hardware & Equipment	72,159	1.8	54,228	1.4
Energy	66,140	1.6	85,053	2.1
Food, Beverage & Tobacco	46,501	1.1	21,455	0.5
Semiconductors & Semiconductor Equipment	44,167	1.1	20,698	0.5
Pharmaceuticals, Biotechnology & Life Sciences	19,721	0.5	—	—
Banks	15,255	0.4	15,105	0.4
Media	9,578	0.2	47,600	1.2
Telecommunication Services	1,108	—	—	—
Total	$4,082,314	100.0%	$3,968,409	100.0%
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

The following table shows the distribution of our Investment Portfolio on the A to E risk grading scale at fair value as of June 30, 2018 and December 31, 2017:

	Investment Portfolio as of (in thousands)
	June 30, 2018		December 31, 2017
Risk Grade	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
A	$1,409,990	34.5%	$1,682,750	42.4%
B	1,532,409	37.5	1,190,791	30.0
C	945,924	23.2	846,518	21.3
D	89,280	2.2	135,683	3.4
E	104,711	2.6	112,667	2.9
Total	$4,082,314	100.0%	$3,968,409	100.0%
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV was formed pursuant to the terms of a limited liability company agreement between our company and Conway. Pursuant to the terms of the agreement, we and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway, have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we perform certain day-to-day management responsibilities on behalf of SCJV. As of June 30, 2018, the Company and Conway have funded approximately $336.03 million to SCJV, of which $294.03 was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of June 30, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Canadian dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of June 30, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $221.83 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
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
During the three and six months ended June 30, 2018 we sold investments with a fair value $206.85 million and $303.92 million, respectively, to SCJV and recognized a net realized gain of $3.06 million and $2.25 million, respectively, in connection with the transactions. As of June 30, 2018, $120.75 million of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.
As of June 30, 2018 and December 31, 2017, SCJV had total investments with a fair value of $636.81 million and $514.04 million, respectively. As of June 30, 2018 SCJV had one holding on non-accrual status representing 8.0% and 7.8% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2017, SCJV had no investments on non-accrual status.
The investment portfolio and SCJV’s portfolio had 13 and 16 debt investment positions and 19 and 18 portfolio companies in common as of June 30, 2018 and December 31, 2017, respectively.
See Note 3. “Investments” in our condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of June 30, 2018 and December 31, 2017, and summary statement of operations information for the three and six months ended June 30, 2018. On August 2, 2018, SCJV declared a quarterly cash distribution payable to us of $8.69 million.

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
Liquidity
During the six months ended June 30, 2018 and 2017, proceeds from sales of investments and principal payments totaled $847.23 million and $762.91 million, respectively. In addition, distributions reinvested in the company as a percentage of total distributions paid during the six months ended June 30, 2017 was 49.3%, or $61.33 million. As of June 30, 2018, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$89,769
Credit Facilities-Effective Borrowing Capacity(1)	263,732
Total	$353,501

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of June 30, 2018.

Borrowings
Our outstanding borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018						As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Carrying Value		Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value
Senior Secured Revolving Credit Facility(1)	$958,000	(2)	$735,000	(3)	$735,000		$958,000	(2)	$615,000	$615,000
SMBC Credit Facility(1)	300,000		200,000		200,000		300,000		110,000	110,000
JPM Credit Facility(1)	300,000		240,000		240,000		300,000		240,000	240,000
Total credit facilities	1,558,000		1,175,000		1,175,000		1,558,000		965,000	965,000
2014 Senior Secured Term Loan	383,000		383,000		381,563	(4)	385,000		385,000	382,768	(4)
2022 Notes	245,000		245,000		241,040	(5)	245,000		245,000	240,612	(5)
Total borrowings	$2,186,000		$1,803,000		$1,797,603		$2,188,000		$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the Senior Secured Revolving Credit Facility to a maximum of $1.34 billion.

(3)	There were no borrowings denominated in Euros or British Pound Sterling as of June 30, 2018.

(4)
Comprised of outstanding principal less the unaccreted original issue discount of $0.37 million and $0.58 million and deferring financing costs of $1.06 million and $1.65 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Comprised of outstanding principal less deferred financing costs of $3.96 million and $4.39 million as of June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018 and 2017, our total all-in cost of financing, including fees and expenses, was 5.02% and 4.06%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.19 billion that is available to us from our existing financing arrangements.
See Note 10. “Borrowings” and Note 14. "Subsequent Events" in our condensed consolidated financial statements for additional disclosures regarding our borrowings.

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
Commitments and Contingencies
See Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements for information on our commitments and contingencies as of June 30, 2018.
Distributions to Shareholders
We intend to pay quarterly distributions to our shareholders in the form of cash. Registered shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2018 and 2017:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
June 30, 2018 (1)	$0.50	$62,964
March 31, 2018	0.40	51,131
	$0.90	$114,095
Quarter Ended:
June 30, 2017	$0.45	$62,068
March 31, 2017	$0.45	$62,259
	$0.90	$124,327
(1) Included a special distribution of $0.10125 per share

We have adopted a distribution reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our shareholders, unless a shareholder elects to receive cash (the "DRP"). Pursuant to the DRP, we will reinvest all distributions declared by the Board on behalf of registered shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if the Board declares a distribution, then shareholders who have not opted out of the DRP will have their distributions automatically reinvested in additional shares of our common stock as described below.
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
We had sufficient taxable income to support 100% of our declared distributions for the six months ended June 30, 2018. We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. We routinely disclose the sources of funds used to pay distributions to our registered shareholders in periodic reports that accompany (i) quarterly account statements and (ii) quarterly distribution checks that are prepared and sent directly by our transfer agent to our registered shareholders. See Note 8. “Distributions” in our condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Share Repurchase Program
In February 2018, our Board authorized a share repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. On March 15, 2018, we entered into a share repurchase plan (as amended, the "Repurchase Plan"). Under the Repurchase Plan, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases were determined by us, in our discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. On July 20, 2018, we completed all repurchases under the Repurchase Plan with the repurchase of 3,010,945 shares for an aggregate purchase price of $50.00 million and an average price per share of $16.61, including commissions paid.
Results of Operations
As of June 30, 2018, our Investment Portfolio had a fair value of $4.08 billion. The majority of our investments at June 30, 2018 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three and six months ended June 30, 2018 and 2017.
The following is a summary of our operating results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total investment income	$103,764	$100,474	$203,406	$193,322
Total operating expense	54,360	47,362	104,865	87,544
Net investment income before taxes	49,404	53,112	98,541	105,778
Income tax expense (benefit), including excise tax	(22)	198	(375)	321
Net investment income	49,426	52,914	98,916	105,457
Net realized losses	(13,065)	(79,394)	(19,523)	(61,406)
Net change in unrealized appreciation (depreciation)	1,713	63,442	31,584	77,631
Net increase in net assets resulting from operations	$38,074	$36,962	$110,977	$121,682
Investment income
Investment income consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest income	$83,511	$79,016	$168,158	$162,751
Payment-in-kind interest income	5,081	4,049	9,885	7,539
Subtotal	88,592	83,065	178,043	170,290
Fee income	4,179	5,645	4,886	8,250
Dividend and other income	10,993	11,764	20,477	14,782
Total investment income	$103,764	$100,474	$203,406	$193,322
Our average debt investment balance was $3.50 billion and $3.52 billion for the three and six months ended June 30, 2018 as compared to $3.72 billion and $3.78 billion during the same period in 2017, respectively, based on par value. In addition to changes in the size of the portfolio of debt investments, variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $2.81 million and $16.88 million for the three and six months ended June 30, 2018 and $7.98 million and $14.42 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, 5.7% and 5.6%, respectively, of our total interest income including PIK interest income was attributable to PIK interest income as compared to 4.9% and 4.4% for the same period in 2017. The increase in PIK interest income during the six months ended June 30, 2018 is primarily due to the addition of a PIK investment during the second half of 2017. PIK interest income also increased during the six months ended June 30, 2018 due to the return to full accrual status of a PIK investment that had previously been on partial accrual. As of June 30, 2018, our weighted average annual yield on our accruing debt investments was 10.5% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2018, approximately 74.2% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See

Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.
Interest income earned on TRS assets during the three and six months ended June 30, 2017 is not included in investment income in the condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.
Our fee income consists of transaction-based fees and is nonrecurring. The decrease in fee income during the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily due to non-recurring break-up fees earned during the three months ended June 30, 2017. Going forward, we expect to earn additional structuring services fees on Originated Strategies transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our condensed consolidated financial statements for additional information on fee income.
The increase in dividend and other income during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily due to an increase in the dividends earned on our investment in SCJV.
Operating expenses
Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Investment advisory fees	$15,563	$20,914	$30,778	$41,685
Interest expense	22,272	15,207	42,086	29,355
Performance-based incentive fees	11,710	4,748	24,083	5,675
Professional services	2,631	1,959	3,893	3,005
Investment adviser expenses	267	1,713	460	2,609
Administrative services	796	770	1,457	1,610
Custodian and accounting fees	443	399	838	836
Offering expense	—	122	—	327
Director fees and expenses	150	168	298	301
Other	528	1,362	972	2,141
Total operating expenses	$54,360	$47,362	$104,865	$87,544
Investment advisory fees and performance-based incentive fees — Since the Listing, pursuant to the terms of the Former KKR Investment Advisory Agreement and the current Joint Advisor Investment Advisory Agreement, our investment advisory fees are calculated at an annual rate of 1.5% of our average gross assets. Prior to the Listing, our investment advisory fees were calculated at an annual rate of 2% of our average gross assets. The decrease in these fees during the three and six months ended June 30, 2018 was primarily attributable to the decrease in the annual rate of the fees.
The Joint Advisor, as our investment adviser, is and KKR and CNL, as our former investment advisers, were also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Subordinated Incentive fee on income	$11,710	$4,748	$24,083	$5,675
Incentive fee on capital gains	—	—	—	—
Total performance-based incentive fees	$11,710	$4,748	$24,083	$5,675
Prior to the Listing, a subordinated incentive fee on income was payable to our Former Advisers each calendar quarter if our pre-incentive fee net investment income (as defined in the Former CNL Investment Advisory Agreement and approved by our Board) exceeded the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Pursuant to the Former KKR Investment Advisory Agreement, average net assets replaced average adjusted capital in the calculation of the subordinated incentive fee on income.
Under the Joint Advisor Investment Advisory Agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters.
Under the Former CNL Investment Advisory Agreement, the subordinated incentive fee on income became subject to a total return requirement on January 1, 2017. The terms of the total return requirement under the Former CNL Investment Advisory Agreement were similar to the Joint Advisor Investment Advisory Agreement, except the calculation covered the then-current and three preceding calendar quarters and base management fees were added to the calculation of "cumulative net increase in net assets resulting from operations." The Former KKR Investment Advisory Agreement contained a total return requirement similar to that in the Former CNL Investment Advisory Agreement. Additionally, concurrently with the Listing, KKR agreed to certain waivers. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing. Neither the total return requirement nor the waivers resulted in a reduction of the amount of incentive fees payable to the advisers for the six months ended June 30, 2018 and 2017.
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
We did not record any incentive fees on capital gains for the six months ended June 30, 2018 and 2017. As of June 30, 2018, we had cumulative realized and unrealized losses of $360.16 million in excess of our cumulative realized capital gains since inception. The Former Advisers earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the investment adviser any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.
See “—Contractual Obligations —Investment Advisory Agreement,” below for further details about the performance-based incentive fees. See also “—Transition of Investment Advisory Services," above and Note 14. "Subsequent Events" in the condensed consolidated financial statements for more information about our investment advisory agreement.
Interest expense – The components of interest expense for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Stated interest expense	$20,337	$13,264	$38,081	$25,747
Unused commitment fees	501	816	1,164	1,370
Amortization of deferred financing costs	1,329	1,026	2,634	2,038
Accretion of discount on term loan	105	101	207	200
Total interest expense	$22,272	$15,207	$42,086	$29,355
The increase in interest expense during the three and six months ended June 30, 2018 was attributable to the increase in our weighted average debt outstanding to $1.75 billion and $1.69 billion, respectively, as compared to $1.44 billion and $1.47 billion during the three and six months ended June 30, 2017, respectively, as well as the increase in our all-in cost of financing to 5.11% and 5.02% for the three and six months ended June 30, 2018, respectively, from 4.30% and 4.06% for the three and six months ended June 30, 2017, respectively.
Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.
All other operating expenses – The increase in professional services expense during the three and six months ended June 30, 2018 is primarily due to legal expenses incurred in connection with the Proposed Merger. The decrease in investment adviser expenses for the three and six months ended June 30, 2017 is due to a decrease in reimbursable expenses incurred by KKR related to the restructuring of existing investments and the underwriting and structuring of new transactions. Our offering expenses were capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our common stock offering in October 2016, all deferred offering expenses were fully expensed as of December 31, 2017. We did not record any offering expense during the three and six months ended June 30, 2018, as compared to $0.12 million and $0.33 million for the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2018 and 2017, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses) to average net assets was 0.77% and 0.64%, respectively, as compared to 0.93% and 0.76% during the three and six months ended June 30, 2017, respectively.
Income tax expense, including excise tax
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. Certain of our investments are also subject to foreign tax withholding. For the three and six months ended June 30, 2018 we recorded a net tax (benefit) expense of approximately $(0.02) million and $(0.31) million, respectively, as compared to $1.73 million and $2.12 million during the three and six months ended June 30, 2017, respectively, for these subsidiaries, of which $3 thousand and $0.06 million, and $1.53 million and $1.80 million, respectively, represents foreign tax withholding and is recorded net against the related interest income in the condensed consolidated statements of operations.
Net realized gain and losses—Net realized gains and losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net realized gains (losses) on investments	$(23,976)	$(93,153)	$(28,924)	$(77,521)
Net realized gains (losses) on derivative instruments	7,440	11,362	6,888	14,233
Net realized losses on foreign currency transactions	3,471	2,397	2,513	1,882
Net realized gains (losses)	$(13,065)	$(79,394)	$(19,523)	$(61,406)
The net realized loss on investments for the three and six months ended June 30, 2018 consisted of a net loss on the disposition of investments of $36.61 million and $39.82 million, respectively, and a net currency gain on those investments of $12.64 million and $10.90 million, respectively, that were denominated in foreign currencies. The realized losses were driven primarily by the realization of unrealized losses previously recorded. The net realized gain on investments for the three and six months ended June 30, 2017 consisted of a net loss on the disposition of investments of $83.60 million and $68.51 million, respectively, and a net currency loss of $9.55 million and $9.01 million, respectively, on those investments that were denominated in foreign currencies.
Our net realized gains (losses) on derivative instruments for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net realized gains (losses) on:
Cross currency swaps	$(873)	$11,763	$339	$12,046
Foreign currency forward contracts	6,653	(633)	4,477	(78)
Interest rate swaps	1,660	(262)	2,072	(749)
TRS	—	494	—	3,014
	$7,440	$11,362	$6,888	$14,233
See Note 4. “Derivative Instruments” in our condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during the three and six months ended June 30, 2017.
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
Net change in unrealized appreciation or depreciation
For the three and six months ended June 30, 2018 and 2017, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Investments	$(15,657)	$102,339	$22,646	$121,538
Derivative instruments	18,120	(47,607)	10,417	(51,871)
Foreign currency translation	(519)	(393)	(215)	(725)
Provision for taxes	(231)	9,103	(1,264)	8,689
Net change in unrealized appreciation	$1,713	$63,442	$31,584	$77,631
The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$66,094	$78,932	$108,163	$123,533
Unrealized depreciation	(109,614)	(96,198)	(118,300)	(114,215)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	27,863	119,605	32,783	112,220
Total net unrealized appreciation (depreciation)	$(15,657)	$102,339	$22,646	$121,538

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.
Approximately 7.8% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency forward contracts and cross currency swaps, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net realized and unrealized gains (losses) on investments	$(39,633)	$9,186	$(6,278)	$44,017
Net realized and unrealized gains (losses) on foreign currency forward contracts	8,918	(9,978)	6,985	(12,059)
Net realized and unrealized losses on cross currency swaps	16,161	(19,008)	9,170	(22,761)
	$(14,554)	$(19,800)	$9,877	$9,197
The net realized and unrealized gains on investments during the six months ended June 30, 2018, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to an improvement in performance for a few select investments, a tightening of credit spreads and a general improvement in market conditions experienced during the six months ended June 30, 2018. These gains were offset by unrealized losses incurred on certain investments in the retail sector during the three months ended June 30, 2018. The net realized and unrealized gains and losses on investments during the six months ended June 30, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the six months ended June 30, 2017. These gains were offset by unrealized losses incurred on our investments in Amtek during the three months ended June 30, 2017.

The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$—	$—	$—
Realized gain (loss) on TRS assets	—	—	—	—
Receipt of prior period unsettled amounts	—	(3,584)	—	(3,787)
Unrealized appreciation (depreciation) on TRS assets	—	(1,169)	—	390
	—	(4,753)	—	(3,397)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	3,135	—	2,937	—
Unrealized depreciation	(1,604)	(10,069)	(1,351)	(10,280)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	734	724	922	(1,701)
	2,265	(9,345)	2,508	(11,981)
Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	15,048	746	6,845	251
Unrealized depreciation	—	(31,517)	—	(35,058)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	1,986	—	1,986	—
	17,034	(30,771)	8,831	(34,807)
Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	160	—	1,168	—
Unrealized depreciation	(1,339)	(2,738)	(2,090)	(1,686)
	(1,179)	(2,738)	(922)	(1,686)
Total net change in unrealized (depreciation) appreciation on derivative instruments	$18,120	$(47,607)	$10,417	$(51,871)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.
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
Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Net assets decreased $44.19 million and $9.43 million during the six months ended June 30, 2018 and 2017, respectively. Our operations resulted in net assets increasing $110.98 million and $121.68 million during the six months ended June 30, 2018 and 2017, respectively. The change in net assets during the six months ended June 30, 2017 was also partially attributable to increases caused by the reinvestment of distributions in the amount of $61.33 million during the six months ended June 30, 2017. Net assets decreased due to distributions to shareholders in the amount of $114.10 million and $124.33 million and the repurchase of shares of common stock in the amount of $41.07 million and $68.11 million during the six months ended June 30, 2018 and 2017, respectively.
Our net asset value per share was $19.58 and $20.07 on June 30, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.90 per share during each of the six months ended June 30, 2018 and 2017 and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 5.7% and 4.4% (not annualized) for shareholders who held our shares over the entire six-month period ending June 30, 2018 and 2017, respectively.

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
Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our condensed consolidated financial statements at fair value. See Note 3. “Investments,” in our condensed consolidated financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our condensed consolidated financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the Board, based on, among other things, the input of the Joint Advisor, audit committee and independent third-party valuation firms.
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
We and our Board conduct our fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of our portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

The table below presents information on the investments classified as Level 3 as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Fair value of investments classified as Level 3	$3,342,503	$3,215,250
Total fair value of investments	$4,082,314	$3,969,097
% of fair value classified as Level 3	81.9%	81.0%
Number of positions classified as Level 3	123	114
Total number of positions	197	171
% of positions classified as Level 3	62.4%	66.7%
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.
As discussed in Note 2. “Significant Accounting Policies” in our condensed consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our Board had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of June 30, 2018, our earnings per share would have increased (decreased) by $0.53 and our net asset value per share would have increased (decreased) by $0.54.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2018.
Contractual Obligations
Investment Advisory Agreement – On April 9, 2018, we entered into the Joint Advisor Investment Advisory Agreement for the overall management of our investment activities. Pursuant to the Joint Advisor Investment Advisory Agreement, the Joint Advisor earns a base management fee equal to an annual rate of 1.5% of our average gross assets (excluding deferred offering expenses and cash and short-term investments), and an incentive fee based on our performance. The incentive fee was comprised of the following two parts:

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

The subordinated incentive fee on income became subject to a total return requirement, which provides generally that no incentive fee will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the same period. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds the applicable quarterly hurdle rate for such calendar quarter, subject to the catch-up provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees prior to the Listing, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

As of June 30, 2018, we had accrued a subordinated incentive fee on income of $11.71 million. See Note 6. “Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.
Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our condensed consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of June 30, 2018, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$14,123
Access CIG, LLC	15
ACG Materials, LLC	6,148
Berner Food & Beverage, LLC	37,597
Eagle Family Foods, Inc.	2,923
Frontline Technologies Holdings, LLC	12,140
GC Agile Holdings Limited	14,638
National Debt Relief LLC	7,163
Nine West Holdings, Inc.	1,281
Patriot Well Solutions LLC	2,167
Revere Superior Holdings, Inc.	11,147
Smile Brands, Inc.	3,589
Total unfunded revolvers/delayed draw loan commitments	$112,931
Unfunded term loans
Savers, Inc. (2)	$68,617
Wheels Up Partners LLC	14,923
Total unfunded term loans	$83,540
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$5,000
Star Mountain SMB Multi-Manager Credit Platform, LP	13,444
Toorak Capital	34,396
Total unfunded equity commitments	$52,840

(1)	May be commitments to one or more entities affiliated with the named company.

(2)	As of the date of this filing, the unfunded commitments have expired.
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
Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of June 30, 2018, the credit facilities provided for $263.73 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our condensed consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of June 30, 2018 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Revolving Credit Facility	$735,000	$—	$735,000	$—	$—
SMBC Credit Facility	200,000	—	—	200,000	—
JPM Credit Facility	240,000	—	240,000	—	—
2014 Senior Secured Term Loan	383,000	383,000	—	—	—
2022 Notes	245,000	—	—	245,000	—
Interest and Credit Facilities Fees Payable(1)	222,938	85,779	121,066	16,093	—
Total	$2,025,938	$468,779	$1,096,066	$461,093	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of June 30, 2018.
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
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2018, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 2.77% and receive three-month LIBOR on an aggregate notional amount of $400 million. The interest rate swaps have quarterly settlement payments.
As of June 30, 2018, approximately 74.2% of our portfolio of debt investments, or approximately $2.64 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2018, approximately 91.9% of our portfolio of variable interest rate debt investments, or approximately $2.43 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. As of June 30, 2018, approximately 8.1% of our portfolio of variable interest rate debt investments, or approximately $212.64 million measured at par value, featured variable interest rates without any minimum base rates. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.
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

Pursuant to the terms of our credit facilities and 2014 Senior Secured Term Loan, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of June 30, 2018 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 6 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.
Based on our June 30, 2018 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of June 30, 2018 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(0.729)	$(7.790)	$7.061	$(2.000)
Up 50 basis points	$10.976	$7.790	$3.186	$2.000
Up 100 basis points	$21.953	$15.580	$6.373	$4.000
Up 150 basis points	$32.929	$23.370	$9.559	$6.000
Up 200 basis points	$43.905	$31.160	$12.745	$8.000

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

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 25.8% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2018. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.
As of June 30, 2018, approximately 30.8% of our fixed interest rate debt investments, or approximately $236.25 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.
We have computed a duration of approximately 4.4 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.4%, all other financial and market factors assuming to remain unchanged. A 4.4% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $10.40 million, or a 0.4% decline in net assets relative to $19.58 net asset value per share as of June 30, 2018.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of June 30, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2018, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of June 30, 2018			Reduction in Fair Value as of June 30, 2018 if 10% Adverse Change in Exchange Rate(2)	As of June 30, 2018
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€342,298	$406,492	$301,600	$30,160		€310,236	$342,541
Canadian Dollar	C$	—	—	—	—	C$	12,813	11,802
British Pound Sterling		£6,231	9,238	9,497	950		£49,182	65,449
Australian Dollar	A$	10,399	7,945	1,903	190	A$	2,572	1,973
Swedish Kronor	SEK	97,249	15,145	5,001	500	SEK	—	—
Total			$438,820	$318,001	$31,800			$421,765

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.

(2)	Excludes effect, if any, of any foreign currency hedges.
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
As of June 30, 2018, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $421.77 million, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2018, we did not have any outstanding borrowings denominated in foreign currencies on our Senior Secured Revolving Credit Facility.
During the three and six months ended June 30, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized gains of $2.95 million and $2.30 million, respectively. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $25.08 million and $16.16 million during the three and six months ended June 30, 2018, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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
Risks Related to our Investment Adviser and Administrator
On April 9, 2018, the Company entered into the Joint Advisor Investment Advisory Agreement, which replaced the Investment Advisory Agreement, dated November 14, 2017, by and between the Company and KKR. In addition, on April 9, 2018, the Company entered into the Joint Administrator Services Agreement, which replaced the Administrative Services Agreement, dated November 14, 2017, by and between the Company and KKR. Because the Joint Advisor is a newly-formed investment adviser jointly operated by an affiliate of FS Investments and KKR, the Joint Advisor does not have prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FS Investments and KKR have individually acted as investment advisers to BDCs previously, the Joint Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Joint Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments and KKR’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2018.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Todd C. Builione
TODD C. BUILLIONE
President
(Principal Executive Officer)

By:	/s/ Thomas N. Murphy
THOMAS N. MURPHY
Chief Financial Officer
(Principal Financial and Accounting Officer)