Form 10-Q
period 2018-09-30
Corporate Capital Trust, Inc.
filed 2018-11-08
CIK 1494538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2017
For the quarterly period ended September 30, 2018
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of November 6, 2018 was 124,119,644.

CORPORATE CAPITAL TRUST, INC.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Assets and Liabilities (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,257,152 and $3,319,093, respectively)	$3,182,671	$3,225,827
Non-controlled, affiliated investments (amortized cost of $302,845 and $298,489, respectively)	261,305	242,985
Controlled, affiliated investments (amortized cost of $712,653 and $540,609, respectively)	672,295	500,285
Total investments, at fair value (amortized cost of $4,272,650 and $4,158,191, respectively)	4,116,271	3,969,097
Cash	129,797	127,186
Cash denominated in foreign currency (cost of $19,094 and $3,724, respectively)	18,939	3,778
Restricted cash	10,008	51,181
Dividends and interest receivable	43,737	42,517
Receivable for investments sold	20,276	2,320
Principal receivable	3,480	3,389
Unrealized appreciation on swap contracts	6,644	3,763
Unrealized appreciation on foreign currency forward contracts	1,179	1,194
Receivable from advisers	—	2,802
Other assets	20,783	14,273
Total assets	4,371,114	4,221,500
Liabilities
Revolving credit facilities	1,579,226	965,000
Term loan payable, net	—	382,768
Unsecured notes payable, net	241,267	240,612
Payable for investments purchased	29,586	47,097
Unrealized depreciation on swap contracts	19,673	29,604
Unrealized depreciation on foreign currency forward contracts	793	3,401
Accrued performance-based incentive fees	10,946	8,418
Accrued investment advisory fees	5,176	5,214
Shareholders’ distributions payable	49,920	46,959
Deferred tax liability	3,410	178
Accrued directors' fees	3	—
Other accrued expenses and liabilities	17,636	7,147
Total liabilities	1,957,636	1,736,398
Commitments and contingencies (Note 11)
Net Assets	$2,413,478	$2,485,102
Components of Net Assets
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 124,119,644 and 127,130,589 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$124	$127
Paid-in capital in excess of par value	2,749,403	2,799,400
Accumulated deficit	(336,049)	(314,425)
Net assets	$2,413,478	$2,485,102
Net asset value per share	$19.44	$19.55

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income:
Non-controlled, non-affiliated investments (net of tax withholding, $-, $(1,416), $64 and $385, respectively)	$80,970	$80,539	$242,462	$240,168
Non-controlled, affiliated investments	1,190	1,475	5,165	4,597
Controlled, affiliated investments	1,942	5	4,633	5
Total interest income	84,102	82,019	252,260	244,770
Payment-in-kind interest income:
Non-controlled, non-affiliated investments	1,501	2,531	3,940	4,667
Non-controlled, affiliated investments	58	—	58	—
Controlled, affiliated investments	4,086	2,706	11,532	8,109
Total payment-in-kind interest income	5,645	5,237	15,530	12,776
Fee income:
Non-controlled, non-affiliated investments	1,881	4,416	6,767	12,666
Total fee income	1,881	4,416	6,767	12,666
Dividend and other income:
Non-controlled, non-affiliated investments	569	722	2,701	4,911
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	11,664	5,199	30,009	15,792
Total dividend and other income	12,233	5,921	32,710	20,703
Total investment income	103,861	97,593	307,267	290,915
Operating expenses
Investment advisory fees	15,817	21,173	46,595	62,858
Interest expense	23,663	18,177	65,749	47,532
Performance-based incentive fees	10,946	2,046	35,029	7,721
Professional services	5,885	1,045	9,778	4,050
Investment adviser expenses	905	373	1,365	2,982
Administrative services	827	876	2,284	2,486
Custodian and accounting fees	435	439	1,273	1,275
Offering expenses	—	67	—	394
Director fees and expenses	118	131	416	432
Other	740	926	1,712	3,067
Total operating expenses	59,336	45,253	164,201	132,797
Net investment income before taxes	44,525	52,340	143,066	158,118
Income tax expense (benefit), including excise tax	741	(1,024)	366	(703)
Net investment income	43,784	53,364	142,700	158,821
Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	(411)	(11,731)	(16,538)	(81,839)
Non-controlled, affiliated investments	(27,146)	—	(27,146)	—
Controlled, affiliated investments	(550)	(7,869)	(13,347)	(15,282)
Swap contracts	82	3,471	2,493	17,782
Foreign currency forward contracts	2,604	(7,848)	7,081	(7,926)
Foreign currency transactions	10	1,471	2,523	3,353
Net realized losses	(25,411)	(22,506)	(44,934)	(83,912)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited), continued
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$(13,070)	$21,464	$18,785	$120,905
Non-controlled, affiliated investments	36,480	189	13,964	(519)
Controlled, affiliated investments	(13,341)	12,720	(34)	35,525
Swap contracts	4,903	(13,558)	12,812	(53,448)
Foreign currency forward contracts	85	2,746	2,593	(9,235)
Foreign currency translation	(48)	(1,911)	(263)	(2,636)
Provision for taxes	(1,968)	(7,227)	(3,232)	1,462
Net change in unrealized appreciation	13,041	14,423	44,625	92,054
Net realized and unrealized gains (losses)	(12,370)	(8,083)	(309)	8,142
Net increase in net assets resulting from operations	$31,414	$45,281	$142,391	$166,963
Net investment income per share	$0.35	$0.39	$1.13	$1.16
Diluted and basic earnings per share	$0.25	$0.33	$1.13	$1.22
Weighted average number of shares of common stock outstanding (basic and diluted)	124,194,701	136,484,597	125,761,583	137,008,726
Distributions declared per share	$0.40	$0.40	$1.31	$1.31

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income	$142,700	$158,821
Net realized gains on investments, swap contracts, foreign currency forward contracts and foreign currency transactions	(44,934)	(83,912)
Net change in unrealized appreciation on investments, swap contracts, foreign currency forward contracts and foreign currency translation	44,625	92,054
Net increase in net assets resulting from operations	142,391	166,963
Distributions to shareholders from
Net investment income	(142,700)	(158,821)
Distributions in excess of net investment income (Note 8)	(21,315)	(20,134)
Net decrease in net assets resulting from shareholders’ distributions	(164,015)	(178,955)
Capital share transactions
Reinvestment of shareholders’ distributions	—	88,089
Repurchase of shares of common stock	(50,000)	(116,221)
Net decrease in net assets resulting from capital share transactions	(50,000)	(28,132)
Total decrease in net assets	(71,624)	(40,124)
Net assets at beginning of period	2,485,102	2,759,332
Net assets at end of period	$2,413,478	$2,719,208
Capital share activity
Shares issued from reinvestment of distributions	—	4,316,511
Shares repurchased	(3,010,945)	(5,764,919)
Net decrease in shares outstanding	(3,010,945)	(1,448,408)

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net increase in net assets resulting from operations	$142,391	$166,963
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,231,600)	(1,167,065)
Decrease in payable for investments purchased	(17,511)	(22,204)
Payment-in-kind interest capitalized	(12,512)	(8,301)
Proceeds from sales of investments	435,054	530,159
Proceeds from principal payments	653,825	731,751
Net realized loss on investments	57,031	97,121
Net change in unrealized appreciation on investments	(32,715)	(155,911)
Net change in unrealized (appreciation) depreciation on swap contracts	(12,812)	53,448
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,593)	9,235
Net change in unrealized depreciation on foreign currency translation	263	2,636
Amortization of premium/discount, net	(16,945)	(16,819)
Amortization of deferred financing costs	5,276	3,232
Accretion of discount on term loan payable	582	304
Decrease (increase) in short-term investments, net	688	(732)
Increase in collateral on deposit with custodian	—	95,000
Decrease (increase) in dividends and interest receivable	(1,222)	4,769
Decrease (increase) in receivable for investments sold	(17,956)	21,318
Increase in principal receivable	(91)	(15,049)
Decrease in receivable from advisers	2,802	2,040
Decrease in deferred tax asset	—	—
Decrease (increase) in other assets	348	(773)
Decrease in accrued investment advisory fees	(38)	(478)
Increase (decrease) in accrued performance-based incentive fees	2,528	(2,859)
Increase (decrease) in deferred tax liability	3,232	(1,462)
Increase in other accrued expenses and liabilities	10,204	2,300
Net cash provided by (used in) operating activities	(31,771)	328,623
Financing Activities:
Payments on repurchases of shares of common stock	(50,000)	(116,221)
Distributions paid	(161,054)	(90,866)
Repayments under term loan payable	(385,000)	(3,000)
Borrowings under revolving credit facilities	1,772,675	718,500
Repayments of revolving credit facilities	(1,158,449)	(902,500)
Borrowings under unsecured notes payable	—	245,000
Repayments under repurchase agreement	—	(24,726)
Deferred financing costs paid	(9,594)	(4,613)
Net cash provided by (used in) financing activities	8,578	(178,426)
Effect of exchange rate changes on cash	(208)	44
Net increase (decrease) in cash	(23,401)	150,241
Cash, cash denominated in foreign currency and restricted cash, beginning of period	182,145	146,613
Cash, cash denominated in foreign currency and restricted cash, end of period(1)	$158,744	$296,854
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$50,041	$39,732
Taxes paid, including excise tax	$1,893	$3,830
Distributions reinvested	$—	$88,089
Change in distributions payable	$(2,961)	$—
Deferred financing costs accrued in other accrued expenses and liabilities	$288	$—

(1)	Includes cash of $129,797 and $255,363, cash denominated in foreign currency of $18,939 and $32,747 and restricted cash of $10,008 and $8,744 as of September 30, 2018 and 2017, respectively.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
First Lien Senior Secured Loan—66.7%
A10 Capital, LLC	(f)(2)	Diversified Financials	L + 650	1.00%	5/1/2023	$30,265	$29,731	$29,879
Abaco Systems, Inc.	(f)(g)(h)(3)	Capital Goods	L + 500	1.00%	12/7/2021	62,006	60,341	60,836
ABB CONCISE Optical Group, LLC	(2)	Retailing	L + 500	1.00%	6/15/2023	13,095	13,124	13,168
Accuride Corp.	(h)(3)	Capital Goods	L + 525	1.00%	11/17/2023	18,165	17,859	18,386
ACG Materials	(f)(g)(2)	Materials	L + 700	1.00%	4/27/2024	18,741	18,566	18,382
	(f)(g)(2)		L + 700	1.00%	4/27/2024	425	425	299
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	19,227	17,669	14,408
Advantage Sales & Marketing, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	7/23/2021	15,029	14,227	13,955
Agro Merchants Global, LP	(3)	Transportation	L + 375	1.00%	12/6/2024	698	694	703
Aleris International, Inc.	(2)	Materials	L + 475		2/27/2023	3,405	3,372	3,472
Alion Science & Technology Corp.	(2)	Capital Goods	L + 450	1.00%	8/19/2021	2,716	2,715	2,735
AltEn, LLC	(f)(i)(j)(k)(4)	Energy	L + 400 (L + 400 Max PIK)		9/12/2021	33,055	2,691	2,691
AM General, LLC	(f)(g)(h)(2)	Capital Goods	L + 725	1.00%	12/28/2021	81,681	80,833	82,621

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Amtek Global Technology Pte. Ltd. (GER)	(f)(l)(m)(n)(EUR)	Automobiles & Components	5.00%		4/1/2023	€49,233	$60,473	$57,162
Berner Food & Beverage, LLC	(f)(g)(h)(3)	Food & Staples Retailing	L + 675	1.00%	2/2/2023	$56,395	55,891	53,696
Blackhawk Mining, LLC	(f)(3)	Energy	L + 1050		2/26/2022	3,320	3,244	3,239
Charlotte Russe, Inc.	(f)(j)	Retailing	8.50%		2/2/2023	9,428	9,428	7,170
Commercial Barge Line Co.	(2)	Transportation	L + 875	1.00%	11/12/2020	4,631	4,174	3,599
CSM Bakery Products	(3)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,119	1,085	1,085
CTI Foods Holding Co., LLC	(5)	Food, Beverage & Tobacco	L + 350	1.00%	6/29/2020	3,762	3,614	3,146
Distribution International, Inc.	(3)	Retailing	L + 500	1.00%	12/15/2021	28,144	23,996	26,737
Eagle Family Foods, Inc.	(f)(g)(h)(2)	Food, Beverage & Tobacco	L + 650	1.00%	6/14/2024	25,046	24,734	24,311
Eagleclaw Midstream Ventures, LLC	(2)	Energy	L + 425	1.00%	6/24/2024	1,030	1,009	1,017
Frontline Technologies Group, LLC	(f)(g)(h)(2)	Software & Services	L + 650	1.00%	9/18/2023	61,295	60,373	58,586
Greystone & Co, Inc.	(f)(g)(6)	Diversified Financials	L + 800	1.00%	4/17/2024	37,687	37,368	38,735
Hunt Mortgage	(f)(g)(2)	Diversified Financials	L + 750	1.00%	2/14/2023	60,619	59,888	60,917
Integro Ltd./United States	(f)(g)(h)(3)	Insurance	L + 575		10/30/2022	25,719	25,598	25,719
JAKKS Pacific, Inc.	(f)(2)	Consumer Durables & Apparel	L + 900	1.50%	6/14/2021	2,544	2,527	2,524
JHT Holdings, Inc.	(f)(g)(h)(3)	Capital Goods	L + 850	1.00%	5/4/2022	26,765	26,405	28,104

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Jo-Ann Stores, Inc.	(3)	Retailing	L + 500	1.00%	10/20/2023	$16,110	$15,975	$16,211
Koosharem, LLC	(3)	Commercial & Professional Services	L + 500	1.00%	4/18/2025	2,781	2,818	2,810
Matchesfashion, Ltd. (GBR)	(f)(g)(l)(n)(3)	Consumer Durables & Apparel	L + 462.50		10/16/2024	12,688	11,849	12,149
Mitel US Holdings, Inc.	(3)	Technology Hardware & Equipment	L + 450		7/11/2025	7,696	7,676	7,785
Murray Energy Corp	(f)(2)	Materials	L + 900	1.00%	2/12/2021	9,922	9,854	9,846
National Debt Relief, LLC	(f)(g)(h)(3)	Diversified Financials	L + 675	1.00%	5/31/2023	22,397	22,305	22,621
	(f)(g)(3)		L + 675	1.00%	5/31/2023	7,163	7,130	7,270
	(f)(g)(3)		L + 675	1.00%	5/31/2023	3,763	3,749	3,801
NaviHealth, Inc.	(2)	Health Care Equipment & Services	L + 500		8/1/2025	12,201	11,470	11,774
NBG Home	(h)(5)	Consumer Durables & Apparel	L + 550	1.00%	4/26/2024	25,350	24,913	25,604
NCI, Inc.	(f)(g)(h)(3)	Software & Services	L + 750	1.00%	8/15/2024	83,758	82,838	83,802
Nine West Holdings	(f)	Consumer Durables & Apparel	10.00%		12/31/2018	2,562	2,464	2,591
	(7)		P + 275		10/8/2019	6,223	5,714	6,114

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Onvoy, LLC	(3)	Telecommunication Services	L + 450	1.00%	2/10/2024	$1,141	$1,105	$1,119
Pacific Union Financial, LLC	(f)(2)	Diversified Financials	L + 750	1.00%	4/21/2022	72,102	71,528	67,625
PAE Holding Corp.	(3)	Capital Goods	L + 550	1.00%	10/20/2022	2,499	2,494	2,513
Patriot Well Solutions, LLC	(f)(2)	Energy	L + 875	1.00%	3/31/2021	4,333	4,265	4,223
Payless, Inc.	(f)(2)	Retailing	L + 870	1.00%	8/10/2022	7,219	7,079	7,146
Petroplex Acidizing, Inc.	(f)(i)(3)	Energy	L + 725, 1.75% PIK (1.75% Max PIK)	1.00%	12/5/2019	22,740	22,740	22,607
	(f)(i)(k)		15.00% PIK (15.00% Max PIK)		12/5/2019	23,029	13,809	11,980
Qdoba Restaurant Corp.	(2)	Consumer Services	L + 700	1.00%	3/21/2025	12,935	12,686	13,162
Raley's	(h)(2)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	7,206	7,055	7,251
Refinitiv	(3)	Application Software	L + 400		10/1/2025	1,233	1,233	1,234
Reliant Rehab Hospital Cincinnati, LLC	(f)(g)(h)(2)	Health Care Equipment & Services	L + 675	1.00%	7/31/2024	50,245	49,747	50,044
Revere Superior Holdings, Inc.	(f)(3)	Software & Services	L + 675	1.00%	11/21/2022	17,860	17,704	17,769
	(f)(g)(h)(3)		L + 675	1.00%	11/21/2022	65,192	64,638	65,262
	(f)(g)(h)(3)		L + 675	1.00%	11/21/2022	2,345	2,305	2,347
	(f)(3)		L + 675	1.00%	11/21/2022	3,162	3,074	2,507

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)		Cost (e)	Fair Value
Savers, Inc.	(3)	Retailing	L + 375	1.25%	7/9/2019		$11,095	$10,795	$10,810
Sequa Corp.	(3)	Materials	L + 500	1.00%	11/28/2021		25,930	25,971	25,552
SI Group, Inc.	(3)	Materials	L + 475		8/21/2025		2,060	1,977	2,072
SIRVA Worldwide, Inc.	(3)	Commercial & Professional Services	L + 550		8/2/2025		4,216	4,154	4,232
SMART Global Holdings Inc.	(f)(n)(3)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		37,618	37,604	37,995
Smile Brands Group, Inc.	(f)(h)(3)	Health Care Equipment & Services	L + 625	1.00%	8/15/2022		11,887	11,783	12,006
	(f)(2)		L + 625	1.00%	8/17/2022		778	778	813
Staples Canada (CAN)	(f)(l)(n)(8)(CAD)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	4,500	3,484	3,526
Sutherland Global Services, Inc.	(n)(3)	Software & Services	L + 537.50	1.00%	4/23/2021		$1,470	1,423	1,411
	(n)(3)		L + 537.50	1.00%	4/23/2021		6,316	6,113	6,061
Sweet Harvest Foods Management Co.	(f)(g)(h)(3)	Food & Staples Retailing	L + 675	1.00%	5/30/2023		26,818	26,707	22,778
Team Health, Inc.	(2)	Health Care Equipment & Services	L + 275	1.00%	2/6/2024		12,628	12,254	12,304
ThreeSixty Group	(f)(g)(h)(2)	Retailing	L + 700	1.00%	3/1/2023		51,111	50,508	49,828
	(f)(g)(h)(2)		L + 700	1.00%	3/1/2023		50,294	49,700	49,154
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/18/2023		9,632	9,555	9,861
Vee Pak, Inc.	(f)(g)(h)(2)	Household & Personal Products	L + 675	1.00%	3/9/2023		33,094	32,703	31,398
Virgin Pulse, Inc.	(f)(g)(h)(2)	Software & Services	L + 650	1.00%	5/22/2025		58,769	58,209	58,179
Vivint, Inc.	(3)	Commercial & Professional Services	L + 500		4/1/2024		22,203	22,125	22,147

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Wheels Up Partners, LLC	(f)(3)	Transportation	L + 850	1.00%	1/26/2021	$13,668	$13,640	$13,654
	(f)(3)		L + 850	1.00%	8/26/2021	6,961	6,952	6,932
	(f)(3)		L + 710	1.00%	6/30/2024	22,633	22,595	22,705
	(f)(3)		L + 710	1.00%	11/1/2024	9,277	9,258	9,307
	(f)(3)		L + 710	1.00%	12/21/2024	29,510	29,413	29,615
	(f)(3)		L + 710	1.00%	12/21/2024	4,751	4,707	4,767
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 500	1.00%	9/29/2023	2,613	2,629	2,650
Z Gallerie, LLC	(f)(k)(4)	Retailing	L + 650	1.00%	10/8/2020	30,790	30,186	13,963
Total First Lien Senior Secured Loan							$1,637,494	$1,610,169
Second Lien Senior Secured Loan—41.4%
Abaco Systems, Inc.	(f)(g)(3)	Capital Goods	L + 1050	1.00%	6/7/2022	$63,371	$62,526	$62,566
Access CIG, LLC	(2)	Software & Services	L + 775		2/27/2026	548	549	551
Advantage Sales & Marketing, Inc.	(2)	Commercial & Professional Services	L + 650	1.00%	7/25/2022	3,868	3,439	3,273
Agro Merchants Global LP (CYM)	(f)(l)(3)	Transportation	L + 800	1.00%	11/30/2025	15,000	14,653	14,839
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	8,265	8,318	8,303
Ammeraal Beltech Holding BV (NLD)	(f)(l)(2)	Capital Goods	L + 800		7/27/2026	30,000	29,400	29,400

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Amtek Global Technology Pte. Ltd. (GER)	(f)(l)(m)(n)(EUR)	Automobiles & Components	5.00%		4/1/2023	€32,822	$40,315	$38,108
Belk, Inc.	(f)(g)	Retailing	10.50%		6/12/2023	$99,615	98,170	85,465
CommerceHub, Inc.	(f)(2)	Software & Services	L + 775		5/21/2026	69,278	67,255	67,584
CTI Foods Holding Co., LLC	(5)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	23,219	23,071	9,868
Culligan International Co.	(f)(2)	Household & Personal Products	L + 850	1.00%	12/13/2024	65,984	65,357	66,281
Direct ChassisLink, Inc.	(2)	Transportation	L + 600		6/15/2023	1,315	1,345	1,330
EaglePicher Technologies, LLC	(2)	Capital Goods	L + 725		3/8/2026	2,970	2,949	2,973
Emerald Performance Materials, LLC	(2)	Materials	L + 775	1.00%	8/1/2022	2,041	2,036	2,048
Excelitas Technologies Corp.	(5)	Technology Hardware & Equipment	L + 750	1.00%	12/1/2025	7,344	7,472	7,460
FleetPride Corporation	(3)	Capital Goods	L + 900	1.25%	5/19/2023	18	18	19
Grocery Outlet, Inc.	(2)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	15,346	15,036	15,423
Higginbotham Insurance Agency, Inc.	(f)(2)	Insurance	L + 725	1.00%	12/19/2025	18,696	18,532	18,693
Integro Ltd/United States	(f)(3)	Insurance	L + 925		6/8/2025	4,778	4,732	4,773
Invictus	(2)	Materials	L + 675		3/30/2026	3,371	3,412	3,363
iParadigms Holdings, LLC	(3)	Software & Services	L + 725	1.00%	7/29/2022	21,868	21,766	21,814
Jo-Ann Stores, Inc.	(2)	Retailing	L + 925	1.00%	5/21/2024	610	601	605
LBM Borrower, LLC	(6)	Capital Goods	L + 925	1.00%	8/20/2023	21,256	21,153	21,415
MedAssets, Inc.	(f)(g)(2)	Health Care Equipment & Services	L + 975	1.00%	4/20/2023	63,000	61,589	63,945
Misys, Ltd. (GBR)	(n)(3)	Software & Services	L + 725	1.00%	6/13/2025	8,403	8,347	8,348

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
NBG Home	(f)(3)	Consumer Durables & Apparel	L + 975	1.00%	9/30/2024	$34,205	$33,758	$34,582
NEP Broadcasting, LLC	(2)	Media & Entertainment	L + 700	1.00%	1/23/2023	5,955	5,996	5,978
One Call Medical, Inc.	(f)(2)	Insurance	L + 975		4/30/2024	25,366	25,127	25,023
P2 Energy Solutions, Inc.	(3)	Software & Services	L + 800	1.00%	4/30/2021	71,312	70,407	66,944
Peak 10 Holding Corp.	(3)	Telecommunication Services	L + 725	1.00%	8/1/2025	190	187	186
Petrochoice Holdings, Inc.	(f)(g)(6)	Capital Goods	L + 875	1.00%	8/21/2023	65,000	63,611	64,570
Plaskolite, LLC	(f)(2)	Materials	L + 800	1.00%	11/3/2023	53,793	52,753	53,550
Polyconcept North America, Inc.	(f)(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	29,376	28,835	30,257
Rise Baking Company	(f)(2)	Food, Beverage & Tobacco	L + 800	1.00%	8/9/2026	16,389	16,226	16,197
Sequa Corp.	(6)	Materials	L + 900	1.00%	4/28/2022	22,037	21,858	21,734
SIRVA Worldwide, Inc.	(3)	Commercial & Professional Services	L + 950		8/2/2026	3,787	3,507	3,521
SMG/PA	(2)	Consumer Services	L + 700		1/23/2026	1,262	1,278	1,275
Sparta Systems, Inc.	(f)(g)(2)	Software & Services	L + 825	1.00%	7/27/2025	35,062	34,589	33,218
Vestcom International, Inc.	(f)(2)	Consumer Services	L + 825	1.00%	12/31/2024	70,481	69,834	71,186
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 900	1.00%	9/30/2024	12,253	12,203	12,375
Total Second Lien Senior Secured Loan							$1,022,210	$999,043

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Other Senior Secured Debt—8.1%
Alliant Holdings I, Inc.	(o)	Insurance	8.25%		8/1/2023	$1,524	$1,577	$1,581
Angelica Corp.	(f)(i)	Health Care Equipment & Services	10.00% PIK (10.00% Max PIK)		12/30/2022	37,761	37,189	33,210
Artesyn Technologies, Inc.	(o)	Technology Hardware & Equipment	9.75%		10/15/2020	20,962	20,579	20,019
Avantor, Inc.	(o)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%		10/1/2024	10,250	10,407	10,429
Boyne USA, Inc.	(o)	Consumer Services	7.25%		5/1/2025	5,115	5,256	5,435
Cleaver-Brooks Inc.	(o)	Capital Goods	7.88%		3/1/2023	12,052	12,277	12,353
Cornerstone Chemical Co.	(o)	Materials	6.75%		8/15/2024	11,133	11,228	11,163
Direct ChassisLink, Inc.	(o)	Transportation	10.00%		6/15/2023	14,026	14,851	14,938
DJO Finance, LLC	(o)	Health Care Equipment & Services	8.13%		6/15/2021	18,575	17,687	19,063
Genesys Telecommunications Laboratories, Inc.	(o)	Technology Hardware & Equipment	10.00%		11/30/2024	18,863	20,968	20,938
Maxim Crane Works LP / Maxim Finance Corp.	(o)	Capital Goods	10.13%		8/1/2024	899	996	987
PAREXEL International Corp.	(o)	Pharmaceuticals, Biotechnology & Life Sciences	6.38%		9/1/2025	1,334	1,292	1,271
Pattonair Holdings, Ltd.	(n)(o)	Capital Goods	9.00%		11/1/2022	8,350	8,497	8,642
Ply Gem Holdings, Inc.	(o)	Capital Goods	8.00%		4/15/2026	5,235	5,249	5,287
RedPrairie Corp.	(o)	Software & Services	7.38%		10/15/2024	1,034	1,073	1,075
Rockport (Relay)	(f)(i)(j)(k)	Consumer Durables & Apparel	15.00% PIK (15.00% Max PIK)		7/31/2022	34,842	30,920	10,115

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Surgery Partners Holdings, LLC	(o)	Health Care Equipment & Services	8.88%		4/15/2021	$479	$491	$501
Vivint, Inc.		Commercial & Professional Services	7.88%		12/1/2022	8,787	8,683	8,985
			7.63%		9/1/2023	11,150	11,620	10,356
Total Other Senior Secured Debt							$220,840	$196,348
Total Senior Debt							$2,880,544	$2,805,560
Subordinated Debt—13.7%
Alion Science & Technology Corp.	(f)(g)(o)	Capital Goods	11.00%		8/1/2022	$68,603	$67,919	$67,170
	(f)(o)		11.00%		8/31/2022	22,156	21,824	21,693
ClubCorp Club Operations, Inc.	(o)	Consumer Services	8.50%		9/15/2025	23,366	23,107	22,256
Exemplis Corp.	(f)(i)(3)	Commercial & Professional Services	L + 700, 4.00% PIK (4.00% Max PIK)		3/23/2020	5,880	5,880	5,880
Hilding Anders (SWE)	(f)(i)(l)(m)(n)(EUR)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/2021	€106,412	117,078	85,952
	(f)(i)(k)(l)(m)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2022	3,026	507	893
	(f)(i)(k)(l)(m)(n)(EUR)		12.00% PIK (12.00% Max PIK)		12/31/2023	22,230	939	—
	(f)(i)(k)(l)(m)(n)(EUR)		18.00% PIK (18.00% Max PIK)		12/31/2024	41,136	12,851	12,141

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Home Partners of America, Inc.	(f)(j)(2)	Real Estate	L + 625	1.00%	10/8/2022	$42,857	$42,234	$42,692
Hub International, Ltd.	(o)	Insurance	7.00%		5/1/2026	1,820	1,818	1,827
Ken Garff Automotive, LLC	(o)	Retailing	7.50%		8/15/2023	5,434	5,447	5,651
Kenan Advantage Group, Inc.	(o)	Transportation	7.88%		7/31/2023	5,069	5,100	5,269
Quorum Health Corp.		Health Care Equipment & Services	11.63%		4/15/2023	3,896	3,890	3,920
SRS Distribution, Inc.	(o)	Capital Goods	8.25%		7/1/2026	17,058	16,905	16,760
Surgery Center Holdings, Inc.	(o)	Health Care Equipment & Services	6.75%		7/1/2025	8,407	8,024	8,092
Team Health, Inc.	(o)	Health Care Equipment & Services	6.38%		2/1/2025	2,496	2,255	2,172
Vertiv Group Corp.	(o)	Technology Hardware & Equipment	9.25%		10/15/2024	23,061	23,258	24,099
Vivint, Inc.		Commercial & Professional Services	8.75%		12/1/2020	4,006	3,773	4,016
Total Subordinated Debt							$362,809	$330,483
Asset Based Finance—17.9%
AMPLIT JV LP, Limited Partnership Interest	(f)*	Diversified Financials				N/A	$7,137	$2,146
Bank of Ireland (IRL)	(f)(l)(o)(3)*	Banks	L + 1185		12/4/2027	$15,105	15,105	15,269
Central Park Leasing Aggregator, L.P. (LUX), Partnership Interest	(f)(l)	Capital Goods	29.19%		5/31/2023	N/A	47,797	68,038
Comet Aircraft SARL (LUX), Common Shares	(f)(l)(m)	Capital Goods	8.08%		2/28/2022	34,518	34,518	32,124
See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
KKR Zeno Aggregator, LP (IRL)	(f)(l)*	Capital Goods				30,501	$30,501	$30,501
LSF IX Java Investments Ltd. (IRL)	(f)(l)(9)*(EUR)	Diversified Financials	E + 365		12/3/2019	56,406	58,001	64,304
Montgomery Credit Holdings, LP, Membership Interest	(f)	Diversified Financials				N/A	10,395	9,495
Neos SPV I (NLD)	(f)(l)(EUR)	Diversified Financials				2,318	2,703	2,692
Orchard Marine, Ltd. (VGB), Class B Common Stock	(f)(j)(l)*	Transportation				1,964	3,069	—
Orchard Marine, Ltd. (VGB), Series A Preferred Stock	(f)(j)(l)(p)*	Transportation				58,920	57,963	32,733
Star Mountain SMB Multi-Manager Credit Platform, LP, Limited Partnership Interest	(f)	Diversified Financials				N/A	59,352	73,199
Toorak Capital Partners, LLC, Membership Interest	(f)(m)*	Diversified Financials				N/A	11,534	13,277
	(f)(m)					N/A	75,562	86,980
Total Asset Based Finance							$413,637	$430,758
Strategic Credit Opportunities Partners, LLC—12.7%
Strategic Credit Opportunities Partners, LLC	(f)(m)(n)	Diversified Financials				294,027	$294,028	$307,458
Strategic Credit Opportunities Partners, LLC							$294,028	$307,458
Equity/Other—10.0%
Alion Science & Technology Corp., Class A Membership Interest	(f)*	Capital Goods				N/A	$7,350	$7,373
AltEn, LLC, Membership Units	(f)(j)*	Energy				2,384	2,955	—
Amtek Global Technology Pte, Ltd. (GER), Ordinary Shares	(f)(l)(m)*(EUR)	Automobiles & Components				5,735,799,959	30,687	28,037

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Amtek Global Technology Pte, Ltd. (SGP), Trade Claim	(f)(l)(m)(EUR)	Automobiles & Components				€3,590,032	$3,016	$2,669
Angelica Corp., Limited Partnership Interest	(f)*	Health Care Equipment & Services				877,044	47,562	1,333
Belk, Inc., Units	(f)*	Retailing				1,642	7,846	8,244
Cengage Learning Holdings II, LP, Common Stock	(f)*	Media & Entertainment				227,802	7,529	3,588
Charlotte Russe, Inc., Common Stock	(f)(j)*	Retailing				22,575	12,478	—
Genesys Telecommunications Laboratories, Inc., Class A shares	(f)*	Technology Hardware & Equipment				40,529	—	3
Genesys Telecommunications Laboratories, Inc., Class A1-A5 shares	(f)*	Technology Hardware & Equipment				3,463,150	120	745
Genesys Telecommunications Laboratories, Inc., Ordinary Shares	(f)*	Technology Hardware & Equipment				41,339	—	3
	(f)*					2,768,806	—	—
Genesys Telecommunications Laboratories, Inc., Preferred Shares	(f)*	Technology Hardware & Equipment				1,050,465	—	80
Hilding Anders (SWE), Arle PIK Interest	(f)(i)(k)(l)(n)(EUR)	Consumer Durables & Apparel	12.00% PIK (12.00% Max PIK)		12/31/2022	3,834	—	—
Hilding Anders (SWE), Class A Common Stock	(f)(l)(m)*(SEK)	Consumer Durables & Apparel				4,503,411	132	—
Hilding Anders (SWE), Class B Common Stock	(f)(l)(m)*(SEK)	Consumer Durables & Apparel				574,791	25	—
Hilding Anders (SWE), Class C Common Stock	(f)(l)*(EUR)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders (SWE), Equity Options	(f)(l)(m)*(SEK)	Consumer Durables & Apparel			12/31/2020	236,160,807	14,988	4,501
Home Partners of America, Inc., Common Stock	(f)(j)*	Real Estate				100,044	101,876	139,655
Home Partners of America, Inc., Warrants	(f)(j)*	Real Estate			8/7/2024	2,675	292	1,384

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date (c)	No. Shares/ Principal Amount (d)	Cost (e)	Fair Value
Jones Apparel Holdings, Inc., Common Stock	(f)	Consumer Durables & Apparel				5,451	$872	$—
Keystone Australia Holdings, Pty. Ltd. (AUS), Residual Claim	(f)(l)*(AUD)	Consumer Services				N/A	7,682	412
KKR BPT Holdings Aggregator, LLC, Membership Interest	(f)(m)*	Diversified Financials				N/A	16,000	2,993
NBG Home, Common Stock	(f)*	Consumer Durables & Apparel				1,903	2,565	3,057
Nine West Holdings, Inc., Common Stock	(f)	Consumer Durables & Apparel				5,451	6,542	—
Petroplex Acidizing, Inc., Warrants	(f)*	Energy			12/29/2026	8	—	—
Polyconcept North America, Inc., Class A-1 Units	(f)*	Consumer Durables & Apparel				29,376	2,938	4,409
Proserv Acquisition, LLC (GBR), Class A Common Units	(f)(j)(l)*	Energy				2,635,005	33,547	15,256
Proserv Acquisition, LLC (GBR), Class A Preferred Units	(f)(j)(l)*	Energy				837,780	5,392	9,609
Rockport (Relay), Class A Units	(f)(j)*	Consumer Durables & Apparel				219,349	—	—
Sentry Holdings, Ltd. (JEY), Common Shares A	(f)*(GBP)	Insurance				16,450	—	—
Sentry Holdings, Ltd. (JEY), Preferred B Shares	(f)*(GBP)	Insurance				6,113,719	9,065	8,499
Stuart Weitzman, Inc., Common Stock	(f)*	Consumer Durables & Apparel				5,451	—	—
Towergate (GBR), Ordinary Shares	(f)(l)*(GBP)	Insurance				116,814	173	162
Total Equity/Other							$321,632	$242,012
TOTAL INVESTMENTS — 170.5%(q)							$4,272,650	$4,116,271
LIABILITIES IN EXCESS OF OTHER ASSETS—(70.5%)								$(1,702,793)
NET ASSETS—100.0%								$2,413,478

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)
A summary of outstanding financial instruments at September 30, 2018 is as follows:
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2018	Unrealized Appreciation (Depreciation)
AUD	October 12, 2018	JP Morgan Chase Bank	A$	2,572 Sold	$1,919	$1,859	$60
CAD	October 22, 2018	State Street Bank and Trust Company	C$	12,813 Sold	9,744	9,924	(180)
CAD	October 26, 2018	JP Morgan Chase Bank	C$	4,500 Sold	3,473	3,486	(13)
EUR	October 12, 2018	JP Morgan Chase Bank		€84,000 Sold	98,190	97,605	585
EUR	October 22, 2018	State Street Bank and Trust Company		€10,500 Sold	12,225	12,210	15
EUR	October 22, 2018	State Street Bank and Trust Company		€10,250 Sold	11,934	11,919	15
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	6,713	(356)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	26,539	(241)
EUR	July 17, 2023	JP Morgan Chase Bank		€1,300 Sold	1,744	1,735	9
GBP	October 22, 2018	State Street Bank and Trust Company		£2,400 Sold	3,133	3,131	2
GBP	October 22, 2018	State Street Bank and Trust Company		£14,000 Sold	18,276	18,264	12
GBP	October 22, 2018	JP Morgan Chase Bank		£29,125 Sold	38,014	37,995	19
GBP	January 11, 2023	JP Morgan Chase Bank		£1,936 Sold	2,942	2,708	234
GBP	January 11, 2023	JP Morgan Chase Bank		£1,721 Sold	2,634	2,406	228
GBP	January 11, 2023	JP Morgan Chase Bank		£3,400 Sold	4,752	4,755	(3)
Total					$241,635	$241,249	$386
Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$—	$(19,673)
				$—	$(19,673)
Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,498	$3,498
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	836	836
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	2,310	2,310
					$—	$6,644	$6,644
As of September 30, 2018, for the above contracts and/or agreements, the Company had sufficient cash and/or securities to cover the commitments or the collateral requirements, if any, of the relevant broker or exchange.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
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

(g)
Security or portion thereof was held within CCT New York Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank as of September 30, 2018.

(h)
Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation as of September 30, 2018.

(i)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(j)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2018 represented 10.8% of the Company’s net assets. Fair value as of September 30, 2018 and December 31, 2017 along with transactions during the nine months ended September 30, 2018 in these affiliated investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
AltEn, LLC
Membership Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	4,253	2,691	(29,836)	25,583	2,691	(27,146)	—	—	—
Home Partners of America, Inc.
Subordinated Debt	76,500	633	(32,143)	(2,298)	42,692	—	4,518	—	—
Common Stock	122,652	—	—	17,003	139,655	—	—	—	—
Warrants	805	—	—	579	1,384	—	—	—	—
Orchard Marine, Ltd.
Class B Common Stock	—	—	—	—	—	—	—	—	—
Series A Preferred Stock	21,009	1	—	11,723	32,733	—	—	—	—
Rockport Company LLC
Term Loan	17,766	8,918	(6,753)	(9,816)	10,115	—	167	—	—
Class A Units	—	—	—	—	—	—	—	—	—
Charlotte Russe, Inc.
Term Loan	—	9,476	(48)	(2,258)	7,170	—	538	—	—
Common Stock	—	12,478	—	(12,478)	—	—	—	—	—
Proserv Acquisition LLC
Class A Preferred Units	—	5,392	—	4,217	9,609	—	—	—	—
Class A Common Units	—	33,547	—	(18,291)	15,256	—	—	—	—
Totals	$242,985	$73,136	$(68,780)	$13,964	$261,305	$(27,146)	$5,223	$—	$—

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
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

***	Includes PIK interest income.

(k)	Investment was on non-accrual status as of September 30, 2018.

(l)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(m)
Controlled investment as defined by the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled at September 30, 2018 represented 27.9% of the Company’s net assets. Fair value as of September 30, 2018 and December 31, 2017 along with transactions during the nine months ended September 30, 2018 in these controlled investments were as follows (amounts in thousands):

		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest Income***	Fee Income	Dividend Income
Comet Aircraft S.A.R.L	$35,760	$—	$(14,174)	$10,538	$32,124	$(12,797)	$2,243	$—	$902
Hilding Anders
Subordinated Debt	104,554	7,771	—	(13,339)	98,986	—	11,532	—	—
Class A Common Stock	3	—	—	(3)	—	—	—	—	—
Class B Common Stock	—	—	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—	—	—
Equity Options	409	—	—	4,092	4,501	—	—	—	—
KKR BPT Holdings Aggregator, LLC	5,376	3,000	—	(5,383)	2,993	—	—	—	—
Strategic Credit Opportunities Partners, LLC	300,652	—	—	6,806	307,458	—	—	—	24,215
Toorak Capital Partners, LLC	53,531	47,550	(6,594)	5,770	100,257	—	—	—	4,892
Amtek Global Technology Pte Ltd.
Term Loan	—	100,788	—	(5,518)	95,270	—	2,390	—	—
Ordinary Shares	—	30,687	—	(2,650)	28,037	—	—	—	—
Trade Claim	—	15,615	(12,599)	(347)	2,669	(550)	—	—	—
Totals	$500,285	$205,411	$(33,367)	$(34)	$672,295	$(13,347)	$16,165	$—	$30,009

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

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

(n)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 74.5% of the Company’s total assets represented qualifying assets.

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

(q)
As of September 30, 2018, the aggregate gross unrealized appreciation for all securities and derivatives in which there was an excess of value over tax cost was $153,368; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $322,390; the net unrealized depreciation was $169,022; and the aggregate cost of securities for Federal income tax purposes was $4,272,650.

*	Non-income producing security.

(1)	Not used.

(2)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2018 was 2.26%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(3)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2018 was 2.40%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(4)
The interest rate on these investments is subject to a base rate 12-Month LIBOR, which at September 30, 2018 was 2.92%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(5)
The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2018 was 2.60%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(6)
The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at September 30, 2018 was 2.31%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(7)
The interest rate on these investments is subject to a base rate of 3-Month PRIME, which at September 30, 2018 was 5.25%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(8)
The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at September 30, 2018 was 2.02%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(9)
The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at September 30, 2018 was (0.32%). The current base rate for each investment may be different from the reference rate on September 30, 2018.

See notes to condensed consolidated financial statements.

Corporate Capital Trust, Inc. and Subsidiaries
Condensed Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Abbreviations:
AUD - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1 / US $0.723 as of September 30, 2018.
CAD - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / US $0.774 as of September 30, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1 / US $1.161 as of September 30, 2018.
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1 / US $1.303 as of September 30, 2018.
SEK - Swedish Krona; local currency investment amount is denominated in Swedish Kronor. SEK1 / US $0.113 as of September 30, 2018.
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
As of September 30, 2018 the Company had various wholly owned subsidiaries including, among others, (i) CCT Tokyo Funding LLC (“CCT Tokyo Funding”) and CCT New York Funding LLC (“CCT New York Funding”), special purpose financing subsidiaries organized for the purpose of arranging secured debt financing with banks and borrowing money to invest in portfolio companies and (ii) FCF LLC, CCT Holdings LLC and CCT Holdings II LLC (collectively, the “Taxable Subsidiaries”), wholly-owned subsidiaries which are taxed as corporations for federal income tax purposes and were organized to hold certain equity securities of portfolio companies organized as pass-through entities for U.S. tax purposes.
On July 22, 2018, the Company entered into a definitive agreement with FS Investment Corporation (“FSIC”), IC Acquisition, Inc., a wholly-owned subsidiary of FSIC, and the Joint Advisor under which the Company will be merged with and into FSIC, with FSIC surviving the merger (the "Proposed Merger"), subject to the conditions in the agreement. Under the terms of the agreement, the Company’s shareholders will receive a number of FSIC shares with an aggregate net asset value (“NAV”) equal to the aggregate NAV of the shares of the Company they hold, as determined no more than two business days before closing. The combined company will remain externally managed by the Joint Advisor. The Proposed Merger is subject to approval by FSIC and the Company’s shareholders and other customary closing conditions. On September 27, 2018, the Company filed a definitive proxy statement soliciting shareholder approval of the Proposed Merger at our annual meeting scheduled for December 3, 2018.
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
On April 9, 2018, the Joint Advisor became the investment adviser of the Company. Beginning November 14, 2017 and until April 8, 2018, KKR served the Company as its investment adviser. Prior to November 14, 2017, the Former Advisers served the Company as its investment adviser. The valuation process described below was substantially the same under each investment adviser.
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

2. Significant Accounting Policies (continued)

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

2. Significant Accounting Policies (continued)

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
Management Fees – On April 9, 2018, the Joint Advisor became the investment adviser of the Company. Beginning November 14, 2017 and until to April 8, 2018, KKR served the Company as its investment adviser. Prior to November 14, 2017, the Former Advisers served the Company as its investment adviser. The management fees described below were calculated in substantially the same manner under each investment advisor.

2. Significant Accounting Policies (continued)

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

2. Significant Accounting Policies (continued)

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Weighted average number of shares of common stock outstanding (as reported)	307,090,344	308,269,633
Weighted average number of shares of common stock outstanding (pro-forma)	136,484,597	137,008,726
Net investment income per share (as reported)	$0.17	$0.52
Net investment income per share (pro-forma)	$0.39	$1.16
Diluted and basic earnings per share (as reported)	$0.15	$0.54
Diluted and basic earnings per share (pro-forma)	$0.33	$1.22
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU and the related amendments on January 1, 2018 and the adoption did not materially impact the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
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

3. Investments (continued)

As of September 30, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following (in thousands):

	As of September 30, 2018
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,637,494	$1,610,169	39.1%	66.7%
Second Lien Senior Secured Loans	1,022,210	999,043	24.3	41.4
Other Senior Secured Debt	220,840	196,348	4.8	8.1
Total Senior Debt	2,880,544	2,805,560	68.2	116.2
Subordinated Debt	362,809	330,483	8.0	13.7
Asset Based Finance	413,637	430,758	10.4	17.9
Strategic Credit Opportunities Partners, LLC	294,028	307,458	7.5	12.7
Equity/Other	321,632	242,012	5.9	10.0
Total Investments	$4,272,650	$4,116,271	100.0%	170.5%

	As of December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Asset Category
Senior Debt
First Lien Senior Secured Loans	$1,712,750	$1,672,178	42.1%	67.3%
Second Lien Senior Secured Loans	978,764	943,753	23.8	38.0
Other Senior Secured Debt	148,754	141,302	3.6	5.7
Total Senior Debt	2,840,268	2,757,233	69.5	111.0
Subordinated Debt	393,053	381,677	9.6	15.4
Asset Based Finance	372,035	346,507	8.7	13.9
Strategic Credit Opportunities Partners, LLC	294,028	300,652	7.6	12.1
Equity/Other	258,119	182,340	4.6	7.3
Subtotal	4,157,503	3,968,409	100.0%	159.7
Short Term Investments	688	688		—
Total Investments	$4,158,191	$3,969,097		159.7%
As of September 30, 2018, debt investments on non-accrual status represented 2.2% and 1.3% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2017, debt investments on non-accrual status represented 2.9% and 1.2% of total investments on an amortized cost basis and fair value basis, respectively.
The industry composition, geographic dispersion, and local currencies of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments, excluding short term investments and derivative instruments, as of September 30, 2018 and December 31, 2017 were as follows:

3. Investments (continued)

Industry Compositions (1)	September 30, 2018	December 31, 2017
Capital Goods	16.3%	19.3%
Software & Services	12.0	11.4
Diversified Financials	11.8	10.0
SCJV	7.5	7.6
Retailing	7.2	6.7
Consumer Durables & Apparel	5.7	6.3
Health Care Equipment & Services	5.3	3.6
Real Estate	4.5	5.0
Transportation	3.9	3.2
Materials	3.7	5.5
Automobiles & Components	3.1	5.8
Consumer Services	2.8	2.0
Food & Staples Retailing	2.4	1.3
Household & Personal Products	2.4	2.6
Commercial & Professional Services	2.3	2.9
Insurance	2.1	0.7
Technology Hardware & Equipment	2.0	1.4
Energy	1.7	2.1
Food, Beverage & Tobacco	1.3	0.5
Semiconductors & Semiconductor Equipment	0.9	0.5
Pharmaceuticals, Biotechnology & Life Sciences	0.5	—
Banks	0.4	0.4
Media & Entertainment	0.2	1.2
Telecommunication Services	—	—
Application Software	—	—
Total	100.0%	100.0%
Geographic Dispersion (1)(2)
United States	86.4%	84.4%
Germany	3.0	—
Ireland	2.7	2.0
Sweden	2.5	2.7
Luxembourg	2.4	2.9
United Kingdom	0.9	0.7
Virgin Islands, British	0.8	0.5
Netherlands	0.8	—
Cayman Islands	0.3	0.5
Canada	0.1	2.5
Singapore	0.1	3.5
Australia	—	0.1
Jersey	—	0.2
Total	100.0%	100.0%
Local Currency (1)
U.S. Dollar	92.5%	91.3%
Euro	7.1	7.8
British Pound Sterling	0.2	0.2
Swedish Krona	0.1	—
Canadian Dollar	0.1	0.7
Australian Dollar	—	—
Total	100.0%	100.0%

(1)	Amounts are rounded to nearest .01%.

(2)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

3. Investments (continued)

Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV, a joint venture between the Company and Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the Company and Conway. Pursuant to the terms of the agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The Company and Conway have agreed to provide capital to SCJV of up to $500 million in the aggregate. The Company and Conway will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV. As of September 30, 2018, the Company and Conway have funded approximately $336.03 million to SCJV, of which $294.03 million was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of September 30, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of September 30, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $321.34 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
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
During the three and nine months ended September 30, 2018 the Company sold investments with a fair value $14.20 million and $318.13 million, respectively, to SCJV and recognized a net realized gain (loss) of $(0.23) million and $2.02 million, respectively, in connection with the transactions. As of September 30, 2018, $14.26 million of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.
As of September 30, 2018 and December 31, 2017, SCJV had total investments with a fair value of $591.54 million and $514.04 million, respectively. As of September 30, 2018 and December 31, 2017, SCJV had no investments on non-accrual status.
Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Total debt investments (1)	$533,174	$522,210
Weighted average current interest rate on debt investments (2)	8.07%	7.04%
Number of portfolio companies in SCJV	37	35
Largest investment in a single portfolio company (1)	$70,464	$57,854
Unfunded Commitments	$31,223	$15,666

(1)	At par amount.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

3. Investments (continued)

Strategic Credit Opportunities Partners, LLC Portfolio
As of September 30, 2018 (in thousands)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
First Lien Senior Secured Loans —113.2%
Acosta Holdco, Inc.	(g)(1)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	$3,972	$3,803	$2,977
Apex Group, Limited (GBR)	(c)(d)(1)	Diversified Financials	L + 650	1.00%	6/15/2025	14,251	13,674	13,750
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,116	3,716	3,613
Brand Energy & Infrastructure Services, Inc.	(2)	Capital Goods	L + 425	1.00%	6/21/2024	17,826	17,856	17,963
Bugaboo International BV (NLD)	(c)(d)(EUR)	Consumer Durables & Apparel	7.75%		3/20/2025	€26,115	30,642	29,382
Casual Dining Group, Ltd. (GBR)	(c)(d)(2)(GBP)	Consumer Services	L + 725	1.00%	12/10/2022	£5,068	6,434	6,606
	(d)(e)(2)(GBP)	Consumer Services	L + 725	1.00%	12/10/2022	$16,712	17,371	21,783
CommerceHub, Inc.	(1)	Software & Services	L + 375		5/21/2025	2,162	2,164	2,170
Commercial Barge Line, Co.	(c)(g)(1)	Transportation	L + 875	1.00%	11/12/2020	4,341	4,207	3,374
David’s Bridal, Inc.	(2)	Retailing	L + 400	1.25%	10/11/2019	1,494	1,445	1,331
Dentix (SPN)	(c)(d)(3)(EUR)	Health Care Equipment & Services	E + 825		12/1/2022	€21,000	24,838	23,653
Eacom Timber Corp. (CAN)	(c)(d)(2)	Materials	L + 650	1.00%	11/30/2023	$70,464	70,520	70,271
FleetPride Corporation	(1)	Capital Goods	L + 450	1.25%	11/18/2022	2,669	2,685	2,703
Harbor Freight Tools USA, Inc.	(1)	Retailing	L + 250	0.75%	8/18/2023	2,590	2,598	2,595
Huws Gray, Ltd (GBR)	(c)(d)(2)(GBP)	Materials	L + 525	0.50%	2/22/2025	£17,360	26,300	25,322
ID Verde (FRA)	(c)(d)(4)(EUR)	Commercial & Professional Services	E + 700		3/29/2025	€14,979	18,289	18,176
	(c)(d)(4)(GBP)	Commercial & Professional Services	E + 725		3/29/2025	£5,804	7,632	7,534
Koosharem, LLC	(c)(2)	Commercial & Professional Services	L + 500	1.00%	4/18/2025	$16,050	15,936	16,221
Marshall Retail Group, LLC	(c)(2)	Retailing	L + 600	1.00%	8/25/2020	16,124	15,454	15,853
MedAssets, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022	6,948	6,994	7,009
P2 Energy Solutions, Inc.	(2)	Software & Services	L + 400	1.00%	10/30/2020	2,955	2,942	2,927
Plaskolite, LLC	(5)	Materials	P + 250		11/3/2022	3,998	3,998	4,008
Raley’s	(c)(g)(1)	Food & Staples Retailing	L + 525	1.00%	5/18/2022	2,749	2,739	2,767

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)		Cost	Fair Value
Savers, Inc.	(c)(g)(2)	Retailing	L + 375	1.25%	7/9/2019		$9,766	$9,298	$9,515
SMART Global Holdings, Inc.	(c)(e)(5)	Semiconductors & Semiconductor Equipment	P + 275		8/9/2022		459	403	408
	(c)(e)(2)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		18,741	18,937	18,928
Standard Aero, Ltd.	(1)	Capital Goods	L + 375	1.00%	7/7/2022		977	982	984
Staples Canada (CAN)	(c)(d)(g)(6)(CAD)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	34,692	26,482	27,186
TIBCO Software, Inc.	(1)	Software & Services	L + 350	1.00%	12/4/2020		$18,943	18,590	19,051
Transplace	(1)	Transportation	L + 375	1.00%	10/9/2024		3,336	3,348	3,364
Utility One Source LP	(c)(g)(1)	Capital Goods	L + 550	1.00%	4/18/2023		7,706	7,645	7,889
Vee Pak, LLC	(c)(g)(1)	Household & Personal Products	L + 675	1.00%	3/9/2023		8,888	8,840	8,433
Total First Lien Senior Secured Loans								$396,762	$397,746
Second Lien Senior Secured Loans—13.5%
Casual Dining Group, Ltd. (GBR)	(c)(d)(f)(GBP)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£13,177	$17,703	$17,176
Grocery Outlet, Inc.	(c)(g)(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022		$30,000	30,281	30,150
Total Second Lien Senior Secured Loans								$47,984	$47,326
Other Senior Secured Debt—2.4%
Artesyn Technologies, Inc.	(c)(g)	Technology Hardware & Equipment	9.75%		10/15/2020		$8,900	$8,095	$8,499
Total Other Senior Secured Debt								$8,095	$8,499
Total Senior Debt								$452,841	$453,571
Subordinated Debt—26.0%
Cemex Materials, LLC	(f)	Materials	7.70%		7/21/2025		$58,454	$66,638	$66,638
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025		7,211	7,442	7,493
Hillman Group, Inc.	(f)	Consumer Durables & Apparel	6.38%		7/15/2022		1,893	1,781	1,713
JC Penney Corp., Inc.		Retailing	8.13%		10/1/2019		53	55	53
Kenan Advantage Group, Inc.	(c)(f)(g)	Transportation	7.88%		7/31/2023		7,692	7,545	7,995
Solera Holdings, Inc.	(f)	Software & Services	10.50%		3/1/2024		6,818	7,349	7,505
Total Subordinated Debt								$90,810	$91,397
Asset Based Finance —10.1%
GA Capital Specialty Lending Fund, Limited Partnership Interest	(c)	Diversified Financials				N/A		$27,570	$35,690
								$27,570	$35,690
Equity/Other —3.1%
Casual Dining Group, Ltd., Common Stock (GBR)	(c)(d)(GBP)	Consumer Services					12,670	$15,900	$10,883

3. Investments (continued)

Company (a)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (b)	Cost	Fair Value
							$15,900	$10,883
TOTAL INVESTMENTS — 168.3%							$587,121	$591,541

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Investments classified as Level 3.

(d)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

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

(g)	This investment is held by both the Company and SCJV as of September 30, 2018.

(1)
The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2018 was 2.26%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(2)
The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2018 was 2.40%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(3)	The interest rate on these investments is subject to a base rate of 6-Month EURIBOR, which at September 30, 2018 was (0.27)%.

(4)
The interest rate on these investments is subject to a base rate of 3-Month EURIBOR, which at September 30, 2018 was (0.32)%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(5)
The interest rate for these investments is subject to the base rate of PRIME, which at September 30, 2018 was 5.25%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(6)
The interest rate for these investments is subject to a 3 month CDOR, which at September 30, 2018 was 2.02%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

Abbreviations:
CAD - Canadian Dollar; local currency investments amount is denominated in Canadian Dollar. C$1/US$ 0.774 as of September 30, 2018.
EUR - Euro; local currency investment amount is denominated in Euros. €1/US$ 1.161 as of September 30, 2018.
GBP - British Pound Sterling; local currency investment amount is denominated in Pound Sterling. £1/US$ 1.303 as of September 30, 2018.
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
E - EURIBOR - Euro Interbank Offered Rate
Below is selected balance sheet information for SCJV as of September 30, 2018 and December 31, 2017 (in thousands):

	As of
	September 30, 2018	December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$591,541	$514,036
Cash and other assets	96,238	101,529
Total assets	687,779	615,565
Debt	321,342	268,221
Other liabilities	15,057	3,741
Total liabilities	336,399	271,962
Member’s equity	$351,380	$343,602

3. Investments (continued)

Below is selected statement of operations information for SCJV for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selected Statement of Operation Information
Total investment income	$12,614	$4,487	$38,800	$13,728
Expenses
Interest expense	3,531	1,311	9,396	3,654
Custodian and accounting fees	72	(48)	162	57
Administrative services	83	114	212	143
Professional services	57	20	192	45
Other	9	4	57	9
Total expenses	3,752	1,401	10,019	3,908
Net investment income	8,862	3,086	28,781	9,820
Net realized and unrealized losses	1,884	(459)	6,671	(1,598)
Net increase in net assets resulting from operations	$10,746	$2,627	$35,452	$8,222
4. Derivative Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed consolidated statements of assets and liabilities held as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value
Derivative Instrument	Statement Location	September 30, 2018	December 31, 2017
Cross currency swaps	Unrealized depreciation on swap contracts	$(19,673)	$(29,604)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	1,179	1,194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(793)	(3,401)
Interest rate swaps	Unrealized appreciation on swap contracts	6,644	3,763
Total		$(12,643)	$(28,048)

4. Derivative Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2018 and 2017 are in the following locations in the condensed consolidated statements of operations (in thousands):

		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2018	2017	2018	2017
Cross currency swaps	Net realized gains (losses) on swap contracts	$1,023	$808	$1,362	$12,854
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	2,604	(7,848)	7,081	(7,926)
Interest rate swaps	Net realized gains (losses) on swap contracts	(941)	2,663	1,131	1,914
TRS	Net realized gains on swap contracts	—	—	—	3,014
Total		$2,686	$(4,377)	$9,574	$9,856

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2018	2017	2018	2017
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$1,100	$(9,037)	$9,931	$(43,844)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	85	2,746	2,593	(9,235)
Interest rate swaps	Net change in unrealized depreciation on swap contracts	3,803	(4,521)	2,881	(6,207)
TRS	Net change in unrealized depreciation on swap contracts	—	—	—	(3,397)
Total		$4,988	$(10,812)	$15,405	$(62,683)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
BMO Capital Markets	$2,310	$—	$—	$—	$2,310
Total	$2,310	$—	$—	$—	$2,310

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$20,286	$(5,469)	$—	$—	$14,817
State Street Bank and Trust Company	180	(44)	—	(136)	—
Total	$20,466	$(5,513)	$—	$(136)	$14,817

4. Derivative Instruments (continued)

	As of December 31, 2017
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
State Street Bank and Trust Company	$899	$—	$—	$—	$899
Total	$899	$—	$—	$—	$899

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities (3)
J.P. Morgan Chase Bank	$33,005	$(4,058)	$—	$—	$28,947
Total	$33,005	$(4,058)	$—	$—	$28,947

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.
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
As of September 30, 2018 and December 31, 2017, the Company’s open foreign currency forward contracts were as follows ($ in thousands):

4. Derivative Instruments (continued)

As of September 30, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2018	Unrealized Appreciation (Depreciation)
AUD	October 12, 2018	JP Morgan Chase Bank	A$	2,572 Sold	$1,919	$1,859	$60
CAD	October 22, 2018	State Street Bank and Trust Company	C$	12,813 Sold	9,744	9,924	(180)
CAD	October 26, 2018	JP Morgan Chase Bank	C$	4,500 Sold	3,473	3,486	(13)
EUR	October 12, 2018	JP Morgan Chase Bank		€84,000 Sold	98,190	97,605	585
EUR	October 22, 2018	State Street Bank and Trust Company		€10,500 Sold	12,225	12,210	15
EUR	October 22, 2018	State Street Bank and Trust Company		€10,250 Sold	11,934	11,919	15
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	6,713	(356)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	26,539	(241)
EUR	July 17, 2023	JP Morgan Chase Bank		€1,300 Sold	1,744	1,735	9
GBP	October 22, 2018	State Street Bank and Trust Company		£2,400 Sold	3,133	3,131	2
GBP	October 22, 2018	State Street Bank and Trust Company		£14,000 Sold	18,276	18,264	12
GBP	October 22, 2018	JP Morgan Chase Bank		£29,125 Sold	38,014	37,995	19
GBP	January 11, 2023	JP Morgan Chase Bank		£1,936 Sold	2,942	2,708	234
GBP	January 11, 2023	JP Morgan Chase Bank		£1,721 Sold	2,634	2,406	228
GBP	January 11, 2023	JP Morgan Chase Bank		£3,400 Sold	4,752	4,755	(3)
Total					$241,635	$241,249	$386

As of December 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2017	Unrealized Appreciation (Depreciation)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	4,736 Sold	$3,624	$3,695	$(71)
AUD	January 11, 2018	JP Morgan Chase Bank	A$	2,000 Bought	(1,512)	(1,560)	48
CAD	September 11, 2018	State Street Bank and Trust Company	C$	35,650 Sold	29,328	28,429	899
EUR	January 11, 2018	JP Morgan Chase Bank		€76,299 Sold	90,523	91,590	(1,067)
EUR	July 8, 2019	JP Morgan Chase Bank		€5,641 Sold	6,357	7,033	(676)
EUR	July 8, 2019	JP Morgan Chase Bank		€22,300 Sold	26,298	27,806	(1,508)
GBP	January 11, 2018	JP Morgan Chase Bank		£9,836 Bought	(13,036)	(13,283)	247
GBP	April 9, 2018	JP Morgan Chase Bank		£8,433 Sold	11,345	11,424	(79)
Total					$152,927	$155,134	$(2,207)
As of September 30, 2018 and December 31, 2017, the Company’s open cross currency swaps were as follows ($ in thousands).

4. Derivative Instruments (continued)

As of September 30, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(19,673)
				$(19,673)

As of December 31, 2017
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.200% on USD notional amount of $188,109	0.000% on EUR notional amount of €177,545	12/31/2019	$(26,362)
JP Morgan Chase Bank	1.960% on USD notional amount of $36,092	0.500% on GBP notional amount of £29,125	6/30/2018	(3,242)
				$(29,604)
As of September 30, 2018 and December 31, 2017, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $429.74 million and $377.13 million, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of September 30, 2018 and December 31, 2017 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of September 30, 2018				Hedges As of September 30, 2018
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€311,265	$361,067	$258,560		€311,536	$344,857
Canadian Dollars	C$	4,500	3,501	3,526	C$	17,313	13,217
British Pound Sterling		£—	—	—		£52,582	69,751
Australian Dollars	A$	—	—	—	A$	2,572	1,919
Total			$364,568	$262,086			$429,744

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017				Hedges As of December 31, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€363,882	$436,604	$309,257		€281,785	$311,287
Canadian Dollars	C$	35,641	28,354	27,640	C$	35,650	29,328
British Pound Sterling		£—	—	—		£27,722	34,401
Australian Dollars	A$	—	—	—	A$	2,736	2,112
Total			$464,958	$336,897			$377,128
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
As of September 30, 2018 and December 31, 2017, the Company’s open interest rate swaps were as follows ($ in thousands).

4. Derivative Instruments (continued)

As of September 30, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$3,498	$3,498
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	836	836
BMO Capital Markets	$200,000	3-Month LIBOR	2.77%	3/8/2023	—	2,310	2,310
					$—	$6,644	$6,644
As of December 31, 2017
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$100,000	3-Month LIBOR	1.36%	12/31/2020	$—	$2,282	$2,282
JP Morgan Chase Bank	$100,000	3-Month LIBOR	0.84%	3/31/2019	—	1,481	1,481
					$—	$3,763	$3,763
Equity Options and Warrants:
The Company holds equity options and warrants in certain portfolio companies in an effort to achieve additional investment returns. In holding equity options and warrants, the Company bears the risk of an unfavorable change in the value of the underlying equity interests. Equity options and warrants are recorded as investments at fair value in the condensed consolidated statements of assets and liabilities. The aggregate fair value of equity options and warrants included in investments at fair value in the Company’s condensed consolidated statements of assets and liabilities represented 0.24% and 0.05% of the Company’s net assets as of each of September 30, 2018 and December 31, 2017, respectively.
Below is a summary of the Company’s investments in equity options and warrants as of September 30, 2018 and December 31, 2017 (in thousands, except share amounts):

			As of September 30, 2018
Company	Expiration Date	No. Shares	Cost	Fair Value
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	4,501
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	1,384
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$15,280	$5,885

			As of December 31, 2017
Company	Expiration Date	No. Shares	Cost	Fair Value
Amtek Global Technology Pte. Ltd., Warrants	12/31/2018	9,991	$4,785	$—
Hilding Anders, Equity Options	12/31/2020	236,160,807	14,988	409
Home Partners of America, Inc., Warrants	8/7/2024	2,675	292	805
Petroplex Acidizing, Inc., Warrants	12/29/2026	8	—	—
Total			$20,065	$1,214
The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2018 and December 31, 2017 generally reflect the volume of derivative activity throughout the periods presented.
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
The following table summarizes the components of the net realized gains on derivative instruments relating to the TRS (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Interest and fee income	$—	$11,526
Financing charge (1)	—	(10,131)
Net realized gains (losses)	—	1,619
Net realized gains on derivative instruments related to the TRS	$—	$3,014

(1)	Financing charge for the nine months ended September 30, 2017 includes a make-whole fee of $6.40 million.

5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2018 and 2017 (in thousands):

	September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$666,917	$2,138,643	$2,805,560
Subordinated Debt	—	94,062	236,421	330,483
Asset Based Finance	—	—	430,758	430,758
Strategic Credit Opportunities Partners, LLC	—	—	307,458	307,458
Equity/Other	—	—	242,012	242,012
Total investments	$—	$760,979	$3,355,292	$4,116,271

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$1,179	$—	$1,179
Interest rate swaps	—	6,644	—	6,644
Liabilities
Cross currency swaps	—	(19,673)	—	(19,673)
Foreign currency forward contracts	—	(793)	—	(793)
Interest rate swaps	—	—	—	—
Total	$—	$(12,643)	$—	$(12,643)

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$623,922	$2,133,311	$2,757,233
Subordinated Debt	—	120,790	260,887	381,677
Asset Based Finance	—	—	346,507	346,507
Strategic Credit Opportunities Partners, LLC	—	—	300,652	300,652
Equity/Other	4,456	3,991	173,893	182,340
Subtotal	4,456	748,703	3,215,250	3,968,409
Short term investments	688	—	—	688
Total investments	$5,144	$748,703	$3,215,250	$3,969,097

Derivative Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$1,194	$—	$1,194
Interest rate swaps	—	3,763	—	3,763
Liabilities
Cross currency swaps	—	(29,604)	—	(29,604)
Foreign currency forward contracts	—	(3,401)	—	(3,401)
Total	$—	$(28,048)	$—	$(28,048)
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 and year ended December 31, 2017.
The carrying value of cash and foreign currency is classified as Level 1 with respect to the fair value hierarchy. The carrying values of the Company’s collateral on deposit with custodian, term loan and revolving credit facilities approximate their fair value and are classified as Level 2 with regards to the fair value hierarchy.
At September 30, 2018, the Company held 126 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.4 billion and 81.5% of the total investment portfolio. At December 31, 2017, the Company held 114 distinct investment positions classified as Level 3, representing an aggregate fair value of $3.22 billion and 81.0% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017 were as follows ($ in thousands):

5. Fair Value of Financial Instruments (continued)

			As of September 30, 2018
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,961,653	Discounted Cash Flow	Discount Rate	8.3% - 15.0% (11.3%)	Decrease
	176,990	Waterfall	EBITDA Multiple	3.71x - 10.30x (6.44x)	Increase
Subordinated Debt	137,435	Discounted Cash Flow	Discount Rate	9.6% - 15.2% (11.6%)	Decrease
	85,952	Waterfall	EBITDA Multiple	9.75x (9.75x)	Increase
	13,034	Option Pricing Model	Implied Volatility	30.0% (30.0%)	Increase
Asset Based Finance	191,376	Discounted Cash Flow	Discount Rate	5.4% - 18.0% (10.2%)	Decrease
	173,456	Waterfall	EBITDA Multiple	1.39x - 4.20x (2.57x)	Increase
	65,926	Net Asset Value	Price to Book Value	1.00x (1.00x)	Increase
Strategic Credit Opportunities Partners	307,458	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	141,039	Option Pricing Model	Illiquidity Discount	10.0% (10.0%)	Decrease
	100,973	Waterfall	EBITDA Multiple	1.00x - 13.63x (5.32x)	Increase
Total	$3,355,292

			As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques(2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Debt	$1,769,358	Discounted Cash Flow	Discount Rate	1.30% - 24.30% (11.00%)	Decrease
	363,953	Waterfall	EBITDA Multiple	4.13x - 9.53x (6.89x)	Increase
Subordinated Debt	157,420	Waterfall	EBITDA Multiple	8.61x - 10.74x (9.51x)	Increase
	13,950	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
	89,517	Discounted Cash Flow	Discount Rate	9.10% - 14.30% (9.90%)	Decrease
Asset Based Finance	208,892	Discounted Cash Flow	Discount Rate	5.39% - 18.0% (12.0%)	Decrease
	116,606	Waterfall	EBITDA Multiple	1.31x - 4.00x (2.76x)	Increase
	21,009	Net Asset Value	Net Asset Value	N/A	Increase
Strategic Credit Opportunities Partners	300,652	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	173,481	Waterfall	Illiquidity Discount	0.00% - 20.00% (10.68%)	Decrease
	412	Option Pricing Model	Implied Volatility	27.50% (27.50%)	Increase
Total	$3,215,250

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

The above tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide reconciliations for the three and nine months ended September 30, 2018 and 2017 of investments for which Level 3 inputs were used in determining fair value (in thousands):

	Three Months Ended September 30, 2018
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total
Fair value balance as of July 1, 2018	$2,156,652	$212,743	$413,133	$306,736	$253,239	$3,342,503
Additions (1)	113,313	29,622	45,108	—	1,000	189,043
Net realized gains (losses) (2)	(24,967)	—	—	—	(751)	(25,718)
Net change in unrealized appreciation (depreciation) (3)	24,638	(6,010)	(5,761)	722	634	14,223
Sales or repayments (4)	(132,430)	—	(22,757)	—	(12,110)	(167,297)
Net discount accretion	1,437	66	1,035	—	—	2,538
Transfers into Level 3	—	—	—	—	—	—
Fair value balance as of September 30, 2018	$2,138,643	$236,421	$430,758	$307,458	$242,012	$3,355,292
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2018 (3)	$27,213	$(6,103)	$(5,304)	$722	$437	$16,965

	Nine Months Ended September 30, 2018
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total
Fair value balance as of January 1, 2018	$2,133,311	$260,887	$346,507	$300,652	$173,893	$3,215,250
Additions (1)	825,504	29,840	84,844	—	101,126	1,041,314
Net realized gains (losses) (2)	(32,004)	492	(12,797)	—	(4,884)	(49,193)
Net change in unrealized appreciation (depreciation) (3)	4,761	(15,509)	42,650	6,806	(6,503)	32,205
Sales or repayments (4)	(796,875)	(39,543)	(33,555)	—	(21,620)	(891,593)
Net discount accretion	3,946	254	3,109	—	—	7,309
Transfers into Level 3	—	—	—	—	—	—
Fair value balance as of September 30, 2018	$2,138,643	$236,421	$430,758	$307,458	$242,012	$3,355,292
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2018 (3)	$1,841	$(14,421)	$43,736	$6,806	$(13,302)	$24,660

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

5. Fair Value of Financial Instruments (continued)

	Three Months Ended September 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of July 1, 2017	$2,169,620	$410,668	$390,208	$98,101	$198,517	$—	$3,267,114
Additions (1)	308,548	5,619	25,756	201,628	—	—	541,551
Net realized gains (losses) (2)	(9,440)	(15)	(7,853)	—	(3,585)	—	(20,893)
Net change in unrealized appreciation (depreciation) (3)	11,426	5,889	12,722	(523)	2,049	—	31,563
Sales or repayments (4)	(338,998)	(2,521)	(126,978)	—	(6,011)	—	(474,508)
Net discount accretion	1,602	179	976	—	—	—	2,757
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of September 30, 2017	$2,142,758	$419,819	$294,831	$299,206	$190,970	$—	$3,347,584
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (3)	$4,111	$5,547	$5,903	$(523)	$(1,603)	$—	$13,435

	Nine Months Ended September 30, 2017
	Senior Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/Other	Total Return Swaps	Total
Fair value balance as of January 1, 2017	$2,166,597	$405,203	$344,305	$98,998	$174,381	$3,397	$3,192,881
Additions (1)	752,620	6,695	91,560	201,628	62,768	—	1,115,271
Net realized gains (losses) (2)	(87,737)	(7,428)	(7,853)	—	(5,758)	3,014	(105,762)
Net change in unrealized appreciation (depreciation) (3)	129,968	42,444	14,470	(1,420)	(32,376)	—	153,086
Sales or repayments (4)	(823,192)	(27,625)	(150,358)	—	(8,045)	(6,411)	(1,015,631)
Net discount accretion	4,502	530	2,707	—	—	—	7,739
Transfers into Level 3	—	—	—	—	—	—	—
Fair value balance as of September 30, 2017	$2,142,758	$419,819	$294,831	$299,206	$190,970	$—	$3,347,584
Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (3)	$66	$31,030	$6,670	$(1,420)	$(38,771)	$—	$(2,425)

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

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the nine months ended September 30, 2018 and 2017. Investments are transferred at fair value as of the beginning of the quarter in which they are transferred. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed consolidated statements of operations.

6. Related Party Transactions

The Joint Advisor receives, and KKR, CNL and certain CNL affiliates received, compensation or reimbursement for advisory services and other services in connection with the performance and supervision of administrative services and investment advisory activities.
Since April 9, 2018, the Company is a party to an investment advisory agreement with the Joint Advisor (the “Joint Advisor Investment Advisory Agreement”) for the overall management of the Company’s investment activities. Under the terms of the Joint Advisor Investment Advisory Agreement, the Joint Advisor earns a base management fee (referred to as an investment advisory fee) equal to an annual rate of 1.5% of the Company’s average gross assets as of the end of the two most recently completed months, computed and paid monthly. The computation of gross assets excludes cash and short-term investments. Concurrent with the Listing and prior to April 9, 2018, the Company was a party to an investment advisory agreement with KKR (the “Former KKR Investment Advisory Agreement”). Prior to the Listing, the Company was a party to an investment advisory agreement with CNL, (the “Former CNL Investment Advisory Agreement”). The terms of the Former KKR Investment Advisory Agreement were substantially the same as the Joint Advisor Investment Advisory Agreement. Under the terms of the Former CNL Investment Advisory Agreement, CNL earned a base management fee equal to an annual rate of 2% of the Company's average gross assets, computed using the same method as under the Joint Advisor Investment Advisory Agreement. Also prior to the Listing, the Company and CNL had entered into a sub-advisory agreement with KKR (the “Former Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. CNL compensated KKR for advisory services that it provided to the Company with 50% of the base management fees and performance-based incentive fees that CNL received under the Former CNL Investment Advisory Agreement.
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

The incentive fee on capital gains is paid annually if earned, and is equal to (i) 20% of all realized gains on a cumulative basis from inception, net of (x) all realized losses on a cumulative basis, (y) unrealized depreciation at year end and (z) disregarding any net realized gains associated with the TRS interest spread (which represents the difference between (a) the interest and fees

6. Related Party Transactions (continued)

received on the TRS, and (b) the financing fees paid to the TRS Counterparty), less (ii) the aggregate amount of any previously paid incentive fee on capital gains.
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
Related party fees, expenses and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2018, and 2017 are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2018	2017	2018	2017
Joint Advisor	Joint Advisor Investment Advisory Agreement: Base management fees (investment advisory fees)	$15,817	$—	$30,088	$—
KKR	Former KKR Investment Advisory Agreement: Base management fees (investment advisory fees)	—	—	16,507	—
CNL and KKR	Former CNL Investment Advisory Agreement: Base management fees (investment advisory fees)	—	21,173	—	62,858
Joint Advisor	Joint Advisor Investment Advisory Agreement: Subordinated incentive fee on income(1)	10,946	—	22,656	—
KKR	Former KKR Investment Advisory Agreement: Subordinated incentive fee on income(1)	—	—	12,373	—
CNL and KKR	Former CNL Investment Advisory Agreement: Subordinated incentive fee on income(1)	—	2,046	—	7,721
Joint Advisor	Joint Advisor Investment Advisory Agreement: Investment expenses reimbursement(2)	905	—	1,172	—
KKR	Former KKR Investment Advisory Agreement: Investment expenses reimbursement(2)	—	373	193	2,982
Joint Advisor	Joint Administrative Services Agreement: Administrative and compliance services	605	—	1,058	—
KKR	Former KKR Administrative Services Agreement: Administrative and compliance services	—	—	486	—
CNL	Former CNL Administrative Services Agreement: Administrative and compliance services	—	531	—	1,585

(1)
Subordinated incentive fees on income are included in performance-based incentive fees in the condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, a subordinated incentive fee on income of $10.95 million and $8.42 million, respectively, was payable to the Company's investment adviser.

(2)
Includes fees related to transactional expenses related to prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs amounted to $0.18 million and $0.40 million for the three and nine months ended September 30, 2018, respectively, and $0.24

6. Related Party Transactions (continued)

million and $0.53 million during the three and nine months ended September 30, 2017, respectively. Prior to November 14, 2017, these expenses were reimbursed pursuant to the Sub-Advisory Agreement.
The Joint Advisor is, and KKR was, obligated to remit to the Company any earned capital structuring fees based on the Company’s pro-rata portion of the co-investment transactions or originated investments in which the Company participates. As a result, the Company earned capital structuring fees of $1.47 million and $4.67 million during the three and nine months ended September 30, 2018, respectively, and $3.72 million and $7.44 million during the three and nine months ended September 30, 2017. There were no capital structuring fees receivable from the Joint Advisor as of September 30, 2018. As of December 31, 2017, $2.80 million of capital structuring fees were receivable from the Joint Advisor.
Indemnification – The Joint Advisor Investment Advisory Agreement contains certain indemnification provisions in favor of the Joint Advisor, its directors, officers, associated persons, and its affiliates. In addition, the Company’s articles of incorporation contain certain indemnification provisions in favor of the Company’s officers, directors, agents, and certain other persons and the Company has entered into indemnification agreements with each of its directors, providing that the Company will indemnify each director to the fullest extent permitted by applicable law in any proceeding related to such person's service as a director of the Company. As of September 30, 2018, management believed that the risk of incurring any losses for such indemnification was remote.
7. Fee Income
Fee income, which is nonrecurring, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2018	2017	2018	2017
Capital structuring fees	$1,466	$3,719	$4,672	$7,442
Break-up fees	—	349	—	3,970
Amendment fees	415	205	1,435	1,111
Commitment fees	—	143	140	143
Consent fees	—	—	520	—
Total	$1,881	$4,416	$6,767	$12,666
8. Distributions
The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2018, and 2017 are presented in the tables below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2018				2017
	Per Share		Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$1.31	(1)	$164,015	100.0%	$1.31	$178,955	100.0%
From net investment income	1.13		142,700	87.0	1.16	158,821	88.7
Distributions in excess of net investment income	0.18		21,315	13.0	0.15	20,134	11.3

(1)	Includes a special cash distribution in the amount of $0.10125 per share.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains, if any, in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2018, and 2017 (in thousands).

8. Distributions (continued)

Nine Months Ended September 30,	2018	2017
Ordinary income component of tax basis undistributed earnings	$55,862	$69,343
Offering expenses	—	394
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,593	(9,235)
Net change in unrealized appreciation on total return swaps	—	(3,397)
Total (1)	$58,455	$57,105

(1)	The above table does not present all adjustments to calculate taxable income available for distributions.
For the nine months ended September 30, 2018, the tax-related sources of distributions of $58.46 million were greater than the distributions in excess of net investment income of $21.32 million. None of the distributions declared during the year ended December 31, 2017 were classified as a tax basis return of capital.
Undistributed net investment income was $16.32 million and $37.63 million as of September 30, 2018 and December 31, 2017, respectively.
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
With respect to each distribution pursuant to the DRP, the Company reserves the right to either issue new shares of its common stock or purchase such shares in the open market. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (a) if the market price per share is equal to or greater than the net asset value per share, then the Company will issue shares of its common stock at the greater of (i) net asset value per share and (ii) 95% of the market price per share; and (b) if the market price per share is less than the net asset value per share, then, in the Company's sole discretion, (i) shares of its common stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) the Company will issue shares of its common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of the Company's common stock to be issued to a Participant will be determined by dividing the total dollar amount of the distribution payable to a Participant by the price per share at which the Company issues such shares. However, shares purchased in open market transactions by the plan administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company's common stock purchased in the open market. During the three and nine months ended September 30, 2018, the administrator for the Company's DRP purchased 102,745 and 416,795 shares of common stock, respectively, for an average price per share of $16.64 and $16.59, respectively, in the open market and distributed such shares to participants in the Company’s DRP.
9. Share Transactions
During the nine months ended September 30, 2017, the Company issued 4,316,511 shares of common stock pursuant to its distribution reinvestment plan, for total proceeds of $88.09 million and average proceeds per share of $20.41. The Company did not issue any shares of common stock to satisfy the reinvestment portion of distributions paid during the nine months ended September 30, 2018 and instead purchased shares on the open market.
In February 2018, the Company's Board authorized a share repurchase program. Under the program, the Company could repurchase up to $50 million in the aggregate of the Company's outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. As a result, on March 15, 2018, the Company entered into a share repurchase plan (the "Repurchase Plan"). Under the Repurchase Plan, the Company could repurchase up to $50 million in the aggregate of its outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases were determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. On July 20, 2018, the Company completed all repurchases under the Repurchase Plan with the repurchase of 3,010,945 shares for an aggregate purchase price of $50.00 million and an average price per share of $16.61, including commissions paid.
Prior to the Listing, the Company conducted quarterly tender offers pursuant to its share repurchase program. In anticipation of the Listing and the concurrent liquidity it was expected to provide, on August 10, 2017, the Company’s Board voted to

9. Share Transactions (continued)

terminate the Company’s share repurchase program following the completion of the Company’s tender offer, which commenced on July 17, 2017 and expired on August 21, 2017.
The following table is a summary of the share repurchases completed under the Company's share repurchase program during the nine months ended September 30, 2017 ($ in thousands, except share and per share amounts):

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
2017:
January 17, 2017	3,383,256	1,647,860	$33,369	49%	$20.25
May 24, 2017	3,414,328	1,711,986	$34,745	50%	$20.30
August 24, 2017	3,424,376	2,405,073	$48,107	70%	$20.00
Total	10,221,960	5,764,919	$116,221	56%
10. Borrowings
The Company’s outstanding borrowings as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	As of September 30, 2018					As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
2018 Senior Secured Revolving Credit Facility(1)	$1,450,000	(2)	$1,139,226	$1,139,226		$—	$—	$—
2013 Senior Secured Revolving Credit Facility(1)	—		—	—		958,000	615,000	615,000
SMBC Credit Facility(1)	300,000		200,000	200,000		300,000	110,000	110,000
JPM Credit Facility(1)	300,000		240,000	240,000		300,000	240,000	240,000
Total credit facilities	2,050,000		1,579,226	1,579,226		1,558,000	965,000	965,000
2014 Senior Secured Term Loan	—		—	—		385,000	385,000	382,768	(3)
2022 Notes	245,000		245,000	241,267	(4)	245,000	245,000	240,612	(4)
Total borrowings	$2,295,000		$1,824,226	$1,820,493		$2,188,000	$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the 2018 Senior Secured Revolving Credit Facility to a maximum of $2.18 billion.

(3)	Comprised of outstanding principal less the unaccreted original issue discount of $0.58 million and deferring financing costs of $1.65 million as of December 31, 2017.

(4)	Comprised of outstanding principal less deferred financing costs of $3.73 million and $4.39 million as of September 30, 2018 and December 31, 2017, respectively.

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2018 were 4.37% and 4.2 years, respectively, and as of December 31, 2017 were 4.45% and 3.0 years, respectively.
2018 Senior Secured Revolving Credit Facility
On August 9, 2018 (the "Effective Date"), the Company entered into a senior secured revolving credit facility (the “2018 Senior Secured Revolving Credit Facility”) with FSIC, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A. (“JPMCB”) as administrative agent, ING Capital LLC (“ING”) as collateral agent and the lenders party thereto. The 2018 Senior Secured Revolving Credit Facility provides that the Company may borrow up to a sublimit of $1.45 billion of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the 2018 Senior Secured Revolving Credit Facility and subject to the oversight and approval of the Board. The 2018 Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3.44 billion, with an option for the Company to request that existing or new lenders, at their election, provide up to $1.72 billion of additional commitments. The 2018 Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25 million. The 2018 Senior Secured Revolving Credit Facility does not contain cross default or cross collateralization provisions with other borrowers. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries including FCF LLC, CCT Holdings LLC and CCT Holdings II LLC. The Company’s obligations under the 2018 Senior Secured Revolving Credit Facility

10. Borrowings (continued)

are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
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
The proceeds of the 2018 Senior Secured Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all borrowings outstanding on the Effective Date under the 2013 Senior Secured Revolving Credit Facility and 2014 Senior Secured Term Loan.
Interest under the 2018 Senior Secured Revolving Credit Facility is generally based on LIBOR plus an applicable spread of 1.75% or 2.00%, depending on collateral levels. The Company will also pay an annual commitment fee on any unused commitment amounts between 0.375% and 0.50%, depending on utilization levels.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2018 Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

Three and Nine Months Ended September 30,
2018
Stated interest expense	$6,569
Unused commitment fees	207
Amortization of deferred financing costs	438
Total interest expense	$7,214
Weighted average interest rate	4.21%
Average borrowings	$1,039,792
2013 Senior Secured Revolving Credit Facility
The Company was a party to a revolving credit facility (as amended, the “2013 Senior Secured Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent. The 2013 Senior Secured Revolving Credit Facility provided for loans to be made in U.S. dollars and other foreign currencies up to an aggregate amount of $958 million. On August 9, 2018, the Company terminated the 2013 Senior Secured Revolving Credit Facility.
The stated borrowing rate under the 2013 Senior Secured Revolving Credit Facility was generally based on LIBOR plus an applicable spread of 2.00% or 2.25%, depending on collateral levels, or with respect to borrowings in foreign currencies, on a base rate applicable to such currency borrowing plus an applicable spread of 2.00% to 2.25%, depending on collateral levels. The Company also paid an annual commitment fee on any unused commitment amounts between 0.375% and 1.50%, depending on utilization levels.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2013 Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$3,176	$5,884	$16,558	$16,764
Unused commitment fees	161	275	907	739
Amortization of deferred financing costs	602	494	1,598	1,463
Total interest expense	$3,939	$6,653	$19,063	$18,966
Weighted average interest rate	4.44%	3.61%	4.13%	3.35%
Average borrowings (1)	$669,359	$655,706	$665,632	$672,872

(1)
Average borrowings for the 2013 Senior Secured Revolving Credit Facility for the three and nine months ended September 30, 2018 are calculated through the termination date of the facility, or August 8, 2018.

10. Borrowings (continued)

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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the SMBC Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$2,090	$1,141	$5,102	$2,635
Unused commitment fees	90	48	289	216
Amortization of deferred financing costs	207	143	616	423
Total interest expense	$2,387	$1,332	$6,007	$3,274
Weighted average interest rate	4.15%	3.12%	3.98%	2.97%
Average borrowings	$200,000	$146,739	$171,282	$119,051
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
Interest on the JPM Credit Facility is charged at the rate of three month LIBOR plus 2.50% and is payable quarterly. CCT New York Funding also pays an annual commitment fee on any unused commitment amounts of 0.50% through May 29, 2017, and 0.70% thereafter. CCT New York Funding also paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPM Credit Facility. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

10. Borrowings (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$2,954	$2,698	$8,291	$6,480
Unused commitment fees	107	131	326	448
Amortization of deferred financing costs	106	110	313	327
Total interest expense	$3,167	$2,939	$8,930	$7,255
Weighted average interest rate	4.88%	4.37%	4.62%	4.22%
Average borrowings	$240,000	$248,772	$240,000	$206,242
2014 Senior Secured Term Loan
The Company was party to a senior secured term loan credit facility (the “2014 Senior Secured Term Loan”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Senior Secured Term Loan initially provided the Company with $398 million in gross proceeds. The 2014 Senior Secured Term Loan was due to mature in May 2019, and was charged interest at LIBOR plus 3.25% (with a LIBOR floor of 0.75%). The 2014 Senior Secured Term Loan was secured by substantially all of the Company’s portfolio investments and its cash and securities accounts, excluding those held by CCT Tokyo Funding and CCT New York Funding. On August 9, 2018, the Company terminated the 2014 Senior Secured Term Loan.
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$2,230	$4,513	$12,455	$13,004
Amortization of original discount	375	104	582	304
Amortization of deferred financing costs	1,062	292	1,650	860
Total interest expense	$3,667	$4,909	$14,687	$14,168
Weighted average interest rate	5.57%	4.83%	5.49%	4.62%
Average borrowings (1)	$383,000	$386,978	$384,209	$387,978

(1)	Average borrowings for the 2014 Senior Secured Term Loan for the three and nine months ended September 30, 2018 are calculated through the termination date of the facility, or August 8, 2018.
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
The components of interest expense for the 2022 Notes for the three and nine months ended September 30, 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$3,062	$2,189	$9,187	$2,247
Amortization of deferred financing costs	227	155	661	159
Total interest expense	$3,289	$2,344	$9,848	$2,406
Weighted average interest rate	5.00%	5.04%	5.00%	5.04%
Average borrowings	$245,000	$175,380	$245,000	$174,263

10. Borrowings (continued)

Credit Facility Compliance
In connection with each of the credit facilities, 2014 Senior Secured Term Loan and the 2022 Notes, the Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2018, the Company believes it was in compliance with the covenant requirements for all of its credit facilities and the 2022 Notes.
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
The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the BNP Credit Facility for the three and nine months ended September 30, 2017 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Stated interest expense	$—	$860
Unused commitment fees (1)	—	421
Total interest expense	$—	$1,281
Weighted average interest rate	—%	1.96%
Average borrowings (2)	$—	$88,816

(1)	Unused commitment fees for the nine months ended September 30, 2017 include a $0.15 million fee paid upon the termination of the BNP Credit Facility on June 30, 2017.

(2)	Average borrowings for the BNP Credit Facility for the nine months ended September 30, 2017 are calculated through the termination date of the facility, or June 30, 2017.

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

11. Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2018, the Company’s unfunded commitments consisted of the following (in thousands):

Category / Company (1)	Commitment Amount
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$14,123
Access CIG, LLC	29
ACG Materials, LLC	6,148
Berner Food & Beverage, LLC	37,597
Eagle Family Foods, Inc.	3,759
Frontline Technologies Holdings, LLC	12,140
National Debt Relief LLC	3,581
Patriot Well Solutions LLC	2,167
Revere Superior Holdings, Inc.	7,395
Total unfunded revolvers/delayed draw loan commitments	$86,939
Unfunded term loans
Wheels Up Partners LLC	$14,923
Total unfunded term loans	$14,923
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$4,000
NEOS SPV I	20,113
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	13,124
Toorak Capital	12,075
Total unfunded equity commitments	$50,523

(1)	May be commitments to one or more entities affiliated with the named company.

(2)	As of the date of this filing, the unfunded commitments have expired.
As of September 30, 2018, the Company also has an unfunded commitment to provide $143.47 million of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.
As of September 30, 2018, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2.03) million. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2018, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2018 and December 31, 2017.
12. Income Taxes
The Company is subject to federal, state, foreign income, and foreign withholding taxes. For the nine months ended September 30, 2018 and 2017, the company recorded a tax expense of $3.66 million and $(1.78) million, respectively, and had an effective tax rate of 2.51% and (1.09)%, respectively.

As of September 30, 2018 and December 31, 2017, the Company had a net deferred tax liability of $3.41 million and $0.18 million, respectively. These deferred tax items are primarily comprised of basis differences in partnerships and liabilities, net operating losses, unrealized investment depreciation, gross deferred tax assets of $37.09 million and $18.33 million and valuation allowances of $20.13 million and $16.81 million as of September 30, 2018 and December 31, 2017, respectively.

13. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net asset value, beginning of year	$19.55	$20.09
Net investment income(1)	1.13	1.16
Net realized and unrealized gain (loss)(1)(2)	(0.01)	0.06
Net increase resulting from investment operations	1.12	1.22
Distributions from net investment income(3)	(1.13)	(1.16)
Distributions from realized gains(3)	—	—
Distributions in excess of net investment income(3)(4)	(0.18)	(0.15)
Net decrease resulting from distributions to common shareholders	(1.31)	(1.31)
Issuance of common stock above net asset value(5)	—	0.01
Repurchases of common stock	0.08	—	(6)
Net increase resulting from capital share transactions	0.08	0.01
Net asset value, end of period	$19.44	$20.01
OPERATING PERFORMANCE PER SHARE
Total investment return-net asset value(7)	7.46%	6.12%
Total investment return-market value(8)	3.38%	—
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$2,413,478	$2,719,208
Average net assets(9)	$2,494,777	$2,759,036
Average borrowings(9)	$1,711,095	$1,520,934
Shares outstanding, end of period	124,120	135,903
Weighted average shares outstanding	125,762	137,009
Ratios to Average Net Assets:(8)
Total operating expenses	6.60%	4.79%
Net investment income	5.72%	5.76%
Portfolio turnover rate	27%	29%
Asset coverage ratio(10)	2.32	2.63

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

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

14. Subsequent Events
On October 10, 2018, the Company completed the purchase of 103,583 shares of its common stock for an average price per share of $15.19 in the open market in order to satisfy the reinvestment portion of the dividends declared in August 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.
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
Our Former Advisers and KKR were, and commencing April 9, 2018, our Joint Advisor is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Each of the Former Advisers and KKR was, and the Joint Adviser is, registered as an investment adviser with the Securities and Exchange Commission (the “SEC”).
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
Proposed Merger
On July 22, 2018, we entered into a definitive agreement with FS Investment Corporation (“FSIC”), IC Acquisition, Inc., a wholly-owned subsidiary of FSIC, and the Joint Advisor under which our Company will be merged with and into FSIC, with FSIC surviving the merger (the "Proposed Merger"), subject to the conditions in the agreement. Under the terms of the agreement, our shareholders will receive a number of FSIC shares with an aggregate net asset value (“NAV”) equal to the aggregate NAV of our shares they hold, as determined no more than two business days before closing. The combined company will remain externally managed by the Joint Advisor. The Proposed Merger is subject to approval by FSIC and our shareholders and other customary closing conditions. On September 27, 2018, we filed a definitive proxy statement soliciting shareholder approval of the Proposed Merger at our annual meeting scheduled for December 3, 2018. FSIC and our Company expect to close the Proposed Merger in the fourth quarter of 2018. Additional information on the Proposed Merger can be located in our Form 8-K filed with the SEC on July 23, 2018.
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

We also co-invest with Conway Capital, LLC (“Conway”), an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through an unconsolidated, limited liability company, Strategic Credit Opportunities Partners (“SCJV”). SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of September 30, 2018, SCJV had total capital commitments of $500 million, $437.50 million of which was from us and the remaining $62.50 million from Conway. As of September 30, 2018, we had funded approximately $294.03 million of our commitment. SCJV had $350 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”) with a maturity date of September 29, 2021. As of September 30, 2018, our investment in SCJV was approximately $307.46 million at fair value. We do not consolidate SCJV in our consolidated financial statements.
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

Financial and Operating Highlights
The following table presents financial and operating highlights as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017:

As of (in thousands, except ratios and per share amounts)	September 30, 2018	December 31, 2017
Total assets	$4,371,114	$4,221,500
Adjusted total assets (Total assets, net of payable for investments purchased)	$4,341,528	$4,174,403
Investments in portfolio companies	$4,116,271	$3,968,409
Borrowings	$1,824,226	$1,595,000
Net assets	$2,413,478	$2,485,102
Net asset value per share	$19.44	$19.55
Leverage ratio (Borrowings/Adjusted total assets)	42%	38%

Activity for the Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017
Average net assets	$2,494,777	$2,759,036
Average borrowings under credit facilities and term loan	$1,711,095	$1,520,934
Purchases of investments	$1,231,600	$1,368,693
Sales, principal payments and other exits	$1,088,879	$1,463,538
Net investment income	$142,700	$158,821
Net realized gains (losses) on investments, derivative instruments and foreign currency transactions	$(44,934)	$(83,912)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and foreign currency translation	$44,625	$92,054
Net increase in net assets resulting from operations	$142,391	$166,963
Total distributions declared	$164,015	$178,955
Net investment income per share	$1.13	$1.16
Earnings per share	$1.13	$1.22
Distributions declared per share outstanding for the entire period	$1.31	$1.31

Summary of Common Stock Activity for the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2018	2017
Reinvestment of distributions (1)	$—	$88,089
Average net proceeds per share (1)	$—	$20.41
Shares issued in connection with reinvestment of distributions (1)	—	4,316,511

(1)	We did not issue any shares of common stock to satisfy the reinvestment portion of distributions paid during the nine months ended September 30, 2018 and instead purchased shares on the open market.
Business Environment
Our focus is on Originated Strategy investments because they offer an illiquidity premium over broadly syndicated investments and often have better structures therefore have attractive risk-adjusted returns today. As of September 30, 2018, 82.8% of total investments at fair market value were in Originated Strategy Investments. An additional focus is on senior secured investments which represented 73.7% of the portfolio (excluding the impact of SCJV) and also floating rate investments which comprised 75.1% of the portfolio as of September 30, 2018. We believe that our Company’s investment strategy, and as a closed-ended business development company, offers a route for investors to access these risk adjusted returns over the long term without being subject to the technical pressures of more broadly syndicated or traded assets.

We believe this has been evident over the first nine months of 2018 as the more broadly syndicated traditional sub-investment grade credit asset classes exhibited volatility due to fears of a global trade war and a move to quantitative tightening by central banks. For example, during the first six months of 2018, the high yield index returned just 0.08% but during the three months ended September 30, 2018 the same index returned 2.4%. Floating rate loans, which have been less impacted by the more hawkish central banks stance, returned 1.8% and 4.0% during the three and nine months ended September 30, 2018, respectively.

Portfolio and Investment Activity
Portfolio Investment Activity as of and for the nine months ended September 30, 2018 and 2017
The following tables summarize our investment activity as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017, excluding our short term investments:

	Investment Activity Summary as of ($ in thousands)
	September 30, 2018	December 31, 2017
Total fair value	$4,116,271	$3,968,409
No. portfolio companies	140	113
No. debt investments	160	124
No. asset based finance investments	13	10
No. equity/other investments	34	35

	Investment Portfolio Activity Summary ($ in thousands)				TRS Portfolio Activity Summary ($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017	2017	2017
Purchases of Investments:
First Lien Senior Secured Loans	$129,269	$248,396	$725,553	$808,719	$—	$40,411
Second Lien Senior Secured Loans	67,065	72,219	233,241	185,423	—	4,661
Other Senior Secured Debt	205	1,486	113,698	66,630	—	1,542
Subordinated Debt	36,025	—	65,872	9,517	—	—
Asset Based Finance	45,108	25,757	84,844	91,560	—	—
Strategic Credit Opportunities Partners, LLC (1)	—	201,628	—	201,628	—	—
Equity/Other	1,000	—	8,392	5,216	—	—
Total	$278,672	$549,486	$1,231,600	$1,368,693	$—	$46,614
Sales, Principal Payments and Other Exits:
First Lien Senior Secured Loans (1)	$84,821	$333,893	$696,746	$753,678	$—	$244,425
Second Lien Senior Secured Loans	110,797	227,418	175,071	283,179	—	44,673
Other Senior Secured Debt	7,068	5,892	31,689	81,104	—	4,939
Subordinated Debt	4,100	3,778	124,634	190,513	—	12,458
Asset Based Finance	22,756	126,978	33,554	150,358	—	—
Equity/Other	12,110	2,673	27,185	4,706	—	—
Total	$241,652	$700,632	$1,088,879	$1,463,538	$—	$306,495
Portfolio Company Additions	15	8	49	26	—	2
Portfolio Company Exits	(7)	(31)	(22)	(50)	—	(45)
Debt Investment Additions(2)	25	12	79	46	—	9
Debt Investment Exits(2)	(16)	(43)	(41)	(82)	—	(56)

(1)	Includes $201.63 million for the three and nine months ended September 30, 2017, of investments sold to SCJV in exchange for equity interest in SCJV.

(2)	Debt investment additions and exits includes any asset based finance investments with a stated interest rate or expected return.
The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in its cost basis as a result of incremental purchases, sales and principal payments as described in the table above, and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation (depreciation) for the three months ended September 30, 2018 and 2017 was $10.07 million and $34.37 million, respectively, for our Investment Portfolio. The net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2018 and 2017 was $32.72 million and $155.91 million, respectively, for our Investment Portfolio. The net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2017 was $— million and $0.39 million, respectively, for our TRS Portfolio. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have increased our focus on Originated Strategies as a main element of our investment strategy. Through our Originated Strategies investments we are able to participate alongside KKR’s institutional clients and proprietary funds in certain investments. Our total new fundings of Originated Strategies investments, at par, plus future expected fundings related to such investments, totaled approximately $813.65 million and $802.84 million for the nine months ended September 30, 2018 and 2017, respectively, representing 32% and 49% of approximately $2.57 billion and $1.64 billion in total originations by KKR in Originated Strategies investments for each respective period.
The following summarizes our investment activity associated with our investment focus on new originated investments during the nine months ended September 30, 2018 and 2017 and the status of originated investments held in the Investment Portfolio as of September 30, 2018 and 2017:

	September 30,
Originated Strategies Activity for the Nine Months Ended ($ in thousands)	2018	2017
Number of investments, by issuer	29	23
Total amount of investments, at cost (1)	$838,113	$845,830
Percentage of total investment activity (2)	68.1%	72.5%
Fee income recognized in connection with originated transactions	$4,672	$7,442

Originated Strategies Investments Summary as of ($ in thousands)	September 30, 2018	December 31, 2017
Total investments, at fair value	$3,408,216	$3,343,924
Percentage of total Investment Portfolio, at fair value	82.8%	84.3%
Weighted average annual yield of debt investments (3)(4)	10.8%	9.7%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

(2)	Percentage of total investment activity excludes our investments in SCJV.

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

(4)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 7.5% and 6.1%, respectively, for the nine months ended September 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

The following information presents additional analysis of our Investment Portfolio as of September 30, 2018 and December 31, 2017, excluding our short-term investments. Our investment program is not managed with any specific asset category target goals. The primary investment type concentrations include (i) senior debt securities and (ii) subordinated debt securities.

	Investment Portfolio as of (in thousands)
	September 30, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Debt
First Lien Senior Secured Loans	$1,637,494	$1,610,169	$1,712,750	$1,672,178
Second Lien Senior Secured Loans	1,022,210	999,043	978,764	943,753
Other Senior Secured Debt	220,840	196,348	148,754	141,302
Total Senior Debt	2,880,544	2,805,560	2,840,268	2,757,233
Subordinated Debt	362,809	330,483	393,053	381,677
Asset Based Finance	413,637	430,758	372,035	346,507
Strategic Credit Opportunities Partners, LLC	294,028	307,458	294,028	300,652
Equity/Other	321,632	242,012	258,119	182,340
Total	$4,272,650	$4,116,271	$4,157,503	$3,968,409

The weighted average yield on debt investments at amortized cost held in our Investment Portfolio as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
Asset Category	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield	Investment Portfolio at Amortized Cost (1)	Weighted Average Yield
Senior Debt (2)(3)
First Lien Senior Secured Loans	$1,590,808	9.4%	$1,646,602	8.9%
Second Lien Senior Secured Loans	1,022,210	11.0%	972,306	10.3%
Other Senior Secured Debt	189,920	8.5%	119,999	9.4%
Subordinated Debt (2)(3)	348,512	11.2%	378,757	9.8%
Asset Based Finance (2)(3)(4)	155,421	16.2%	69,997	11.8%

(1)	Excludes investments on non-accrual status.

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

(3)
The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 7.5% and 6.1%, respectively, for the nine months ended September 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements for information on how such returns were calculated.

(4)	Includes any investments with a stated interest rate or expected return.
The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of September 30, 2018 and December 31, 2017:

	Investment Portfolio as of
Floating interest rate debt investments:	September 30, 2018	December 31, 2017
Percent of debt portfolio	75.1%	78.4%
Percent of floating rate debt investments with interest rate floors	86.4%	91.9%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate (1)	713 bps	719 bps
Weighted average years to maturity	4.7	4.7
Fixed interest rate debt investments:
Percent of debt portfolio	24.9%	21.6%
Weighted average coupon rate (1)	9.4%	9.5%
Weighted average years to maturity	4.4	4.7

(1)	Excludes investments on non-accrual status.
All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.70% and 2.40%, and 1.00% and 1.34% during the nine months ended September 30, 2018 and 2017, respectively, and was 2.40% and 1.69% on September 30, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.
Our weighted average annual yield on debt investments, adjusting for any non-accreting or partial accrual investments, was 10.4% and 9.5% as of September 30, 2018 and December 31, 2017, respectively. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or realized and unrealized gains and losses. Total investment return – net asset value was 7.5% and 6.1%, respectively, for the nine months ended September 30, 2018 and 2017. See Note 13. “Financial Highlights” in our condensed consolidated financial statements.
The following table shows the credit ratings of the investments in our Investment Portfolio as of September 30, 2018 and December 31, 2017, based upon the rating scale of Standard & Poor’s Ratings Services:

	Investment Portfolio as of (in thousands)
	September 30, 2018		December 31, 2017
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$66,725	1.7%
BB-	30,991	0.8	30,512	0.8
B+	9,395	0.2	52,336	1.3
B	157,182	3.8	184,924	4.7
B-	206,675	5.0	110,375	2.8
CCC+	347,597	8.4	438,159	11.0
CCC	167,857	4.1	171,561	4.3
CCC-	31,602	0.8	34,370	0.9
CC	—	—	9,114	0.2
D	6,114	0.2	—	—
Not rated	3,158,858	76.7	2,870,333	72.3
Total	$4,116,271	100.0%	$3,968,409	100.0%
The table below presents a summary of our debt investment positions held in our Investment Portfolio that feature PIK interest provisions for some or all of the portfolio companies’ interest payment obligations.

PIK Summary as of ($ in thousands) (1)	September 30, 2018	December 31, 2017
Total number of all investments with PIK feature	11	11
Par value of all investments with PIK feature	$383,126	$366,248
Total number of all investments that have active PIK election	11	11
Par value of all investments that have active PIK election	$383,126	$366,248
Percent of debt investment portfolio with active PIK election, at par value	10.9%	10.5%
Number of originated investments with PIK feature and active PIK election	11	10
Par value of originated investments with PIK feature and active PIK election	$383,126	$359,563

(1)	Includes investments on non-accrual status.

	Nine Months Ended September 30,
PIK Interest Income Activity for the Year Ended (in thousands)	2018	2017
PIK interest income	$15,530	$12,776
PIK interest income as a percentage of interest income and PIK interest income	5.8%	5.0%
PIK interest income as a percentage of total investment income	5.1%	4.4%

As of September 30, 2018, our Investment Portfolio consisted of 140 portfolio companies, diversified across 24 industry classifications, as compared to our Investment Portfolio as of December 31, 2017 which consisted of 113 portfolio companies, diversified across 21 industry classifications. The following table presents a summary of our Investment Portfolio as of September 30, 2018 and December 31, 2017, arranged by industry classifications of the portfolio companies:

	Investment Portfolio as of (in thousands)
	September 30, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$671,952	16.3%	$764,598	19.3%
Software & Services	495,458	12.0	453,296	11.4
Diversified Financials	485,934	11.8	398,106	10.0
SCJV	307,458	7.5	300,652	7.6
Retailing	297,678	7.2	267,358	6.7
Consumer Durables & Apparel	234,889	5.7	251,908	6.3
Health Care Equipment & Services	219,177	5.3	140,339	3.6
Real Estate	183,731	4.5	199,957	5.0
Transportation	160,391	3.9	125,080	3.2
Materials	151,481	3.7	215,827	5.5
Automobiles & Components	125,976	3.1	227,742	5.8
Consumer Services	113,726	2.8	79,605	2.0
Food & Staples Retailing	99,148	2.4	53,280	1.3
Household & Personal Products	97,679	2.4	104,334	2.6
Commercial & Professional Services	93,583	2.3	114,560	2.9
Insurance	86,277	2.1	27,628	0.7
Technology Hardware & Equipment	81,132	2.0	54,228	1.4
Energy	70,622	1.7	85,053	2.1
Food, Beverage & Tobacco	54,607	1.3	21,455	0.5
Semiconductors & Semiconductor Equipment	37,995	0.9	20,698	0.5
Pharmaceuticals, Biotechnology & Life Sciences	20,003	0.5	—	—
Banks	15,269	0.4	15,105	0.4
Media & Entertainment	9,566	0.2	47,600	1.2
Telecommunication Services	1,305	—	—	—
Application Software	1,234	—	—	—
Total	$4,116,271	100.0%	$3,968,409	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Joint Advisor uses a risk grading system to characterize and monitor the expected level of returns on each investment in our portfolio. The Joint Advisor uses a risk grading scale of A to E. The following is a description of the conditions associated with each risk grade:

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

The following table shows the distribution of our Investment Portfolio on the A to E risk grading scale at fair value as of September 30, 2018 and December 31, 2017:

	Investment Portfolio as of (in thousands)
	September 30, 2018		December 31, 2017
Risk Grade	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
A	$1,592,512	38.7%	$1,682,750	42.4%
B	1,433,765	34.8	1,190,791	30.0
C	972,748	23.6	846,518	21.3
D	55,474	1.4	135,683	3.4
E	61,772	1.5	112,667	2.9
Total	$4,116,271	100.0%	$3,968,409	100.0%
Strategic Credit Opportunities Partners, LLC
In May 2016, SCJV was formed pursuant to the terms of a limited liability company agreement between our company and Conway. Pursuant to the terms of the agreement, we and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We, along with Conway, have agreed to provide capital to SCJV of up to $500 million in the aggregate. We will provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, we perform certain day-to-day management responsibilities on behalf of SCJV. As of September 30, 2018, the Company and Conway have funded approximately $336.03 million to SCJV, of which $294.03 million was from the Company.
Jersey City Funding LLC (“Jersey City Funding”), a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank (as amended, the "GS Credit Facility"), which provides for up to $350 million and $250 million of borrowings as of September 30, 2018 and December 31, 2017, respectively. The GS Credit Facility contains an "accordion" feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400 million. The GS Credit Facility provides loans in U.S. dollars, Canadian dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans will bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans will bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of September 30, 2018 and December 31, 2017, total outstanding borrowings under the GS Credit Facility were $321.34 million and $166.02 million, respectively. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.
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
During the three and nine months ended September 30, 2018 we sold investments with a fair value $14.20 million and $318.13 million, respectively, to SCJV and recognized a net realized (loss) gain of $(0.23) million and $2.02 million, respectively, in connection with the transactions. As of September 30, 2018, $14.26 million of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.
As of September 30, 2018 and December 31, 2017, SCJV had total investments with a fair value of $591.54 million and $514.04 million, respectively. As of September 30, 2018 and December 31, 2017, SCJV had no investments on non-accrual status.
The investment portfolio and SCJV’s portfolio had 11 and 16 debt investment positions in common as of September 30, 2018 and December 31, 2017, respectively, and 18 portfolio companies in common as of each of September 30, 2018 and December 31, 2017.
See Note 3. “Investments” in our condensed consolidated financial statements for more details on SCJV’s portfolio and summary balance sheet information as of September 30, 2018 and December 31, 2017, and summary statement of operations information for the three and nine months ended September 30, 2018.

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
Liquidity
During the nine months ended September 30, 2018 and 2017, proceeds from sales of investments and principal payments totaled $1.09 billion and $1.26 billion, respectively. In addition, distributions reinvested in the company as a percentage of total distributions paid during the nine months ended September 30, 2017 was 49.2%, or $88.09 million. As of September 30, 2018, we had the following sources of immediate liquidity available to us:

(in thousands)	Amount
Cash and Foreign Currency	$148,736
Credit Facilities-Effective Borrowing Capacity(1)	376,289
Total	$525,025

(1)	Effective borrowing capacity represents additional amounts that we could borrow from our credit facilities based on collateral in place as of September 30, 2018.

Borrowings
Our outstanding borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018					As of December 31, 2017
	Total Aggregate Principal Amount Committed		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
2018 Senior Secured Revolving Credit Facility(1)	$1,450,000	(2)	$1,139,226	$1,139,226		$—	$—	$—
2013 Senior Secured Revolving Credit Facility(1)	—		—	—		958,000	615,000	615,000
SMBC Credit Facility(1)	300,000		200,000	200,000		300,000	110,000	110,000
JPM Credit Facility(1)	300,000		240,000	240,000		300,000	240,000	240,000
Total credit facilities	2,050,000		1,579,226	1,579,226		1,558,000	965,000	965,000
2014 Senior Secured Term Loan	—		—	—		385,000	385,000	382,768	(3)
2022 Notes	245,000		245,000	241,267	(4)	245,000	245,000	240,612	(4)
Total borrowings	$2,295,000		$1,824,226	$1,820,493		$2,188,000	$1,595,000	$1,588,380

(1)	Subject to borrowing base and leverage restrictions.

(2)	Includes an accordion feature that allows the Company under certain circumstances to increase the size of the 2018 Senior Secured Revolving Credit Facility to a maximum of $2.18 billion.

(3)	Comprised of outstanding principal less the unaccreted original issue discount of $0.58 million and deferring financing costs of $1.65 million as of December 31, 2017.

(4)	Comprised of outstanding principal less deferred financing costs of $3.73 million and $4.39 million as of September 30, 2018 and December 31, 2017, respectively.

For the nine months ended September 30, 2018 and 2017, our total all-in cost of financing, including fees and expenses, was 5.14% and 4.20%, respectively. We expect to continue to draw on the revolving credit facilities to finance our acquisition of investment positions in portfolio companies. We may further increase our aggregate borrowing capacity in the future beyond the current combined commitment amount of $2.30 billion that is available to us from our existing financing arrangements.

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
Commitments and Contingencies
See Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements for information on our commitments and contingencies as of September 30, 2018.
Distributions to Shareholders
We intend to pay quarterly distributions to our shareholders in the form of cash. Registered shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2018 and 2017:

(in thousands, except per share amounts)	Per Share	Amount
Quarter Ended:
September 30, 2018	$0.40219	$49,920
June 30, 2018 (1)	0.50344	62,964
March 31, 2018	0.40219	51,131
	$1.30782	$164,015
Quarter Ended:
September 30, 2017	$0.40217	$54,628
June 30, 2017	0.45288	62,068
March 31, 2017	0.45288	62,259
	$1.30793	$178,955
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

We had sufficient taxable income to support 100% of our declared distributions for the nine months ended September 30, 2018. We routinely disclose the sources of funds used to pay distributions to our registered shareholders in periodic reports that accompany (i) quarterly account statements and (ii) quarterly distribution checks that are prepared and sent directly by our transfer agent to our registered shareholders. See Note 8. “Distributions” in our condensed consolidated financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
Share Repurchase Program
In February 2018, our Board authorized a share repurchase program. Under the program, we could repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. As a result, on March 15, 2018, we entered into a share repurchase plan (as amended, the "Repurchase Plan"). Under the Repurchase Plan, we could repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing, manner, price and amount of any share repurchases were determined by us, in our discretion, based upon the evaluation of economic and market conditions, the stock price, applicable legal and regulatory requirements and other factors. On July 20, 2018, we completed all repurchases under the Repurchase Plan with the repurchase of 3,010,945 shares for an aggregate purchase price of $50.00 million and an average price per share of $16.61, including commissions paid.
Results of Operations
As of September 30, 2018, our Investment Portfolio had a fair value of $4.12 billion. The majority of our investments at September 30, 2018 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three and nine months ended September 30, 2018 and 2017.
The following is a summary of our operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total investment income	$103,861	$97,593	$307,267	$290,915
Total operating expense	59,336	45,253	164,201	132,797
Net investment income before taxes	44,525	52,340	143,066	158,118
Income tax expense (benefit), including excise tax	741	(1,024)	366	(703)
Net investment income	43,784	53,364	142,700	158,821
Net realized losses	(25,411)	(22,506)	(44,934)	(83,912)
Net change in unrealized appreciation (depreciation)	13,041	14,423	44,625	92,054
Net increase in net assets resulting from operations	$31,414	$45,281	$142,391	$166,963
Investment income
Investment income consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income	$84,102	$82,019	$252,260	$244,770
Payment-in-kind interest income	5,645	5,237	15,530	12,776
Subtotal	89,747	87,256	267,790	257,546
Fee income	1,881	4,416	6,767	12,666
Dividend and other income	12,233	5,921	32,710	20,703
Total investment income	$103,861	$97,593	$307,267	$290,915
Our average debt investment balance was $3.52 billion and $3.50 billion for the three and nine months ended September 30, 2018 as compared to $3.62 billion and $3.66 billion during the same period in 2017, respectively, based on par value. In addition to changes in the size of the portfolio of debt investments, variations in interest income are also partly due to nonrecurring recognition of prepayment penalties and unamortized loan fees, discounts and premiums upon the prepayment of debt investments. We recorded interest income from these sources in the combined amount of $4.67 million and $21.56 million for the three and nine months ended September 30, 2018 and $2.10 million and $16.52 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, 6.3% and 5.8%, respectively, of our total interest income including PIK interest income was attributable to PIK interest income as compared to 6.0% and 5.0% for the same period in 2017. The increase in PIK interest income during the nine months ended September 30, 2018 is primarily due to the return to full accrual status of a PIK investment that had previously been on partial accrual and the addition of new PIK investments. These increases were partially offset by investments that were sold or placed on non-accrual. As of September 30, 2018, our weighted average annual yield on our accruing debt investments was 10.4% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of September 30, 2018, approximately 75.1% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further information on the impact interest rate changes could have on our results of operations.
Interest income earned on TRS assets during the nine months ended September 30, 2017 is not included in investment income in the condensed consolidated statements of operations, but rather is recorded as part of (i) realized gains or losses on derivative instruments in connection with quarterly TRS settlement payments and (ii) unrealized appreciation (depreciation) on derivatives for amounts not yet received from the counterparty as of period end.
Our fee income consists of transaction-based fees and is nonrecurring. The decrease in fee income during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily due to non-recurring break-up fees earned during the three and nine months ended September 30, 2017 as well as a higher level of capital structuring fees earned during the three and nine months ended September 30, 2017. Going forward, we expect to earn additional structuring services fees on Originated Strategies transactions as a result of our persistent focus on direct lending activities. See Note 7. “Fee Income” in our condensed consolidated financial statements for additional information on fee income.
The increase in dividend and other income during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to an increase in the dividends earned on our investment in SCJV.
Operating expenses
Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Investment advisory fees	$15,817	$21,173	$46,595	$62,858
Interest expense	23,663	18,177	65,749	47,532
Performance-based incentive fees	10,946	2,046	35,029	7,721
Professional services	5,885	1,045	9,778	4,050
Investment adviser expenses	905	373	1,365	2,982
Administrative services	827	876	2,284	2,486
Custodian and accounting fees	435	439	1,273	1,275
Offering expense	—	67	—	394
Director fees and expenses	118	131	416	432
Other	740	926	1,712	3,067
Total operating expenses	$59,336	$45,253	$164,201	$132,797
Investment advisory fees and performance-based incentive fees — Since the Listing, pursuant to the terms of the Former KKR Investment Advisory Agreement and the current Joint Advisor Investment Advisory Agreement, our investment advisory fees are calculated at an annual rate of 1.5% of our average gross assets. Prior to the Listing, our investment advisory fees were calculated at an annual rate of 2% of our average gross assets. The decrease in these fees during the three and nine months ended September 30, 2018 was primarily attributable to the decrease in the annual rate of the fees.
The Joint Advisor, as our investment adviser, is and KKR and CNL, as our former investment advisers, were also eligible to receive incentive fees based on our performance. Our performance-based incentive fee, which is comprised of two parts, consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Subordinated Incentive fee on income	$10,946	$2,046	$35,029	$7,721
Incentive fee on capital gains	—	—	—	—
Total performance-based incentive fees	$10,946	$2,046	$35,029	$7,721
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
Under the Former CNL Investment Advisory Agreement, the subordinated incentive fee on income became subject to a total return requirement on January 1, 2017. The terms of the total return requirement under the Former CNL Investment Advisory Agreement were similar to the Joint Advisor Investment Advisory Agreement, except the calculation covered the then-current and three preceding calendar quarters and base management fees were added to the calculation of "cumulative net increase in net assets resulting from operations." The Former KKR Investment Advisory Agreement contained a total return requirement similar to that in the Former CNL Investment Advisory Agreement. Additionally, concurrently with the Listing, KKR agreed to certain waivers. Specifically, KKR agreed to irrevocably waive subordinated incentive fees that would otherwise be payable under the Investment Advisory Agreement up to the amount that would cause the total subordinated fees paid in any calendar quarter (or partial calendar quarter for which the subordinated incentive fee is required to be calculated) to not exceed the amount that would be payable if the following revised definitions had applied in such period: (a) “look back period” as defined on or after December 31, 2017 to be the most recently completed quarter and the 11 preceding calendar quarters and (b) “cumulative net increase in net assets resulting from operations” as defined to remove the addition of management fees paid following the Listing. Neither the total return requirement nor the waivers resulted in a reduction of the amount of incentive fees payable to the advisers for the nine months ended September 30, 2018 and 2017.
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
We did not record any incentive fees on capital gains for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had cumulative realized and unrealized losses of $389.78 million in excess of our cumulative realized capital gains since inception. The Former Advisers earned incentive fees on capital gains of $2.32 million during the year ended December 31, 2013, at which time we had cumulative net realized capital gains of $11.61 million in excess of our unrealized losses. Due to the cumulative nature of the incentive fee on capital gains, we will not owe the investment adviser any incentive fees on capital gains for future years until such time, if any, that our cumulative realized net capital gains since inception exceed our unrealized losses as of a particular measurement date by more than $11.61 million.
See “—Contractual Obligations —Investment Advisory Agreement,” below for further details about the performance-based incentive fees. See also “—Transition of Investment Advisory Services," above and Note 14. "Subsequent Events" in the condensed consolidated financial statements for more information about our investment advisory agreement.

Interest expense – The components of interest expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Stated interest expense	$20,081	$16,425	$58,162	$42,172
Unused commitment fees	565	454	1,729	1,824
Amortization of deferred financing costs	2,642	1,194	5,276	3,232
Accretion of discount on term loan	375	104	582	304
Total interest expense	$23,663	$18,177	$65,749	$47,532
The increase in interest expense during the three and nine months ended September 30, 2018 was attributable to the increase in our weighted average debt outstanding to $1.75 billion and $1.71 billion, respectively, as compared to $1.61 billion and $1.52 billion during the three and nine months ended September 30, 2017, respectively, as well as the increase in our all-in cost of financing to 5.36% and 5.14% for the three and nine months ended September 30, 2018, respectively, from 4.54% and 4.20% for the three and nine months ended September 30, 2017, respectively. Interest expense also increased during the three and nine months ended September 30, 2018 due to $1.64 million of accelerated amortization of deferred financing costs upon the termination of the 2014 Senior Secured Term Loan and 2013 Senior Secured Revolving Credit Facility.
Our performance-based incentive fees and interest expense, among other things, may increase or decrease our overall operating expenses and expense ratios relative to comparative periods depending on portfolio performance, an increase or reduction in borrowed funds and borrowing commitments, and changes in benchmark interest rates, such as LIBOR, among other factors.
All other operating expenses – The increase in professional services expense during the three and nine months ended September 30, 2018 is primarily due to legal and advisory expenses incurred in connection with the Proposed Merger. The following table presents our expenses associated with the Proposed Merger during the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Professional services	$4,950	$6,024
Other	275	275
Total	$5,225	$6,299
The decrease in investment adviser expenses for the three and nine months ended September 30, 2017 is due to a decrease in reimbursable expenses incurred by KKR related to the restructuring of existing investments and the underwriting and structuring of new transactions. Our offering expenses were capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. As a result of the closing of our common stock offering in October 2016, all deferred offering expenses were fully expensed as of December 31, 2017. We did not record any offering expense during the three and nine months ended September 30, 2018 and 2017. Other expenses during the three and nine months ended September 30, 2017 were higher than during the three and nine months ended September 30, 2018 due to the expenses related to the Listing.
During the three and nine months ended September 30, 2018 and 2017, the ratio of core operating expenses (excluding investment advisory fees, performance-based incentive fees, interest expense and organization and offering expenses) to average net assets was 1.43% and 0.90%, respectively, as compared to 0.55% and 0.69% during the three and nine months ended September 30, 2017, respectively.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current calendar year dividend distributions into the next tax year and pay a 4% excise tax on the amount of current year taxable income in excess of distributions, as required. In connection with the finalization of our federal tax return for the year ended December 31, 2017, we recorded additional excise tax expense of $0.49 million during the three and nine months ended September 30, 2018. In connection with the finalization of our federal tax return for the year ended December 31, 2016, we recorded an excise tax benefit of $1.09 million during the three and nine months ended September 30, 2017.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes and foreign income taxes. Certain of our investments are also subject to foreign tax withholding. For the three and nine months ended September 30, 2018 we recorded a net tax expense (benefit) of approximately $0.25 million and $(0.06) million, respectively, as compared to $(1.35) million and $0.77 million during the three and nine months ended September 30, 2017, respectively, for these subsidiaries. The net tax expense (benefit) includes foreign tax withholding of $0.06 million for the nine months ended September 30, 2018, and $(1.42) million and $0.39 million, for the three and nine months ended September 30, 2017, respectively. There was no foreign tax withholding recorded for the three months ended September 30, 2018. The foreign tax withholding is recorded net against the related interest income in the condensed consolidated statements of operations.
Net realized gain and losses—Net realized gains and losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net realized gains (losses) on investments	$(28,107)	$(19,600)	$(57,031)	$(97,121)
Net realized gains (losses) on derivative instruments	2,686	(4,377)	9,574	9,856
Net realized losses on foreign currency transactions	10	1,471	2,523	3,353
Net realized gains (losses)	$(25,411)	$(22,506)	$(44,934)	$(83,912)
The net realized loss on investments for the three and nine months ended September 30, 2018 consisted of a net loss on the disposition of investments of $27.54 million and $67.36 million, respectively, and a net currency gain (loss) on those investments of $(0.57) million and $10.33 million, respectively, that were denominated in foreign currencies. The realized losses were driven primarily by the realization of unrealized losses previously recorded. The net realized gain on investments for the three and nine months ended September 30, 2017 consisted of a net loss on the disposition of investments of $9.59 million and $78.10 million, respectively, and a net currency loss of $10.01 million and $19.02 million, respectively, on those investments that were denominated in foreign currencies.
Our net realized gains (losses) on derivative instruments for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net realized gains (losses) on:
Cross currency swaps	$1,023	$808	$1,362	$12,854
Foreign currency forward contracts	2,604	(7,848)	7,081	(7,926)
Interest rate swaps	(941)	2,663	1,131	1,914
TRS	—	—	—	3,014
	$2,686	$(4,377)	$9,574	$9,856
See Note 4. “Derivative Instruments” in our condensed consolidated financial statements for more information about the components of the realized gain on TRS recorded during the three and nine months ended September 30, 2017.
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

Net change in unrealized appreciation or depreciation
For the three and nine months ended September 30, 2018 and 2017, net unrealized appreciation and depreciation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Investments	$10,069	$34,373	$32,715	$155,911
Derivative instruments	4,988	(10,812)	15,405	(62,683)
Foreign currency translation	(48)	(1,911)	(263)	(2,636)
Provision for taxes	(1,968)	(7,227)	(3,232)	1,462
Net change in unrealized appreciation	$13,041	$14,423	$44,625	$92,054
The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$75,641	$53,254	$149,132	$153,533
Unrealized depreciation	(63,891)	(31,836)	(143,839)	(131,609)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	(1,681)	12,955	27,422	133,987
Total net unrealized appreciation (depreciation)	$10,069	$34,373	$32,715	$155,911

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of prior period.
Approximately 7.5% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency forward contracts and cross currency swaps, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net realized and unrealized gains (losses) on investments	$(18,038)	$14,773	$(24,316)	$58,790
Net realized and unrealized gains (losses) on foreign currency forward contracts	2,689	(5,102)	9,674	(17,161)
Net realized and unrealized losses on cross currency swaps	2,123	(8,229)	11,293	(30,990)
	$(13,226)	$1,442	$(3,349)	$10,639
The net realized and unrealized losses on investments during the nine months ended September 30, 2018, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to unrealized losses incurred on certain investments. These losses were partially offset by an improvement in performance for a few select investments, a tightening of credit spreads and a general improvement in market conditions experienced during the nine months ended September 30, 2018. The net realized and unrealized gains and losses on investments during the nine months ended September 30, 2017, after applying the net impacts of movements in valuation on the underlying foreign currency forward contracts and cross currency swaps put in place to mitigate currency risk, were generally attributable to a tightening of credit spreads and a general improvement in market conditions experienced during the nine months ended September 30, 2017. These gains were offset by unrealized losses incurred on our investments in Amtek.
The net change in unrealized appreciation (depreciation) on derivative instruments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on TRS:
Unsettled amounts at end of period:
Spread interest income	$—	$—	$—	$—
Realized gain (loss) on TRS assets	—	—	—	—
Receipt of prior period unsettled amounts	—	—	—	(3,787)
Unrealized appreciation (depreciation) on TRS assets	—	—	—	390
	—	—	—	(3,397)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts:
Unrealized appreciation	1,178	960	2,767	960
Unrealized depreciation	(196)	(6,054)	(196)	(6,691)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	(897)	7,840	22	(3,504)
	85	2,746	2,593	(9,235)
Net change in unrealized appreciation (depreciation) on cross currency swaps:
Unrealized appreciation	1,100	—	7,945	—
Unrealized depreciation	—	(9,037)	—	(32,464)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination (1)	—	—	1,986	(11,380)
	1,100	(9,037)	9,931	(43,844)
Net change in unrealized appreciation (depreciation) on interest rate swaps:
Unrealized appreciation	4,191	113	3,526	—
Unrealized depreciation	(388)	(1,958)	(645)	(3,531)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses upon maturity/termination	—	(2,676)	—	(2,676)
	3,803	(4,521)	2,881	(6,207)
Total net change in unrealized (depreciation) appreciation on derivative instruments	$4,988	$(10,812)	$15,405	$(62,683)

(1)	Represents the unrealized appreciation or depreciation recorded at the end of prior period.
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
Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Net assets decreased $71.62 million and $40.12 million during the nine months ended September 30, 2018 and 2017, respectively. Our operations resulted in net assets increasing $142.39 million and $166.96 million during the nine months ended September 30, 2018 and 2017, respectively. The change in net assets during the nine months ended September 30, 2017 was also partially attributable to increases caused by the reinvestment of distributions in the amount of $88.09 million during the nine months ended September 30, 2017. Net assets decreased due to distributions to shareholders in the amount of $164.02 million and $178.96 million and the repurchase of shares of common stock in the amount of $50.00 million and $116.22 million during the nine months ended September 30, 2018 and 2017, respectively.
Our net asset value per share was $19.44 and $20.01 on September 30, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $1.31 per share during each of the nine months ended September 30, 2018 and 2017 and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan, the total investment return was 7.5% and 6.1% (not annualized) for shareholders who held our shares over the entire nine-month period ending September 30, 2018 and 2017, respectively.
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
The table below presents information on the investments classified as Level 3 as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Fair value of investments classified as Level 3	$3,355,292	$3,215,250
Total fair value of investments	$4,116,271	$3,969,097
% of fair value classified as Level 3	81.5%	81.0%
Number of positions classified as Level 3	126	114
Total number of positions	208	171
% of positions classified as Level 3	60.6%	66.7%
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our condensed consolidated financial statements, as well as, the directional impact to the valuation from an increase in various unobservable inputs.
As discussed in Note 2. “Significant Accounting Policies” in our condensed consolidated financial statements, our independent third party valuation firm provides a valuation range from which valuation recommendations are formulated. If our Board had determined a fair value of our Level 3 investments that was 2% higher (lower) than the fair value recorded as of September 30, 2018, our earnings per share would have increased (decreased) by $0.53 and our net asset value per share would have increased (decreased) by $0.54.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2018.
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
As of September 30, 2018, we had accrued a subordinated incentive fee on income of $10.95 million. See Note 6. “Related Party Transactions” in our condensed consolidated financial statements for expanded discussion of the Investment Advisory and Sub-Advisory Agreements.
Unfunded Commitments - Unfunded commitments to provide funds to portfolio companies are not recorded on our condensed consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments and proceeds from borrowings and securities offerings to fund these commitments. As of September 30, 2018, our unfunded investment commitments are as follows:

Category / Company (1)
Unfunded revolvers/delayed draw loan commitments:
A10 Capital, LLC	$14,123
Access CIG, LLC	29
ACG Materials, LLC	6,148
Berner Food & Beverage, LLC	37,597
Eagle Family Foods, Inc.	3,759
Frontline Technologies Holdings, LLC	12,140
National Debt Relief LLC	3,581
Patriot Well Solutions LLC	2,167
Revere Superior Holdings, Inc.	7,395
Total unfunded revolvers/delayed draw loan commitments	$86,939
Unfunded term loans
Wheels Up Partners LLC	$14,923
Total unfunded term loans	$14,923
Unfunded equity commitments:
KKR BPT Holdings Aggregator, LLC	$4,000
NEOS SPV I	20,113
Polyconcept North America Holdings, Inc.	1,211
Star Mountain SMB Multi-Manager Credit Platform, LP	13,124
Toorak Capital	12,075
Total unfunded equity commitments	$50,523

(1)	May be commitments to one or more entities affiliated with the named company.

(2)	As of the date of this filing, the unfunded commitments have expired.
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
Borrowings - As discussed above under “Capital Resources and Liquidity – Borrowings,” we, either directly or through our wholly owned subsidiaries, have borrowing agreements with several lenders in connection with our revolving credit facilities and the 2014 Senior Secured Term Loan. As of September 30, 2018, the credit facilities provided for $376.29 million of undrawn borrowing capacity. (See — “Capital Resources and Liquidity — Borrowings” above and Note 10. “Borrowings” in our condensed consolidated financial statements for expanded discussion of our borrowings.)

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings and interest expense and other fees related to our borrowings as of September 30, 2018 is as follows:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	After 5 years
2018 Senior Secured Revolving Credit Facility	$1,139,226	$—	$—	$1,139,226	$—
SMBC Credit Facility	200,000	—	—	200,000	—
JPM Credit Facility	240,000	—	240,000	—	—
2022 Notes	245,000	—	—	245,000	—
Interest and Credit Facilities Fees Payable(1)	346,070	82,787	157,251	106,032	—
Total	$2,170,296	$82,787	$397,251	$1,690,258	$—

(1)	Estimated interest payments have been calculated based on interest rates of our borrowings as of September 30, 2018.
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
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2018, we have three pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 0.84% to 2.77% and receive three-month LIBOR on an aggregate notional amount of $400 million. The interest rate swaps have quarterly settlement payments.
As of September 30, 2018, approximately 75.1% of our portfolio of debt investments, or approximately $2.63 billion measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of September 30, 2018, approximately 86.4% of our portfolio of variable interest rate debt investments, or approximately $2.28 billion measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases, we may benefit through an increase in interest income from such interest rate adjustments. As of September 30, 2018, approximately 13.6% of our portfolio of variable interest rate debt investments, or approximately $356.89 million measured at par value, featured variable interest rates without any minimum base rates. In the case of these “no base rate floor” variable interest debt investments held in our portfolio, we may benefit from increases in the base rates that may subsequently result in an increase in interest income from such interest rate adjustments.
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

Pursuant to the terms of our credit facilities, as discussed above (see “Capital Resources and Liquidity – Borrowings”), the majority of our borrowings as of September 30, 2018 provide for floating base rates based on short-term LIBOR. Therefore, if we were to completely draw down the unused commitments in each of our credit facilities, we expect that our weighted average direct interest rate would decrease by approximately 3 basis points, as compared to our current weighted average direct interest cost for borrowed funds. We expect that any further expansion of our current revolving credit facilities, or any future credit facilities that we or any subsidiary may enter into, will also be based on a floating base rate. As a result, we are subject to continuous risks relating to changes in market interest rates.
Based on our September 30, 2018 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of September 30, 2018 (in millions)
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)	Interest Rate Swap (2)
Down 50 basis points	$(1.571)	$(7.896)	$6.325	$(2.000)
Up 50 basis points	$11.197	$7.896	$3.301	$2.000
Up 100 basis points	$22.393	$15.792	$6.601	$4.000
Up 150 basis points	$33.590	$23.688	$9.902	$6.000
Up 200 basis points	$44.787	$31.585	$13.202	$8.000

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

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds. Approximately 24.9% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2018. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.
As of September 30, 2018, approximately 31.6% of our fixed interest rate debt investments, or approximately $247.09 million measured at fair value, had prices that are generally available from third party pricing services. We consider these debt investments to be one of the more liquid subsets of our Investment Portfolio since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments. We have other fixed interest rate investments in the less liquid subset of our Investment Portfolio that are not included in this analysis.
We have computed a duration of approximately 4.2 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.2%, all other financial and market factors assuming to remain unchanged. A 4.2% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $10.38 million, or a 0.4% decline in net assets relative to $19.44 net asset value per share as of September 30, 2018.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2018, to hedge against foreign currency risks.

		Investments Denominated in Foreign Currencies				Hedges
		As of September 30, 2018			Reduction in Fair Value as of September 30, 2018 if 10% Adverse Change in Exchange Rate(2)	As of September 30, 2018
(in thousands)		Par Value/ Cost in Local Currency(1)	Par Value/ Cost in US$(1)	Fair Value		Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€341,023	$397,473	$291,958	$29,196		€311,536	$344,857
Canadian Dollar	C$	4,500	3,501	3,526	353	C$	17,313	13,217
British Pound Sterling		£6,231	9,238	8,661	866		£52,582	69,751
Australian Dollar	A$	10,055	7,682	412	41	A$	2,572	1,919
Swedish Kronor	SEK	97,249	15,145	4,501	450	SEK	—	—
Total			$433,039	$309,058	$30,906			$429,744

(1)	Amount represents the par value of debt investments and cost of equity investments denominated in foreign currencies.

(2)	Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our 2018 Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of September 30, 2018, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $429.74 million, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2018, we did not have any outstanding borrowings denominated in foreign currencies on our 2018 Senior Secured Revolving Credit Facility.
During the three and nine months ended September 30, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our condensed consolidated statements of operations resulted in net realized and unrealized gains (losses) of $(0.04) million and $2.26 million, respectively. Our foreign currency forward contracts and cross currency swaps, employed for hedging purposes, generated net realized and unrealized gains of $4.81 million and $20.97 million during the three and nine months ended September 30, 2018, respectively. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations — Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None
Item 1A. Risk Factors
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018 and in the definitive proxy statement for the Proposed Merger (filed on September 27, 2018).
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

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report:

2.1
Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2018).

3.1	Amendment No. 1 to the Third Amended and Restated Bylaws of Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 23, 2018).

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2018).

10.2
Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other Person designated as a "Borrower" thereunder, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and ING Capital LLC, as Collateral Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 2018).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 2018.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Todd C. Builione
TODD C. BUILIONE
President
(Principal Executive Officer)

By:	/s/ Thomas N. Murphy
THOMAS N. MURPHY
Chief Financial Officer
(Principal Financial and Accounting Officer)